Form 10-Q
period 1994-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1994-05-13
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1994
          ---------------------------------------------
          OR

          [   ]     TRANSITION REPORT  PURSUANT TO  SECTION 13 OR  15(d) OF
          THE       SECURITIES EXCHANGE ACT OF 1934



          Commission file number 1-2987.

          NIAGARA MOHAWK POWER CORPORATION
          --------------------------------

          (Exact name of registrant as specified in its charter)

          State of New York                          15-0265555
          ------------------                         ----------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)


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

          YES [X]   NO [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1 par value, outstanding at April 30, 1994 - 142,778,785

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

          FORM 10-Q - For The Quarter Ended March 31, 1994


          INDEX


                Part I.  Financial Information                   Page

          Item 1.  Financial Statements.

                a) Consolidated Statements of Income -
                   Three Months Ended March 31, 1994 and 1993       3

                b) Consolidated Balance Sheets - March 31,
                   1994 and December 31, 1993                       4

                c) Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1994 and 1993       6

                d) Notes to Consolidated Financial Statements       7

                e) Review by Independent Accountants               14

                f) Independent Accountants' Report on the
                   Limited Review of the Interim Financial
                   Information                                     15

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.                                     16




                Part II.  Other Information

          Item 1.  Legal Proceedings.                              27

          Item 4.  Submission of Matters to a Vote
                   of Security Holders.                            28

          Item 5.  Other Events.                                   28

          Item 6.  Exhibits and Reports on Form 8-K.               32


          Signature                                                33


    PART 1. FINANCIAL INFORMATION
    -----------------------------
    ITEM 1. FINANCIAL STATEMENTS.
    -----------------------------
    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
    ----------------------------------------------


                                        THREE MONTHS ENDED MARCH 31,
                                        ---------------------------
                                        1994           1993
                                        ---------      ----------
                                        (In thousands of dollars)
    OPERATING REVENUES:
      Electric                          $ 933,717      $  876,625
      Gas                                 301,841         259,414

                                        1,235,558       1,136,039

    OPERATING EXPENSES:
      Operation:
        Fuel for electric generation       62,125          64,348
        Electricity purchased             275,360         206,192
        Gas purchased                     175,084         155,003
        Other operation expense           172,684         194,827
      Maintenance                          47,493          50,330
      Depreciation and amortization        75,406          67,662
      Federal and foreign income taxes     88,304          81,455
      Other taxes                         135,754         128,553

                                        1,032,210         948,370

    OPERATING INCOME                      203,348         187,669

    OTHER INCOME AND (DEDUCTIONS):
      Allowance for other funds used
       during construction                    765           2,071
      Federal and foreign income taxes      2,340           3,649
      Other items (net)                     2,966           4,472

                                            6,071          10,192

    INCOME BEFORE INTEREST CHARGES        209,419         197,861

    INTEREST CHARGES:
      Interest on long-term debt           68,584          70,102
      Other interest                        3,985           3,109
      Allowance for borrowed funds used
       during construction                 (1,614)         (2,306)

                                           70,955          70,905

    NET INCOME                            138,464         126,956
    Dividends on preferred stock            7,016           8,299

    BALANCE AVAILABLE FOR COMMON STOCK  $ 131,448      $  118,657

    Average number of shares of common
      stock outstanding
      (in thousands)                      142,498         137,208

    Balance available per average
      share of common stock             $  .92         $   .86
    Dividends paid per share of common
      stock                                .25             .20



    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS
    ---------------------------


                                                        MARCH 31,
                                                        1994            DECEMBER 31,
                                                        (UNAUDITED)     1993
                                                        ------------    ------------
                                                        (In thousands of dollars)
    UTILITY PLANT:
     Electric plant                                     $ 8,082,027      $7,991,346
     Nuclear fuel                                           457,502         458,186
     Gas plant                                              860,947         845,299
     Common plant                                           268,028         244,294
     Construction work in progress                          480,601         569,404

          Total utility plant                            10,149,105      10,108,529
    Less-Accumulated depreciation and
     amortization                                         3,295,194       3,231,237

          Net utility plant                               6,853,911       6,877,292


    OTHER PROPERTY AND INVESTMENTS                          243,079         221,008

    CURRENT ASSETS:
     Cash, including temporary cash investments
       of $86,923 and $100,182, respectively                168,897         124,351
     Accounts receivable (less-allowance for
       doubtful accounts of $3,600)                         351,519         258,137
     Unbilled revenues                                      192,500         197,200
     Electric margin recoverable                             32,047          21,368
     Materials and supplies, at average cost:
       Coal and oil for production of electricity            27,120          29,469
       Gas storage                                            3,018          31,689
       Other                                                166,479         163,044
     Prepaid taxes                                           87,146          23,879
     Prepaid pension expense                                 39,933          37,238
     Other prepayments                                       27,487          29,498

                                                          1,096,146         915,873

    REGULATORY AND OTHER ASSETS:

     Unamortized debt expense                               153,473         154,210
     Deferred recoverable energy costs                       39,483          67,632
     Deferred finance charges                               239,880         239,880
     Income taxes recoverable (Note 1)                      527,995         527,995
     Recoverable environmental restoration costs            240,000         240,000
     Other                                                  188,103         175,187

                                                          1,388,934       1,404,904

                                                        $ 9,582,070      $9,419,077




    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ----------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS
    ---------------------------
    CAPITALIZATION AND LIABILITIES
    ------------------------------


                                                            MARCH 31,1994  DECEMBER 31,
                                                            (UNAUDITED)    1993
                                                            -------------  ------------
                                                            (In thousands of dollars)
    CAPITALIZATION:
       COMMON STOCKHOLDERS' EQUITY:
          Common stock - $1 par value; authorized
          150,000,000 shares; issued 142,706,358 and
          142,427,057 shares, respectively                  $  142,706     $  142,427
          Capital stock premium and expense                  1,762,908      1,762,706
          Retained earnings                                    647,171        551,332
                                                            ----------     ----------
                                                             2,552,785      2,456,465
                                                            ----------     ----------
       CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
       SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 2,100,000 shares                            210,000         210,000
          Redeemable (mandatorily redeemable), issued
           294,000 shares                                      27,600          27,600
       CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
       SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 3,200,000 shares                             80,000          80,000
          Redeemable (mandatorily redeemable), issued
           4,840,005 shares                                    95,600          95,600

                                                              413,200         413,200

       Long-term debt                                       3,261,159       3,258,612

          Total capitalization                              6,227,144       6,128,277


    CURRENT LIABILITIES:

     Short-term debt                                         177,001          368,016
     Long-term debt due within one year                      414,084          216,185
     Sinking fund requirements on redeemable
       preferred stock                                        27,200           27,200
      Accounts payable                                       231,208          299,209
      Payable on outstanding bank checks                      24,662           35,284
      Customers' deposits                                     14,182           14,072
      Accrued taxes                                          134,666           56,382
     Accrued interest                                         80,045           70,529
      Accrued vacation pay                                    41,040           40,178
      Other                                                  100,070           82,145

                                                           1,244,158        1,209,200

    REGULATORY AND OTHER LIABILITIES:
      Accumulated deferred income taxes (Note 1)           1,344,701        1,313,483
      Deferred finance charges                               239,880          239,880
      Unbilled revenues                                       90,268           94,968
      Deferred pension settlement gain                        59,277           62,282
      Customers refund for replacement power cost
       disallowance                                           17,311           23,081
      Other                                                  119,331          107,906

                                                           1,870,768        1,841,600

    COMMITMENTS AND CONTINGENCIES (NOTE 2):
      Liability for environmental restoration                240,000          240,000

                                                          $9,582,070       $9,419,077



    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    -------------------------------------
    INCREASE (DECREASE) IN CASH  (UNAUDITED)
    ----------------------------------------


                                                            THREE MONTHS ENDED MARCH 31,
                                                            1994           1993
                                                            -------------  ------------
                                                            (In thousands of dollars)
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $ 138,464      $ 126,956
      Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                             75,406         67,662
     Amortization of nuclear fuel                               9,601          7,800
     Provision for deferred Federal income taxes               31,218         13,538
     Electric margin recoverable                              (10,679)       (20,688)
     Allowance for other funds used during construction          (765)        (2,071)
     Deferred recoverable energy costs                         28,149         25,853
     Amortization of nuclear replacement power cost
      disallowance                                             (5,770)        (5,930)
     Increase in net accounts receivable                      (93,382)       (75,720)
     Decrease in materials and supplies                        28,959         51,097
     Decrease in accounts payable and accrued expenses        (62,131)       (84,625)
     Increase in accrued interest and taxes                    87,800         70,986
     Changes in other assets and liabilities                  (46,052)       (20,498)

          NET CASH PROVIDED BY OPERATING ACTIVITIES           180,818        154,360

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Construction additions                                  (64,815)       (71,010)
      Less: Allowance for other funds used during
       construction                                               765          2,071
      Acquisition of utility plant                            (64,050)       (68,939)
      (Increase) decrease in materials and supplies
      related to construction                                  (1,374)          (648)
      Decrease in accounts payable and accrued
      expenses related to construction                        (15,533)       (21,156)
     Increase in other investments                            (21,841)        (3,145)
      Other                                                    (3,045)           752

          NET CASH USED IN INVESTING ACTIVITIES              (105,843)       (93,136)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the sale of common stock                    5,203          2,855
      Issuance of long-term debt                              210,000            -
      Net change in short-term debt and revolving
        credit agreements                                    (191,015)       (29,187)
      Dividends paid                                          (42,625)       (35,733)
      Reductions in long-term debt                             (8,414)        (4,683)
      Other                                                    (3,578)          (347)

          NET CASH USED IN FINANCING ACTIVITIES               (30,429)       (67,095)

    NET INCREASE (DECREASE) IN CASH                            44,546         (5,871)

    Cash at beginning of period                               124,351         43,894

    CASH AT END OF PERIOD                                   $ 168,897      $  38,023

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                         $  64,987      $  65,732
      Income taxes paid                                        11,308          9,373


              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1994 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1993, 1992 and 1991 included in the Company's 1993 Annual Report to Shareholders on Form 10-K.

                The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1994, should not be taken as an indication of earnings for all or any part of the balance of the year.

                Certain amounts have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1994 presentation.

          2.    Contingencies.

                Environmental issues: The public utility industry typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. These wastes or by-products may not have previously been considered hazardous, and may not be considered hazardous currently, but may be identified as such by Federal, state or local authorities in the future. The Company believes it is handling identified wastes and by-products in a manner consistent with Federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has been advised that various Federal, state or local agencies believe that certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if determined to be necessary.

                The Company is currently aware of 89 sites with which it has been or may be associated, including 49 which are Company-owned. The Company-owned sites include 23 former coal gasification (MGP) sites, 15 industrial waste sites and 11 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate contamination of soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the Federal National Priorities List for Uncontrolled Hazardous Waste Sites (NPL) published by the Environmental Protection Agency (EPA). The 40 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the Company's operations. Pending the results of investigations, the Company may be required to contribute some proportionate share of remedial costs. Not included in the 89 sites are seven sites for which the Company has reached final settlement agreements with other potentially responsible parties (PRP) and three sites where remediation activities have been completed. The Company is also aware of approximately 20 formerly-owned MGP sites with which the Company has been or may be associated and which may require future investigation and possible remediation. Also, approximately 11 fire training sites used by the Company have been identified but not investigated. Presently, the Company has not determined its potential involvement with such sites and has made no provision for potential liabilities associated therewith.

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

                The Company estimates that 43 of the 49 owned sites will require some degree of remediation and post-remedial monitoring. This conclusion is based upon a number of factors, including the nature of the identified or potential contaminants, the location and size of the site, the proximity of the site to sensitive resources, the status of regulatory investigation and knowledge of activities at similarly situated sites. Although the Company has not extensively investigated many of those sites, it believes it has sufficient information to estimate a range of cost of investigation and remediation. As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $210 million for these owned sites, representing the low end of the range of the estimated cost for investigation and remediation. The high end of the range is presently estimated at approximately $520 million.

                The majority of these cost estimates relate to the MGP sites. Of the 23 MGP sites, the Harbor Point (Utica, NY) and Saratoga Springs sites are being investigated and remediated pursuant to separate regulatory Consent Orders. The remaining 21 MGP sites are the subject of an Order on Consent executed with the New York State Department of Environmental Conservation (DEC) providing for an investigation and remediation program over approximately ten years. Preliminary site assessments have been conducted or are in process at five of these 21 sites, with remedial investigations either currently in process or scheduled for 1994. Remedial investigations have been conducted for two industrial waste sites and for three operating properties where corrective actions were considered necessary.

                The Company recently completed preliminary assessments at the fire training sites which it owns and determined five sites will require further investigation. These sites and the costs to investigate them are included in the sites discussed above and the amounts accrued at March 31, 1994.

                The Company does not currently believe that a clean-up will be required at the six remaining Company-owned sites, although some degree of investigation of these sites is included in its investigation and remediation program.

                With respect to the 40 sites with which the Company has been or may be associated as a PRP, nine are listed on the NPL. Total costs to investigate and remediate these sites are estimated to be approximately $590 million; however, the Company estimates its share of this total at approximately $30 million and this amount has been accrued at March 31, 1994.

                The seven sites for which final settlement agreements have been executed resulted in payment by the Company of amounts not considered to be material. Two of these sites (Ludlow Landfill and Wide Beach) are listed on the NPL; the Company's aggregate liability for both was established in an amount less than $300,000. For the 9 sites included on the NPL, the Company's potential contribution factor varies for each site. The estimated aggregate liability for these sites is not material and is included in the determination of the amounts accrued.

                Estimates of the Company's potential liability for sites not owned by the Company, but for which the Company has been identified as a PRP, have been derived by estimating the total cost of site clean-up and then applying the related Company contribution factor to that estimate. Estimates of the total clean-up costs are determined by using all available information from investigations conducted to date, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 FR No. 119). The contribution factor is then calculated using either a per capita share based upon the total number of PRPs named or otherwise identified, which assumes all PRPs will contribute equally, or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these PRP sites and is contesting liability accordingly.

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

                On July 21, 1988, the Company received notice of a motion by Reynolds Metals Company to add the Company as a third party defendant in an ongoing Superfund lawsuit in Federal District Court, Northern District of New York. This suit involves PCB oil contamination at the York Oil Site in Moira, New York. Waste oil was transported to the site during the 1960's and 1970's by contractors of Peirce Oil Company (owners/operators of the site) who picked up waste oil at locations throughout Central New York, allegedly including one or more Company facilities. On May 26, 1992, the Company was formally served in a Federal Court action initiated by the government against 8 additional defendants. Pursuant to the requirements of a case management order issued by the Court on March 13, 1992, the Company has also been served in related third and fourth-party actions for contribution initiated by other defendants. These actions have been consolidated into a single action filed in February 1994 by the federal government against several entities, including the Company, which did not accept the government's final terms of settlement. The Company intends to vigorously oppose and defend against the government's characterization of its liability in this matter.

                The Company believes that costs incurred in the investigation and restoration process for both Company-owned sites and sites with which it is associated will be recoverable in the ratesetting process. Rate agreements in effect since 1991 provide for recovery of anticipated investigation and remediation expenditures. The Company's 1994 rate settlement includes $21.7 million for site investigation and remediation. The Staff of the New York State Public Service Commission (PSC Staff) reserves the right to review the appropriateness of the costs incurred. While the PSC Staff has not challenged any remediation costs to date, the PSC Staff asserted in the recently-decided gas rate proceeding that the Company must, in future rate proceedings, justify why it is appropriate that remediation costs associated with non-utility property owned by the Company be recovered from ratepayers. Based upon management's assessment that remediation costs will be recovered from ratepayers, a regulatory asset has been recorded representing the future recovery of remediation obligations accrued to date.

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

                Tax assessments: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase the Federal income tax liability by approximately $80 million before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Nine Mile Point Nuclear Station Unit 2 (Unit 2). The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the New York State Public Service Commission (PSC) in 1990, to the extent the IRS is able to sustain disallowances, the Company will be required to absorb a portion of any disallowance. The Company believes any such disallowance will not have a material impact on its financial position or results of operations.

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

                The Company believes it has done no wrong and intends to vigorously defend against this action. On May 7, 1993, the Company filed an answer denying liability and raising certain affirmative defenses. Thereafter, the Company and Inter-Power filed cross-motions for summary judgment. The court dismissed two of Inter-Power's fourteen causes of action but otherwise denied the Company's motion. The court also dismissed two of the Company's affirmative defenses and otherwise denied Inter-Power's cross-motion. Inter-Power has appealed the dismissal of its two causes of action, and the Company has appealed the denial of its motion to dismiss the remaining twelve causes of action.
                On March 23, 1994, the Company filed a new summary judgment motion, which remains pending with the court. The ultimate outcome of the litigation cannot presently be determined.

                On November 12, 1993, Fourth Branch Associates Mechanicville ("Fourth Branch") filed suit against the Company and several of its officers and employees in the New York Supreme Court, Albany County, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The suit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. On January 3, 1994, the defendants filed a joint motion to dismiss Fourth Branch's complaint. This motion has yet to be decided. On March 16, 1994, the Court denied Fourth Branch's motion for preliminary judgment. The Company also notified Fourth Branch by letter dated March 1, 1994, that the Licensing Agreement between Fourth Branch and the Company is terminated. On March 15, 1994, Fourth Branch petitioned the FERC for Extraordinary Relief. The Company has opposed this petition before the FERC. On March 18, 1994, Fourth Branch filed a petition for bankruptcy and, on April 4, 1994, the bankruptcy court granted relief from the automatic bankruptcy stay to allow the pending litigation to go forward. On April 27, 1994, the Company served an answer and counterclaim in the Albany Supreme Court litigation seeking $1 million in damages and removal of Fourth Branch from the Mechanicville site. The Company believes that it has substantial defenses to Fourth Branch's claims, but is unable to predict the outcome of this litigation.

                Accordingly, no provision for liability, if any, that may result from either of these suits has been made in the Company's financial statements.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                          REVIEW BY INDEPENDENT ACCOUNTANTS



          The Company's independent accountants, Price Waterhouse, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of March 31, 1994 and the unaudited Consolidated Statements of Income and Cash Flows for the three-
          month periods ended March 31, 1994 and 1993.   The accountants'
          report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

          PRICE WATERHOUSE
          ONE MONY PLAZA
          SYRACUSE   NY   13202
          TELEPHONE  315-474-6571
          REPORT OF INDEPENDENT ACCOUNTANTS

          May 12, 1994

          To the Stockholders and Board of Directors of
          Niagara Mohawk Power Corporation
          300 Erie Boulevard West
          Syracuse   NY   13202

          We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended
          March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

          We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
          Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1994, we expressed an unqualified opinion (containing an explanatory paragraph relating to the Company's involvement as a defendant in lawsuits relating to actions with respect to certain purchased power contracts) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/ Price Waterhouse
          -------------------

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Position, Liquidity and Capital Resources


                                 1994 Rate Agreement

          On February 2, 1994, the PSC approved an increase in gas rates of $10.4 million or 1.7%. To comply with this rate order, the Company filed tariffs with an effective date of February 12, 1994. The Company was allowed to collect the revised rates retroactive to January 1, 1994, through the implementation of a surcharge factor. The rate order also permitted the Company to implement for the first time a weather normalization clause with an effective date of February 12, 1994. The gas weather normalization clause was not ordered to be implemented on a retroactive basis and therefore had very little impact on financial condition and results of operations for the first quarter of 1994.

          The PSC also approved the Company's electric supplement agreement with the Staff of the New York State Public Service Commission (PSC Staff) and other parties to extend certain cost recovery mechanisms in the 1993 Rate Agreement without increasing electric base rates for calendar year 1994. An order has not yet been issued for PSC approval of the electric or gas cases. The goal of the supplement is to keep total electric bill impacts for 1994 at or below the rate of inflation. Modifications were made to the Niagara Mohawk Electric Revenue Adjustment Mechanism (NERAM) and Measured Equity Return Incentive Term (MERIT) provisions, which determine how these amounts are to be distributed to various customer classes and also provide for the Company to absorb 20% of margin variances (within certain limits) originating from SC-10 rate discounts (as described below) and certain other discount programs for industrial customers as well as 20% of the gross margin variance from NERAM targets for industrial customers. The Company estimated its total exposure at March 31, 1994, on such variances for 1994 to be approximately $13 million, depending on the amount of discounts given. The supplement also allows the Company to begin recovery over three years of approximately $15 million of unregulated generator buyout costs, subject to final PSC determination with respect to the reasonableness of such costs.

          The Company is experiencing a loss of industrial load through bypass across its system. Several substantial industrial customers, constituting approximately 85 MW of demand, have chosen to purchase generation from other sources, either from newly constructed facilities or under circumstances where they directly use the power they had been generating and selling to the Company under power purchase contracts mandated by the Public

          Utility Regulatory Policies Act of 1978 (PURPA), New York laws and PSC programs. As a first step in addressing the threat of a loss of industrial load, the PSC approved a new rate (referred to as SC-10) under which the Company is allowed to negotiate individual contracts with some of its largest industrial and commercial customers to provide them with electricity at lower prices. Under the new rate, customers must demonstrate that leaving the Company's system is an economically viable alternative. At April 30, 1994, the Company estimated that as many as 75 of its 235 largest customers may be inclined to bypass the utility's system by making electricity on their own unless they receive price discounts. Granting discounts would cost an estimated $20 million per year, while losing those 75 customers would reduce net revenues by an estimated $80 million per year. As of April 30, 1994, the Company has offered annual SC-10 discounts to customers totaling $9.7 million, of which $5.3 million have been accepted. The Company estimates that by the end of 1994 there may be as many as 50 customers subscribing to the rate, with a lost margin projection in 1994 of $15 million ($3 million shareholder exposure).

          Under the terms of its 1994 Rate Agreement, the Company filed a "competitiveness" study with the PSC on April 7, 1994, entitled "The Impacts of Emerging Competition in the Electric Utility Industry." The assessment of competition contained in the report describes the initial results of the Company's CIRCA 2000 (Comprehensive Industry Restructuring and Competitive Assessment for the 2000s) studies. Started in 1993, the studies were undertaken to assess the pace and direction of the growth of competition in the electric utility industry, as well as the strengths and weaknesses of the Company in relation to this assessment.

          Although there is considerable debate about what changes should occur in the electric industry and even more uncertainty about what will actually happen, the study explores the Company's best estimate of how impacts would vary depending on the extent of changes in the industry and the pace at which those changes are allowed to unfold.

          The report presents a brief review of federal energy policy and the current debate over industry restructuring as background information. A discussion of the competitive forces that Niagara Mohawk faces is followed by an assessment of the competitiveness of the Company's electricity supply costs and an explanation of the potential financial effects of increased competition.

          The Company sells electricity generated from diverse supply sources, to reduce sensitivity to changes in the economics of any single fuel source. However, the average cost of these diverse sources may be greater than that of a single fuel source. While the Company's average generation costs are competitive with costs of new suppliers of electricity, the current excess supply of capacity in the Northeast and Canada has significantly depressed wholesale prices, which may be indicative of retail prices in the near term if competition quickly expanded. Under these circumstances, by-pass is a growing threat, although no regulatory structure for bypass currently exists in New York State. There is increasing public debate within several municipalities in the Company's service territory on the issue of by-pass. The threat of municipalization is not new, either to the Company or to other utilities across the country.

          Summary financial indicators associated with a base case forecast and an alternative case which estimates one potential scenario of additional competition under the existing regulatory framework, are shown in the report. The report concludes with a description of transition costs and methods for dealing with them, and provides a roadmap for moving the monopoly-dominated electric utility industry to fuller competition.

          From a broader industry perspective, the assessment concludes that selective discounting to avoid uneconomic by-pass is likely to be effective in the current regulatory and competitive regime. Full retail competition, if not managed appropriately and consistently, could create significantly higher prices for core customers, jeopardize the financial viability of the electric utility industry and devastate the social programs delivered by the industry. While aggressive cost management must be part of any response to competition, it alone cannot address the financial consequences that may arise from a sudden and dramatic policy change. Regulators, legislators, and utilities must collaborate to create a fair and equitable transition to increased competition that addresses the obligation to serve, incumbent burdens, transition costs, and exit fees. See Item 5. Other Events, 3. California Open Competition Plan.

                           1995 Five-Year Rate Plan Filing

          On February 4, 1994, the Company made a combined electric and gas rate filing for rates to be effective January 1, 1995 seeking a $133.7 million (4.3%) increase in electric revenues and a $24.8 million (4.1%) increase in gas revenues. The electric filing includes a proposal to institute a methodology to establish rates beginning in 1996 and running through 1999. The proposal would provide for rate indexing to a quarterly forecast of the consumer price index as adjusted for a productivity factor. The methodology sets a price cap, but the Company may elect not to raise its rates up to the cap. Such a decision would be based on the Company's assessment of the market. NERAM and certain expense deferrals would be eliminated, while the fuel adjustment clause would be modified to cap the Company's exposure to fuel and purchased power cost variances from forecast at $20 million annually. However, certain items which are not within the

          Company's control would be outside of the indexing; such items would include legislative, accounting, regulatory and tax law changes as well as environmental and nuclear decommissioning costs. These items and the existing balances of certain other deferral items, such as MERIT and demand-side management (DSM), would be recovered or returned using a temporary rate surcharge. The proposal would also establish a minimum return on equity which, if not achieved, would permit the Company to refile for new base rates subject to indexing or to seek some other form of rate relief. Conversely, in the event earnings exceed an established maximum allowed return on equity, such excess earnings would be used to accelerate recovery of regulatory or other assets. The proposal would provide the Company with greater flexibility to adjust prices within customer classes to meet competitive pressures from alternative electric suppliers while increasing the risk that the Company will earn less than its allowed rate of return. Gas rate adjustments beyond 1995 would follow traditional regulatory methodology.

          The Company tentatively settled a motion filed by the PSC Staff to reject the filing as deficient in support by agreeing to extend the date by which the PSC must rule on the Company's rate request by twelve weeks. The Company will absorb one-half of the costs (the lost margin) arising because of the extension. The remainder of the costs will be recovered through a noncash credit to income, and is dependent upon the amount of rate relief ultimately granted by the PSC for 1995. Temporary gas rates will be instituted for the full twelve weeks. This settlement of the PSC Staff's motion must ultimately be approved by the PSC. The Administrative Law Judge in the case rejected a Consumer Protection Board (CPB) motion to dismiss the portion of the case related to years two through five as being beyond the authority of the PSC.

                                Common Stock Dividend

          On April 14, 1994, the Board of Directors authorized an increase in the quarterly common stock dividend from $.25 per share to $.28 per share, which will be paid on May 31, 1994 to shareholders of record on May 6, 1994. The Board of Directors had previously authorized a quarterly common stock dividend of $.25 per share on January 27, 1994 which was paid February 28, 1994.

                                Unregulated Generators

          In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

          While the Company favors the availability of unregulated generators in satisfying its generating needs, the Company also believes it is paying a premium to unregulated generators for energy it does not currently need. The Company estimates that it paid a premium of $206 million in 1993 and expects to overpay by $352 million in 1994 and $421 million in 1995. The Company has initiated a series of actions to address this situation, but expects that in large part the higher costs will continue.

          In order to control the growth of excess supply, the Company has taken numerous actions to realign its supply with demand. These actions include plant mothballing and retirements as well as the implementation of an aggressive wholesale marketing effort. Such actions have been successful in bringing installed capacity reserve margins down to more acceptable levels.

          On August 18, 1992, the Company filed a petition with the PSC which calls for the implementation of "curtailment procedures." Under existing FERC and PSC policy, this petition would allow the Company to limit its purchases from unregulated generators when demand is low.

          While the Administrative Law Judge has submitted recommendations to the PSC, the Company cannot predict the outcome of this case. Also, the Company has commenced settlement discussions with certain unregulated generators regarding curtailments. On April 5, 1994, the Company requested the PSC to expedite the consideration of its petition.

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

          On February 4, 1994, the Company notified the owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost and the repayment of any advance payment which remains outstanding at the end of the contract. See Part II. Item 1. Legal Proceedings, for responses to the Company's notifications.

                       Financing Plans and Financial Positions

          External financing of approximately $750 million is expected for

          1994, of which approximately $545 million will be used for scheduled and optional refundings. This external financing is projected to consist of $425 million in long-term debt, (including $210 million in long-term debt described below) $200 million from sales of common stock and $200 million of preferred stock, offset by a $75 million decrease in short-term debt.

          During March 1994, $210 million of 6-7/8% series First Mortgage Bonds due March 1, 2001 were issued. Proceeds from the issuance were used in connection with the retirement of $200 million of outstanding higher-rate First Mortgage Bonds. The Company is also investigating other options for continuing to reduce its interest requirements. Through the refinancings completed to date, the Company has been able to reduce its embedded cost of debt on First Mortgage Bonds from 9.25% at December 31, 1991 to 8.01% at April 30, 1994.

          The Company believes that traditionally available sources of financing should be sufficient to satisfy the Company's external financing needs during the period 1994 through 1998. At May 1, 1994, the Company could issue $2,163 million aggregate principal amount of First Mortgage Bonds under the earnings test set forth in the Company's Mortgage Trust Indenture assuming a 8% interest rate. This includes approximately $1,121 million on the basis of retired bonds and $1,042 million supported by additional property currently certified and available. A total $200 million of Preference Stock is currently available for sale. The Company also has authorized unissued Preferred Stock totaling $390 million. The Company continues to explore and utilize, as appropriate, other methods of raising funds. The Company's Charter restricts the amount of unsecured indebtedness which may be incurred by the Company to 10% of consolidated capitalization plus $50 million. The Company has not reached this restrictive limit.

          Cash flows to meet the Company's requirements for the first three months of 1994 and 1993 are reported in the Consolidated Statements of Cash Flows on Page 6.

          Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be temporarily created as a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. However, the Company has sufficient borrowing capacity to fund such deficits as necessary.

                      Material Changes in Results of Operations

          Three Months Ended March 31, 1994 versus Three Months Ended

          March 31, 1993

          The following discussion presents the material changes in results of operations for the first quarter of 1994 in comparison to the same period in 1993. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year.

          Earnings for the first quarter were $131.4 million or $.92 per share, as compared with $118.7 million or $.86 per share in 1993.


          As shown in the table below, electric revenues increased $57.1 million or 6.5% from 1993. This increase resulted primarily from the second stage rate increase granted in September 1993 and also reflected higher fuel adjustment clause revenues to cover increasing payments to unregulated generators. Consistent with the terms of the NERAM, the Company deferred the electric gross margin shortfall from the rate case forecast of $10.7 million and $20.7 million in the first quarters of 1994 and 1993, respectively, for future recovery. The decrease in DSM revenues relates to a change in recovery of certain costs in base rates versus inclusion in a separate DSM surcharge.


          Increase in base rates                         $ 24.1  million
          Sales to ultimate consumers                      23.4
          Sales to other electric systems                  21.6
          Fuel adjustment clause revenues                  17.7
          Miscellaneous operating revenues                 (4.5)
          NERAM revenues                                   (9.9)
          DSM revenues                                    (15.3)
                                                         ------
                                                         $ 57.1  million
                                                         ======

          Electric kilowatt-hour sales to ultimate consumers were approximately 9.4 billion in the first quarter of 1994, a 3.1% increase from 1993 primarily as a result of colder weather.
          After adjusting for the effects of weather, sales to ultimate consumers increased only slightly (.3%). Sales for resale increased 913 million kilowatt-hours (99.1%) resulting in a net increase in total electric kilowatt-hour sales of 1,196 million (11.9%). Sales for resale increased due to the availability of Company generation for sale as a result of an increase in required purchases from unregulated generators and the record cold in the region, which is not likely to be repeated. As established in rates, the Company retains 40% of the gross margin variance from the forecast of sales for resale, with the remainder passed back to ratepayers. Industrial-Special sales are New York State Power Authority allocations of low-cost power to specified customers.


                                 Revenues (Thousands)                    Sales (GwHrs)
                                                                             %                               %
                                                      1994       1993     Change      1994       1993      Change

                 Residential                     $  372,769  $  338,944     10.0      3,268      3,153       3.6
                 Commercial                         339,620     318,116      6.8      3,301      3,187       3.6
                 Industrial                         138,420     136,525      1.4      1,782      1,741       2.4
                 Industrial - Special                12,317      10,290     19.7        999        984       1.5
                 Municipal                           12,853      13,059     (1.6)        60         62      (3.2)
                 Total to Ultimate Consumers        875,979     816,934      7.2      9,410      9,127       3.1
                 Other Electric Systems              50,981      29,359     73.6      1,834        921      99.1
                 Miscellaneous                        6,757      30,332    (77.7)      -          -           -
                   Total                         $  933,717  $  876,625      6.5     11,244     10,048      11.9
                                                ==========  ==========     ====      ======     ======      ====

                 Electric fuel and purchased power costs increased $67.0 million or 24.8%. This increase is the result of a $82.9 million increase in purchased power costs (principally payments to unregulated generators), offset by a $1.8 million net decrease in costs deferred and recovered through the operation of the fuel adjustment clause and by a decrease in fuel costs of $14.1 million. The decrease in fuel costs reflects a combination of greater unregulated generator purchase requirements and greater nuclear availability, which reduced the need to operate the fossil plants during the first three months of 1994. See detail in table below.


                                               Three Months Ended March 31,


                                                                                                              1994 Fuel &
                                                                                       % Change from        Purchased Power
                                                  1994                1993               prior year            GwHr. Cost


                  FUEL FOR ELECTRIC GENERATION:
                       (IN MILLIONS OF DOLLARS)

                                             GwHrs.    Cost       GwHrs.     Cost      GwHrs.      Cost       Cents/KwHr
                                             ------   ------      ------    ------     ------      ----       ----------

                  Coal                        1,800   $ 30.4       2,139    $ 32.6     (15.8)       (6.7)        1.69
                                                                                                                 cents
                  Oil                           743     23.4       1,087      34.6     (31.6)      (32.4)        3.15

                  Natural Gas                     3       .5         193       3.5     (98.4)      (85.7)       16.67
                  Nuclear                     2,123     11.7       1,584       9.4      34.0        24.5          .55

                  Hydro                         869       -          969       -       (10.3)        -             -
                                             ------   ------       -----    ------     ------      -----        -----

                                              5,538     66.0       5,972      80.1      (7.3)      (17.6)        1.19
                                             ------   ------       -----    ------     ------      -----        -----
                  ELECTRICITY PURCHASED:

                  Unregulated Generators      3,717    235.4       2,658     166.9      39.8        41.0         6.33
                  Other                       2,891     43.1       2,231      28.7      29.6        50.2         1.49
                                             ------   ------       -----    ------     -----       -----        -----

                                              6,608    278.5       4,889     195.6      35.2        42.4         4.21
                                             ------   ------       -----    ------     -----       -----        -----
                                             12,146    344.5      10,861     275.7      11.8        25.0         2.84
                                             ------   ------      ------    ------     -----       -----        -----

                  Fuel adjustment clause       -        (7.0)        -        (5.2)      -         (34.6)
                  Losses/Company use            902      -           813       -        11.0          -           -
                                             ------   ------       -----    ------     -----       ------       -----

                                             11,244   $337.5      10,048    $270.5      11.9        24.8         3.00
                                             ======   ======      ======    ======     =====       ======        cents
                                                                                                                =====

          Gas revenues increased $42.4 million or 16.4% in 1994 from the comparable period in 1993 as set forth in the table below:


          Sales to ultimate consumers                   $36.8  million
          Purchased gas adjustment clause revenues       10.7
          Increase in base rates                          3.3
          Miscellaneous operating revenues                2.9
          Transportation of customer-owned gas           (1.4)
          Spot market sales                              (9.9)
                                                       --------
                                                        $42.4   million
                                                       =======


          Due in part to cooler weather in the first three months of 1994, gas sales to ultimate consumers were 44.8 million dekatherms, a 13.7% increase from the first quarter of 1993. After adjusting for the effects of weather, sales to ultimate consumers increased 6.8%, attributable to a continuing focus on commercial marketing programs. Transportation of customer-owned gas increased 3.1 million dekatherms (16.3%). This increase was caused by dual fuel customers who switched to alternative fuels based on market price and availability. These increases were offset by a decrease in spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers. In 1994, the Company retains only 15% of the profit margin on spot market sales, compared to 100% in 1993. The other 85% is passed back to ratepayers. Also due to the colder weather, less spot market gas was available to purchase and resell economically.


                                                  Revenues (Thousands)         Sales (Thousands of Dekatherms)

                                                                               %                                %
                                                     1994        1993       Change      1994     1993        Change

                 Residential                        $199,351   $164,781      21.0      30,277    26,840        12.8
                 Commercial                           82,369     66,912      23.1      13,287    11,601        14.5
                 Industrial                            6,744      5,090      32.5       1,273       990        28.6
                 Total to Ultimate Consumers         288,464    236,783      21.8      44,837    39,431        13.7
                 Other Gas Systems                       607        485      25.2         129       112        15.2
                 Transportation of Customer-
                   Owned Gas                          10,431     11,860     (12.0)     22,299    19,180        16.3
                 Spot Market Sales                     3,989     13,755     (71.0)      1,349     6,295       (78.6)
                 Miscellaneous                        (1,650)    (3,469)    (52.4)       -          -            -
                   Total to System Core Customers   $301,841   $259,414      16.4      68,614    65,018         5.5











                 As a result of a 5.4 million increase in dekatherms purchased and withdrawn from storage for ultimate consumer sales and a 4.9 million decrease in dekatherms purchased for spot market sales, coupled with a $25.9 million increase in the cost of dekatherms purchased, and a $3.7 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, the total cost of gas included in expense increased 13.0% in 1994. The Company's net cost per dekatherm sold, as charged to expense and excluding spot market purchases, increased from $3.49 in 1993 to $3.72 in 1994.



                                                                                 Three Months Ended March 31,
                                                                                         (In Millions)


                                                                                                    Increase             %
                                                                   1994             1993           (Decrease)          Change


                  Other operation expense                       $172,684          $194,827         $ (22,143)          (11.4)
                  Maintenance                                     47,493            50,330            (2,837)           (5.6)

                  Depreciation and amortization                   75,406            67,662             7,744            11.4
                  Federal and foreign income taxes, net           85,964            77,806             8,158            10.5

                  Other taxes                                    135,754           128,553             7,201             5.6

                  Other items (net)                                2,966             4,472            (1,506)          (33.7)
                  Interest charges                                72,569            73,211              (642)           (0.9)




          Other operation expense decreased primarily due to decreases in nuclear costs from the Unit 1 refueling outage in the first quarter of 1993 and the decrease in amortization of other regulatory deferrals, which expired in 1993.

          Maintenance expense decreased principally due to lower nuclear costs because of the Unit 1 refueling outage in the first quarter of 1993.

          Depreciation and amortization increased due to the closing of major orders to plant in service during 1993.

          Federal income taxes (net) increased as a result of an increase in pre-tax income. The Revenue Reconciliation Act of 1993 (Act) was signed into law on August 10, 1993. One of the provisions of the Act raised the federal corporate statutory tax rate from 34% to 35%, retroactive to January 1, 1993. A provision of the 1993 Settlement Agreement provided for the deferral of the effects of tax law changes which is included as a reduction to Other operation expense.

          Other taxes increased primarily because of higher real estate and payroll taxes.

          Interest charges decreased from 1993, primarily due to the refunding of debt to obtain lower interest rates.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


                                       PART II

          Item 1.  Legal Proceedings

               In November 1993, the New York Court of Appeals unanimously affirmed a Supreme Court, Appellate division (Third Department) decision invalidating, in part, New York State Department of Environmental Conservation (DEC) Declaratory Ruling. In this Declaratory Ruling, the DEC claimed that it could perform a full environmental review and condition the operation of hydroelectric projects under the provisions of Clean Water Act Section 401 Water Quality Certifications (401 Certifications). The Third Department held that the Federal Power Act precluded the DEC from performing a broad environmental review of federally licensed hydro projects under the 401 Certification process.

               The decision limits the DEC's ability to regulate federally licensed hydroelectric projects under the guise of 401 Certifications. In so limiting the DEC's regulatory role, the DEC is unable to impose specific operating requirements which impairs the project's ability to generate low cost electricity and requires significant capital additions to the projects. The Court found that the DEC's attempt to enlarge its scope of review under the Clean Water Act to include certain aspects of N.Y. Environmental Conservation Law (Article 15) was "unfounded."

               In April 1994, New York State asked the U.S. Supreme Court to hear a case against the Company which imposes tougher environmental regulations on hydropower plants than called for under federal law. An adverse ruling would mean that New York State could specify the minimum flows in a river affected by a hydropower plant. The State also could impose regulations regarding how hydropower plants affect fish in those rivers. Proposed New York State regulations would affect 35 of the Company's hydropower generating plants soon to be up for relicensing. These regulations would also limit the generating capacity of the hydro plants. The ultimate outcome of the litigation cannot presently be determined.

               On February 4, 1994, the Company notified the owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost and the repayment of any advance payment which remains outstanding at the end of the contract. The projects at issue total 426 MW. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs and future operating costs of the projects. As of March 31, 1994, the Company has received the following responses to these notifications:

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

          Item 4.  Submission of Matters to a Vote of Security Holders.

               At the Company's annual meeting of shareholders on May 3, 1994, (1) the election of Directors to Class III: L. Burkhardt, III, D. Costle, D. Riefler, S. Schwartz and J. Wick was approved by a vote of 126,367,321 for and 1,643,255 withheld authority;

               (2) an Amendment to the Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 185,000,000 shares was approved by a vote of 120,371,790 for, 8,382,666 against and 1,713,834 abstained; and,

               (3) a shareholder proposal relating to a Company report on carbon dioxide and emissions and related regulations was not approved by a vote of 81,345,461 against and 19,575,238 for.

          Item 5.  Other Events

          1.   Roseton Steam Electric Generating Station

               Reference is made to Part I, Item 2 (Properties) of the Company's Annual Report, on Form 10-K, for the fiscal year ended December 31, 1993 (10-K Report), for a discussion of the agreement among Central Hudson Gas and Electric Corporation (CHG&E), Consolidated Edison Company of New York, Inc. (Con Edison), and the Company, the cotenants of the Roseton Plant (the Co-tenants") regarding the 1987 agreement between CHG&E and the Company with reference to the purchase, over a ten-year period commencing in December, 1994, of the Company's interest in the Roseton Plant (the Roseton Amendment Agreement), and the related joint petition pending before the PSC regarding regulatory approval of the Roseton Amendment Agreement.

               By Agreement made as of March 30, 1994, the Company and CHG&E terminated and cancelled the Roseton Amendment Agreement. A motion to close the proceeding pending before the PSC to approve the Roseton Amendment Agreement was filed by the Company and CHG&E on April 12, 1994.

               On March 30, 1994, the Company and CHG&E also entered into a Letter of Understanding which, among other things, provides for:

                  (a) changes in plant operations that could signifi-cantly reduce the cost of operation;

                  (b) the sale of electricity both in the near term and the long term; and

                  (c) various options for each company to purchase or maintain ownership of the Roseton Plant.

          2.      Nuclear Fuel Storage Initiative

                  In April 1994, the Company joined a spent nuclear fuel storage initiative with the Mescalero Apache Tribal Council, 32 other utilities and two nuclear industry contractors on Mescalero tribal lands. Each of the utility companies has been guaranteed an opportunity to become an equity partner with the Mescalero Apache Tribe in their efforts to site a private spent nuclear fuel storage facility on the tribal lands.

                  The first phase is to determine by June 1, 1994, detailed costs and schedules for the project. Once the estimates are complete, partners can decide whether or not to continue to phase two, in which a business entity with the Mescalero's as majority partner would be established.

                  The next step would be Tribal and the NRC licensing process. It is estimated that approximately three to four years will be required to obtain a license to store used fuel and cost in the range of $8 to $10 million. During the NRC licensing process, an environmental impact statement will be developed in conjunction with extensive public hearings.

                  The Mescalero Tribe has been involved in studying spent fuel storage technologies and safety for approximately three years through the voluntary Monitored Retrievable Storage (MRS) program authorized by Congress.

          3.      California Open Competition Plan

                  On April 20, 1994, the California Public Utilities Commission (the "CPUC") announced a new electric utility regulation plan which is intended to create open competition among power suppliers in the California electric markets by 2002. The plan, which is to be implemented by final rules to be adopted in August 1994, provides that utility customers who currently receive more than 50 kilovolts at the transmission level may choose their power supplier after January 1, 1996 and that the same choice will be provided to all other classes of customers on a phased-in basis from 1997 through 2002. Although the announced goals of the CPUC's plan are to lower energy costs, reduce regulatory oversight and encourage competition, the CPUC has also stated that the plan will not saddle remaining customers with the burden of stranded investment costs from their traditional utilities but will permit those utilities to recover all of their prudently incurred costs. The exact mechanisms through which these goals can be accomplished have not been set forth and the CPUC has indicated that the portion of its plan calling for unbundling of retail rates and assigning of different costs to various services involves a "gray area" relating to whether the CPUC or the Federal Energy Regulatory Commission has jurisdiction over such matters.

                  Because California is recognized as a leader in utility regulatory matters, and given that this plan to implement further deregulation and competition is consistent with predictions from a wide variety of opinion leaders in the industry, these initiatives could accelerate the pace of change from single source provision of electric service to full competition in the Company's service territory. This in turn would also accelerate the necessity to determine how and to what extent cost recovery will be accomplished among the Company's various classes of customers. However, the Company is not able to predict at this time what means would be adopted by regulators, the time period in which these issues will be addressed or resolved, or the effects thereof on the Company's financial condition or results of operations.

          4.      PSC Petition

                  On July 28, 1993, the Company petitioned the PSC for permission to offer competitively priced natural gas to customers who presently purchase gas from non-utility sources. The new rate is designed to regain a share of the industrial and commercial sales volume the Company lost in the 1980's when large customers were allowed to buy gas from non-utility sources. The Company will delay any implementation of this rate until the issues are further addressed in a comprehensive generic investigation, currently being conducted by the PSC, into issues involving the restructuring of gas utility services to respond to emerging competition.

          5.      Sithe/Alcan

                  In April 1994, the PSC ruled that, in the event that Sithe Independence Power Partners Inc. (Sithe) ultimately obtains authority to sell electric power at retail, those retail sales will be subject to a lower level of regulation than the PSC presently imposes on the Company. Sithe, which will sell electricity to Con Ed and the Company on a wholesale basis from its 1,040 megawatt natural gas cogeneration plant, will provide steam to Alcan Rolled Products (Alcan). Sithe also proposes to sell a portion of its electricity output on a retail basis to Alcan, currently a customer of the Company.

                  The PSC has previously ruled that, under the Public Service Law, Sithe must obtain a PSC certificate before it may use its electricity generating facilities to serve any retail customers. Although Sithe continues to contend that these retail sales are not subject to regulation by the PSC, Sithe has filed an application for authority to provide such services subject to PSC regulation.

                  The next step is another pre-hearing conference at which a procedural schedule for discovery and the submission of testimony and legal briefs will be developed.

          Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits:

                Exhibit 3 - Articles of Incorporation as amended to increase the number of authorized shares of Common Stock from 150,000,000 to 185,000,000 shares.

                Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 1994 and 1993.

                Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1994.

                Exhibit 15  - Accountants' Acknowledgement Letter.

          (b)   Report on Form 8-K:

                Form 8-K Reporting Date - February 18, 1994.
                Items Reported - Item 5. Other Events.
                Registrant filed certain information concerning financial information substantially constituting a portion of its 1993 Annual Report to Stockholders including financial statements for the fiscal year ended December 31, 1993.

                Form 8-K Reporting Date - February 24, 1994.
                Items Reported - Item 5. Other Events
                Registrant filed information concerning Standard & Poors lowering of the credit rating of the Company's securities.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NIAGARA MOHAWK POWER CORPORATION
                                                               (Registrant)



          Date:  May 12, 1994            By  /s/ Steven W. Tasker
                                             Steven W. Tasker
                                             Vice President-Controller and
                                             Principal Accounting Officer,
                                             in his respective capacities
                                             as such

    CERTIFICATE OF AMENDMENT

    of

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

        __________

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law

        __________


    January 5, 1950


    STATE OF NEW YORK
    DEPARTMENT OF STATE

    Filed        Jan 5, 1950
    Tax          $110,124.00
    Filing Fee  $25

    THOMAS J. CURRAN
    Secretary of State

    By  A. D. BORDEN






    CERTIFICATE OF AMENDMENT

    of

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

        __________

    Pursuant to Section 26-a and 36 of the Stock Corporation Law

        __________

    NIAGARA MOHAWK POWER CORPORATION (hereinafter sometimes referred to as "the Corporation") by its President thereunto duly authorized DOES HEREBY CERTIFY:

    I.     The  name  of  the  Corporation  is  "Niagara  Mohawk  Power
    Corporation".

    The name under which the Corporation was originally incorporated was "Niagara Hudson Public Service Corporation".

    II. The Certificate of Consolidation forming the Corporation (under the name of "Niagara Hudson Public Service Corporation") was filed in 3 the Department of State of the State of New York on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State of the State of New York on September 15, 1937.


    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        III. The certificate of incorporation of the Corporation is hereby amended to effect the following changes authorized in subdivision two of Section 35 of the Stock Corporation Law:

    (1) The change and reclassification of 9,580,989 previously authorized and issued shares of Common Stock without par value into 1,928,627 authorized and issued shares of Class A Stock without par value (convertible into shares of Common Stock) and 7,473,172 authorized and issued shares of Common Stock without par value, and


    (2) The change of 1,419,011 previously authorized and unissued shares of Common Stock without par value into a different number, namely 3,621,490, of authorized and unissued shares of Common Stock without par value, and

    (3)  The increase of the number of authorized shares, and

    (4)  The change of the preferences, privileges and voting powers of
    the  Preferred  Stock  and  the  restrictions  and   qualifications
    thereof, and

    (5) The change of the Corporation's statements respecting capital, including the amendment of the provisions as to the consideration for 4 which shares without par value may be issued, and

    (6) The adoption of a provision with respect to the dollar amount of minimum capital of the Corporation, and

    (7) The insertion of provisions with respect to the issuance of scrip certificates for fractional interests in shares of stock of the Corporation.

    IV. Parts A, B and C of Article IV of the 1950 Certificate of Consolidation, setting forth the number of authorized shares, the statements respecting capital and the number of shares of each class, are hereby amended to read as follows:

    "IV. A.   The total number of shares which the Corporation may have
    is 14,223,289, of which 1,200,000 are to have a par value of $100 each, and 13,023,289 are to be without par value.

    "B. The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having par value, plus the aggregate amount of consideration received by the Corporation for the issuance of shares without par value, plus such amounts as, from time to time, by resolution of the Board of Directors, may be transferred thereto.

    "Subject to the laws creating and defining the duties of the Public Service Commission, authorized but unissued shares of the Corporation without par value may be issued from time to time for such consideration as may be fixed by the Board of Directors of the Corporation.

    "The  capital   of  the   Corporation  shall   be  not   less  than
    $174,809,890.

        "C.   The shares  of the  Corporation are  to be  classified as
    follows:

    1,200,000 shares are to be Preferred Stock with a par value of $100 each; 1,928,627 shares are to be Class A Stock without par
    value,   and 11,094,662  shares are to be  Common Stock without par value".


        V. The provisions of the certificate of incorporation of the Corporation which state the designations, preferences, privileges and voting powers of the Preferred Stock, and the restrictions and qualifications thereof (which provisions are set forth in paragraphs (1) to (5) inclusive of Part D of Article IV of the 1950 Certificate of Consolidation), shall remain unchanged by this Certificate of Amendment and shall continue to be as therein set forth, except only that subdivisions (A), (B) and (F) of said paragraph (5) are hereby amended to read respectively as follows:

        "(A) The holders of the Preferred Stock of each series shall be entitled to receive, but only when, as and if declared by the Board of Directors, dividends at the rate fixed for such series and no more. Such dividends shall be payable on the last day of
    March, June, September and December in each year and shall be cumulative from such date as may be fixed for the series. All dividends payable on the Preferred Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Class A Stock or Common Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all outstanding shares of the Preferred Stock at the rates fixed for the respective series shall not have been paid or set apart for payment, the deficiency shall be fully paid or set apart for payment before any dividends shall be paid or set apart for payment on the Class A Stock or Common Stock. Dividends in full shall not be paid or set apart for payment on the Preferred Stock of any one series for any dividend period unless dividends in full have been or are contemporaneously paid or set apart for payment on the Preferred Stock of all series for all dividend periods terminating on the same or an earlier date. When the stated dividends are not paid in full on all series of the Preferred Stock, the shares of all series shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were paid in full. A 6

    'dividend period' is the period between any two consecutive dividend payment dates, excluding the first of such dates, as fixed for the series to which a share or shares shall belong. Accruals of dividends shall not bear interest.


    "(B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, the sums per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Class A Stock or Common Stock, as such.

    "If the assets distributable on such dissolution, liquidation or winding up shall be insufficient to permit the payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, then said assets shall be distributed ratably among the holders of the respective series of the Preferred Stock in proportion to the sums which would be payable on such dissolution, liquidation or winding up if all such sums were paid in full in preference and priority over the shares of any of the Class A Stock or Common Stock.

    "After payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, the holders of the Preferred Stock, as such, shall have no right or claim to any of the remaining assets of the Corporation.

    "The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (B)".

        "(F) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of the Preferred Stock of all series then outstanding:

        "(1) Create or authorize any kind of stock ranking prior to the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the
    Corporation, whether voluntary or involuntary, or create or authorize any obligation or security convertible into shares of any such kind of stock;

        "(2) Amend, alter, change or repeal any of the express terms of the Preferred Stock so as to affect the holders thereof adversely; "(3) Permit any subsidiary to issue any shares of preferred stock unless such shares are issued to the Corporation;

        "(4)   Sell  any shares  of preferred  stock of  any subsidiary
    unless at the same time the Corporation shall sell all shares of every class of stock of such subsidiary owned by it;

        "(5) Make any payment or distribution out of capital or capital surplus (other than dividends payable in stock ranking junior to the Preferred Stock) to any holder of any stock ranking junior to the Preferred Stock;

        "(6) Issue any shares of any series of the Preferred Stock (other than the 790,000 shares of Preferred Stock to be initially issued) or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preferred Stock of any series or shares ranking on a parity with them, unless (a) the shares so to be issued or reissued are issued or reissued in connection with the redemption of, or in exchange for, at least an equal number of shares of the Preferred Stock of another series then outstanding, or (b) the consolidated income of the Corporation and its subsidiaries (determined as hereinafter provided) for any twelve consecutive calendar months within the fifteen calendar months immediately preceding the month within which the issuance or reissuance of such additional shares is authorized by the Board of Directors of the Corporation, shall have been in the aggregate not less than one and one-half times the sum of the interest requirements (adjusted by provision for amortization of debt discount and expense or of premium on debt, as the case may be) for one year on all of the indebtedness of the Corporation and its subsidiaries outstanding at the date of such proposed issue or reissue (excluding any indebtedness proposed to be retired in connection with such issue or reissue) and the full dividend requirements for one year on all outstanding shares (including those then proposed to be issued or reissued but excluding any shares proposed to be retired in connection with such issue or reissue) of the Preferred Stock and all other stock of the Corporation, if any, ranking prior to or on a parity with the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary;

        "(7) Issue any shares of any series of the Preferred Stock (other than the 790,000 shares of Preferred Stock to be initially issued) or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preferred Stock of any series or shares ranking on a parity with them, unless (a) the shares so to be issued or reissued are issued or reissued in connection with the redemption of, or in exchange for, at least an equal number of shares of the Preferred Stock of another series then outstanding, or (b) the stock equity junior to the Preferred Stock as of the end of the second calendar month immediately preceding such issue or reissue shall have been not less than an amount equal to the voluntary liquidation value of the Preferred Stock determined as of such date; provided that if, for the purpose of meeting such condition as to the voluntary liquidation value of the Preferred

    Stock, it becomes necessary to take into consideration any surplus of the Corporation, the Corporation shall not thereafter pay any Common Stock dividend which would reduce the stock equity junior to the Preferred Stock as of the end of the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid to an amount less than the voluntary liquidation
    value of the Preferred Stock           9
    determined as of such date;

        "(8) Pay any Common Stock dividend, if (a) the aggregate amount of Common Stock dividends paid in the period of one year ending with and including the date on which such Common Stock dividend is to be paid, would exceed 75% of the net income applicable to the Corporation's Common Stock for the period of the 12 calendar months ending with and including the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid,and (b) the stock equity junior to the Preferred Stock, determined as of the end of the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid (and after the deduction of the aggregate amount of Common Stock dividends paid or to be paid from the end of such immediately preceding second calendar month to and including the date on which such Common Stock dividend is to be paid), would be less than 25% of the total capitalization of the Corporation as of the end of such immediately preceding second calendar month (after the deduction of the aggregate amount of Common Stock dividends paid or to be paid from the end of such immediately preceding second calendar month to and including the date on which such Common Stock dividend is to be paid); or

        "(9) Pay any Common Stock dividend, if (a) the aggregate amount of Common Stock dividends paid in the period of one year ending with and including the date on which such Common Stock dividend is to be paid, would exceed 50% of the net income applicable to the Corporation's Common Stock for the period of the 12 calendar months ending with and including the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid, and (b) the stock equity junior to the Preferred Stock, determined as of the end of the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid (and after the deduction of the aggregate amount of Common Stock dividends paid or to be paid from the end of such immediately preceding second calendar month to and including the date on which such Common Stock dividend is to be paid), would be less than 20% of the total capitalization of the Corporation as of the end of such immediately preceding second 10 calendar month (after the deduction of the aggregate amount of Common Stock dividends paid or to be paid from the end of such immediately preceding second calendar month to and including the date on which such Common Stock dividend is to be paid).

        "'Consolidated income' for any period, for the purposes of this subdivision (F), shall be computed by adding to the consolidated net income of the Corporation and its subsidiaries for said period, determined in accordance with generally accepted accounting practices, as adjusted by action of the Board of Directors of the Corporation as hereinafter provided, the amount deducted for interest (adjusted as above provided) in determining such net income. In determining such consolidated net income for any period, there shall be deducted, in addition to other items of expense, the amount charged to income for said period on the books of the Corporation and its subsidiaries for taxes and depreciation expense. In the determination of consolidated income for the purposes of this subdivision (F), the Board of Directors of the Corporation may, in the exercise of the due discretion, make adjustments by way of increase or decrease in such consolidated income to give effect to changes therein resulting from any acquisition of properties or from any redemption, acquisition, purchase, sale or exchange of securities by the Corporation or its subsidiaries either prior to the issuance or reissuance of any shares of Preferred Stock then to be issued or reissued or in connection therewith.

        "The term  'subsidiary', for  the purposes of  this subdivision
    (F), shall mean any corporation more than 50% of the voting stock (i.e., stock at the time entitling the holders thereof to elect a majority of the board of directors of such corporation) of which at the time is owned, directly or indirectly, by the Corporation or by one or more subsidiaries of the Corporation, or by the Corporation and by one or more subsidiaries of the Corporation.

     "'Stock equity junior to the Preferred Stock' shall, for the purposes of this subdivision (F), be the aggregate of (a) the par or stated value of the then outstanding capital stock of the Corporation junior to the Preferred Stock with respect to the payment of dividends and upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, (b) the earned surplus (including reservations thereof and of net income), the capital surplus and the paid-in surplus of the Corporation and its subsidiaries, whether or not available for payment of dividends, and (c) any premium on capital stock of the Corporation as shown on the Corporation's books of account.

        "'Voluntary liquidation value of the Preferred Stock' shall, for the purposes of this subdivision (F), be the aggregate of the sums per share (including an amount equal to the dividends accrued and unpaid thereon) which would be payable upon the voluntary dissolution, liquidation or winding up of the Corporation to the holders of the shares of each and every series of the Preferred Stock then outstanding and of any preferred stock ranking prior to or on a parity with the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary.

        "The term 'Common Stock dividend' shall, for the purposes of this subdivision (F), mean any dividend on the Corporation's Common Stock (other than dividends payable in such Common Stock) or any distribution on, or purchase or acquisition by the Corporation for value of, any of the Corporation's Common Stock.

        "'Net income applicable to the Corporation's Common Stock' for any period shall, for the purposes of this subdivision (F), be the amount remaining after deducting from the consolidated net income of the Corporation and its subsidiaries for said period, determined in accordance with generally accepted accounting practices, (a) an amount equal to all dividends accrued during said period on any class of capital stock of the Corporation having preference as to the payment of dividends over the Common Stock of the Corporation, and (b) the amount, if any, by which 15% of the consolidated gross operating revenues of the Corporation and its subsidiaries (after the deduction of the aggregate expenditures made by the Corporation and its subsidiaries for the purchase of electricity and gas and the lease of electric or gas facilities from others) during said period exceeds the aggregate of (1) the amounts expended by theCorporation and its subsidiaries during said period for maintenance and repairs, and (2) the amounts appropriated by the Corporation and its subsidiaries out of income or earned surplus and credited to depreciation, retirement or other like reserve during said period.

        "'Total capitalization of the Corporation' shall, for the purposes of this subdivision (F), be the aggregate of (a) the par or stated value of the then outstanding capital stock of the Corporation of all classes, (b) the earned surplus (including reservations thereof and of net income), the capital surplus and the paid-in surplus of the Corporation and its subsidiaries, whether or not available for payment of dividends, (c) any premium on capital stock of the Corporation as shown on the Corporation's books of account, and (d) the principal amount of all outstanding debt of the Corporation and its subsidiaries maturing by its terms more than 12 months from the date of the determination of such total capitalization of the Corporation."

        VI. Paragraphs (6) and (7) of Part D of Article IV of the 1950 Certificate of Consolidation, relating to the preferences, privileges and voting powers of the Common Stock, and the restrictions and qualifications thereof, and to a quorum at meetings of stockholders, are hereby stricken out, and in lieu thereof the following provisions are hereby added to the certificate of incorporation of the Corporation as paragraphs (6),
    (7), (8), (9) and (10) of Part D of Article IV of the 1950 Certificate of Consolidation, as amended by this Certificate of Amendment, which paragraphs (6), (7), (8) and (9) and (10) shall read respectively as follows:

        "CLASS A STOCK AND COMMON STOCK

        "Class A Stock

        "(6)  The following provisions shall apply to all shares of the

        Class A Stock:

        "(A) Subject to the prior rights of the Preferred Stock, the holders of the Class A Stock shall be entitled to receive, but only when, as and if declared by the Board of Directors, dividends at the rate of $1.20 per share per annum and no more. Such dividends shall be payable on the last day of March, June, September and December in each year and shall be cumulative from January 1, 1950. All dividends payable on the Class A Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Common Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all outstanding shares of the Class A Stock at the rate of $1.20 per share per annum shall not have been paid or set apart for payment, the deficiency shall be paid or set apart for payment before any dividends shall be paid or set apart for payment on any Common Stock of the Corporation. A 'dividend period' is the period between any two consecutive dividend payment dates, excluding the first of such dates. Accruals of dividends shall not bear interest.

        "(B) The holder of each share of the Class A shall have the right, at his option, to convert such share after January 5, 1950, and on or before January 5, 1953 into one and one-tenth (1 1/10) shares of the Common Stock, and thereafter on or before January 5, 1956 into one (1) share of the Common Stock, upon surrender of the certificate for such share of the Class A Stock, duly endorsed in blank for transfer if required, at the principal office of the Corporation or at any other office or agency of the Corporation designated by the Corporation for such purpose. Upon such surrender, such holder shall cease to be a holder of said share of Class A Stock, and from and after such surrender, said share shall forthwith revert to the status of an unissued share and shall not be reissued, and such holder shall as such have no interest in or claim against the Corporation with respect to said share, but shall be entitled only to receive a certificate for the shares of the Common Stock into which said share of Class A Stock shall be convertible as aforesaid.

        "On  any  such  conversion  no  adjustment shall  be  made  for
    dividends      on the shares of  Class A Stock converted or  on the
    shares of Common Stock issued upon such conversion.

        "If at any time or from time to time the Corporation shall issue (other than upon conversion of shares of the Class A Stock) any shares of the Common Stock for a consideration per share less than the capital represented by each issued share of the Common Stock immediately after the filing of the Certificate of Amendment of Certificate of Incorporation of Buffalo Niagara Electric Corporation filed in the Department of State on January 5, 1950 (which Certificate of Amendment is hereinafter sometimes referred to as the '1950 Certificate of Amendment'), thereafter any holder of the Class A Stock, upon surrender thereof for conversion, shall, in lieu of the number of shares of the Common Stock which but for such issue and all prior such issues he would be entitled to receive for each share of the Class A Stock upon conversion (hereinafter called the 'shares originally subject to conversion'), be entitled to receive for each share of the Class A Stock an adjusted number of shares determined by multiplying the number of shares originally subject to conversion by the quotient obtained by dividing the capital represented by each issued share of the Common Stock immediately after the filing of the 1950 Certificate of Amendment by the capital represented by each issued share of the Common Stock outstanding after such issue; provided, however, that no such adjustment shall decrease the number of shares of the Common Stock into which one share of the Class A Stock may at such time be converted. For the purposes of such computation, (1) the capital represented by each issued share of the Common Stock shall be the quotient obtained by dividing the total capital represented by the Class A Stock and the Common Stock then outstanding by the total number of shares of the Class A Stock and the Common Stock then outstanding, excluding however from such total number of shares then outstanding the number of shares of the Common Stock theretofore issued upon the conversion of shares of the Class A Stock in excess of the number of shares of the Class A Stock so converted, (2) the total capital represented by the Class A Stock and the Common Stock then outstanding shall be determined in accordance with the Corporation's statement respecting capital as in effect immediately after the filing of the 1950 Certificate of Amendment, without adjustment for any subsequent reductions or increases of capital, and (3) there shall be deducted from such total capital the consideration paid by the Corporation for any shares of the Class A Stock and the Common Stock reacquired by the Corporation (otherwise than upon conversion of shares of the Class A Stock).

        "For the purposes of this subdivision (B), the following provisions shall be applicable in determining the consideration for which shares of the Common Stock shall have been issued: (1) In case of the issuance of additional shares of the Common Stock for cash, the consideration received by the Corporation therefor shall be deemed to be the amount of cash received by the Corporation for such shares, before deducting therefrom any commissions or other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such shares;
    (2) In case of the issuance (otherwise than upon conversion or exchange of obligations or shares of stock of the Corporation) of additional shares of the Common Stock for a consideration other than cash or a consideration a part of which shall be other than cash, the amount of the consideration other than cash received by the Corporation for such shares shall be deemed to be the value of such consideration as determined by the Board of Directors of the Corporation, and (3)In case of the issuance of additional shares of the Common Stock upon the conversion or exchange of any obligations or of any shares of stock of the Corporation, the amount of the consideration received by the Corporation for such Common Stock shall be deemed to be the consideration received by the Corporation for such obligations or shares so converted or exchanged, before deducting from such consideration so received by the Corporation any expenses or commissions incurred or paid by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such obligations or shares, plus any consideration or adjustment payment received by the Corporation in connection with such conversion or exchange.

        "If at any time or from time to time the Corporation shall, by reclassification of shares or otherwise, change as a whole the outstanding shares of its Common Stock into a different number of shares, thereafter any holder of Class A Stock, upon surrender thereof for conversion, shall, in lieu of the number of shares of Common Stock which, but for such change, he would theretofore have been entitled to receive upon conversion (hereinafter called 'the shares theretofore subject to conversion'), be entitled to receive the number of shares into which the shares theretofore subject to conversion shall have been changed.

        "Anything in this subdivision (B) notwithstanding, any adjustment of the number of shares of the Common Stock issuable upon conversion of each share of the Class A Stock, resulting from any computation herein provided, shall be made to the nearest hundredth of a share, and to no smaller fraction.

        "The Corporation shall not be required to issue certificates representing fractions of a share of the Common Stock resulting from the conversion of shares of the Class A Stock into shares of the Common Stock, but a scrip certificate or certificates of the

    Corporation shall be issued in respect of such fractional interests in the Common Stock, in the manner, and subject to the terms, provisions and conditions, as hereinafter in paragraph (9) of this Part D provided.

        "Prior to January 5, 1956, so long as any shares of the Class A Stock are outstanding, the Corporation shall not issue, upon the exercise of the preemptive rights provided to the holders of the Common Stock by subdivision (B) of paragraph (7) of this Part D, any additional share of the Common Stock at a price more than 10% below the market price of shares of the Common Stock at the time of offering of such share.

        "The conversion right provided by this subdivision (B) may be exercised as to any share of the Class A Stock prior to the effective redemption date of such share, irrespective of the mailing of a notice of redemption as to such share pursuant to subdivision (C) of this paragraph (6).

        "(C) At the option of the Board of Directors of the Corporation, the Corporation may redeem the Class A Stock, either as a whole or in part, at any time or from time to time at a redemption price of $26.875 per share, plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of the Class A Stock so to be redeemed on a date fixed by the Board of Directors; and provided, further, that in every case of redemption of less than all of the outstanding shares of the Class A Stock, such redemption shall be made pro rata, or the shares to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors. At any time after notice of redemption has been mailed as aforesaid to the holders of stock so to be redeemed, the Corporation may deposit the aggregate redemption price with a bank or trust company having its principal office in the State of New

    York and according to its last published statement a capital, surplus and undivided profits aggregating at least $10,000,000, named in such notice, payable on the date fixed for redemption as aforesaid and in the amounts aforesaid to the respective orders of the holders of the shares so to be redeemed, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. Upon the date fixed for redemption (unless the Corporation fails to make payment of the redemption price as set forth in such notice), such holders shall cease to be stockholders with respect to said shares, and from and after the date fixed for redemption (the Corporation not having failed to make payment of the redemption price as set forth in such notice), said shares shall not be deemed to be outstanding and such holders shall have no interest in or claim against the Corporation with respect to said shares, but shall be entitled only to receive said moneys on the 18 date fixed for redemption as aforesaid from said bank or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid. If at the time of the mailing of notice of redemption as aforesaid to the holders of stock so to be redeemed the Corporation shall not have deposited the aggregate redemption price as aforesaid, such notice may state that it is subject to the deposit of the aggregate redemption price with a bank or trust company having its principal office in the State of New York and according to its last published statement a capital, surplus and undivided profits aggregating at least $10,000,000, named in such notice, on or before the date fixed for redemption, and any notice of redemption containing such statement shall be of no effect unless such aggregate redemption price is so deposited on or before such date fixed for redemption.

        "In case the holder of any such Class A Stock which shall have been called for redemption shall not, within six years after said deposit, claim the amount deposited as above stated for the redemption thereof, such bank or trust company shall upon demand pay over to the Corporation such unclaimed amount and such bank or trust company shall thereupon be relieved from all responsibility to such holder, and such holder shall look only to the Corporation for the payment thereof. Any interest accrued on any funds so deposited shall belong to the Corporation.

        "(D) Nothing herein contained shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of the Class A Stock.

        "(E) So long as any shares of the Class A Stock are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of the Class A Stock then outstanding:

        (1) Classify or reclassify outstanding shares of the Class A Stock so as to affect the holders thereof adversely;

        (2)  Voluntarily dissolve, liquidate or wind up;

        (3) Sell, convey, exchange or transfer all or substantially all of the property of the Corporation.

        "The merger or consolidation of the Corporation into or with any other corporation shall not be deemed a dissolution, liquidation or winding up or a sale, conveyance, exchange or transfer for the purposes of this subdivision (E).

        "(F) Except as provided in subdivision (B) above, the Class A Stock of the Corporation shall not entitle any holder thereof as a matter of right to subscribe for, purchase or receive any part of the unissued stock of the Corporation or any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation or any stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to subscribe for, purchase or receive any rights to or options to purchase any such stock or any bonds, certificates of indebtedness, debentures or other securities convertible into or carrying options or warrants to purchase stock or other securities of the Corporation, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York.

        "If the Corporation shall offer for sale, on or before January 5, 1956, shares or other securities which are subject to the preemptive rights provided to the holders of the Common Stock by subdivision (B) of paragraph (7) of this Part D, it shall mail a notice of such offering to the holders of the Class A Stock then outstanding, not less than ten (10) days prior to the record time for the determination of holders of record of the Common Stock entitled to preemptive rights with respect to such offering. Such notice shall describe the shares or other securities proposed to be offered and shall set forth the earliest date at which there may be determined the holders of record of the Common Stock entitled to such preemptive rights.

        "(G) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Class A Stock then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock. "The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (G).

        "Common Stock


        "(7) The following provisions shall apply to all shares of the Common Stock:

        "(A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to dividends over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when and as determined by the Board of Directors.

        "(B) The holders of the Common Stock shall have preemptive rights as the same are defined in Section 39 of the Stock Corporation Law, except that shares or other securities offered for sale shall not be subject to such preemptive rights (1) if not so subject under said Section 39 or (2) if they are the subject of a public offering or of an offering to or through underwriters or investment bankers who shall have agreed promptly to make a public offering of such shares.

        "Provisions Applicable to the Class A Stock and Common Stock

        "(8) The following provisions shall apply to all shares of the Class A Stock and of the Common Stock:


        "(A) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, after there shall have been paid to or set apart for the holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, including any cumulative dividends on the Class A Stock provided by subdivision (A) of paragraph (6) of this Part D which are accrued and unpaid at the date of such dissolution, liquidation or winding up, the holders of the Class A Stock and the holders of the Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (A).

        "The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Class A Stock and the holders of the Common Stock pro rata such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Class A Stock and the holders of the Common Stock pro rata.

        "(B) The respective shares of the Class A Stock and of the Common Stock shall entitle the holders thereof to one vote for each share of such Class A Stock or Common Stock held by them, respectively, except as in this subdivision (B) otherwise expressly provided.

        "At all meetings of stockholders held for the purpose of electing directors, each holder of shares of the Class A Stock and each holder of shares of the Common Stock shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected by the holders of shares of the Class A Stock and of the Common Stock, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit.

        "(C) Except as otherwise expressly provided in the preceding paragraphs (6) and (7) of this Part D, the Common Stock and the Class A Stock shall, for all purposes, be deemed to be shares of one and a single class of stock.

        "SCRIP CERTIFICATES

        "(9) Whenever a conversion of shares of Class A Stock into Common Stock, or any other exchange or conversion of shares of stock of the Corporation of any class or series for or into shares of another class or series, or any exchange of shares of stock of the Corporation for shares of stock of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the Board of Directors of the Corporation, shall result in the creation of interests in fractions of shares of stock of the Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of shares of stock, but a scrip certificate or certificates shall be issued in respect of such fractional interests in shares. Such scrip certificates will entitle the holders thereof, upon such terms and under such conditions as may be set by the Board of Directors of the Corporation, upon the surrender of scrip certificates aggregating one or more full shares of stock of the respective class or series, to receive, on or before a date to be fixed by the Board of Directors of the Corporation, a certificate or certificates representing such full shares. The scrip certificates will provide that, as soon as practicable after such date so fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip certificates shall be sold and the proceeds held without accountability for interest for the account of the holders of scrip certificates until a date fixed by the Board of Directors and to be not more than two years later, after which latter date all unsurrendered scrip certificates of the Corporation shall become void.

        "Scrip   certificates  shall  be  non-voting  and  non-dividend
    bearing and shall not entitle the holders thereof to any rights as stockholders of the Corporation.

        "For the purposes of the conversion of shares of the Class A Stock into shares of the Common Stock as provided in subdivision

    (B) of paragraph (6) of this Part D, scrip certificate shall be issued representing interests in fractions of shares of Common Stock resulting from such conversion, which shall entitle the holders thereof, upon the surrender of such scrip certificates in amounts aggregating one or more full shares of Common Stock on or before January 5, 1956, to receive a certificate or certificates representing such full shares of Common Stock. After said date, any shares of Common Stock represented by such scrip certificates then outstanding shall be sold, and the proceeds thereof held for the account of the holders of such outstanding scrip certificates, without interest, until a date fixed by the Board of Directors and not more than two years later, when all such unsurrendered scrip certificates shall become void.

        "QUORUM OF STOCKHOLDERS

        "(10) At all meetings of the stockholders of the Corporation a quorum must be present for the transaction of business, and except as otherwise provided under the heading 'General Provisions Applicable to All Series of Preferred Stock' in respect of meetings of the stockholders held for the election of directors by the vote of a class or classes of stock, a quorum shall consist of the holders of record of not less than a majority of the outstanding shares of the Corporation entitled to vote, present either in person or by proxy."

        VII. The number of shares of each class issued is 790,000 shares of Preferred Stock and 9,580,989 shares of Common Stock; and the number of shares of each class outstanding is 790,000 shares of Preferred Stock and 9,580,989 shares of Common Stock.

        The terms upon which the change of shares is hereby made are as follows:

        9,580,989 authorized and issued shares of Common Stock without par value are hereby changed and reclassified into 1,928,627 authorized and issued shares of Class A Stock without par value and 7,473,172 authorized and issued shares of Common Stock without par value.

        1,419,011 authorized and unissued shares of Common Stock without par value are hereby changed into 3,621,490 authorized and unissued shares of Common Stock without par value.

        All of the issued and outstanding shares of the Common Stock being at the time of filing of this Certificate of Amendment owned and held by a single corporate holder, upon the filing of this Certificate of Amendment in the Department of State of the State of New York, each authorized and issued share of Common Stock shall be changed and reclassified into 1,928,627/9,580,989 authorized and issued share of Class A Stock and 7,473,172/9,580,989 authorized and issued share of Common Stock; and the holder of the issued and outstanding Common Stock may at any time after the filing of this Certificate of Amendment present at the principal office of the Corporation, or at such other office or agency of the Corporation as may be designated by the Corporation for such purpose, for surrender 25 and cancellation, the certificate or certificates representing the 9,580,989 shares of Common Stock heretofore issued and outstanding, and shall thereupon receive in exchange therefor a certificate or certificates for 1,928,627 shares of Class A Stock and a certificate or certificates for 7,473,172 shares of Common Stock.

        VIII. It is not proposed to reduce the capital of the Corporation by this Certificate of Amendment.

        IN WITNESS WHEREOF, the undersigned has made and subscribed this Certificate of Amendment this 5th day of January, 1950.



        EARLE J. MACHOLD
        President of Niagara Mohawk Power Corporation

        Attest:

        CHARLES A. TATTERSALL
        Secretary






        (CORPORATE SEAL)


        STATE OF NEW YORK   )
                                          ) ss.:
        COUNTY OF NEW YORK)

        On this 5th day of January, 1950, before me personally came Earle J. Machold, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of Niagara Mohawk Power Corporation, and he thereupon duly acknowledged to me 26 that he executed the same.



        PHYLLIS FANNING

        PHYLLIS FANNING

        Notary Public of the State of New York
        No. 31-1158700
        Qual in New York County Clk. and Reg.
        Term Expires March 30, 1951



        (NOTARIAL SEAL)

        AFFIDAVIT OF

        Officers of the Corporation
        pursuant to Section 37 of the Stock Corporation Law



        STATE OF NEW YORK    )
                                           ) ss.:
        COUNTY OF NEW YORK )

        Earle J. Machold and James H. Morrell, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President, and he, James H. Morrell, is the Treasurer, of Niagara Mohawk Power Corporation, and that by the foregoing Certificate of Amendment (a) 9,580,989 authorized and issued shares of Common Stock without par value are changed and reclassified into 1,928,627 authorized and issued shares of Class A

        Stock  without par  value and  7,473,172 authorized  and issued shares of Common Stock without par value, and (b) 1,419,011 authorized and unissued shares of Common Stock without par value are changed into 3,621,490 authorized and unissued shares of Common Stock without par value.

        EARLE J. MACHOLD
        President

        JAMES H. MORRELL
        Treasurer

        Sworn to before me this 5th
        day of January, 1950


        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public, State of New York
        No. 31-1158700
        Qual in New York County Clk. and Reg.
        Term Expires March 30, 1951



        (NOTARIAL SEAL)

        Affidavit of
        President of the Corporation
        pursuant to Section 26-a of the Stock Corporation Law

        STATE OF NEW YORK    )
                                           ) ss.:
        COUNTY OF NEW YORK )

        Earle J. Machold, being duly sworn, deposes and says:

        1.     That  he  is  the  President  of  Niagara  Mohawk  Power
    Corporation;

        2. That provision for the making of the foregoing Certificate of Amendment and the filing thereof in the Department of State of the State of New York is made in the Second Amended Plan of Niagara Hudson Power Corporation pursuant to Section 11(e) of the Public Utility Holding Company Act of 1935 to cease to be a holding company and to dissolve, dated August 23, 1949 (hereinafter referred to as "the Plan");

        3. That the Plan has been approved by order of the Securities and Exchange Commission dated August 25, 1949, pursuant to Section 11(e) of the Public Utility Holding Company Act of 1935;

        4. That the Plan has been approved and enforced, as provided in the Public Utility Holding Company Act of 1935, by the decree of a court of competent jurisdiction, namely the United States District Court for the Northern District of New York, made and dated November 4, 1949, in a proceeding entitled

        "In the Matter of
        Niagara Hudson Power Corporation
        Buffalo Niagara Electric Corporation
        Central New York Power Corporation
        New York Power and Light Corporation



        "A Proceeding to enforce Plans pursuant to Sections 11(e) and 18(f) of the Public Utility Holding Company Act of 1935 "Civil Action No. 3476";

        5. That the foregoing decree of the United States District Court for the Northern District of New York has ceased to be subject to appeal or review, except that an appeal is pending which does not involve any questions which, if the decree should be reversed, would result in invalidating or materially changing any provision of the Plan designed to be effectuated by the foregoing Certificate of Amendment;

        6. That the form and provisions of the foregoing Certificate of Amendment have been approved by the said United States District Court for the Northern District of New York, which made the foregoing decree;

        7. That the filing of the foregoing Certificate of Amendment has been authorized by the said United States District Court for the Northern District of New York;

        8. That notice of the changes provided for in the foregoing Certificate of Amendment was given, not less than ten days preceding the making of such Certificate of Amendment, to the holders of record of all the outstanding shares or other securities of Niagara Mohawk Power Corporation entitled to vote or materially affected by the Plan whose names and addresses are known to Niagara Mohawk Power Corporation, including those who but for the provisions of Section 26-a of the Stock Corporation Law, would be entitled to vote, under the laws of the State of New York or the certificate of incorporation of Niagara Mohawk Power Corporation, with relation to such changes, which notice was mailed to each such stockholder or securityholder directed to him at his address as it appeared on the stock book of Niagara Mohawk Power Corporation or to the address designated in a written request filed by such stockholder or securityholder with Niagara Mohawk Power Corporation or with the undersigned that notices intended for him shall be mailed to another address.

        EARLE J. MACHOLD

        Sworn to before me this 5th
        day of January, 1950

        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public, State of New York
        No. 31-1158700
        Qual in New York County Clk. and Reg.
        Term Expires March 30, 1951

        (NOTARIAL SEAL)

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., January 5, 1950

        CASE 12733--Petition of Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation for (1) approval of consolidation of the said corporations, and (2) authority to the issuance of certain securities by the Consolidated Corporation. Petition of Niagara Hudson Power Corporation for authority to acquire and hold certain of the capital stock to be issued by the Consolidated Corporation.
        * * * * * *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation. Pursuant to Sections 26-a and 36 of the Stock Corporation Law, as provided in the attached certificate executed January 5, 1950,--in accordance with the order of this Commission dated January 20, 1949 as amended by the order dated December 28, 1949.


     PAGE>31
        By the Commission

        (SEAL)
        MURRAY G. TANNER
        Secretary


        STATE OF NEW YORK     )
                                            )  ss.:         327
        DEPARTMENT OF STATE )




        I Certify That I have compared the preceding copy with the original Certificate of Amendment of Certificate of Consolidation of "Niagara Hudson Public Service Corporation," filed in this department on the 5th day of January, 1950, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this fifth day of January, one thousand nine hundred and fifty.

        (SEAL)
        RUTH M. MINER
        Deputy Secretary of State


        CERTIFICATE OF CONSOLIDATION

        of

        NEW YORK POWER AND LIGHT CORPORATION

        and

        BUFFALO NIAGARA ELECTRIC CORPORATION
        and

        CENTRAL NEW YORK POWER CORPORATION

        into

        CENTRAL NEW YORK POWER CORPORATION

        which is to survive the consolidation and be named

        NIAGARA MOHAWK POWER CORPORATION


        Pursuant to Sections 26-a  and 86 of the Stock  Corporation Law
    and    to  Subdivision  4  of  Section  11  of  the  Transportation

    Corporations Law.

        STATE OF NEW YORK
        DEPARTMENT OF STATE

        Filed       Jan 5, 1950
        Tax         $129,450.80
        Filing Fee  $25.00

        THOMAS J. CURRAN
        Secretary of State

        By  M. R. Keenan



        CERTIFICATE OF CONSOLIDATION

        of

        NEW YORK POWER AND LIGHT CORPORATION

        and

        BUFFALO NIAGARA ELECTRIC CORPORATION

        and

        CENTRAL NEW YORK POWER CORPORATION

        into

        CENTRAL NEW YORK POWER CORPORATION

        which is to survive the consolidation and be named

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Sections 26-a  and 86 of the Stock  Corporation Law
    and  to  Subdivision  4   of  Section  11  of   the  Transportation
    Corporations  Law.


         NIAGARA HUDSON POWER CORPORATION (being the holder of record of all the outstanding shares of Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation entitled to vote on the consolidation of said corporations), for the purpose of consolidating the said corporations, Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation, into a single corporation, DOES HEREBY CERTIFY:

     I. A statement of the name of each corporation to be included in the consolidation, and the date of filing of its Certificate of
    Incorporation in the Department of State of the State of New York is as follows:

        A. Buffalo Niagara Electric Corporation, whose Certificate of Consolidation was filed in the Department of State of the State of

    New York on April 1, 1937;

        B. Central New York Power Corporation, whose Certificate of Consolidation was filed in the Department of State of the State of New York on July 31, 1937;

        C. New York Power and Light Corporation, whose Certificate of Consolidation was filed in the Department of State of the State of New York on October 26, 1927.


        II. The total number of shares which each of the corporations to be included in the consolidation is authorized to issue, the number thereof which have a par value, together with the par value of each, and the number thereof which are without par value, are as follows:

        A.    The total  number of  shares  which said  Buffalo Niagara
    Electric
        Corporation is authorized to issue is five million two hundred thousand (5,200,000); the number thereof which have a par value is seven hundred thousand (700,000), such shares having a par value of one hundred dollars ($100) each; the number thereof which are without par value is four million five hundred thousand (4,500,000);

        B. The total number of shares which said Central New York Power Corporation is authorized to issue is two million six hundred forty-two thousand five hundred eighty-four (2,642,584); the number thereof which have a par value is four hundred ninety-two thousand five hundred eighty-four (492,584), such shares having a par value of $100 each; the number thereof which are without par value is two million one hundred fifty thousand (2,150,000);

        C. The total number of shares which said New York Power and Light Corporation is authorized to issue is one million seven hundred sixty-eight thousand four hundred (1,768,400); the number thereof which have a par value is three hundred thousand (300,000), such shares having a par value of one hundred dollars ($100) each; the number thereof which are without par value is one million four hundred sixty-eight thousand four hundred (1,468,400).

        III. The name of the consolidated corporation is Niagara Mohawk Power Corporation.

        IV. A. The total number of shares that may be issued by the consolidated corporation (hereinafter sometimes called the "Corporation") is twelve million two hundred thousand (12,200,000), of which one million two hundred thousand (1,200,000) are to have a par value of one hundred dollars ($100) each and eleven million (11,000,000) are to be without par value.

             B. The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having a par value, plus $10.00 in respect to every issued share without par value, plus such amounts as, from time to time, by resolution of the Board of Directors, may be transferred thereto. Subject to the laws creating and defining the duties of the Public Service Commission, shares of the Corporation without par value, not issued under Article VIII of this Certificate of Consolidation, may be issued from time to time for such consideration as may be fixed by the Board of Directors of the Corporation.

        C. The shares of the Corporation are to be classified as follows:

            1,200,000 shares are to be Preferred Stock with a par value of one hundred dollars ($100) each; 11,000,000 shares are to be

    Common Stock without par value.


        D. All of the designations, preferences, privileges and voting powers of the shares of each class and the restrictions and qualifications thereof are to be as follows:

        PREFERRED STOCK

        (1) The shares of the Preferred Stock may be issued from time to time in series. Seven hundred ninety thousand (790,000) shares of the Preferred Stock shall be initially issued as follows:

            200,000 shares in the 3.40% Series,
            350,000 shares in the 3.60% Series,
            240,000 shares in the 3.90% Series,

    each of which series is hereinafter described. The remaining shares of Preferred Stock may be issued in the 3.40%, 3.60% or 3.90% series or such one or more other series as may be determined from time to time by the Board of Directors, each of said other series to be distinctively designated. Subject to the limitations hereinafter stated and to the further limitation that shares having voting power shall not have more than one vote each, the Board of Directors is authorized to fix from time to time before the issuance of shares of each series of the Preferred Stock other than those issued in the 3.40%, 3.60% and 3.90% Series, the designations, preferences, privileges and voting powers of the shares of such additional series and the restrictions or qualifications thereof except those hereinafter set forth under the heading "General Provisions Applicable to All Series of Preferred Stock". All shares of any one series of Preferred Stock shall be alike in every particular. The shares of all series shall rank equally, and shall be identical in all respects except in respect of the matters set forth in the following subdivisions lettered (A) to (H), inclusive:

        (A)  Designation;

         (B) The dividend rate and the date or dates from which dividends shall be cumulative;

        (C)  Voting rights;

        (D) The sum payable per share upon the voluntary dissolution, liquidation or winding up of the Corporation and the sum payable per share upon the involuntary dissolution, liquidation or winding up of the Corporation, which sums, in each and every case, shall be a stated amount (not less than $100 per share) with respect to dissolution, liquidation or winding up during any specified period or periods, plus an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared;

        (E) Whether or not the shares shall be redeemable, and if made redeemable, the redemption price or prices per share, which prices, in each and every case, shall be a stated amount with respect to redemption during any specified period or periods, plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (F) Whether or not the shares shall be made convertible into or exchangeable for other securities of the Corporation, and if made convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the other terms and conditions on which such conversion or exchange may be made;

        (G) Whether or not there shall be a sinking fund, or other fund analogous thereto, with respect to the shares of each series, and the terms and provisions of such fund, if any; and

        (H) Any other relative, participating, option or other rights, preferences, privileges, restrictions or qualifications of the shares of each series not inconsistent with the provisions applicable to all shares of the Preferred Stock irrespective of series.

        Particular  Provisions Applicable  to  Preferred  Stock,  3.40%
    Series

        (2) The designation, preferences, privileges and voting powers of the shares of the Preferred Stock, 3.40% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

        (A)  The series  shall be designated as Preferred  Stock, 3.40%
    Series;

        (B) The dividend rate thereof shall be three and four-tenths per cent (3.40%) per annum. The dividends on the shares of the Preferred Stock, 3.40% Series resulting from the conversions provided for in Article VIII of the Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation, which is to survive the consolidation and be named Niagara Mohawk Power Corporation (which Certificate of Consolidation is hereinafter referred to as the "1950 Certificate of Consolidation"), shall be cumulative from the first day of the calendar month in which such 1950 Certificate of Consolidation is filed in the Department of State. All other shares of the Preferred Stock, 3.40% Series, if any, shall be issued with accruals of dividends uniform with the unpaid accruals of dividends, if any, on the Preferred Stock, 3.40% Series outstanding at the time of the issue thereof;

        (C) Except as hereinafter provided under the heading "General Provisions Applicable to All Series of Preferred Stock", the Preferred Stock, 3.40% Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 35 of the Stock Corporation Law;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $104.50 per share on or before February 28, 1951, and thereafter $103.50 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E)The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 3.40% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $104.50 per share on or before February 28, 1951, and thereafter $103.50 per share, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (G) The shares of the Preferred Stock, 3.40% Series shall not be convertible into or exchangeable for other securities of the Corporation; and

        (H) There shall be no sinking fund with respect to the shares of the Cumulative Preferred Stock, 3.40% Series.

        Particular  Provisions  Applicable  to  Preferred  Stock, 3.60%
    Series

        (3) The designation, preferences, privileges and voting powers of the shares of the Preferred Stock, 3.60% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

        (A)  The series shall be designated as Preferred Stock, 3.60%
        Series;

        (B) The dividend rate thereof shall be three and six-tenths per cent (3.60%) per annum. The dividends on the shares of the Preferred Stock, 3.60% Series resulting from the conversions provided in Article VIII of the 1950 Certificate of Consolidation shall be cumulative from the first day of the calendar month in which such 1950 Certificate of Consolidation is filed in the Department of State. All other shares of the Preferred Stock, 3.60% Series, if any, shall be issued with accruals of dividends uniform with the unpaid accruals of dividends, if any, on the Preferred Stock, 3.60% Series outstanding at the time of the issue thereof;

        (C) Except as hereinafter provided under the heading "General Provisions Applicable to All Series of Preferred Stock", the Preferred Stock, 3.60% Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 35 of the Stock Corporation Law;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $105.85 per share on or before December 31, 1950, and thereafter $104.85 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 3.60% Series shall be redeemable at the option of the Board of Directors of the

     Corporation, either as whole or in part, at any time at a redemption price of $105.85 per share on or before December 31, 1950, and thereafter $104.85 per share, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (G)  The shares of the Preferred Stock, 3.60% Series  shall not
    be   convertible into or  exchangeable for other  securities of the
    Corporation; and

        (H)  There shall be no sinking fund with respect  to the shares
    of   the Preferred Stock, 3.60% Series.

        Particular  Provisions Applicable  to  Preferred  Stock,  3.90%
    Series

        (4) The designation, preferences, privileges and voting powers of the shares of the Preferred Stock, 3.90% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

        (A)  The series  shall be designated as Preferred  Stock, 3.90%
    Series;

        (B) The dividend rate thereof shall be three and nine-tenths per cent (3.90%) per annum. The dividends on the shares of the Preferred Stock, 3.90% Series resulting from the conversions provided for in Article VIII of the 1950 Certificate of Consolidation shall be cumulative from the first day of the calendar month in which such 1950 Certificate of Consolidation is filed in the Department of State. All other shares of the Preferred Stock, 3.90% Series, if any, shall be issued with accruals of dividends uniform with the unpaid accruals of dividends, if any, on the Preferred Stock, 3.90% Series outstanding at the time of the issue thereof;

        (C) Except as hereinafter provided under the heading "General Provisions Applicable to All Series of Preferred Stock", the

     Preferred Stock, 3.90% Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 35 of the Stock Corporation Law;

        (D) The sum per share payable upon any voluntary dissolution, liquidation or winding up of the Corporation shall be $105 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E)The sum per share payable upon involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 3.90% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107 per share on or before April 30, 1950, and thereafter $106 per share, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (G) The shares of the Preferred Stock, 3.90% Series shall not be convertible into or exchangeable for other securities of the Corporation; and

        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 3.90% Series.

        General Provisions Applicable to All Series of Preferred Stock

        (5) The following provisions shall apply to all shares of the Preferred Stock irrespective of series:

        (A) The holders of the Preferred Stock of each series shall be entitled to receive, but only when, as and if declared by the Board of Directors, dividends at the rate fixed for such series and no more. Such dividends shall be payable on the last day of March, June, September and December in each year and shall be cumulative from such date as may be fixed for the series. All dividends payable on the Preferred Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Common Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all outstanding shares of the Preferred Stock at the rates fixed for the respective series shall not have been paid or set apart for payment, the deficiency shall be fully paid or set apart for payment before any dividends shall be paid or set apart for payment on the Common Stock. Dividends in full shall not be paid or set apart for payment on the Preferred Stock of any one series for any dividend period unless dividends in full have been or are contemporaneously paid or set apart for payment on the Preferred Stock of all series for all dividend periods terminating on the same or an earlier date. When the stated dividends are not paid in full on all series of the Preferred Stock, the shares of all series shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were paid in full. A "dividend period" is the period between any two consecutive dividend payment dates, excluding the first of such dates, as fixed for the series to which a share or shares shall belong. Accruals of dividends shall not bear interest.

        (B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, the sums per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock, as such.

        If the assets distributable on such dissolution, liquidation or winding up shall be insufficient to permit the payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, then said assets shall be distributed ratably among the holders of the respective series of the Preferred Stock in proportion to the sums which would be payable on such dissolution, liquidation or winding up if all such sums were paid in full in preference and priority over the shares of the Common Stock.

        After payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, the holders of the Preferred Stock, as such, shall have no right or claim to any of the remaining assets of the Corporation.

        The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (B).

        (C)    At  the  option  of  the  Board  of  Directors  of   the
    Corporation, the Corporation may redeem any series of Preferred Stock which has been made redeemable, either as a whole or in part, at the redemption price determined for such series; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of the Preferred Stock so to be redeemed on a date fixed by the Board of Directors; and provided, further, that in every case of redemption of less than all of the outstanding shares of any one series of Preferred Stock, such redemption shall be made pro rata, or the shares of such series to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors. At any time after notice of redemption has been mailed as aforesaid to the holders of stock so to be redeemed, the Corporation may deposit the aggregate redemption price with a bank or trust company having its principal office in the State of New York and according to its last published statement a capital, surplus and undivided profits aggregating at least $10,000,000, named in such notice, payable on the date fixed for redemption as aforesaid and in the amounts aforesaid to the respective orders of the holders of the shares so to be redeemed, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. Upon deposit of said money as aforesaid, or, if no such deposit is made, upon the date fixed for redemption (unless the Corporation fails to make payment of the redemption price as set forth in such notice), such holders shall cease to be stockholders with respect to said shares, and from and after the making of said deposit, or, if no such deposit is made, from and after the date fixed for redemption (the Corporation not having failed to make payment of the redemption price as set forth in such notice), said shares shall not be deemed to be outstanding and such holders shall have no interest in or claim against the Corporation with respect to said shares, but shall be entitled only to receive said moneys on the date fixed for redemption as aforesaid from said bank or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid. If at the time of the mailing of notice of redemption as aforesaid to the holders of stock so to be redeemed the Corporation shall not have deposited the aggregate redemption price as aforesaid, such notice may state that it is subject to the deposit of the aggregate redemption price with a bank or trust company having its principal office in the State of New York and according to its last published statement a capital, surplus and undivided profits aggregating at least $10,000,000, named in such notice, on or before the date fixed for redemption, and any notice of redemption containing such statement shall be of no effect unless such aggregate redemption price is so deposited on or before such date fixed for redemption.

    In case the holder of any such Preferred Stock which shall have been called for redemption shall not, within six years after said deposit, claim the amount deposited as above stated for the redemption thereof, such bank or trust company shall upon demand pay over to the Corporation such unclaimed amount and such bank or trust company shall thereupon be relieved from all responsibility to such holder, and such holder shall look only to the Corporation for the payment thereof. Any interest accrued on any funds so deposited shall belong to the Corporation.


        (D) Nothing herein contained shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of the Preferred Stock.

        (E) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least a majority of the total number of shares of the Preferred Stock of all series then outstanding:

        (1) Issue or permit any wholly owned subsidiary (as hereinafter defined) to issue any unsecured notes, debentures or other securities representing unsecured indebtedness or assume or permit any wholly owned subsidiary to assume any such unsecured securities, for purposes other than the refunding of outstanding securities, secured or unsecured, theretofore issued or assumed by the Corporation or such wholly owned subsidiary or the redemption or other retirement of outstanding shares of the Preferred Stock or of outstanding shares of preferred stock of such wholly owned subsidiary, if, immediately after such issue or assumption, the total principal amount of all unsecured notes, debentures or other securities representing unsecured indebtedness issued or assumed by the Corporation or its wholly owned subsidiaries and then outstanding (including unsecured securities representing debt then to be issued or assumed but excluding any such securities to be retired in connection with such issue or assumption) would exceed 10% of the aggregate of (a) the total principal amount of all bonds or other securities representing secured indebtedness issued or assumed by the Corporation or its wholly owned subsidiaries and then to be outstanding, (b) the capital of the Corporation and (c) the consolidated surplus of the Corporation and its wholly owned subsidiaries determined in accordance with generally accepted accounting practices;

        (2) Permit any majority-owned subsidiary (as hereinafter defined) to issue or assume any unsecured notes, debentures or other securities representing unsecured indebtedness, for purposes other than the refunding of outstanding securities, secured or unsecured, theretofore issued or assumed by such majority-owned subsidiary or the redemption or other retirement of outstanding shares of preferred stock of such majority-owned subsidiary, if, immediately after such issue or assumption, the total principal amount of all unsecured notes, debentures or other securities representing unsecured indebtedness issued or assumed by such majority-owned subsidiary and then outstanding (including unsecured securities representing debt then to be issued or assumed but excluding any such securities to be retired in connection with such issue or assumption) would exceed 10% of the aggregate of (a) the total principal amount of all bonds or other securities representing secured indebtedness issued or assumed by such majority-owned subsidiary and then to be outstanding, (b) the capital of such majority-owned subsidiary and (c) the surplus of such majority- owned subsidiary determined in accordance with generally accepted accounting practices; or

        (3) Consolidate with or into any other corporation or corporations, unless such consolidation, or the issuance of the stock to be issued in connection with such consolidation, shall have been ordered, approved or permitted by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935 or by any successor commission under said Act; provided that the provisions of this paragraph (3) shall not apply to the purchase or other acquisition by the Corporation of the franchises or assets of another corporation, or otherwise apply to any transaction which does not involve a consolidation under the laws of the State of New York.

        The  term   "wholly   owned  subsidiary"   or   "wholly   owned
    subsidiaries", as used in this subdivision (E), shall mean any corporation or corporations 95% or more of all classes of stock of which at the time is owned, directly or indirectly, by the corporation in question or by one or more wholly owned subsidiaries of such corporation or by such corporation and by one or more wholly owned subsidiaries of such corporation.

        The   term   "majority-owned  subsidiary"   or  "majority-owned
    subsidiaries", as used in this subdivision (E), shall mean any corporation or corporations more than 50% of the voting stock, but less than 95% of all classes of stock, of which at the time is owned, directly or indirectly, by the corporation in question or by one or more subsidiaries of such corporation or by such corporation and by one or more subsidiaries of such corporation.

        The term "subsidiary" or "subsidiaries", as used in this subdivision (E), shall mean wholly owned subsidiaries and majority-owned subsidiaries, as above defined.

        The term "voting stock", as used in this subdivision (E), shall mean stock at the time entitling the holders thereof to elect a majority of the board of directors of the corporation in question.

        (F) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of the Preferred Stock of all series then outstanding:

        (1) Create or authorize any kind of stock ranking prior to the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, or create or authorize any obligation or security convertible into shares of any such kind of stock;

        (2) Amend, alter, change or repeal any of the express terms of the Preferred Stock so as to affect the holders thereof adversely;

       (3) Permit any subsidiary to issue any shares of preferred stock unless such shares are issued to the Corporation;

        (4) Sell any shares of preferred stock of any subsidiary unless at the same time the Corporation shall sell all shares of every class of stock of such subsidiary owned by it;

        (5) Make any payment or distribution out of capital or capital surplus (other than dividends payable in stock ranking junior to the Preferred Stock) to any holder of any stock ranking junior to the Preferred Stock; or

        (6) Issue any shares of any series of the Preferred Stock (other than the 790,000 shares of Preferred Stock to be initially issued) or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preferred Stock of any series or shares ranking on a parity with them, unless (a) the shares so to be issued or reissued are issued or reissued in connection with the redemption of, or in exchange for, at least an equal number of shares of the Preferred Stock of another series then outstanding, or (b) the consolidated income of the Corporation and its subsidiaries (determined as hereinafter provided) for any twelve consecutive calendar months within the fifteen calendar months immediately preceding the month within which the issuance or reissuance of such additional shares is authorized by the Board of Directors of the Corporation, shall have been in the aggregate not less than one and one-half times the sum of the interest requirements (adjusted by provision for amortization of debt discount and expense or of premium on debt, as the case may be) for one year on all of the indebtedness of the Corporation and its
    subsidiaries outstanding at the date of         50
    such proposed issue or reissue (excluding any indebtedness proposed to be retired in connection with such issue or reissue) and the full dividend requirements for one year on all outstanding shares (including those then proposed to be issued or reissued but excluding any shares proposed to be retired in connection with such issue or reissue) of the Preferred Stock and all other stock of the Corporation, if any, ranking prior to or on a parity with the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary.

        "Consolidated income" for any period for the purposes of this paragraph (6) shall be computed by adding to the consolidated net income of the Corporation and its subsidiaries for said period, determined in accordance with generally accepted accounting practices, as adjusted by action of the Board of Directors of the Corporation as hereinafter provided, the amount deducted for interest (adjusted as above provided) in determining such net income. In determining such consolidated net income for any period, there shall be deducted, in addition to other items of expense, the amount charged to income for said period on the books of the Corporation and its subsidiaries for taxes and depreciation expense. In the determination of consolidated income for the purposes of this paragraph (6), the Board of Directors of the
    Corporation  may,   in  the   exercise  of  due   discretion,  make
    adjustments by way of increase or decrease in such consolidated income to give effect to changes therein resulting from any acquisition of properties or from any redemption, acquisition, purchase, sale or exchange of securities by the Corporation or its subsidiaries either prior to the issuance or reissuance of any shares of Preferred Stock then to be issued or reissued or in connection therewith.

        The term "subsidiary", as used in this subdivision (F), shall mean any corporation more than 50% of the voting stock (i.e., stock at the time entitling the holders thereof to elect a majority of the board of directors of such corporation) of which at the time is owned, directly or indirectly, by the Corporation or by one or more subsidiaries of the Corporation, or by the Corporation and by one or more subsidiaries of the Corporation.

        (G) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not classify or reclassify outstanding shares of any series of the Preferred Stock so as to affect the holders of any series adversely without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of each such series then outstanding so affected adversely.

        (H) Whenever dividends payable on the Preferred Stock shall be in default in an aggregate amount equivalent to four full quarterly dividends on all shares of such Preferred Stock then outstanding, thereafter and until all dividends on all shares of the Preferred Stock at the time in default shall have been paid or declared and set apart for payment, the holders of shares of the Preferred Stock, voting separately as a class and regardless of series, shall be entitled to elect a majority of the Board of Directors, as then constituted; and the holders of any other class or classes of stock of the Corporation entitled to vote for the election of directors shall be entitled, voting separately as a class, to elect the remainder of the Board of Directors of the Corporation, as then constituted. The right of the holders of the Preferred Stock voting separately as a class to elect members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends on all shares of the Preferred Stock in default shall have been paid in full, or declared and set apart for payment (and such dividends shall be paid, or declared and set apart for payment, out of assets available therefor as soon as is reasonably practicable), at which time the right of the holders of shares of the Preferred Stock voting separately as a class to elect members of the Board of Directors as aforesaid shall terminate, subject to revesting in the event of each and every subsequent default of the character above mentioned.

        The aforesaid rights of the Preferred Stock and of any other class or classes of stock of the Corporation to vote separately for the election of members of the Board of Directors may be exercised at any annual meeting of stockholders of the Corporation or, within the limitations hereinafter provided, at any special meeting of stockholders of the Corporation held for the purpose of electing directors.

        At any time when the right of the holders of the Preferred Stock to elect a majority of the Board of Directors is vested as aforesaid, a special meeting of stockholders of the Corporation may be called and held for the purpose of electing directors in the following manner (unless under the provisions of the By-Laws of the Corporation, as then in effect, an annual meeting of stockholders of the Corporation is to be held within 60 days after the vesting in the holders of the Preferred Stock of the right to elect members of the Board of Directors or unless, since the vesting of such right, a meeting of stockholders of the Corporation has theretofore been held at which holders of the Preferred Stock were entitled to elect members of the Board of Directors):

        Upon the written request of the holders of record of not less than 10% of the total number of shares of the Preferred Stock then outstanding, regardless of series, addressed to the Secretary of the Corporation, the Secretary or an Assistant Secretary of the Corporation shall call a special meeting of the stockholders entitled to vote for the election of directors, for the purpose of electing a majority of the Board of Directors by the vote of the Preferred Stock, and the remainder of the Board of Directors by the vote of such other class or classes of stock as may then be entitled to vote for the election of directors, voting separately as hereinbefore provided. Such meeting shall be held within 50 days after personal service of the said written request upon the Secretary of the Corporation, or within 50 days after mailing the same within the United States of America by registered mail addressed to the Secretary of the Corporation at its principal office. If such meeting shall not be called within 20 days of such personal service or mailing, then the holders of record of not less than 10% of the total number of shares of the preferred Stock then outstanding, regardless of series, may designate in writing one of their number to call such special meeting at the expense of the Corporation, and such meeting may be called by such person so designated upon the notice required for annual meetings of stockholders and shall be held at the place for the holding of annual meetings of stockholders of the Corporation. Any holder of the Preferred Stock so designated shall have access to the stock books of the Corporation for the purpose of causing said meeting to be called as aforesaid.

        At any annual or special meeting held for the purpose of electing directors when the holders of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid, the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of the class or classes of stock of the Corporation other than the Preferred Stock entitled to elect directors as aforesaid shall be required to constitute a quorum of such class or classes for the election of directors by such class or classes, and the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of the Preferred Stock shall be required to constitute a quorum of such class for the election of directors by such class; provided, however, that a majority of those holders of the stock of either such class (or classes) who are present in person or by proxy shall have power to adjourn such meeting for the election of directors by such class from time to time without notice other than announcement at the meeting.

        At any meeting of stockholders for the purpose of electing directors during such times as the holders of shares of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid, each holder of shares of the Preferred Stock shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected by the holders of the Preferred Stock, and he may cast all such votes he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit.

        Upon the election of a majority of the Board of Directors by the holders of the Preferred Stock, the term of office of all directors then in office shall terminate; and no delay or failure by the holders of other classes of stock in electing the remainder of the Board of Directors shall invalidate the election of a majority thereof by the holders of the Preferred Stock.

        Upon any termination of the right of the holders of the Preferred Stock to elect members of the Board of Directors as aforesaid, the term of office of the directors then in office shall terminate upon the election of a majority of the Board of Directors, as then constituted, at a meeting of the holders of the class or classes of stock of the Corporation then entitled to vote for directors, which meeting may be held at any time after such termination of such right, and shall be called upon request of holders of record of such class or classes of stock then entitled to vote for directors, in like manner and subject to similar conditions as hereinbefore in this subdivision (H) provided with respect to the call of a special meeting of stockholders for the election of directors by the holders of the Preferred Stock.

        In case of any vacancy in the office of a director occurring among the directors elected by the holders of the Preferred Stock as aforesaid, or of a successor to any such director, the remaining directors so elected, by vote of a majority thereof, or the remaining director so elected if there be but one, may elect a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant, and such successor or successors shall be deemed to have been elected by the holders of the Preferred Stock as aforesaid. Likewise, in case of any vacancy in the office of a director occurring (at a time when the holders of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid) among the directors elected by the holders of the class or classes of stock of the Corporation other than the 55 Preferred Stock, or of a successor to any such director, the remaining directors so elected, by vote of a majority thereof, or of the remaining director so elected if there be but one, may elect a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant, and such successor or successors shall be deemed to have been elected by such holders of the class or classes of stock of the Corporation other than the Preferred Stock.

        (I) Except as herein otherwise expressly provided and except when some mandatory provision of law shall be controlling and, except as regards the special rights of any series of the Preferred Stock as provided in the resolutions creating such series, whenever shares of two or more series of the Preferred Stock are outstanding, no particular series of the Preferred Stock shall be entitled to vote as a separate series on any matter, and all shares of the Preferred Stock of all series shall be deemed to constitute but one class for any purpose for which a vote of the stockholders of the Corporation by classes may now or hereafter be required.

        (J) The Preferred Stock of the Corporation shall not entitle any holder thereof as a matter of right to subscribe for, purchase or receive any part of the unissued stock of the Corporation or any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation or any stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to subscribe for, purchase or receive any rights to or options to purchase any such stock or any bonds, certificates of indebtedness, debentures or other securities convertible into or carrying options or warrants to purchase stock or other securities of the Corporation, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York.

        COMMON STOCK

        (6) The following provisions shall apply to all shares of the Common Stock:

        (A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to dividends over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when and as determined by the Board of Directors.

        (B) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after there shall have been paid to or set apart for holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, the holders of the Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a liquidation, dissolution or winding up for the purposes of this subdivision (B).

        The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Common Stock.

        (C) The respective shares of the Common Stock shall entitle the holders thereof to one vote for each share of such Common Stock held by them, respectively, except as herein otherwise expressly provided. At all meetings of stockholders held for the purpose of electing Directors, each holder of shares of the Common Stock shall be entitled to as many votes as shall equal the number of votes which which (except for this provision as to cumulative voting) he would be entitled to cast for the election of Directors with respect to his shares of stock multiplied by the number of Directors to be elected by the holders of shares of Common Stock, and he may cast all of such votes for a single Director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit.

        (D) The holders of the Common Stock shall have preemptive rights as the same are defined in Section 39 of the Stock Corporation Law, except that shares or other securities offered for sale shall not be subject to such preemptive rights (1) if not so subject under said Section 39 or (2) if they are the subject of a public offering or of an offering to or through underwriters or investment bankers who shall have agreed promptly to make a public offering of such shares.

        (7) At all meetings of the stockholders of the Corporation a quorum must be present for the transaction of business, and except as otherwise provided in this Article IV a quorum shall consist of the holders of record of not less than a majority of the outstanding shares of the Corporation entitled to vote, present either in person or by proxy.

        V. The office of the Corporation is to be located in the City of Syracuse, County of Onondaga, State of New York.

        VI.  The duration of the Corporation shall be perpetual.

        VII. The number of Directors of the Corporation shall be not less than 3 nor more than 21.

        VIII. The terms and conditions of the consolidation, the mode of carrying the same into effect and the manner of converting the shares of each of the constituent corporations into shares of the Corporation are as follows:

        A. All of the issued and outstanding shares of Preferred Stock, 3.60% Series ($100 par value) of Buffalo Niagara Electric Corporation (being 350,000 shares) are hereby converted, share for share, into the same number (350,000) of shares of the Preferred Stock, 3.60% Series of the Corporation. The holders of said shares of the Preferred Stock, 3.60% Series of Buffalo Niagara Electric Corporation shall also be entitled to receive out of the surplus of the Corporation, upon surrender of the certificate or certificates representing such stock, an amount of cash equal to the dividends accrued and unpaid upon such stock to the date of the filing of this Certificate in the Department of State.

        B. All of the issued and outstanding shares of the Cumulative Preferred Stock, 3.40% Series ($100 par value) of Central New York Power Corporation (being 200,000 shares) are hereby converted, share for share, into the same number (200,000) of shares of the Preferred Stock, 3.40% Series of the Corporation. The holders of said shares of Cumulative Preferred Stock, 3.40% Series of Central New York Power Corporation shall also be entitled to receive out of the surplus of the Corporation, upon surrender of the certificate or certificates representing such stock, an amount of cash equal to the dividends accrued and unpaid upon such stock to the date of the filing of this Certificate in the Department of State.

        C. All of the issued and outstanding shares of Cumulative Preferred Stock, 3.90% Series ($100 par value) of New York Power and Light Corporation (being 240,000 shares) are hereby converted, share for share, into the same number (240,000) of shares of the Preferred Stock, 3.90% Series of the Corporation. The holders of said shares of the Cumulative Preferred Stock, 3.90% Series of New York Power and Light Corporation shall also be entitled to receive out of the surplus of the Corporation, upon surrender of the certificate or certificates representing such stock, an amount of cash equal to the dividends accrued and unpaid on such stock to the date of the filing of this Certificate in the Department of State.

        D. All of the issued and outstanding shares of the Common Stock of Central New York Power Corporation (being 1,586,358 shares) are hereby converted into shares of the Common Stock of the Corporation, on the basis of each share of such Common stock of Central New York Power Corporation being converted into 5,180,989 shares of the Common Stock of the Corporation.

    1,586,358

        E. All of the issued and outstanding shares of the Common Stock of New York Power and Light Corporation (being 1,400,000 shares) are hereby converted, share for share, into 1,400,000 shares of the Common Stock of the Corporation.

        F. All of the issued and outstanding shares of the Common Stock of Buffalo Niagara Electric Corporation (being 3,000,000 shares) are hereby converted, share for share, into 3,000,000 shares of the Common Stock of the Corporation.

        G. All of the authorized but unissued shares of every class or series of the constituent corporations are hereby converted into
    1,419,011 shares of the authorized but unissued shares of the Common Stock of the Corporation and 410,000 shares of the authorized but unissued shares of the Preferred Stock of the Corporation, subject to the issuance of such Preferred Stock in series as herein provided.

        H. Upon surrender for cancellation by the respective holders, at such office or offices or such agency or agencies of the Corporation as may from time to time be designated by the Board of

    Directors for that purpose, of the certificates representing shares of the Preferred Stock and Common Stock of Buffalo Niagara Electric Corporation and of the Cumulative Preferred Stock and Common Stock of Central New York Power Corporation and of the Cumulative Preferred Stock and Common Stock of New York Power and Light Corporation, duly endorsed in blank for transfer if required, such holders shall respectively be entitled to receive a certificate or certificates representing the share or shares of stock of the Corporation to which each such holder is entitled as aforesaid.

        The Board of Directors of the Corporation shall have the power to prescribe reasonable regulations, with respect to dividends payable from time to time on such shares of the Corporation as may be represented (subsequent to the date of filing of this
    Certificate of Consolidation in the Department of State) by outstanding unexchanged stock certificates of the constituent companies and for the temporary withholding of such dividends by the Corporation or its fiscal and exchange agent (or dividend payment agent) until such outstanding certificates shall be presented for exchange for certificates of the Corporation to the end that such dividends shall be paid at the time of such exchange to the person or persons properly entitled thereto.

        I. The conversion of shares of Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation into shares of the Corporation shall take place upon and become effective by the filing of this Certificate in the Department of State, without further action by the holders of such shares or by any other person or persons, and upon such filing the holders of record of the shares of said Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation shall become and be holders of record, in the amounts herein provided for, of shares of the Corporation.

        IX. The Corporation is to be Central New York Power Corporation, one of the constituent corporations, and not a new corporation, and its name is hereby changed to Niagara Mohawk Power Corporation. The certificate of incorporation of said surviving constituent corporation shall be deemed amended to the extent necessary to bring such certificate of incorporation into conformity with the provisions of this Certificate of Consolidation, but, except as amended by the provisions of this Certificate of Consolidation, such certificate of incorporation shall continue in full force and effect, and, as amended, shall be binding upon all of the stockholders of the Corporation.

        X. The Secretary of State of the State of New York is designated as the agent of the Corporation upon whom process in any action or proceeding against it may be served; and the address to which the Secretary of State shall mail a copy of process in any action or proceeding against the Corporation which may be served upon him is No. 300 Erie Boulevard West, Syracuse, New York.

        XI. The directors of the Corporation need not be stockholders of the Corporation.

        XII. Subject to the applicable provisions of the Public Service Law, no contract or other transaction entered into by the Corporation shall be affected by the fact that any director of the Corporation is in any way interested in or connected with any party to such contract or transaction or himself is a party to such contract or transaction, provided that such contract or transaction shall be approved by a majority of the directors present at the meeting authorizing or confirming such contract or transaction, which majority shall consist of directors not so interested or connected. The fact that any director of the Corporation has such an interest or connection with any contract or other transaction so approved, shall not render him liable to account to the Corporation for any profit realized by him or for any loss suffered by the Corporation from or through any such contract or transaction. The lack of such approval shall not in and of itself invalidate any such contract or transaction or deprive the Corporation or any of its directors of any right to proceed therewith insofar as permitted by law.

        XIII. The Corporation reserves the right, subject to compliance with any applicable requirement of this Certificate, to amend, alter, change or repeal any provision contained in this Certificate in the manner now or hereafter permitted by statute, and all rights granted to stockholders herein are granted subject to this reservation.

        IN WITNESS WHEREOF, the undersigned has made and subscribed this Certificate in octuplicate this 4th day of January, 1950.

        NIAGARA HUDSON POWER CORPORATION
        By  EARLE J. MACHOLD
        President
        Attest:

        CHARLES A. TATTERSALL
        Secretary
        (CORPORATE SEAL)


        STATE OF NEW YORK)
                                          ) ss.:
        COUNTY OF NEW YORK)

        On this 4th day of January, 1950, before me personally came EARLE J. MACHOLD, to me personally known, who, being by me duly sworn, did depose and say that he resides at 106 Wendell Terrace, Syracuse, New York; that he is the President of Niagara Hudson Power Corporation, the corporation described in and which subscribed the foregoing Certificate of Consolidation; that he knows the seal of the said Corporation; that the seal affixed to such instrument is such corporate seal; that it was so affixed by order of the Board of Directors of such Corporation, and that he signed his name thereto by like order.


        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public, State of New York
        No. 31-1158700
        Qual in New York County Clk. and Reg
        Term Expires March 30, 1951

        (NOTARIAL SEAL)

        Affidavit of Secretary
        of
        BUFFALO NIAGARA ELECTRIC CORPORATION

        STATE OF NEW YORK )
        COUNTY OF ERIE    )  ss.:

        WALTER S. SCHMIDT, being duly sworn, deposes and says: that he is the Secretary of Buffalo Niagara Electric Corporation, one of the constituent corporations named in the foregoing Certificate of Consolidation; that the foregoing consolidation of Buffalo Niagara Electric Corporation, New York Power and Light Corporation and Central New York Power Corporation was subject to the approval of the Securities and Exchange Commission and has been approved by said Commission under the provisions of the Public Utility Holding Company Act of 1935, and that Niagara Hudson Power Corporation, the corporation which has executed the foregoing Certificate of Consolidation, is the holder of record of all of the outstanding shares of Buffalo Niagara Electric Corporation entitled to vote on any consolidation pursuant to Section 86 of the Stock Corporation Law which is subject to the order, approval or permission of, and has been ordered, approved or permitted by, the Securities and Exchange Commission under the provisions of the Public Utility

    Holding Company Act of 1935.

        WALTER S. SCHMIDT

        Sworn to before me this
        4th day of January, 1950.
        GERTRUDE E. RUBERT

        GERTRUDE E. RUBERT
        NOTARY PUBLIC
        In and for the Erie County, New York
        Certificate filed in Niagara County, New York
        My Commission expires Mar. 30, 1951
        Reg. No. 665
        (NOTARIAL SEAL)

        Affidavit of Secretary

        of

        CENTRAL NEW YORK POWER CORPORATION

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA )  ss.:

        FREDERICK P. SMITH, being duly sworn, deposes and says: that he is the Secretary of Central New York Power Corporation, one of the constituent corporations named in the foregoing Certificate of Consolidation; that the foregoing consolidation of Buffalo Niagara Electric Corporation, New York Power and Light Corporation and Central New York Power Corporation has been approved by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935, and that Niagara Hudson Power Corporation, the corporation which has executed the foregoing Certificate of Consolidation, is the holder of record of all of the outstanding shares of Central New York Power Corporation entitled to vote on any consolidation pursuant to Section 86 of the Stock Corporation Law which has been ordered, approved or permitted by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935.

        FREDERICK P. SMITH

        Sworn to before me this
        4th day of January, 1950.

        CATHERINE E. AGAN

        Catherine E. Agan, Notary Public in the
        State of New York, Qualified in Onondaga
        County, No. 34-002-4300
        My Commission expires March 30, 1951

        (NOTARIAL SEAL)

        Affidavit of Secretary

        of

        NEW YORK POWER AND LIGHT CORPORATION

        STATE OF NEW YORK )
                                         )  ss.:
        COUNTY OF ALBANY  )

        ALBERT N. WOODHEAD, being duly sworn, deposes and says: that he is the Secretary of New York Power and Light Corporation, one of the constituent corporations named in the foregoing Certificate of Consolidation; that the foregoing consolidation of Buffalo Niagara Electric Corporation, New York Power and Light Corporation and Central New York Power Corporation has been approved by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935, and that Niagara Hudson Power Corporation, the corporation which has executed the foregoing Certificate of Consolidation, is the holder of record of all of the outstanding shares of New York Power and Light Corporation entitled to vote on any consolidation pursuant to Section 86 of the Stock Corporation Law which has been ordered, approved or permitted by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935.

        ALBERT N. WOODHEAD

        Sworn to before me this
        4th day of January, 1950.

        MARY M. SHANAHAN

        MARY M. SHANAHAN
        Notary Public, State of New York
        Qualified in Albany County
        My Commission expires March 30, 1950
        Certificate filed in Col., Cort., Dut.,

        Essex, Fulton, Greene, Ham., Herk.,
        Mad., Mont., Oneida, Onon., Otsego,
        Putnam, Renss., Sar., Schen., Scho.,
        Ulster, Warren & Wash. County

        (NOTARIAL SEAL)

        Affidavit of President

        of

        NIAGARA HUDSON POWER CORPORATION

        pursuant to Section 26-a of the Stock Corporation Law

        STATE OF NEW YORK   )
                                          )  ss.:
        COUNTY OF NEW YORK)

        EARLE J. MACHOLD, being duly sworn, deposes and says:

        1.     That  he  is  the  President  of  Niagara  Hudson  Power
    Corporation,    the   corporation  which  executed   the  foregoing

    Certificate of Consolidation;

        2. That provision for the making of the foregoing Certificate of Consolidation and the filing thereof in the Department of State of the State of New York is made in the Plan of Niagara Hudson Power Corporation pursuant to Section 11(e) of the Public Utility Holding Company Act of 1935 for the consolidation of its subsidiaries, Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation, into a single electric and gas company, dated May 18, 1948 (hereinafter referred to as "the Plan");

        3. That the Plan has been approved by order of the Securities and Exchange Commission dated August 25, 1949, pursuant to Section 11(e) of the Public Utility Holding Company Act of 1935;

        4. That the Plan has been approved and enforced, as provided in the Public Utility Holding Company Act of 1935, by the decree of a court of competent jurisdiction, namely the United States District Court for the Northern District of New York, made and dated November 4, 1949, in a proceeding entitled


        "In the Matter of
        Niagara Hudson Power Corporation
        Buffalo Niagara Electric Corporation
        Central New York Power Corporation
        New York Power and Light Corporation



        "A Proceeding to enforce Plans pursuant to Sections 11(e) and 18(f) of the Public Utility
        Holding Company Act of 1935


        "Civil Action No. 3476";

        5.  That  the foregoing  decree of the  United States  District

    Court   for  the Northern  District of  New York  has ceased  to be subject to appeal or review;

        6. That the form and provisions of the foregoing Certificate of Consolidation have been approved by the said United States District Court for the Northern District of New York, which made the foregoing decree;

        7.     That  the   filing  of  the   foregoing  Certificate  of
    Consolidation   has  been  authorized  by  the said  United  States
    District Court for the Northern District of New York;

        8. That notice of the changes provided for in the foregoing Certificate of Consolidation was given in the proceedings before the Securities and Exchange Commission upon the Plan, pursuant to

    Section 11(e) of the Public Utility Holding Company Act of 1935, and in the proceedings upon the Plan before the United States District Court for the Northern District of New York, pursuant to Sections 11(e) and 18(f) of the Public Utility Holding Company Act of 1935, in each instance not less than ten days preceding the making of the foregoing Certificate of Consolidation to the holders of record of all the outstanding shares or other securities of each of the constituent corporations entitled to vote or materially affected by the Plan whose names and addresses are known to any of the constituent corporations, including those who but for the provisions of Section 26-a of the Stock Corporation Law, would be entitled to vote, under the laws of the State of New York or the respective certificates of incorporation of each of the constituent corporations, with relation to such changes, which notice was given to said security holders of each of the constituent corporations in the manner directed by the Securities and Exchange Commission and also in the manner directed by the said United States District Court for the Northern District of New York.

        EARLE J. MACHOLD

        Sworn to before me this
        4th day of January, 1950.

        PHYLLIS FANNING    (NOTARIAL SEAL)

        PHYLLIS FANNING
        Notary Public State of New York
        No. 31-1158700
        Qual in New York County Clk. and Reg.
        Term Expires March 30, 1951

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., January 4, 1950

    CASE 12733--Petition of Buffalo Niagara Electric Corporation, Central New York Power Corporation and New York Power and Light Corporation for (1) approval of consolidation of the said corporations, and (2) authority to the issuance of certain securities by the Consolidated Corporation. Petition of Niagara Hudson Power Corporation for authority to acquire and hold certain of the capital stock to be issued by the Consolidated Corporation.

        * * * * * *

        The Public Service Commission hereby approves the consolidation of New York Power and Light Corporation and Buffalo Niagara Electric
    Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation, which consolidation is evidenced by this certificate of consolidation made Pursuant to Sections 26-a and 86 of the Stock Corporation Law and to Subdivision 4 of Section 11 of the Transportation Corporations Law, and executed on January 4, 1950 by the President of Niagara Hudson Power Corporation, the Secretary of Buffalo Niagara Electric Corporation, the Secretary of Central New York Power Corporation, the Secretary of New York Power and Light Corporation,--in accordance with the order of said Public Service Commission dated September 29, 1948, as amended by orders of September 20, 1949 and December 13, 1949.

        By the Commission

        MURRAY G. TANNER
        (SEAL)      Secretary


        STATE OF NEW YORK    )
                                           ) ss.:
        DEPARTMENT OF STATE)

        I Certify That I have compared the preceding copy with the original Certificate of Consolidation of NEW YORK POWER AND LIGHT

    CORPORATION and BUFFALO NIAGARA ELECTRIC CORPORATION and CENTRAL NEW YORK POWER CORPORATION into CENTRAL NEW YORK POWER CORPORATION pursuant to Sections 26-a and 86 of the Stock Corporation Law and to Subdivision 4 of Section 11 of the Transportation Corporations Law under the Corporate Name of NIAGARA MOHAWK POWER CORPORATION, filed in this department on the 5th day of January, 1950, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this fifth day of January, one thousand nine hundred and fifty.

        (SEAL)      RUTH M. MINER
                    Deputy Secretary of State

       CERTIFICATE OF MERGER

        of

        THE NIAGARA FALLS POWER COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 85 of the Stock Corporation Law

        __________

        Dated:  October 16, 1950

        STATE OF NEW YORK
        DEPARTMENT OF STATE

        Filed       Oct 19 1950
        Tax         $  None
        Filing Fee  $25

        THOMAS J. CURRAN
        Secretary of State

        By  A. D. BORDEN






        CERTIFICATE OF MERGER

        of

        THE NIAGARA FALLS POWER COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law


        The undersigned, NIAGARA MOHAWK  POWER CORPORATION, pursuant to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

    1.    NIAGARA  MOHAWK  POWER  CORPORATION   (hereinafter  sometimes
    referred to as the "Corporation") is a stock corporation duly organized and existing under the laws of the State of New York.

    2. The Corporation owns all of the issued and outstanding capital stock of The Niagara Falls Power Company, which is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar to the business in which the Corporation is authorized to engage and is engaged.

        3. At a meeting of the Board of Directors of the Corporation, duly called and held on the 2nd day of May, 1950, the following resolutions were duly adopted:

        WHEREAS, The Niagara Falls Power Company is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar to the business in which this Corporation is authorized to engage and is engaged; and



        WHEREAS, this Corporation owns all of the issued and outstanding capital stock of The Niagara Falls Power Company; and WHEREAS, it is deemed expedient that this Corporation merge The

    Niagara Falls Power Company into itself and thereby become and be possessed of all of the assets, property, rights, privileges and franchises of said The Niagara Falls Power Company.

        NOW, THEREFORE, BE IT RESOLVED, that this Corporation merge The Niagara Falls Power Company and assume all of its obligations, subject to obtaining approval of the Public Service Commission of the State of New York as provided under subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said The Niagara Falls Power Company with this Corporation, as provided in the foregoing resolution, and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such other acts and things and to execute and file such other documents as may be necessary, desirable or appropriate to effect the merger of said The Niagara Falls Power Company with this Corporation, as provided by the foregoing resolutions.

        IN WITNESS WHEREOF, Niagara Mohawk Power Corporation has caused this Certificate to be executed in its name, signed by Earle J. Machold, its President, and Charles A. Tattersall, its Secretary and its corporate seal to be hereunto affixed this 16th day of
        October, 1950.

        NIAGARA MOHAWK POWER CORPORATION

        By  EARLE J. MACHOLD
        President

        (SEAL)
        By  C. A. TATTERSALL
        Secretary

        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION

        Albany, N.Y., October 19, 1950

        CASE 14825--Petition of Niagara Mohawk Power Corporation for approval of the merger of The Niagara Falls Power Company.

        __________

        The Public Service Commission hereby consents to and approves this Certificate of Merger of The Niagara Falls Power Company with

    Niagara Mohawk Power Corporation, pursuant to Section 85 of the Stock Corporation Law, executed October 16, 1950, in accordance with the order of this Commission dated October 17, 1950.

        By the Commission,

        (SEAL)MURRAY G. TANNER    /s
              Secretary

        STATE OF NEW YORK    )
                                           ) ss.:                 14603

        DEPARTMENT OF STATE)

        I Certify That I have compared the preceding copy with the original Certificate of Merger of THE NIAGARA FALLS POWER COMPANY with NIAGARA MOHAWK POWER CORPORATION filed in this department on the 19th day of October, 1950, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this second day of November, one thousand nine hundred and fifty.

        SIDNEY B. GORDON
        Deputy Secretary of State

        (SEAL)




        CERTIFICATE OF MERGER

        OF

        FRONTIER CORPORATION

        WITH

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law




        Dated:  May 1, 1951




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        Filed May 2, 1951

        Tax $ None

        Filing Fee $25

        THOMAS J. CURRAN
        Secretary of State

        By B. HORAN




        CERTIFICATE OF MERGER

        of

        FRONTIER CORPORATION

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law

        __________

        The undersigned, Niagara Mohawk Power Corporation, pursuant to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

        1. Niagara Mohawk Power Corporation (hereinafter sometimes referred to as the "Corporation") is a stock corporation duly organized and existing under the laws of the State of New York.

        2. The Corporation owns all of the issued and outstanding capital stock of Frontier Corporation, which is a stock corporation organized under the laws of the State of New York and authorized to engage in business incidental to the business which the Corporation is authorized to engage in.

        3. At a meeting of the Board of Directors of the Corporation, duly called and held on the 12th day of December, 1950, the following resolutions were duly adopted:

        WHEREAS, Frontier Corporation is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which this Corporation is authorized to engage and is engaged; and



        WHEREAS, this Corporation owns all of the issued and outstanding capital stock of Frontier Corporation; and WHEREAS, it is deemed expedient that this Corporation merge Frontier Corporation into itself and thereby become and be possessed of all of the assets, property, rights, privileges and franchises of said Frontier Corporation,

        NOW, THEREFORE, BE IT

        RESOLVED, that this Corporation merge Frontier Corporation and assume all of its obligations subject to obtaining approval of the Public Service Commission of the State of New York as provided under subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said Frontier Corporation with this Corporation as provided in the foregoing resolution and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such other acts and things and to execute and file such other documents as may be necessary, desirable or appropriate to effect the merger of said Frontier Corporation with this Corporation as provided by the foregoing resolutions.

    IN WITNESS WHEREOF, Niagara Mohawk Power Corporation has caused this Certificate to be executed in its name, signed by Earle J. Machold, its President, and Charles A. Tattersall, its Secretary, and its corporate seal to be hereunto affixed this 1st day of May, 1951.

        NIAGARA MOHAWK POWER CORPORATION


        By EARL J. MACHOLD (Signed)
        President
        (SEAL)

        By CHARLES A. TATTERSALL (Signed)
        Secretary

        STATE OF NEW YORK   )
                                             )    ss.:

       COUNTY OF ONONDAGA  )

        On  this 1st day of May, 1951,  before me personally came EARLE
    J. MACHOLD and CHARLES A. TATTERSALL, to me known, who, being by me duly sworn, did depose and say and each for himself deposes and says that he, the said Earle J. Machold, resides in the City of Syracuse, State of New York, and is the President of Niagara Mohawk Power Corporation, the corporation described in and which executed the foregoing instrument; that he, the said Charles A. Tattersall, resides in the City of Syracuse, State of New York, and is the Secretary of said corporation; that he, the said Earle J. Machold, and he, the said Charles A. Tattersall, both know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that they signed their names thereto by like order.

        PHYLLIS FANNING (Signed)
        Notary Public

        (SEAL)
        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1156700
        Certificate Filed in New York County
        No. 31-1158700
        My Commission Expires March 30, 1953




        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION

        Albany, N. Y., May 2, 1951

       CASE 15212--Petition of Niagara Mohawk Power Corporation for approval of the merger of Frontier Corporation into Niagara Mohawk Power Corporation.

        __________

        The Public Service Commission hereby consents to and approves this Certificate of Merger by Niagara Mohawk Power Corporation of Frontier Corporation, pursuant to Section 85 of the Stock Corporation Law, which merger is evidenced by this Certificate of Merger executed by Niagara Mohawk Power Corporation May 1, 1951, in accordance with the order of this Commission dated February 27, 1951, as amended by order dated March 20, 1951.

        By the Commission,

        ROGER M. HUBER (Signed)

        Acting Secretary

        (SEAL)

        fm

    6735
        STATE OF NEW YORK     )
                                            ) ss.:
        DEPARTMENT OF STATE )

        I CERTIFY That I have compared the preceding copy with the original Certificate of Merger of Frontier Corporation with Niagara Mohawk Power Corporation filed in this department on the 2nd day of May, 1951, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this second day of May, one thousand nine hundred and fifty-one.

        (SEAL)
        SIDNEY B. GORDON (Signed)
        Deputy Secretary of State




        CERTIFICATE OF MERGER

        of

        THE OSWEGO CANAL COMPANY
        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law




        Dated:  August 21, 1952




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED AUG. 22, 1952

        TAX $ None

       FILING FEE $25
        THOMAS J. CURRAN

        Secretary of State

        BY B. HORAN

        CERTIFICATE OF MERGER

        of

        THE OSWEGO CANAL COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law

        __________

        The  undersigned, Niagara Mohawk Power Corporation, pursuant to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

        1. Niagara Mohawk Power Corporation (hereinafter sometimes referred to as the "Corporation"), is a stock corporation duly organized and existing under the laws of the State of New York.

        2. The Corporation owns all of the issued and outstanding capital stock of The Oswego Canal Company, which is a stock corporation organized under the provisions of Chapter 241 of the Laws of 1823 as amended by Chapter 180 of the Laws of 1952 of the

    State of New York and authorized to engage in business incidental to the business which the Corporation is authorized to engage in.

        3. At a meeting of the Board of Directors of the Corporation duly called and held on the 6th day of May, 1952, the following resolutions were duly adopted:

        WHEREAS, The Oswego Canal Company is a stock corporation organized under Chapter 241 of the Laws of 1823 as amended by Chapter 180 of the Laws of 1952 of the State of New York and is
    authorized to engage and is engaged in business similar or incidental to the business in which this Corporation is authorized to engage and is engaged; and

        WHEREAS, this Corporation owns all of the issued and outstanding capital stock of The Oswego Canal Company; and WHEREAS, it is deemed expedient that this Corporation merge The Oswego Canal Company into itself and thereby become and be possessed of all the assets, property, rights, privileges and franchises of said The Oswego Canal Company,

        NOW, THEREFORE, BE IT

        RESOLVED, that this Corporation merge The Oswego Canal Company and assume all of its obligations subject to obtaining approval of the Public Service Commission of the State of New York as provided under Subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said The Oswego Canal Company with this Corporation as provided in the foregoing resolution and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such other acts and things and to execute and file such other documents as may be necessary, desirable or appropriate to effect the merger of said The Oswego Canal Company with this Corporation provided by the foregoing resolutions.

        IN WITNESS WHEREOF, Niagara Mohawk Power Corporation has caused this Certificate to be executed in its name, signed by Earle J. Machold, its President, and Charles A. Tattersall, its Secretary, and its corporate seal to be hereunto affixed this 21st day of August, 1952.

        NIAGARA MOHAWK POWER CORPORATION

        By  EARLE J. MACHOLD
        President

        (CORPORATE SEAL)

        By  CHARLES A. TATTERSALL
            Secretary

        STATE OF NEW YORK     )
                                            ) ss.:
        COUNTY OF ONONDAGA )

        On this 21st day of August, 1952, before me personally came EARLE J. MACHOLD and CHARLES A. TATTERSALL, to me known, who, being by me duly sworn, did depose and say and each for himself deposes and says that he, the said Earle J. Machold, resides in the City of Syracuse, State of New York, and is the President of Niagara Mohawk Power Corporation, the corporation described in and which executed the foregoing instrument; that he, the said Charles
    A. Tattersall, resides in the City of Syracuse, State of New York, and is the

    Secretary of said corporation; that he, the said Earle J. Machold, and he, the said Charles A. Tattersall, both know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that they signed their names thereto by like order.

        PHYLLIS FANNING
        Notary Public

        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1156700
        Certificate Filed in New York County
        No. 31-1158700

        My Commission Expires March 30,1953



         (SEAL)

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION
        Albany, N. Y., August 22, 1952


        CASE 15807
        Petition of Niagara Mohawk Power Corporation for approval of the merger of The Oswego Canal Company.

        __________

        The Public Service Commission hereby consents to and approves this merger by Niagara Mohawk Power Corporation of The Oswego Canal Company, Pursuant to Section 85 of the Stock Corporation Law, which merger is evidenced by this Certificate of Merger executed August 21, 1952, in accordance with the order of this Commission dated June 16, 1952, as amended by order dated July 8, l952.

        By the Commission,
        MURRAY G. TANNER
        Secretary

        (SEAL)

        STATE OF NEW YORK     )
                                            ) ss.:
        11255
        DEPARTMENT OF STATE )

        I Certify That I have compared the preceding copy with the original Certificate of Merger of The Oswego Canal Company with Niagara Mohawk Power Corporation, filed in this department on the 22nd day of August, 1952, and that such copy is a correct transcript therefrom and of the whole of such original.


       WITNESS my hand and the official seal of the Department of State at the City of Albany, this twenty-fifth day of August, one thousand nine hundred and fifty-two.

                SIDNEY B. GORDON
        (SEAL)  Deputy Secretary of State





        CERTIFICATE OF AMENDMENT

        of

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 36 of the Stock Corporation Law

        __________




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED AUG. 22, 1952

        TAX $75,000

        FILING FEE $25

        THOMAS J. CURRAN

        Secretary of State

        BY B. HORAN





        CERTIFICATE OF AMENDMENT

        of

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

       __________

        Pursuant to Section 36 of the Stock Corporation Law

        __________

        NIAGARA   MOHAWK   POWER  CORPORATION   (hereinafter  sometimes
    referred to as "the Corporation") by its President thereunto duly authorized DOES HEREBY CERTIFY:
        I.   The  name of the  Corporation is  "Niagara Mohawk  Power
    Corporation".

        The   name  under   which   the  Corporation   was   originally
    incorporated  was "Niagara Hudson Public Service Corporation".

        II. The Certificate of Consolidation forming the Corporation under the name of "Niagara Hudson Public Service Corporation") was filed in the Department of State of the State of New York on July 31, 1937.

        A  Certificate  of Change  of  Name  of  Niagara Hudson  Public
    Service Corporation to Central New York Power Corporation was filed in the Department of State of the State of New York on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Section 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State of the State of New York on January 5, 1950 to effect certain changes authorized in subdivision two of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        III. The Certificate of Incorporation of the Corporation is hereby amended to effect the following changes authorized in subdivision two of Section 35 of the Stock Corporation Law:

        (1) To authorize new shares by increasing the authorized shares without par value from 13,023,289 to 14,523,289 shares;
        (2) To amend the provision authorized by Section 12 of the Stock Corporation Law with respect to the dollar amount of the minimum capital of the Corporation.

        IV.  Parts A, B and C of Article IV of the above mentioned 1950

    Certificate of Consolidation, as amended by the 1950 Certificate of Amendment, setting forth the number of authorized shares, the statements respecting capital and the number of shares of each class are hereby amended to read as follows:

        "IV.A.   The total number  of shares which  the Corporation may
    have is 15,723,289, of which 1,200,000 are to have a par value of $100 each, and 14,523,289 are to be without par value.

        "B. The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having par value plus the aggregate amount of consideration received by the Corporation for the issuance of shares without par value, plus such amounts as, from time to time, by resolution of the Board of Directors, may be transferred thereto.

        "Subject to the laws creating and defining the duties of the Public Service Commission, authorized but unissued shares of the Corporation without par value may be issued from time to time for such consideration as may be fixed by the Board of Directors of the Corporation.

        "The capital of the Corporation shall be not less than $198,452,890.

        "C.   The shares  of the  Corporation are  to be  classified as
    follows:
        1,200,000 shares are to be Preferred Stock with a par value of $100 each; 1,928,627 shares are to be Class A Stock without par value, and 12,594,662 shares are to be Common Stock without par value."

        IN WITNESS WHEREOF, the undersigned has made and subscribed this Certificate of Amendment this 19th day of August, 1952.

        EARLE J. MACHOLD

        EARLE J. MACHOLD

        President of Niagara Mohawk Power Corporation

        Attest:



        CHARLES A. TATTERSALL

        CHARLES A. TATTERSALL
        Secretary

        (CORPORATE SEAL)




        Affidavit of

        Officers of the Corporation

        Pursuant to Section 37 of the Stock Corporation Law


        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA )  ss.:

        Earle J. Machold and Charles A. Tattersall, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President of the Corporation, and he, Charles A. Tattersall, is the Secretary of said corporation; that they have been authorized to execute and file the foregoing Certificate by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in the foregoing Certificate; that neither the Certificate of Incorporation nor any other Certificate filed pursuant to law requires a larger proportion of votes; that such votes were cast at a stockholders' meeting held upon notice pursuant to Section 45 of the Stock

    Corporation Law and that such meeting was duly called and held on the 6th day of May, 1952.



        EARLE J. MACHOLD
        President



        CHARLES A. TATTERSALL
        Secretary






        Subscribed and sworn to before
        me this 19th day of Aug., 1952.

        PHYLLIS FANNING
        Notary Public

        PHYLLIS FANNING
        Notary Public in the State of New York

        Qualified in Onon. Co. No. 34-1156700
        Certificate Filed in New York County
        No. 31-1158700
        My Commission Expires March 30, 1953

        (SEAL)

        Affidavit of

        Officers of the Corporation

        Pursuant to Section 37 of the Stock Corporation Law

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        Earle J. Machold and James H. Morrell, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President, and he, James H. Morrell, is the Treasurer of Niagara Mohawk Power Corporation, and that by the foregoing Certificate of Amendment the number of additional shares not resulting from a change of shares which the Corporation is thereby authorized to issue is 1,500,000 shares of Common Stock without par value and that no additional shares with par value have thereby been authorized; that no shares have thereby been changed as provided in subparagraph (5) of paragraph (C) of subdivision two of Section 35 of the Stock Corporation Law; and that the par value of any shares with par value has not been increased.





        EARLE J. MACHOLD
        President

        JAMES H. MORRELL
        Treasurer

        Subscribed and sworn to before
        me this 19th day of Aug., 1952.

        PHYLLIS FANNING
        Notary Public

        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1156700

        Certificate Filed in New York County
        No. 31-1158700
        My Commission Expires March 30, 1953

        (SEAL)


        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA ) ss.:

        On this 19th day of August, 1952, before me personally came Earle J. Machold, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of Niagara Mohawk Power Corporation, and he thereupon duly acknowledged to me that he executed the same.

        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1156700

        Certificate Filed in New York County  (SEAL)
        No. 31-1158700
        My Commission Expires March 3, 1953


        STATE OF NEW YORK )
        COUNTY OF ALBANY  ) ss.:

        On this 20th day of August, 1952, before me personally came Charles A. Tattersall, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of Niagara Mohawk Power Corporation, and he thereupon duly acknowledged to me that he executed the same.

        MARY M. SHANAHAN

        MARY M. SHANAHAN
        Notary Public State of New York
        Qualified in Albany County
        My Commission expires March 30,
        1954. Certificate filed in Col., Cort.,
        Dut., Essex, Fulton, Greene, Ham.,
        Herk., Mad., Mont., Oneida, Onon.,
        Otsego, Putnam, Renss., Sar.,

        Schen., Scho., Ulster, Warren and
        Wash. County

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N. Y., August 20, 1952

        CASE 15890

        Petition of Niagara Mohawk Power Corporation for approval of an increase in its authorized capital stock and a change in the minimum capital of the corporation.

        __________

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation, Pursuant to Section Thirty-Six of the Stock Corporation Law, executed August 19, 1952, in accordance with the order of this Commission dated August 11, 1952.

        By the Commission

        MURRAY G. TANNER
        Secretary

        (SEAL)



        STATE OF NEW YORK    )
        DEPARTMENT OF STATE ) ss.:

        11226

        I Certify That I have compared the preceding copy with the original Certificate of Amendment of Certificate of Incorporation of

        "Niagara Mohawk Power Corporation",

    filed in this department on the 22nd day of August, 1952, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this twenty-second day of August, one thousand nine hundred and fifty-two.

        SIDNEY B. GORDON
        Deputy Secretary of State

        (SEAL)

        CERTIFICATE OF MERGER

        of

        CORINTH ELECTRIC LIGHT AND POWER COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 85 of the Stock Corporation Law

        __________

        Dated July 2, 1953



        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED JULY 8, 1953

        TAX $ None

        FILING FEE $25

        THOMAS J. CURRAN

        Secretary of State

        By A. D. BORDEN

        CERTIFICATE OF MERGER

        of

        CORINTH ELECTRIC LIGHT AND POWER COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law

        The undersigned, NIAGARA MOHAWK  POWER CORPORATION, pursuant to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

        1. NIAGARA MOHAWK POWER CORPORATION (hereinafter sometimes referred to as "the Corporation"), is a stock corporation duly organized and existing under the laws of the State of New York.

        2. The Corporation owns all of the issued and outstanding capital stock of Corinth Electric Light and Power Company, which is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which the Corporation is authorized to engage and is engaged.

        3. At a meeting of the Board of Directors of the Corporation duly called and held on the 18th day of November, 1952, the following resolutions were duly adopted:

        WHEREAS, Corinth Electric Light and Power Company is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which this Corporation is authorized to engage and is engaged; and

        WHEREAS, this Corporation has entered into a valid and subsisting agreement for the acquisition by this Corporation of all of the outstanding stock of Corinth Electric Light and Power Company; and

        WHEREAS, it is deemed expedient that this Corporation merge Corinth Electric Light and Power Company into itself and thereby become and be possessed of all of the assets, property, rights, privileges and franchises of said Corinth Electric Light and Power Company;

        NOW, THEREFORE, BE IT RESOLVED, that the provisions of these resolutions shall be and become effective immediately upon the acquisition by this Corporation, as owner, of all of the outstanding stock of Corinth Electric Light and Power Company; and
        be it further

        RESOLVED, that this Corporation merge Corinth Electric Light and Power Company and assume all of its obligations subject to obtaining approval of the Public Service Commission of the State of New York, as provided in subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said Corinth Electric Light and Power Company with this Corporation as provided in the foregoing resolution and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such other acts and things and to execute and file such other documents as may be necessary, desirable or appropriate to effect the merger of said Corinth Electric Light and Power Company with this Corporation provided by the foregoing resolutions.

        IN WITNESS WHEREOF, NIAGARA MOHAWK POWER CORPORATION has caused this Certificate to be executed in its name, signed by Earle J. Machold, its President, and Charles A. Tattersall, its Secretary, and its corporate seal to be hereunto affixed this 2nd day of July, 1953.


        NIAGARA MOHAWK POWER CORPORATION

        By EARLE J. MACHOLD
        President


        By CHARLES A. TATTERSALL
        Secretary


        (SEAL)

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        On this 2nd day of July,  1953, before me personally came EARLE
    J. MACHOLD and CHARLES A. TATTERSALL, to me known, who, being by me duly sworn, did depose and say and each for himself deposes and says that he, the said Earle J. Machold, resides in the City of Syracuse, State of New York, and is the President of Niagara Mohawk Power Corporation, the corporation described in and which executed the foregoing instrument; that he, the said Charles A. Tattersall, resides in the Town of Easton, State of Connecticut, and is the Secretary of said corporation; that he, the said Earle J. Machold, and he, the said Charles A. Tattersall, both know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that they signed their names thereto by like order.

        By PHYLLIS FANNING
           Notary Public





        PHYLLIS FANNING
        Notary Public in the State of New York

        Qualified in Onon. Co. No. 34-1158700
        (SEAL)          Certificate Filed in New York County
        My Commission Expires March 30, 1955

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION
        Albany, N.Y., July 7, 1953

        CASE 15974
        Petition of Niagara Mohawk Power Corporation for authority to acquire and hold all of the capital stock of Corinth Electric Light and Power Company and to merge the said company.
        __________

        The Public Service Commission hereby consents to and approves this merger by Niagara Mohawk Power Corporation of Corinth Electric Light and Power Company, pursuant to Section 85 of the Stock Corporation Law, which merger is evidenced by this Certificate of Merger, executed by Niagara Mohawk Power Corporation July 2, 1953, in accordance with the order of said Public Service Commission dated July 7, 1953.

        By the Commission

        ALTON G. MARSHALL
        Secretary

        (SEAL)

        STATE OF NEW YORK   )
        DEPARTMENT OF STATE ) ss.:

        I CERTIFY That I have compared the preceding copy with the original Certificate of Merger of

        Corinth Electric Light and Power Company

         with

        Niagara Mohawk Power Corporation

        filed in this department on the 8th day of July, 1953, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this eighth day of July, one thousand nine hundred and fifty-three.

        SIDNEY B. GORDON
        Deputy Secretary of State

        (SEAL)




        CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION


        Pursuant to Section 11 of the Stock Corporation Law

        Dated:  May 4, 1954




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        Filed      May 5, 1954
        Tax        $  None
        Filing Fee $25

        THOMAS J. CURRAN
        Secretary of State

        By  B. HORAN




        CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 11 of the Stock Corporation Law

        __________

        NIAGARA   MOHAWK   POWER  CORPORATION   (hereinafter  sometimes
    referred to as "the Corporation") by its President and Assistant Secretary thereunto duly authorized DOES HEREBY CERTIFY:

        I.   The  name  of the  Corporation  is "Niagara  Mohawk  Power
    Corporation".

        The   name   under  which   the   Corporation   was  originally
    incorporated was "Niagara Hudson Public Service Corporation".

        II. The Certificate of Consolidation forming the Corporation (under the name of "Niagara Hudson Public Service Corporation") was filed in the Department of State of the State of New York on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State of the State of New York on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the
    State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State of the State of New York on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        A further Certificate of Amendment pursuant to Section 36 of the Stock Corporation Law was filed in the Department of State of the State of New York on August 22, 1952 to effect an increase of authorized shares without par value and to amend the statement respecting capital of the Corporation.

        III. The Certificate of incorporation of the Corporation, as amended and supplemented by any certificate filed pursuant to law, is hereby amended by the addition of the following provisions stating the designations, preferences, privileges and voting powers, and the restrictions or qualifications of a series of Preferred Stock, to consist of 210,000 shares of the authorized 1,200,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph

    (4A) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment) and to read as follows:

        Particular  Provisions  Applicable  to Preferred  Stock,  4.10%
    Series

        (4A) The designation, preferences, privileges and voting powers of the 210,000 shares of the Preferred Stock, 4.10% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

        (A)  The series  shall be designated as Preferred  Stock, 4.10%
    Series;

       (B) The dividend rate thereof shall be four and one-tenth percent (4.10%) per annum. The dividends on the shares of the Preferred Stock, 4.10% Series shall be cumulative from May 13, 1954;

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 4.10%
    Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the 104
    Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 36 of the Stock Corporation Law;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $104.50 per share through April 30, 1959; $103.25 per share thereafter through April 30, 1964; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 4.10% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $104.50 per share through April 30, 1959; $103.25 per share thereafter through April 30, 1964; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (G) The shares of the Preferred Stock, 4.10% Series shall not be convertible into or exchangeable for other securities of the Corporation; and

        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 4.10% Series.

        IN WITNESS WHEREOF, the undersigned have made and subscribed this Certificate in triplicate this 4th day of May, 1954.

        EARLE J. MACHOLD
        President

        JOHN G. BENACK
        Assistant Secretary


        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        On this 4th day of  May, 1954, before me personally  came EARLE
    J. MACHOLD and JOHN G. BENACK, to me known and known to me to be the persons described in and who executed the foregoing certificate, and they thereupon severally duly acknowledged to me that they executed the same.

        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1158700
        Certificate Filed in New York County
        My Commission Expires March 30,1955

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:


        EARLE J. MACHOLD and JOHN G. BENACK, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President of Niagara Mohawk Power Corporation, and he, John G. Benack, is an Assistant Secretary thereof; that they were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation to execute and file the foregoing Certificate, and that the designations, preferences, privileges and voting powers of the series of Preferred Stock described therein, and the restrictions or qualifications thereof, were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation.

        EARLE J. MACHOLD
        EARLE J. MACHOLD

        JOHN G. BENACK
        JOHN G. BENACK


        Subscribed and sworn to before me
        this 4th day of May, 1954.

        PHYLLIS FANNING

        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1158700
        Certificate Filed in New York County
        My Commission Expires March 30, 1955

        STATE OF NEW YORK     )
        DEPARTMENT OF STATE ) ss.:

        I Certify That I have compared the preceding copy with the original certificate of NIAGARA MOHAWK POWER CORPORATION, pursuant to Section 11 of the Stock Corporation Law, filed in this department on the 5th day of May, 1954, and that such copy is a correct transcript therefrom and of the whole of such original.


        WITNESS my hand and the official seal of the Department of State at the City of Albany, this fifth day of May, one thousand nine hundred and fifty-four.

        (SEAL)
        SIDNEY B. GORDON
        Deputy Secretary of State

        CERTIFICATE OF MERGER

        of

        WOODVILLE ELECTRIC LIGHT AND POWER COMPANY INC.

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law




        Dated: November 1, 1956




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED   NOV 1, 1956

        TAX     $ None

        FILING FEE $25

        CARMINE G. DESAPIO
        Secretary of State

        By B. HORAN

        CERTIFICATE OF MERGER

        of

        WOODVILLE ELECTRIC LIGHT AND POWER COMPANY INC.

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law

        __________

        The undersigned, NIAGARA MOHAWK POWER CORPORATION, pursuant  to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

        1. NIAGARA MOHAWK POWER CORPORATION (hereinafter sometimes referred to as "the Corporation"), is a stock corporation duly organized and existing under the laws of the State of New York.

        2. The Corporation owns all of the issued and outstanding capital stock of Woodville Electric Light and Power Company, Inc., which is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which the Corporation is authorized to engage and is engaged.

        3. At a meeting of the Board of Directors of the Corporation duly called and held on the 19th day of June, 1956, the following resolutions were duly adopted:

        WHEREAS, Woodville Electric Light and Power Company Inc. is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which this Corporation is authorized to engage and is engaged; and

       WHEREAS, this Corporation has entered into a valid and subsisting agreement for the acquisition by this Corporation of all of the outstanding stock of Woodville Electric Light and Power Company Inc. subject to the authorization of such acquisition by the Public Service Commission of the State of New York under and pursuant to Section 70 of the Public Service Law; and

        WHEREAS, it is deemed expedient that this Corporation merge Woodville Electric Light and Power Company Inc. into itself and thereby become and be possessed of all of the assets, property, rights, privileges and franchises of said Woodville Electric Light and Power Company Inc.;

        NOW, THEREFORE, BE IT RESOLVED, that the provisions of these resolutions shall be and become effective immediately upon the authorized acquisition by this Corporation, as owner, of all of the outstanding stock of Woodville Electric Light and Power Company Inc.; and be it further

        RESOLVED, that this Corporation merge Woodville Electric Light and Power Company Inc. and assume all of its obligations subject to obtaining approval of the Public Service Commission of the State of New York, as provided in subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said Woodville Electric Light and Power Company Inc. with this Corporation as provided in the foregoing resolution and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such other acts and things and to execute and file such other documents as may 110 be necessary, desirable or appropriate to effect the merger of said Woodville Electric Light and Power Company Inc. with this Corporation provided by the foregoing resolutions.

        IN WITNESS WHEREOF, Niagara Mohawk Power Corporation has caused this Certificate to be executed in its name, signed by Earle J.

    Machold, its President, and Storrs M. Bishop, its Secretary, and its corporate seal to be hereunto affixed this 1st day of November, 1956.

        NIAGARA MOHAWK POWER CORPORATION

        By  EARLE J. MACHOLD
        President

        By  STORRS M. BISHOP
        Secretary
        (CORPORATE SEAL)

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        On this 1st day of November, 1956, before me personally came EARLE J. MACHOLD and STORRS M. BISHOP, to me known, who, being by me duly sworn, did depose and say and each for himself deposes and says that he, the said Earle J. Machold, resides in the City of Syracuse, State of New York, and is the President of Niagara Mohawk Power Corporation, the corporation described in and which executed the foregoing instrument; that he, the said Storrs M. Bishop, resides in the City of Syracuse, State of New York, and is the Secretary of said corporation; that he, the said Earle J. Machold, and he, the said Storrs M. Bishop, both know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that they signed their names thereto by like order.

        HERMAN B. NOLL
        Notary Public

      HERMAN B. NOLL
        Notary Public in the State of New York

        Qualified in Onon. Co. No. 34-2901715

        Certificate Filed in _______________  Co.
        My Commission Expires March 30,1957

        (SEAL)


        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., November 1, 1956.

        CASE 17894
        Petition of Niagara Mohawk Power Corporation for authority to acquire all of the capital stock of Woodville Electric Light and Power Company, Inc., and to merge the said company.

        __________

        The Public Service Commission hereby consents to and approves this merger by Niagara Mohawk Power Corporation of Woodville Electric Light and Power Company, Inc., Pursuant to Section 85 of the Stock Corporation Law, which merger is evidenced by this certificate of merger executed November 1, 1956 by Niagara Mohawk Power Corporation, -- in accordance with the order of said Public Service Commission dated October 22, 1956.

        By the Commission,

        ALTON G. MARSHALL
        Secretary

        (SEAL)
        fm

        STATE OF NEW YORK   )
    12536
        DEPARTMENT OF STATE ) ss.:

        I Certify That I have compared the preceding copy with the original Certificate of Merger of Woodville Electric Light and Power Company Inc.

        with

        Niagara Mohawk Power Corporation

        filed in this department on the 1st day of November, 1956, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this first day of November, one thousand nine hundred fifty-six.

        CARMINE G. DESAPIO
        Secretary of State

        (SEAL)      By  SAMUEL LONDON
                    Deputy Secretary of State




        [CONFORMED]

        CERTIFICATE OF AMENDMENT

        of

        CERTIFICATE OF INCORPORATION
       of

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 36 of the Stock Corporation Law

        __________



        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED       Jan 9-1957

        TAX         $130,000.00

        FILING FEE  $25.00

        CARMINE G. DE SAPIO
        Secretary of State
        By  M. R. KEENAN




        CERTIFICATE OF AMENDMENT

        of

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 36 of the Stock Corporation Law

        __________

        NIAGARA   MOHAWK   POWER  CORPORATION   (hereinafter  sometimes
    referred to as "the Corporation") by its President thereunto duly authorized DOES HEREBY CERTIFY:

        I.   The  name  of the  Corporation  is "Niagara  Mohawk  Power
    Corporation."

        The   name  under   which   the   Corporation  was   originally
    incorporated  was "Niagara Hudson Public Service Corporation."

        II. The Certificate of Consolidation forming the Corporation (under the name of "Niagara Hudson Public Service Corporation") was filed in the Department of State of the State of New York on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State of the State of New York on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the
    State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation."

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State of the State of New York on January 5, 1950 to effect certain changes authorized in subdivision two of Section 35 of the Stock Corporation 115
    Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State of the State of New York on August 22, 1952 to effect an increase of authorized shares without par value and to amend the statement respecting capital of the Corporation. Said Certificate of Amendment is hereinafter sometimes referred to as the "1952 Certificate of Amendment."

        III. The Certificate of Incorporation of the Corporation is hereby amended to effect the following changes authorized in subdivision two of Section 35 of the Stock Corporation Law:

        (1) to eliminate from the enumeration and description of shares which the corporation is authorized to issue all the authorized shares of Class A Stock without par value, being 1,928,627 shares thereof of which 1,897,223 shares have heretofore been converted into shares of Common Stock without par value and the remaining 31,404 shares have heretofore been redeemed by the Corporation;

        (2) to authorize new shares by increasing the authorized shares with par value from 1,200,000 shares to 1,800,000 shares and by increasing the authorized shares without par value from 12,594,662 to 14,594,662 shares; and

        (3) to change the statements respecting capital by amending the provision authorized by Section 12 of the Stock Corporation Law with respect to the dollar amount of minimum capital of the Corporation.

        IV. The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A, B and C of Article IV, setting forth the number of authorized shares, the statements respecting capital and the number of shares of each class, as so amended, read as follows:

        "IV.A. The total number of shares which the Corporation may have 16,394,662, of which 1,800,000 are to have a par value of $100 each, and 14,594,662 are to be without par value.

        "B. The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having par value plus the aggregate amount of consideration received by the Corporation for the issuance of shares without par value, plus such amounts as, from time to time, by resolution of the Board of Directors, may be transferred thereto.

        "Subject to the laws creating and defining the duties of the Public Service Commission, authorized but unissued shares of the Corporation without par value may be issued from time to time for such consideration as may be fixed by the Board of Directors of the Corporation.

        "The capital of the Corporation shall be not less than $264,650,393.

        "C. The shares of the Corporation are to be classified as follows:

            1,800,000 shares are to be Preferred Stock with a par value of $100 each, and 14,594,662 shares are to be Common Stock without par value."

        V. To further accomplish the elimination of shares of Class A Stock, subdivisions (A) and (B) of Paragraph (5), and Paragraphs
    (6), (7), (8), (9) and (10), of Part D of Article IV of the Certificate of Incorporation of the Corporation, as amended, is hereby amended to amend subdivisions (A) and (B) of Paragraph (5) by eliminating the provisions therein relating to shares of Class A Stock, to eliminate Paragraph (6) containing provisions applying to shares of Class A Stock, to renumber Paragraph (7) containing provisions applying to shares of Common Stock as Paragraph (6), to eliminate the provisions contained in Paragraph (8) relating to shares of Class A Stock and to add Subdivisions (A) and (B) thereof as so amended as Subdivisions (C) and (D) to Paragraph (6) as renumbered, to amend Paragraph (9) 117
    relating  to scrip  certificates   to eliminate  provisions therein
    relating to Class A Stock and renumber such Paragraph (9) as Paragraph (7) and to renumber Paragraph (10) relating to quorum of stockholders as Paragraph (8) so that said subdivisions (A) and (B) of Paragraph (5) and said Paragraphs (6) to (10) of Part D of
    Article IV, as so amended and renumbered, read as follows:

        "(A) The holders of the Preferred Stock of each series shall be entitled to receive, but only when, as and if declared by the Board of Directors, dividends at the rate fixed for such series and no more. Such dividends shall be payable on the last day of March, June, September and December in each year and shall be cumulative from such date as may be fixed for the series. All dividends payable on the Preferred Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Common Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all outstanding shares of the Preferred Stock at the rates fixed for the respective series shall not have been paid or set apart for payment, the deficiency shall be fully paid or set apart for payment before any dividends shall be paid or set apart for payment on the Common Stock. Dividends in full shall not be paid or set apart for payment on the Preferred Stock of any one series for any dividend period unless dividends in full have been or are contemporaneously paid or set apart for payment on the Preferred Stock of all series for all dividend periods terminating on the same or an earlier date. When the stated dividends are not paid in full on all series of the Preferred Stock, the shares of all series shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were paid in full. A 'dividend period' is the period between any two consecutive dividend payment dates, excluding the first of such dates, as fixed for the series to which a share or shares shall belong. Accruals of dividends shall not bear interest.

        "(B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, the sums per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock, as such.

        "If the assets distributable on such dissolution, liquidation or winding up shall be insufficient to permit the payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, then said assets shall be distributed ratably among the holders of the respective series of the Preferred Stock in proportion to the sums which would be payable on such dissolution, liquidation or winding up if all such sums were paid in full in preference and priority over the shares of any of the Common Stock.

        "After payment to the holders of the Preferred Stock of the full amounts to which they respectively are entitled as aforesaid, the holders of the Preferred Stock, as such, shall have no right or claim to any of the remaining assets of the Corporation.


        "The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (B)."

        "COMMON STOCK


        "(6) The following provisions shall apply to all shares of the Common Stock:

        "(A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to 119 dividends over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when an as determined by the Board of Directors.

        "(B) The  holders  of the  Common Stock  shall have  preemptive
    rights       as the same  are defined  in Section 39  of the  Stock
    Corporation Law, except that shares or other securities offered for sale shall not be subject to such preemptive rights (1) if not so subject under said Section 39 or (2) if they are the subject of a public offering or of an offering to or through underwriters or investment bankers who shall have agreed promptly to make a public offering of such shares.

        "(C) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, after there shall have been paid to or set apart for the holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, the holders of the Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (C).

        "The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock pro rata such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Common Stock pro rata.

        "(D) The respective shares of the Common Stock shall entitle the holders thereof to one vote for each share of such Common Stock held by them, respectively, except as in this subdivision (D) otherwise expressly provided.

        "At all meetings of stockholders held for the purpose of electing directors, each holder of shares of the Common Stock shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected by the holders of shares of the Common Stock, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit.

        "SCRIP CERTIFICATES

        "(7) Whenever any exchange or conversion of shares of stock of the Corporation of any class or series for or into shares of another class or series, or any exchange of shares of stock of the Corporation for shares of stock of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the Board of Directors of the Corporation, shall result in the creation of interests in fractions of shares of stock of the Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of shares of stock, but a scrip certificate or certificates shall be issued in respect of such fractional interests in shares. Such scrip certificates will entitle the holders thereof, upon such terms and under such conditions as may be set by the Board of Directors of the corporation, upon the surrender of scrip certificates aggregating one or more full shares of stock of the respective class or series, to receive, on or before a date to be fixed by the Board of Directors of the Corporation, a certificate or certificates representing such full shares. The scrip certificates will provide that, as soon as practicable after such date so fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip certificates shall 121 be sold and the proceeds held without accountability for interest for the account of the holders of scrip certificates until a date fixed by the Board of Directors and to be not more than two years later, after which latter date all unsurrendered scrip certificates of the Corporation shall become void.

        "Scrip  certificates  shall  be  non-voting   and  non-dividend
    bearing and shall not entitle the holders thereof to any rights as stockholders of the Corporation.

        "QUORUM OF STOCKHOLDERS

        "(8) At all meetings of the stockholders of the Corporation a quorum must be present for the transaction of business, and except as otherwise provided under the heading 'General Provisions Applicable to All Series of Preferred Stock' in respect of meetings of the stockholders held for the election of directors by the vote of a class or classes of stock, a quorum shall consist of the holders of record of not less than a majority of the outstanding shares of the Corporation entitled to vote, present either in person or by proxy."
         VI. It is not proposed to reduce the capital of the Corporation by this Certificate of Amendment.

        IN WITNESS WHEREOF, the undersigned have made and subscribed this Certificate of Amendment this 8th day of January, 1957.



        EARLE J. MACHOLD/s/
        EARLE J. MACHOLD
        President of Niagara Mohawk Power Corporation


        (SEAL)
        STORRS M. BISHOP/s/
        STORRS M. BISHOP

        Secretary of Niagara Mohawk Power Corporation

        STATE OF NEW YORK    )
        COUNTY OF NEW YORK ) ss.:

        On this 8th day of January, 1957, before me personally came Earle J. Machold, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of
    Niagara Mohawk Power Corporation, and he thereupon duly acknowledged to me that he executed the same.

        MADELENE B. HACKETT/s/

        (NOTARIAL SEAL)
        MADELENE B. HACKETT
        Notary Public, State of New York
        #41-1616200
        Qualified in Queens County
        Certificate filed in New York County
        Term Expires March 30, 1957


        STATE OF NEW YORK  )
        COUNTY OF NEW YORK ) ss.:

        On this 8th day of January, 1957, before me personally came Storrs M. Bishop, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of
    Niagara Mohawk Power Corporation, and he thereupon duly acknowledged to me that he executed the same.

        MADELENE B. HACKETT/s/
        (NOTARIAL SEAL)
        MADELENE B. HACKETT
        Notary Public, State of New York

        #41-1616200

        Qualified in Queens County

        Certificate filed in New York County
        Term Expires March 30, 1957

        Affidavit of

        Officers of the Corporation

        Pursuant to Section 37 of the Stock Corporation Law

        STATE OF NEW YORK    )
        COUNTY OF NEW YORK ) ss.:

        Earle J. Machold and Storrs M. Bishop, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President of the Corporation, and he, Storrs M. Bishop, is the Secretary of said corporation; that they have been authorized to execute and file the foregoing Certificate by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in the foregoing Certificate; that neither the Certificate of Incorporation nor any other Certificate filed pursuant to law requires a larger proportion of votes; that such votes were cast at a stockholders' meeting held upon notice pursuant to Section 45 of the Stock Corporation Law and that such meeting was duly called and held on the 4th day of December, 1956.


        EARLE J. MACHOLD/s/
        President


        STORRS M. BISHOP/s/
        Secretary

        Subscribed and sworn to before me
        this 8th day of January, 1957.



        MADELENE B. HACKETT/s/
        MADELENE B. HACKETT
        Notary Public, State of New York
        #41-1616200
        Qualified in Queens County
        Certificate filed in New York County
        Term Expires March 30, 1957

        (NOTARIAL SEAL)

        Affidavit of

        Officers of the Corporation

        Pursuant to Section 37 of the Stock Corporation Law

        STATE OF NEW YORK  )
        COUNTY OF NEW YORK ) ss.:


         Earle J. Machold and James H. Morrell, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President, and he, James H. Morrell, is the Treasurer of Niagara Mohawk Power Corporation, and that by the foregoing Certificate of Amendment the number of additional shares not resulting from a change of shares which the Corporation is thereby authorized to issue is 600,000 shares of Preferred Stock of the par value of $100 per share and 2,000,000 shares of Common Stock without par value; that no shares have thereby been changed as provided in subparagraph (5) of paragraph (C) of subdivision two of Section 35 of the Stock Corporation Law; and that the par value of any shares with par value has not been increased.

        EARLE J. MACHOLD/s/
        President



        JAMES H. MORRELL/s/
        Treasurer

        Subscribed and sworn to before me
        this 8th day of January, 1957.


        MADELENE B. HACKETT/s/
        Notary Public

        MADELINE B. HACKETT
        Notary Public, State of New York
        #41-1616200
        Qualified in Queens County
        Certificate filed in New York County
        Term Expires March 30, 1957


       (NOTARIAL SEAL)

        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION



        Albany, N. Y., January 9, 1957.


        CASE 18134--Petition of Niagara Mohawk Power Corporation for approval of increase of its capital stock, for authority to issue $48,150,200 of convertible debentures, and for authority to issue common stock.

        * * * * * *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation, Pursuant to Section 36 of the Stock Corporation Law, executed January 8, 1957,--in accordance with the order of said Public Service Commission dated January 7, 1957.

        By the Commission

        (COMMISSION SEAL)
        ALTON G. MARSHALL/s/
        Secretary
        fm




        [CONFORMED]



        CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 11 of the Stock Corporation Law





        Dated: May 21, 1957

        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED      May 22, 1957

        TAX        $ None

        FILING FEE $25.00

        CARMINE G. DE SAPIO
        Secretary of State

        By M. R. KEENAN


         CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION

        __________

        Pursuant to Section 11 of the Stock Corporation Law

        __________

        NIAGARA   MOHAWK   POWER  CORPORATION   (hereinafter  sometimes
    referred to as "the Corporation") by its President and Secretary thereunto duly authorized DOES HEREBY CERTIFY:

        I.   The  name  of the  Corporation  is "Niagara  Mohawk  Power
    Corporation".

        The   name  under   which   the   Corporation  was   originally
    incorporated
        was "Niagara Hudson Public Service Corporation".

        II. The Certificate of Consolidation forming the Corporation (under the name of "Niagara Hudson Public Service Corporation") was filed in the Department of State of the State of New York on July 31, 1937.

        A  Certificate  of  Change of  Name  of  Niagara  Hudson Public
    Service   Corporation  to Central  New York  Power Corporation  was
    filed in the Department of State of the State of New York on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the
    State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Section 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State of the State of New York on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State of the State of New York on August 22, 1952 to effect an increase of authorized shares without par value and to amend the statement respecting capital of the Corporation.

        Pursuant to Section 11 of the Stock Corporation Law, a further Certificate was filed in the Department of State of the State of

    New York on May 5, 1954 to set forth as paragraph (4A) of Part D of
    Article  IV of the 1950 Certificate of Consolidation, as amended by
    Article V of the 1950 Certificate of Amendment, the designations, preferences, privileges and voting powers, and the restrictions or qualifications applicable to 210,000 shares of Preferred Stock, 4.10% Series. Said Certificate, pursuant to Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "1954 Certificate".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State of the State of New York on January 9, 1957 to eliminate from the enumeration and description of shares which the Corporation is authorized to issue all the authorized shares of Class A Stock without par value, to authorize new shares by increasing the authorized shares with par value and the authorized shares without par value and to change the statements respecting capital. Said Certificate, pursuant to Section 36 of the Stock Corporation Law, is hereinafter sometimes referred to as the "January 1957 Certificate".


         In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III. The certificate of incorporation of the Corporation, as amended and supplemented by any certificate filed pursuant to law, is 130 hereby amended by the addition of the following provisions stating the designations, preferences, privileges and voting powers, and the restrictions or qualifications of a series of Preferred Stock, to consist of 200,000 shares of the authorized 1,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4B) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate and the January 1957 Certificate) and to read as follows:

        Particular  Provisions  Applicable  to Preferred  Stock,  5.25%
    Series

        (4B) The designation, preferences, privileges and voting powers of the 200,000 shares of the Preferred Stock, 5.25% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:




        (A)  The series  shall be designated as Preferred  Stock, 5.25%
    Series;

        (B) The dividend rate thereof shall be five and twenty-five one- hundredths per cent (5.25%) per annum. The dividends on the shares of the Preferred Stock, 5.25% Series shall be cumulative from May 28, 1957;

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Part D of Article

    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 5.25% Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property 131 and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to
    Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 36 of the Stock Corporation Law;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $107.50 per share through April 30, 1962; $105.00 per share thereafter through April 30, 1967; $103.50 per share thereafter through April 30, 1972; and $102.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 5.25% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107.50 per share through April 30, 1962; $105.00 per share thereafter through April 30, 1967; $103.50 per share thereafter through April 30, 1972; and $102.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (G) The shares of the Preferred Stock, 5.25% Series shall not be convertible into or exchangeable for other securities of the

    Corporation;

        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 5.25% Series; and

     (I) The shares of the Preferred Stock, 5.25% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IN WITNESS WHEREOF, the undersigned have made and subscribed this Certificate in triplicate this 21st day of May, 1957.


        /s/ EARLE J. MACHOLD
        President

        /s/ JOHN G. BENACK
        Secretary



        CORPORATE
        (SEAL)


        STATE OF NEW YORK   )
        COUNTY OF NEW YORK  ) ss.:

        On this 21st day of May,  1957, before me personally came EARLE
    J. MACHOLD and JOHN G. BENACK, to me known and known to me to be the persons described in and who executed the foregoing certificate, and they thereupon severally duly acknowledged to me that they executed the same.

        /s/ FRED L. JOHNSON

        FRED L. JOHNSON

        Notary Public, State of New York
        No. 24-1978900
        Qualified in Kings County
        NOTARIAL               Cert. filed with New York County Clerk

        (SEAL)                 Commission Expires March 30, 1959

        STATE OF NEW YORK  )
        COUNTY OF NEW YORK ) ss.:

        EARLE J. MACHOLD and JOHN G. BENACK, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold, is the President of Niagara Mohawk Power Corporation, and he, JOHN G. BENACK, is the Secretary thereof; that they were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation to execute and file the foregoing Certificate, and that the designations, preferences, privileges and voting powers of the series of Preferred Stock described therein, and the restrictions or qualifications thereof, were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation.

        /s/ EARLE J. MACHOLD

        /s/ JOHN G. BENACK





      Subscribed and sworn to before me
        this 21st day of May, 1957.

        /s/ FRED L. JOHNSON

        FRED L. JOHNSON
        Notary Public, State of New York

        No. 24-1978900
        Qualified in Kings County

        Cert. filed with New York County Clerk
        Commission Expires March 30, 1959

        NOTARIAL
        (SEAL)

        STATE OF NEW YORK   )
        DEPARTMENT STATE   ) ss.:

        I certify That I have compared the preceding copy with the original Certificate of"NIAGARA MOHAWK POWER CORPORATION",pursuant to Section 11 of the Stock Corporation Law, filed in this department on the 22nd day of May, 1957, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this twenty-second day of May, one thousand nine hundred fifty-seven.

        CARMINE G. DE SAPIO
        Secretary of State
        (STATE SEAL)
        By  SAMUEL LONDON
        Deputy Secretary of State




    [CONFORMED]

        CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 11 of the Stock Corporation Law

        Dated:  February 17, 1958




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED  Feb. 18, 1958
        TAX    $  None
        FILING FEE  $25.00

        /s/ CARMINE G. DE SAPIO
        Secretary of State

        By  B. HORAN




        CERTIFICATE

        of

        NIAGARA MOHAWK POWER CORPORATION

        _________2_

        Pursuant to Section 11 of the Stock Corporation Law

        __________

        NIAGARA   MOHAWK   POWER  CORPORATION   (hereinafter  sometimes
    referred to as "the Corporation") by its President and Secretary thereunto duly authorized DOES HEREBY CERTIFY:

        I. The name of the Corporation is "Niagara Mohawk Power Corporation". The name under which the Corporation was originally incorporated was "Niagara Hudson Public Service Corporation".

        II. The Certificate of Consolidation forming the Corporation (under the name of "Niagara Hudson Public Service Corporation") was filed in the Department of State of the State of New York on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State of the State of New York on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State of the
    State of New York on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State of theState of New York on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State of the State of New York on August 22, 1952 to effect an increase of authorized shares without par value and to amend the statement respecting capital of the Corporation.

        Pursuant to Section 11 of the Stock Corporation Law, a further Certificate was filed in the Department of State of the State of New York on May 5, 1954 to set forth as paragraph (4A) of Part D of
    Article  IV of the 1950 Certificate of Consolidation, as amended by
    Article V of the 1950 Certificate of Amendment, the designations, preferences, privileges and voting powers, and the restrictions or qualifications applicable to 210,000 shares of Preferred Stock, 4.10% Series. Said Certificate, pursuant to Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "1954 Certificate".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State of the State of New York on January 9, 1957 to eliminate from the enumeration and description of shares which the Corporation is authorized to issue all the authorized shares of Class A Stock without par value, to authorize new shares by increasing the authorized shares with par value and the authorized shares without par value and to change the statements respecting capital. Said Certificate, pursuant to Section 36 of the Stock Corporation Law, is hereinafter sometimes referred to as the "January 1957 Certificate".

         Pursuant to Section 11 of the Stock Corporation Law, a further Certificate was filed in the Department of State of the State of New York on May 22, 1957 to set forth as paragraph (4B) of Part D of Article IV of the 1950 Certificate of Consolidation, as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate and the January 1957 Certificate, the designations, preferences, privileges and voting powers, and the restrictions or qualifications applicable to 200,000 shares of Preferred Stock, 5.25% Series. Said Certificate, pursuant to Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "May 1957 Certificate".

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the

    1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III. The certificate of incorporation of the Corporation, as amended and supplemented by any certificate filed pursuant to law, is hereby amended by the addition of the following provisions stating the designations, preferences, privileges and voting powers, and the restrictions or qualifications of a series of Preferred Stock, to consist of 250,000 shares of the authorized 1,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    (4C) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate, the January 1957 Certificate and the May 1957 Certificate) and to read as follows:

        Particular  Provisions  Applicable  to Preferred  Stock,  4.85%
    Series

        (4C) The designations, preferences, privileges and voting powers of the 250,000 shares of the Preferred Stock, 4.85% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

        (A)  The series  shall be designated as Preferred  Stock, 4.85%

    Series;

        (B) The dividend rate thereof shall be four and eighty-five one- hundredths per cent (4.85%) per annum. The dividends on the shares of the Preferred Stock, 4.85% Series shall be cumulative from February 25, 1958;

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 4.85% Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section 36 of the Stock Corporation Law;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $106 per share through January 31, 1963; $104 per share thereafter through January 31, 1968; $103 per share thereafter through January 31, 1973; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 4.85% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $106 per share through January 31, 1963; $104 per share thereafter through January 31, 1968; $103 per share thereafter through January 31, 1973; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not on or prior to February 1, 1963 exercise its option to redeem any 140 shares of the Preferred Stock, 4.85% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than the dividend rate per annum of the Preferred Stock, 4.85% Series;

        (G)   The shares of the Preferred Stock, 4.85% Series shall not
    be   convertible into or  exchangeable for other  securities of the
    Corporation;


        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 4.85% Series; and

        (I) The shares of the Preferred Stock, 4.85% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IN WITNESS WHEREOF, the undersigned have made and subscribed this Certificate in triplicate this 17th day of February, 1958.

        /s/ EARLE J. MACHOLD
        President
        (CORPORATE SEAL)
        /s/ JOHN G. BENACK
        Secretary

        STATE OF NEW YORK   )
        COUNTY OF NEW YORK  ) ss.:

        On this 17th day of February, 1958, before me personally came EARLE J. MACHOLD and JOHN G. BENACK, to me known and known to me to be the persons described in and who executed the foregoing certificate, and they thereupon severally duly acknowledged to me that they executed the same.

        /s/ AMY B. MAC FARLANE

        (NOTARIAL SEAL)
        AMY B. MAC FARLANE
        Notary Public, State of New York
        No. 31-7649500
        Qualified in New York County
        Commission expires March 30, 1958



        STATE OF NEW YORK   )
        COUNTY OF NEW YORK  ) ss.:



        EARLE J. MACHOLD and JOHN G. BENACK, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J. Machold. is the President of Niagara Mohawk Power Corporation, and he, JOHN G. BENACK, is the Secretary thereof; that they were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation to execute and file the foregoing Certificate, and that the designations, preferences, privileges and voting powers of the series of Preferred Stock described therein, and the restrictions or qualifications thereof, were duly authorized by the Board of Directors of Niagara Mohawk Power Corporation.

        /s/ EARLE J. MACHOLD

        /s/ JOHN G. BENACK

        Subscribed and sworn to before me
        this 17th day of February, 1958.

        /s/ AMY B. MAC FARLANE

        AMY B. MAC FARLANE
        Notary Public, State of New York
        No. 31-7649500
        Qualified in New York County
        Commission expires March 30, 1958

        (NOTARIAL SEAL)


    1618
        STATE OF NEW YORK   )
        DEPARTMENT OF STATE ) ss.:




        I CERTIFY That I have compared the preceding copy with the original Certificate of "NIAGARA MOHAWK POWER CORPORATION", Pursuant to Section 11 of the Stock Corporation Law, filed in this department on the 18th day of February, 1958, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this eighteenth day of February, one thousand nine hundred fifty-eight.

        /s/ CARMINE G. DE SAPIO
        Secretary of State.

        (SEAL)
        By /s/ SAMUEL LONDON
        Deputy Secretary of State.

        CERTIFICATE OF MERGER

        of

        THE CAZENOVIA ELECTRIC COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law




        Dated: April 30, 1958





        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED APRIL 30, 1958

        TAX $ None

        FILING FEE $25

        CARMINE G. DESAPIO

        Secretary of State

        By M. R. KEENAN

       CERTIFICATE OF MERGER

        of

        THE CAZENOVIA ELECTRIC COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 85 of the Stock Corporation Law


        __________


        The undersigned, NIAGARA MOHAWK  POWER CORPORATION, pursuant to
    Section 85 of the Stock Corporation Law, hereby certifies as follows:

        1. NIAGARA MOHAWK POWER CORPORATION (hereinafter sometimes referred to as "the Corporation"), is a stock corporation duly organized and existing under the laws of the State of New York.

        2. The Corporation owns all of the issued and outstanding capital stock of The Cazenovia Electric Company, which is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which the Corporation is authorized to engage and is engaged.

        3. At a meeting of the Board of Directors of the Corporation duly called and held on the 16th day of January, 1958, the following resolutions were duly adopted:

        WHEREAS, The Cazenovia Electric Company is a stock corporation organized under the laws of the State of New York and is authorized to engage and is engaged in business similar or incidental to the business in which this Corporation is authorized to engage and is engaged; and

        WHEREAS, this Corporation has entered into a valid and subsisting agreement for the acquisition by this Corporation of all of the outstanding stock of The Cazenovia Electric Company subject to the authorization of such acquisition by the Public Service Commission of the State of New York under and pursuant to Section 70 of the Public Service Law; and

        WHEREAS, it is deemed expedient that this Corporation merge The Cazenovia Electric Company into itself and thereby become and be possessed of all of the assets, property, rights, privileges and franchises of said The Cazenovia Electric Company;

        NOW, THEREFORE, BE IT

        RESOLVED, that the provisions of these resolutions shall be and become effective immediately upon the authorized acquisition by this Corporation, as owner, of all of the outstanding stock of The Cazenovia Electric Company; and be it further

       RESOLVED, that this Corporation merge The Cazenovia Electric Company and assume all of its obligations subject to obtaining approval of the Public Service Commission of the State of New York, as provided in subdivision 5 of Section 85 of the Stock Corporation Law; and be it further

        RESOLVED, that the President or a Vice President and the Secretary or the Treasurer of this Corporation be and they hereby are authorized, empowered and directed to execute in the name and under the seal of this Corporation a Certificate of Merger of said

    The Cazenovia Electric Company with this Corporation as provided in the foregoing resolution and to file the same in the Department of State of the State of New York; and be it further

        RESOLVED, that the said officers of this Corporation be and they hereby are authorized, empowered and directed to do all such
    other         146
    acts and things and to execute and file such other documents as may be necessary, desirable or appropriate to effect the merger of said The Cazenovia Electric Company with this Corporation provided by the foregoing resolutions.

        IN WITNESS WHEREOF, Niagara Mohawk Power Corporation has caused this Certificate to be executed in its name, signed by Earle J. Machold, its President, and John G. Benack, its Secretary, and its corporate seal to be hereunto affixed this 30th day of April, 1958.


        NIAGARA MOHAWK POWER CORPORATION

        By EARLE J. MACHOLD
        President
        (CORPORATE SEAL)
        By JOHN G. BENACK
        Secretary

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA) ss.:

        On this 30th day of April, 1958, before me personally came EARLE J. MACHOLD and JOHN G. BENACK, to me known, who, being by me duly sworn, did depose and say and each for himself deposes and says that he, the said Earle J. Machold, resides in the City of Syracuse, State of New York, and is the President of Niagara Mohawk Power Corporation, the corporation described in and which executed the foregoing instrument; that he, the said John G. Benack, resides in the City of Syracuse, State of New York, and is the Secretary of said corporation; that he, the said Earle J. Machold, and he, the said John G. Benack, both know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that they signed their names thereto by like order.

        By MARCELLA C. EICHENLAUB
        Notary Public

        MARCELLA C. EICHENLAUB
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1089575
        My Commission Expires March 30, 1959


        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION

        Albany, N. Y., April 30, 1958.

        CASE 18714

        Petition of Niagara Mohawk Power Corporation for authority to acquire the capital stock of The Cazenovia Electric Company, to issueup to 9,936 shares of petitioner's common stock in exchange therefor, and to merge The Cazenovia Electric Company with petitioner.

        __________

        The Public Service Commission hereby consents to and approves this merger by Niagara Mohawk Power Corporation of The Cazenovia Electric Company, pursuant to Section 85 of the Stock Corporation Law, which merger is evidenced by this certificate of merger executed April 30, 1958 by Earle J. Machold, President and John G. Benack, Secretary of Niagara Mohawk Power Corporation,--in accordance with the order of said Public Service Commission dated March 25, 1958.

        By the Commission,
        (SEAL)
        ALTON G. MARSHALL
        Secretary

        STATE OF NEW YORK     )
        DEPARTMENT OF STATE ) ss.:


         I Certify That I have compared the preceding copy with the original Certificate of Merger of

        The Cazenovia Electric Company

        with

        Niagara Mohawk Power Corporation,

        filed in this department on the 30th day of April, 1958, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this thirtieth day of April, one thousand nine hundred fifty-eight.

        By
        CARMINE G. DESAPIO
        Secretary of State
        (SEAL)
        SAMUEL LONDON
        Deputy Secretary of State

         CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        Dated:  May 4, 1965


        __________


        (Endorsed)
        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED MAY 5 1965
        TAX $23,242.70
        FILING FEE $30--

        JOHN P. LOMENZO
        Secretary of State

        By D. BELL



        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION
        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Vice President and the Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

        III

        The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) to change the 14,594,662 previously authorized shares of Common Stock without par value into 29,189,324 shares of Common Stock of the par value of $8 each, and (2) to increase the aggregate number of shares of Common Stock of the par value of $8 each which the Corporation shall have the authority to issue by an additional 5,810,676 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 1,800,000 shares of Preferred Stock with a par value of $100 each and 35,000,000 shares of Common Stock with a par value of $8 each.

        IV

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A.   The total number of shares which  the Corporation may
    have is 36,800,000, of which 1,800,000 are to have a par value of $100 each and 35,000,000 are to have a par value of $8 each."

        "C.   The shares  of the  Corporation are  to be classified  as
    follows:

        1,800,000 shares are to be Preferred Stock with a par value of $100 each; and 35,000,000 shares are to be Common Stock with a par value of $8 each."

        V

        The 14,594,662 previously authorized shares of Common Stock without par value, of which 13,680,340 shares are issued and outstanding, are hereby changed to 29,189,324 shares of Common Stock of the par value of $8 each, of which 27,360,680 shares will be issued shares, and the manner in which such change will be effected is as follows: each share of previously authorized Common Stock without par value is hereby changed into two shares of Common Stock of the par value of $8 each.

        VI

        The stated capital of  the Corporation will not be  affected by
    this  Amendment   to  the  Certificate  of   Incorporation  of  the
    Corporation.

        VII

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held 152 at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fourth day of May, 1965, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 4th day of May, 1965.

        LAUMAN MARTIN
        Lauman Martin, Vice President

        [CORPORATE SEAL]
        JOHN G. BENACK
        John G. Benack, Secretary



        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        Lauman Martin, being duly sworn, deposes and says, that he is the Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN

        Sworn to before me this
        4th day of May, 1965

        PHYLLIS FANNING
        PHYLLIS FANNING
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1158700

       My Commission Expires March 30, 1967


        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION


        Albany, N.Y., May 5, 1965

        CASE 23554--Petition of Niagara Mohawk Power Corporation for approval of a certificate amending its certificate of incorporation to increase the number of its shares and to change shares without par value into shares with par value.

        *  *  *

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT of the CERTIFICATE OF INCORPORATION of NIAGARA MOHAWK POWER CORPORATION Under Section 805 of the Business Corporation Law, executed May 4, 1965 in accordance with the order of the Public Service Commission dated March 19, 1965.

        By the Commission
        [SEAL]
        SAMUEL R. MADISON
        Secretary

        CERTIFICATE OF MERGER

        OF

        PAUL SMITH'S ELECTRIC LIGHT AND POWER AND RAILROAD COMPANY

        AND

        NIAGARA MOHAWK POWER CORPORATION

        Pursuant to Section 905 of the Business Corporation Law



        Dated:  January 17, 1966






        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED JAN. 17, 1966

        TAX $ None

        FILING FEE $30.00

        JOHN P. LOMENZO
        Secretary of State

        By N.B.

       CERTIFICATE OF MERGER

        of

        PAUL SMITH'S ELECTRIC LIGHT AND POWER AND
        RAILROAD COMPANY

        into

       NIAGARA MOHAWK POWER CORPORATION

        Under Section 905 of the
        Business Corporation Law

        __________

        Pursuant to the provisions of Section 905 of the Business Corporation Law, the undersigned, being a Vice President and the Secretary of Niagara Mohawk Power Corporation, hereby certify:

        1. The name of the subsidiary corporation to be merged is Paul Smith's Electric Light and Power and Railroad Company. It was originally incorporated under the name of The Paul Smith's Electric Light and Power Company.

        The name of the surviving corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        2. The designation and number of outstanding shares of each class of the subsidiary corporation to be merged is 12,500 shares of $100 par value Common Capital Stock, all of which are owned by the surviving corporation.

        3. The effective date of the merger shall be the date of filing of this certificate of merger by the Department of State.

        4. There is no provision for the abandonment of the plan of merger.

        5. The certificate of incorporation of Paul Smith's Electric ight and Power and Railroad Company (under the name of The Paul Smith's Electric Light and Power Company) was filed by the Secretary of State on July 10, 1905. An amended certificate of incorporation of said corporation under the name of The Paul Smith's Electric Light and Power and Railroad Company was filed by the Secretary of State on May 2, 1906. A certificate of extension of 156 corporate existence of said corporation under the name of Paul Smith's Electric Light and Power and Railroad Company was filed by the Department of State on December 15, 1936.

        The date when the certificate of consolidation forming Niagara Hudson Public Service Corporation was filed by the Department of State was July 31, 1937.

        6. The surviving corporation owns all of the shares of the subsidiary corporation to be merged.

        7. The plan of merger to be effected by the filing of this certificate has been adopted by the vote of a majority of directors of Niagara Mohawk Power Corporation present at a meeting of the Board of said Corporation at which a quorum was present.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 17th day of January, 1966.



        LAUMAN MARTIN, Vice President,
        NIAGARA MOHAWK POWER CORPORATION



        JOHN G. BENACK, Secretary,
        NIAGARA MOHAWK POWER CORPORATION

        STATE OF NEW YORK )
        COUNTY OF ONONDAGA) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says, that he is a Vice President of NIAGARA MOHAWK POWER CORPORATION, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        Lauman Martin

        Sworn to before me this
        17th day of January, 1966.

        Herman B. Noll

        HERMAN B. NOLL
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-2901715
        Certificate Filed in _______________Co.
        My Commission Expires March 30, 1967


        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N. Y., January 17, 1966

        Case 23754 -- Petition of Niagara Mohawk Power Corporation for authority to acquire all the capital stock of Paul Smith's Electric Light & Power & Railroad Company, to issue 41,750 shares of petitioner's $8 par value common stock in exchange therefor, and to merge Paul Smith's Electric Light & Power & Railroad Company with petitioner.

        *     *     *     *


         The Public Service Commission hereby consents to and approves this Merger by Niagara Mohawk Power Corporation of Paul Smith's Electric Light & Power & Railroad Company, Pursuant to Section 905 of the Business Corporation Law, which Merger is evidenced by this Certificate of Merger executed January 17, 1966, in accordance with the order of this Commission dated October 19, 1966 and amended December 21, 1965.

        By the Commission

        Samuel R. Madison

        Secretary

        STATE OF NEW YORK  )                                       933
        DEPARTMENT OF STATE) ss.:

        I CERTIFY That I have compared the preceding copy with the original Certificate of Merger of PAUL SMITH'S ELECTRIC LIGHT AND POWER AND RAILROAD COMPANY with NIAGARA MOHAWK POWER CORPORATION, filed in this department on the 17th day of January, 1966, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this seventeenth day of January, one thousand nine hundred sixty-six.

        John P. Lomenzo

        Secretary of State


         CERTIFICATE OF AMENDMENT
        of

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        Dated: August 22, 1967




        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED AUG 24 1967

        TAX $ NONE

        FILING FEE $30

        JOHN P. LOMENZO
        Secretary of State

        By  M. H.



         CERTIFICATE OF AMENDMENT

        of

        CERTIFICATE OF INCORPORATION
        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned being a Vice President and the

    Secretary of NIAGARA MOHAWK POWER CORPORATION HEREBY CERTIFY:

        I.    The  name of  the  Corporation  is  Niagara Mohawk  Power
    Corporation.   It  was originally  incorporated  under the  name of
    Niagara Hudson Public Service Corporation.

        II. The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State on August 22, 1952 to effect an increase of authorized shares without par value and to amend the statement respecting capital of the Corporation.

        Pursuant to Section 11 of the Stock Corporation Law, a further Certificate was filed in the Department of State on May 5, 1954 to set forth as paragraph (4A) of Part D of Article IV of the 1950 Certificate of Consolidation, as amended by Article V of the 1950

    Certificate of Amendment, the designations, preferences, privileges and voting powers, and the restrictions or qualifications applicable to 210,000 shares of Preferred Stock, 4.10% Series. Said Certificate, pursuant to Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "1954 Certificate".

        Pursuant to Section 36 of the Stock Corporation Law, a further Certificate of Amendment was filed in the Department of State on January 9, 1957 to eliminate from the enumeration and description of shares which the Corporation is authorized to issue all the authorized shares of Class A Stock without par value, to authorize new shares by increasing the authorized shares with par value and the authorized shares without par value and to change the statements respecting capital. Said Certificate, pursuant to
    Section 36 of the Stock Corporation Law, is hereinafter sometimes referred to as the "January 1957 Certificate".

        Pursuant to Section 11 of the Stock Corporation Law, a further Certificate was filed in the Department of State on May 22, 1957 to set forth as paragraph (4B) of Part D of Article IV of the 1950 Certificate of Consolidation, as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate and the January 1957 Certificate, the designations, preferences, privileges and voting powers, and the restrictions or qualifications applicable to 200,000 shares of Preferred Stock, 5.25% Series. Said Certificate, pursuant to Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "May 1957

    Certificate".

        Pursuant to Section 11 of the Stock Corporation Law, a further certificate was filed in the Department of State on February 18, 1958 to set forth as paragraph 4(C) of Part D to Article IV of the 1950 Certificate of Consolidation, as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate, the January 1957 Certificate and the May 1957 Certificate, the
    designations, preferences, privileges and voting powers, and the restrictions and qualifications applicable to 250,000 shares of Preferred Stock, 4.85% Series. Said Certificate, pursuant to
    Section 11 of the Stock Corporation Law, is hereinafter sometimes referred to as the "1958 162
    Certificate".

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III. The certificate of incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a fourth series of Preferred Stock, to consist of 250,000 shares of the authorized 1,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4D) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and by the 1954 Certificate, the January 1957 Certificate, the May 1957 Certificate and the 1958 Certificate) and to read as follows:

        Particular  Provisions Applicable  to  Preferred  Stock,  6.10%
    Series

        (4D) The number, designations, relative rights, preferences and limitations of the fourth series of the Preferred Stock of the Corporation as fixed by the Board of Directors are as follows:

        (A) The number of shares to constitute the fourth series shall be 250,000 shares and the designation of such series shall be "Preferred Stock, 6.10% Series";

        (B) The dividend rate thereof shall be six and ten one-hundredths per cent (6.10%) per annum. The dividends on each share of the Preferred Stock, 6.10% Series, shall be cumulative from the date of the original issue thereof;

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 6.10% Series, shall have no voting rights whatsoever;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $107 per share through August 31, 1974; $105 per share thereafter through August 31, 1977; $103 per share thereafter through August 31, 1982; and $101 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (F) The shares of the Preferred Stock, 6.10% Series, shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107 per share through August 31, 1974; $105 per share thereafter through August 31, 1977; $103 per share thereafter through August 31, 1982; and $101 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to September 1, 1974 exercise its option to redeem any shares of the Preferred Stock, 6.10% Series, as a part of or in 164 anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than the dividend rate per annum of the Preferred Stock, 6.10% Series;

        (G) The shares of the Preferred Stock, 6.10% Series, shall not be convertible into or exchangeable for other securities of the Corporation;

        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 6.10% Series; and

        (I) The shares of the Preferred Stock, 6.10% Series, shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV. The amendments of the certificate of incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the

    Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate this 22nd day of August, 1967.

        LAUMAN MARTIN
        Lauman Martin, Vice President

        JOHN G. BENACK
        John G. Benack, Secretary


        STATE OF NEW YORK   )

        COUNTY OF NEW YORK) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says that he is a Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

        LAUMAN MARTIN

        Sworn to before me this
        22nd day of August, 1967.

        A. READING VAN DOREN, JR.
        A. READING VAN DOREN, JR.
        Notary Public State of New York
        No. 31-4074138
        Qualified in New York County
        Commission Expires March 30, 1969


         STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION

        Albany, N.Y.
        August 24, 1967

        CASE  24455--Petition of  Niagara Mohawk Power  Corporation for
    authority  to issue $40 million of  General Mortgage Bonds,       %
    Series, due August 1, 1997, and 250,000 shares of $100 par value preferred stock, and to amend its Certificate of Incorporation.

        *     *     *

        The Public Service Commission hereby consents to and approves this CERTIFICATE of AMENDMENT OF CERTIFICATE OF INCORPORATION of NIAGARA MOHAWK POWER CORPORATION Under Section 805 of the Business

      Corporation Law, executed August 22, 1967, in accordance with the order of the Public Service Commission dated August 2, 1967.

        By the Commission

        SAMUEL R. MADISON
        Secretary



         CERTIFICATE OF MERGER

        of

        ADAMS ELECTRIC LIGHT COMPANY

        with

        NIAGARA MOHAWK POWER CORPORATION



        Dated: August 25, 1967

        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED AUG 25 1967

        TAX $ NONE

        FILING FEE $30

        JOHN P. LOMENZO
        Secretary of State

        By  M.H.



        CERTIFICATE OF MERGER

        of

        ADAMS ELECTRIC LIGHT COMPANY

        into

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 905 of the
        Business Corporation Law

        __________

        Pursuant to the provisions of Section 905 of the Business Corporation Law, the undersigned, being a Vice President and the Secretary of Niagara Mohawk Power Corporation, hereby certify:

        1. The name of the subsidiary corporation to be merged is Adams Electric Light Company.

        The name of the  surviving corporation is Niagara Mohawk  Power
    Corporation.   It  was originally  incorporated under  the name  of
    Niagara Hudson Public Service Corporation.

        2. The designation and number of outstanding shares of each class of the subsidiary corporation to be merged is 2,316 shares of no par value Common Capital Stock, all of which are owned by the surviving corporation.

        3. The effective date of the merger shall be the date of filing of this certificate of merger by the Department of State.

        4. There is no provision for the abandonment of the plan of merger.

         5. The date when the certificate of incorporation of Adams Electric Light Company was filed by the Secretary of State was May 28, 1912. The date when the certificate of consolidation forming Niagara Hudson Public Service Corporation was filed by the Department of State was July 31, 1937.

        6. The surviving corporation owns all of the shares of the subsidiary corporation to be merged.

        7. The plan of merger to be effected by the filing of this certificate has been adopted by the vote of a majority of directors of Niagara Mohawk Power Corporation present at a meeting of the Board of said Corporation at which a quorum was present.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 25th day of August, 1967.


        LAUMAN MARTIN
        LAUMAN MARTIN, Vice President,
        NIAGARA MOHAWK POWER CORPORATION

        JOHN G. BENACK
        JOHN G. BENACK, Secretary,
        NIAGARA MOHAWK POWER CORPORATION

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says, that he is a Vice President of NIAGARA MOHAWK POWER CORPORATION, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN




        Sworn to before me this
        25th day of August, 1967.

        MARCELLA C. EICHENLAUB
        MARCELLA C. EICHENLAUB
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1089575
        My Commission Expires March 30, 1969


        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., August 25, 1967

        CASE 24401 -- Petition of Niagara Mohawk Power Corporation for authority to acquire all of the capital stock of Adams Electric Light Company, to issue 39,372 shares of petitioner's $8 par value common stock in exchange therefor, and to merge Adams Electric Light Company with petitioner.

        *     *     *

        The Public Service Commission hereby consents to and approves this Certificate of Merger of Adams Electric Light Company into Niagara Mohawk Power Corporation Under Section 905 of the Business Corporation Law, which merger is evidenced by the Certificate of Merger executed August 25, 1967, in accordance with the order of this Commission dated August 2, 1967.

        By the Commission

        SAMUEL R.  MADISON

        Secretary



         CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        __________



        Dated: May 8, 1968

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED AUG 19 1968
        TAX $50,000
        FILING FEE $30

        JOHN P LOMENZO
        Secretary of State
        By N. B.

        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        __________


        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Vice President and the Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.

        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

        III

        The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business corporation Law, to wit: to increase the aggregate number 172 of shares of Preferred Stock of the par value of $100 each which the Corporation shall have the authority to issue by an additional 1,000,000 shares of such Preferred Stock, so that the authorized shares of capital stock shall consist of 2,800,000 shares of Preferred Stock with a par value of $100 each and 35,000,000 shares of Common Stock with a par value of $8 each.

        IV

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV.A.   The total number  of shares which  the Corporation may
    have is 37,800,000, of which 2,800,000 are to have a par value of $100 each and 35,000,000 are to have a par value of $8 each."

        "C.   The shares of  the Corporation  are to  be classified  as
    follows:

        2,800,000 shares are to be Preferred Stock with a par value of $100 each; and 35,000,000 shares are to be Common Stock with a par value of $8 each."

        V

        The stated capital of  the Corporation will not be  affected by
    this  Amendment   to  the  Certificate  of   Incorporation  of  the
    Corporation.

        VI

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the seventh day of May, 1968, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 8th day of May, 1968.

        LAUMAN MARTIN /s/
        Lauman Martin, Vice President

        [CORPORATE SEAL]

        JOHN G. BENACK /s/
        John G. Benack, Secretary


        STATE OF NEW YORK )
        COUNTY OF ONONDAGA) ss.:

        Lauman Martin, being duly sworn, deposes and says, that he is a

    Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN /s/

        Sworn to before me this
        8th day of May, 1968

        PHYLLIS FANNING /s/
        PHYLLIS FANNING
        Notary Public in the State of New York
        qualified in Onon. Co. No. 34-1158700
        My Commission Expires March 30, 1969

        [NOTARIAL SEAL]



         CERTIFICATE OF MERGER

        of

        CANTON ELECTRIC LIGHT AND POWER COMPANY

        into

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 905 of the
        Business Corporation Law


        __________


        Pursuant  to the  provisions  of Section  905  of the  Business

    Corporation  Law,  the  undersigned,   Senior  Vice  President  and
    Secretary, respectively, of Niagara Mohawk Power Corporation, hereby certify:

        1. The name of the subsidiary corporation to be merged is Canton Electric Light and Power Company. The name of the surviving corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        2. The designation and number of outstanding shares of each class of the subsidiary corporation to be merged is 2,280 shares of $100 par value Common Stock, all of which are owned by the surviving 175 corporation.

        3. The effective date of the merger shall be the date of filing this certificate of merger by the Department of State.


         4. There is no provision for the abandonment of the plan of merger.

        5. The certificate of incorporation of Canton Electric Light and Power Company was filed by the Secretary of State on February 23, 1887.

        The date when the certificate of consolidation forming Niagara Hudson Public Service Corporation was filed by the Department of State was July 31, 1937.

        6. The surviving corporation owns all of the shares of the subsidiary corporation to be merged.

        7. The plan of merger to be effected by the filing of this certificate has been adopted by the vote of a majority of directors of Niagara Mohawk Power Corporation present at a meeting of the Board of said Corporation at which a quorum was present.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate this 27th day of February, 1969.


        Lauman Martin, Senior Vice President,
        Niagara Mohawk Power Corporation



        John G. Benack, Secretary,
        Niagara Mohawk Power Corporation

        STATE OF NEW YORK     )
        COUNTY OF ONONDAGA ) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says: that he is a Senior Vice President of NIAGARA MOHAWK POWER CORPORATION, the Corporation named in and described in the foregoing certificate.


        That he  has read and  executed the  foregoing certificate  and
    knows   the  contents thereof,  and  that the  statements contained therein are true.


        _______________
        Lauman Martin

        Sworn to before me this 27th
        day of February, 1969.



        _______________
        Herman B. Noll

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., February 27, 1969

        CASE 24984 - Petition of Niagara Mohawk Power Corporation for authority to acquire all the common capital stock of Canton Electric Light and Power Company, to issue stock in exchange therefor, and to merge Canton Electric Light and Power Company.

        __________

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF MERGER of CANTON ELECTRIC LIGHT AND POWER COMPANY into NIAGARA MOHAWK POWER CORPORATION Under Section 905 of the Business Corporation Law, which Merger is evidenced by this Certificate of Merger executed February 27, 1969, in accordance with the order of this Commission dated January 21, 1969.

        By the Commission




        (SEAL)
        SAMUEL R. MADISON
        Secretary



        State of New York   )

        Department of State ) ss.:

        I Certify That I have compared the preceding copy with the original Certificate of Merger of Canton Electric Light and Power

    Company

        with

        Niagara Mohawk Power Corporation,

        filed in this department on the 27th day of February, 1969, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this twenty-seventh day of February, one thousand nine hundred sixty-nine.

        (SEAL)
        JOHN P. LOMENZO
        Secretary of State



                                                            (Conformed)

        CERTIFICATE OF MERGER

        of

        ELLICOTTVILLE ELECTRIC LIGHT COMPANY

        into

        NIAGARA MOHAWK POWER CORPORATION


        Under Section 905 of the
        Business Corporation Law

        __________

        Pursuant to the provisions of Section 905 of the Business Corporation Law, the undersigned, Senior Vice President and Secretary, respectively, of Niagara Mohawk Power Corporation, hereby certify:

        1. The name of the subsidiary corporation to be merged is Ellicottville Electric Light Company.

        The name of the surviving  corporation is Niagara Mohawk  Power
    Corporation.   It was  originally  incorporated under  the name  of
    Niagara Hudson Public Service Corporation.

        2. The designation and number of outstanding shares of each class of the subsidiary corporation to be merged is 50 shares of $100 179 par value Common Stock, all of which are owned by the surviving corporation.

        3. The effective date of the merger shall be the date of filing of this certificate of merger by the Department of State.


        4. There is no provision for the abandonment of the plan of merger.

        5. The certificate of incorporation of Ellicottville Electric Light Company was filed by the Secretary of State on May 18, 1906.

        The date when the certificate of consolidation forming Niagara Hudson Public Service Corporation was filed by the Department of State was July 31, 1937.

        6. The surviving corporation owns all of the shares of the subsidiary corporation to be merged.

        7. The plan of merger to be effected by the filing of this certificate has been adopted by the vote of a majority of directors of Niagara Mohawk Power Corporation present at a meeting of the Board of said corporation at which a quorum was present.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate  this 23rd day of May, 1969.



        Lauman Martin, Senior Vice President,
        Niagara Mohawk Power Corporation



        John G. Benack, Secretary,
        Niagara Mohawk Power Corporation

        STATE OF NEW YORK  )
        COUNTY OF ONONDAGA ) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says: that he is a Senior Vice President of NIAGARA MOHAWK POWER CORPORATION, the Corporation named in and described in the foregoing certificate.




        That he  has read  and executed  the foregoing  certificate and
    knows   the  contents thereof,  and that  the statements  contained therein are true.



        _______________
        Lauman Martin



        Sworn to before me this
        23rd day of May, 1969.

        ____________________
        Edward P. Gueth, Jr.


        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N. Y., May 23, 1969

        CASE 25021 - Petition of Niagara Mohawk Power Corporation for authority to acquire all the capital stock of Ellicottville Electric Light Company, to issue common stock in exchange therefor and to merge the latter company.

        __________

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF MERGER of ELLICOTTVILLE ELECTRIC LIGHT COMPANY into NIAGARA MOHAWK POWER CORPORATION Under Section 905 of the Business Corporation Law, which Merger is evidenced by this Certificate of Merger executed May 23, 1969, in accordance with the order of this Commission dated February 18, 1969.




        By the Commission

        SAMUEL R. MADISON
        (SEAL)Secretary

        State of New York    )

        Department of State  ) ss.:

        I Certify That I have compared the preceding copy with the original Certificate of Merger of Ellicottville Electric Light

    Company

        with

        Niagara Mohawk Power Corporation,

        filed in this department on the 23rd day of May, 1969, and that such copy is a correct transcript therefrom and of the whole of such original.

        WITNESS my hand and the official seal of the Department of State at the City of Albany, this twenty-third day of May, one thousand nine hundred sixty-nine.

        JOHN P. LOMENZO

        (SEAL) Secretary of State



    [CONFORMED]

        CERTIFICATE OF AMENDMENT


        of the


        CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________


        Dated:  August 1, 1969

        STATE OF NEW YORK
        DEPARTMENT OF STATE

        FILED SEP 22 1969

        Tax $50,000--
        Filing Fee $30--

        JOHN P. LOMENZO

        Secretary of State
        By M. H.



         783618

        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Vice President and the Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

        III

        The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preferred Stock which the Corporation shall have the authority to issue by an additional 1,000,000 shares of a new class of Preference Stock with a par value of $100 each, so that the authorized shares of capital stock shall consist of 2,800,000 shares of Preferred Stock with a par value of $100 each, 1,000,000 shares of Preference Stock with a par value of $100 each, and 35,000,000 shares of Common Stock with a par value of $8 each, and to set forth the relative rights, preferences and limitations of the new class of Preference Stock.

        IV

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A.   The total number of shares which  the Corporation may
    have is 38,800,000 of which, 3,800,000 are to have a par value of $100 each and 35,000,000 are to have a par value of $8 each."

        "C.   The shares  of the  Corporation are to  be classified  as
    follows:

        $2,800,000 shares are to be Preferred Stock with a par value of $100 each; 1,000,000 shares are to be Preference Stock with a par value of $100 each; and 35,000,000 shares are to be Common Stock with a par value of $8 each."

        V

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended by inserting the following Paragraphs
    (6) and (7) setting forth the relative rights, preferences and limitations of the new class of Preference Stock immediately following Paragraph 185
    (5) of Part D of Article IV of the Certificate of Incorporation, as amended, and to renumber Paragraphs (6), (7) and (8) of Part D of said Article IV as Paragraphs (8), (9) and (10), respectively, so that Paragraphs (6) through (10) of Part D of said Article IV, as so amended and renumbered, read follows:




        "PREFERENCE STOCK

        "(6) The shares of the Preference Stock may be issued from time to time in series. The Board of Directors is authorized to fix from time to time before issuance the designations, relative rights, preferences and limitations of the shares of each series of the Preference Stock, respectively, except for such provisions as are applicable to all shares of the Preference Stock irrespective of series, and except that until the Preferred Stock shall have been redeemed in accordance with its terms, the designations, relative rights, preferences and limitations granted to or imposed upon any series of the Preference Stock shall have no effect whatever on the Preferred Stock, which shall retain its present rights and shall be and remain superior in all respects to the

    Preference Stock.

        "Subject to the limitations hereinafter stated, the shares of the Preference Stock may be issued in any such one or more series as may be fixed from time to time by the Board of Directors, each of such series to be distinctively designated. All shares of any one series of Preference Stock shall be alike in every particular, and the shares of all series shall rank equally and be identical in all respects, except in respect to the matters set forth in the following paragraphs numbered (A) to (H) inclusive:

        (A)  The designation of series;

        (B)  The dividend rate;

        (C) The date from which dividends shall be cumulative and the dates on which dividends, if declared, shall be payable;

        (D) The sum payable per share upon the voluntary dissolution, liquidation or winding up of the Corporation and the sum payable per share upon the involuntary dissolution, liquidation or winding up of the Corporation, which sums, in each and every case, shall be a stated amount (not less than $100) with respect to dissolution, liquidation or winding up during any specified period or periods, plus an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, and payable out of the net assets of the Corporation, whether capital or surplus;

        (E) Whether or not the shares of each series shall be redeemable, and if made redeemable, the redemption price or prices per share, which prices, in each and every case, shall be a stated amount with respect to redemption during any specified period or periods, plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared;

        (F) Whether or not the shares of each series shall be made convertible into or exchangeable for other securities of the Corporation, and if made convertible or exchangeable, the price or prices or the rate or rates of conversion or exchange, and the adjustments, if any, at which such conversion or exchange may be made;

        (G) Whether or not there shall be a sinking fund, or other fund analogous thereto, with respect to the shares of each series and the terms and provisions of such fund, if any; and

        (H) Any other relative, participating, optional or other rights, preferences or limitations of the shares of each series, not inconsistent with the provisions applicable to all shares of the Preference Stock irrespective of series.

        "PROVISIONS APPLICABLE TO ALL SERIES OF PREFERENCE STOCK

        "(7) The following provisions shall apply to all shares of the Preference Stock irrespective of series:

        "(A) The holders of the Preference Stock of each series shall be entitled to receive, but only when and as declared by the Board of Directors, dividends at the rate fixed for such series and no more.
        Such dividends shall be payable on such dividend dates as may be fixed for said series and shall be cumulative from such date as may be fixed. All dividends accrued on the Preference Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Common Stock shall be paid or set apart for payment so that if, for all prior dividend periods and the then current dividend period, dividends on all outstanding shares of Preference Stock at the rates fixed for the respective series shall not have been paid, or declared and set apart for payment, the deficiency shall be fully paid, or declared and set apart for payment, before any dividends shall be paid or set apart for payment on the Common Stock. If the stated dividends on the Preference Stock are not paid in full, the shares of all series of the Preference Stock shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on such shares if all dividends were declared and paid in full. Accruals of dividends shall not bear interest.

        "(B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preference Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, the sums per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock.

        "If the assets distributable on such dissolution, liquidation or winding up shall be insufficient to permit the payment to the holders of the Preference Stock of the full amounts to which they respectively are entitled as aforesaid, then said assets shall be distributed ratably among the holders of the respective series of Preference Stock in proportion to the amounts which would be payable on such dissolution, liquidation or winding up if all such amounts were paid in full in preference and priority over the shares of the Common Stock.


       "After payment to the holders of the Preference Stock of the full amounts to which they respectively are entitled as aforesaid, the holders of the Preference Stock, as such, shall have no right or claim to any of the remaining assets of the Corporation.


        "The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes hereof.

        "(C) At the option of the Board of Directors of the Corporation, the Corporation may redeem any series of Preference Stock which has been made redeemable, either as a whole or in part, at the redemption price determined for such series; provided, however, that not less than thirty nor more than sixty days previous to the date fixed for redemption a notice of the time and place thereof shall be given the holders of record of the Preference Stock so to be redeemed, by mail or publication, in such manner as may be prescribed by resolution of the Board of Directors; and, provided, further, that in every case of redemption of less than all of the outstanding shares of any one series of Preference Stock, such redemption shall be made pro rata, or the shares of such series to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors. At any time after notice of redemption has been given as aforesaid to the holders of stock so to be redeemed, or after giving 189 to the bank or trust company hereinafter referred to irrevocable authorization to give such notice, the Corporation may deposit the aggregate redemption price with a bank or trust company having its principal office in The City of New York, State of New York, in trust for the benefit of the holders of the shares to be redeemed, payable on the date fixed for redemption as aforesaid and in the amounts aforesaid to the respective orders of the holders of the shares to be redeemed, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. Upon deposit of said money as aforesaid, or, if no such deposit is made, upon the date fixed for redemption (unless the Corporation defaults in making payment of the redemption price as set forth in such notice), such holders shall cease to be stockholders with respect to said shares, and from and after the making of said deposit, or, if no such deposit is made, from and after the date fixed for redemption (the Corporation not having defaulted in making payment of the redemption price as set forth in such notice), said shares shall not be deemed to be outstanding and such holders shall have no interest in or claim against the Corporation with respect to said shares, but shall be entitled only to receive said moneys on the date fixed for redemption as aforesaid from said bank or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid.

        "In case the holder of any such Preference Stock which shall have been called for redemption shall not, within six years after said deposit, claim the amount deposited as above stated for the redemption thereof, such bank or trust company shall upon demand pay over to the Corporation such unclaimed amount and such bank or trust company shall thereupon be relieved from all responsibility to such holder, and such holder shall look only to the Corporation for the payment thereof.

        "Nothing herein contained shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of the Preference Stock.

        "(D) So long as any shares of the Preference Stock of any series are outstanding, the Corporation shall not, without the consent given either in writing or by vote at a meeting called for that purpose, of the holders of at least two-thirds of the total number of shares of the Preference Stock of all series then outstanding:

        (a) Create or authorize any stock ranking prior to the Preference Stock with respect to dividends or upon the dissolution, liquidation, or winding up of the Corporation, whether voluntary or involuntary, or create or authorize any obligation or security convertible into shares of any such stock;

        (b) Amend, alter, change or repeal any of the terms of the Preference Stock or of any series of the Preference Stock then outstanding so as to affect the holders of such shares adversely; provided, however, that if any amendment, alteration, change or repeal would affect adversely the holders of one or more, but not all, of the series of the Preference Stock at the time outstanding, only such consent of the holders of two-thirds of the total number of shares of all series so affected shall be required.

        "(E) So long as any shares of the Preference Stock of any series are outstanding, the Corporation shall not without an authorizing vote, at a meeting called for that purpose, of the holders of a majority of the shares of the Preference Stock of all series then outstanding:

        (a)   Increase  the total authorized  amount of  the Preference
    Stock   or create any class  of stock ranking on a  parity with the
    Preference Stock as to dividends or in liquidation;

        (b) Issue any shares of Preference Stock entitled to payment of an amount per share upon involuntary dissolution, liquidation, or winding up of the Corporation in excess of $100 per share plus an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared;

        (c) Merge or consolidate with or into any other corporation, unless such merger or consolidation, or the issuance and assumption of all securities to be issued or assumed in connection therewith shall have been ordered, approved, or permitted by a regulatory authority of the State of New York having jurisdiction in the premises; provided that the provisions of this clause (c) shall not apply to a purchase or other acquisition by the Corporation of franchises or assets of another corporation in any manner which does not involve a merger or consolidation.

        "(F) No holder of the Preference Stock of the Corporation shall have any preemptive right to purchase or subscribe for any part of the unissued stock of the Corporation or of any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation, or to purchase or subscribe for any bonds, certificates of indebtedness, debentures or other securities convertible into or carrying options or warrants to purchase stock or other securities of the Corporation or to purchase or subscribe for any stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York.

        "(G) Except as and to the extent otherwise provided by this Certificate and the laws of the State of New York, the Preference Stock shall not entitle any holder thereof to vote at any meeting of stockholders or election of the Corporation, or otherwise to participate in any action taken by the Corporation or the stockholders thereof.

        "Whenever dividends payable on the Preference Stock shall be in default in an aggregate amount equivalent to six full quarterly dividends on all shares of such Preference Stock then outstanding, the holders of shares of the Preference Stock, voting separately as a class and regardless of series, shall be entitled to elect two members of the Board of Directors, as then constituted, and the holders of the Common Stock (and the holders of the Preferred Stock if they are then entitled to elect directors) shall be entitled to elect the remainder of the Board of Directors as then constituted. The right of the holders of the Preference Stock, voting separately as a class, to elect members of the Board of Directors as aforesaid shall continue until such time as all dividends accumulated on the Preference Stock shall have been paid in full, or declared and set apart for payment (and such dividends shall be paid, or declared and set apart for payment, out of assets available therefor as soon as is reasonably practicable), at which time such right of the holders of shares of the Preference Stock to elect members of the Board of Directors as aforesaid shall terminate, subject to revesting in the event of each and every subsequent default of the character above named. Upon termination of the right of the holders of shares of the Preference Stock to elect members of the Board of Directors, the terms of office of all persons who may have been elected directors of the Corporation by vote of the holders of the Preference Stock shall forthwith terminate.

        "Whenever  the right  to elect  directors shall  accrue to  the

    Preference Stock as herein provided, (a) a meeting of stockholders for the election of a new Board of Directors shall be held and, if not otherwise called, shall be promptly called by the Secretary of the Corporation upon written request of, or may be called by, the holders of record of at least 10% of the outstanding Preference Stock, and (b) upon the election at such meeting the terms of office of those existing directors elected by the holders of Common Stock shall terminate.

        "At any meeting held for the purpose of electing directors when the holders of the Preference Stock shall be entitled to elect members of the Board of Directors as aforesaid, the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of Common Stock of the Corporation shall be required to constitute a quorum of such class for the election of directors by such class, and the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of the Preference Stock shall be required to constitute a quorum of such class for the election of directors by such class; provided, however, that a majority of those holders of the stock of either such classes who are present in person or by proxy shall have power to adjourn such meeting for the election of directors by such class from 193 time to time without notice other than announcement at the meeting. At such meeting the Preference Stock shall be entitled to elect two directors, and the holders of Common Stock shall be entitled to elect the remaining directors, provided, however, that any persons occupying positions who were elected by the holders of Preferred Stock shall not thereby be effected. The terms of office of the directors so elected by the holders of Preference Stock and by the holders of Common Stock shall expire at the time the terms of office of directors would normally expire, and upon any such normal expiration of such terms of office of directors would normally expire, and upon any such normal expiration of such terms of office, if the holders of Preference Stock continue to be entitled to elect directors, they shall be entitled to elect a successor director; subject, however, to termination of the office of any director elected by holders of Preference Stock as provided in the second preceding paragraph hereof.

        "In case of any vacancy in the office of a director occurring among the directors elected by the holders of the Preference Stock as aforesaid, or of a successor to any such director, the remaining director so elected may elect a successor to hold office for the unexpired term of the director whose place shall be vacant, and such successor shall be deemed to have been elected by the holders of the Preference Stock as aforesaid. Likewise, in case of any vacancy in the office of a director occurring (at a time when the holders of the Preference Stock shall be entitled to elect members of the Board of Directors as aforesaid) among the directors elected by the holders of the Common Stock of the Corporation, or of a successor to any such director, the remaining directors so elected may elect, by affirmative vote of a majority thereof, or by the affirmative vote of the remaining director so elected if there be but one, a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant, and such successor or successors shall be deemed to have been elected by the holders of the Common Stock of the Corporation.


        "Nothing herein pertaining to the rights of the holders of Preference Stock to elect directors shall be deemed to affect the rights of the holders of Preferred Stock to elect directors upon default in the payment of dividends on that stock.

        "Except as herein otherwise expressly provided and except when some mandatory provision of law shall be controlling and, as regards the special rights of any series of the Preference Stock, as provided in the resolutions creating such series, whenever shares of two or more series of the Preference Stock are outstanding, no particular series of the Preference Stock shall be entitled to vote as a separate series on any matter and all shares of the Preference Stock of all series shall be deemed to constitute but one class for any purpose for which a vote of the stockholders of the Corporation by classes may now or hereafter be required.

        "COMMON STOCK


        "(8)  The following provisions shall apply to all shares of the

        Common Stock:

        "(A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to dividends over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when and as determined by the Board of Directors.

        "(B) The holders of the Common Stock shall have preemptive rights as the same are defined in Section 39 of the Stock Corporation Law, except that shares or other securities offered for sale shall not be subject to such preemptive rights (1) if not so subject under said Section 39 or (2) if they are the subject of a public offering or of an offering to or through underwriters or investment bankers who shall have agreed promptly to make a public offering of such shares.

        "(C) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, after there shall have been paid to or set apart for the holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, the holders of the Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a dissolution, liquidation or winding up for the purposes of this subdivision (C).

        "The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock pro rata such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Common Stock pro rata.

        "(D) The respective shares of the Common Stock shall entitle the holders thereof to one vote for each share of such Common Stock held by them, respectively, except as in this subdivision (D) otherwise expressly provided.

        "At all meetings of stockholders held for the purpose of electing directors, each holder of shares of the Common Stock shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected by the holders of shares of the Common Stock, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see 196 fit.

        "SCRIP CERTIFICATES

        "(9) Whenever any exchange or conversion of shares of stock of the Corporation of any class or series for or into shares of another class or series, or any exchange of shares of stock of the Corporation for shares of stock of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the Board of Directors of the Corporation, shall result in the creation of interests in fractions of shares of stock of the Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of shares of stock, but a scrip certificate or certificates shall be issued in respect of such fractional interests in shares. Such scrip certificates will entitle the holders thereof, upon such terms and under such conditions as may be set by the Board of Directors of the Corporation, upon the surrender of scrip certificates aggregating one or more full shares of stock of the respective class or series, to receive, on or before a date to be fixed by the Board of Directors of the Corporation, a certificate or certificates representing such full shares. The scrip certificates will provide that, as soon as practicable after such dates fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip certificates shall be sold and the proceeds held without accountability for interest for the account of the holders of scrip certificates until a date fixed by the Board of Directors and to be not more than two years later, after which latter date all unsurrendered scrip certificates of the Corporation shall become void.

        "Scrip   certificates  shall  be  non-voting  and  non-dividend
    bearing and shall not entitle the holders thereof to any rights as stockholders of the Corporation.


        "QUORUM OF STOCKHOLDERS

        "(10) At all meetings of the stockholders of the Corporation a quorum must be present for the transaction of business, and except as otherwise provided under the heading 'General Provisions Applicable to All Series of Preferred Stock' in respect of meetings of the stockholders held for the election of directors by the vote of a class or classes of stock, a quorum shall consist of the holders of record of not less than a majority of the outstanding shares of the Corporation entitled to vote, present either in person or by proxy."

        VI

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the 6th day of May, 1969, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate this 1st day of August, 1969.


        LAUMAN MARTIN /s/
        Lauman Martin, Vice President

        [CORPORATE SEAL]

        JOHN G. BENACK /s/
        John G. Benack, Secretary

        STATE OF NEW YORK     )
        COUNTY OF ONONDAGA ) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN /s/


        Sworn to before me this
        1st day of August, 1969.


        PHYLLIS FANNING /s/
        PHYLLIS FANNING

        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-1158700
        My Commission Expires March 30, 1971



        [NOTARIAL SEAL]

        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION



        Albany, N.Y., September 22, 1969

        CASE 25191--Petition of Niagara Mohawk Power Corporation for approval of an amendment of its Certificate of Incorporation to authorize one million shares of $100 par value preference stock.

        *   *   *   *   *


       The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT of the CERTIFICATE OF INCORPORATION of NIAGARA MOHAWK POWER CORPORATION Under Section 805 of the Business Corporation Law, executed August 1, 1969, in accordance with the order of the Public Service Commission dated May 6, 1969.

        By the Commission,

        SAMUEL R. MADISON
        Secretary

        [SEAL]




        STATE OF NEW YORK    )

        DEPARTMENT OF STATE) ss.:

        I hereby certify that I have compared the annexed copy with the original document filed by the Department of State and that the same is a correct transcript of said original.

        WITNESS my hand and seal  of the Department of State on  Sep 22
    1969

        JOHN P. LOMENZO
        Secretary of State

        [SEAL]

        (CONFORMED)




        CERTIFICATE OF AMENDMENT


        of the

        CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law


        __________


        Dated:  May 10, 1971

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED MAY 12, 1971
        TAX $40,000
        FILING FEE $30
        JOHN P. LOMENZO
        Secretary of State
        By M. R.

        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        __________


        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and the Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:


        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.


        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.


        III

        The  Certificate  of  Incorporation as  heretofore  amended  is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Common Stock of the par value of $8 each which the Corporation shall have the authority to issue by an additional 10,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 2,800,000 shares of Preferred Stock with a par value of $100 each, 1,000,000 shares of Preference Stock with a par value of $100 each and 45,000,000 shares of Common Stock with a par value of $8 each.

        IV

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A.   The total number of shares which  the Corporation may
    have is 48,800,000, of which 3,800,000 are to have a par value of $100 each and 45,000,000 are to have a par value of $8 each."

        "C.   The shares  of the  Corporation are to  be classified  as
    follows:

        2,800,000 shares are to be Preferred Stock with a par value of $100 each; 1,000,000 shares are to be Preference Stock with a par value of $100 each; and 45,000,000 shares are to be Common Stock with a par value of $8 each."


        V

        The stated capital of  the Corporation will not be  affected by
    this  Amendment   to  the  Certificate  of   Incorporation  of  the
    Corporation.

        VI

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation or any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fourth day of May, 1971, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 10th day of May, 1971.
        LAUMAN MARTIN /s/
        Lauman Martin, Senior Vice President

        [CORPORATE SEAL]

        JOHN G. BENACK /s/
        John G. Benack, Secretary

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA) ss.:

        Lauman Martin, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN /s/



        Sworn to before me this
        10th day of May, 1971.


        JANET LEATHLEY /s/
        JANET LEATHLEY
        Notary Public in the State of New York

        Qualified in Onon. Co. No. 34-7461685
        My Commission Expires March 30, 1972.


        STATE OF NEW YORK     )
        DEPARTMENT OF STATE ) ss.:

        I hereby certify that I have compared the annexed copy with the original document filed by the Department of State and that the same is a correct transcript of said original.

        WITNESS my hand and seal of the Department of State on May 12, 1971.


        JOHN P. LOMENZO
        Secretary of State


        [SEAL]



        [CONFORMED]

        CERTIFICATE OF AMENDMENT
       of

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________


        Dated:  August 15, 1972


        STATE OF NEW YORK
        DEPARTMENT OF STATE
        TAX $ NONE
        FILING FEE $30
        FILED AUG. 18, 1972
        JOHN P. LOMENZO
        Secretary State
        By J. S.
        34 Onondaga

        LeBoeuf, Lamb, Leiby & MacRae
        One Chase Manhattan Plaza
        New York, New York 10005



         CERTIFICATE OF AMENDMENT

        of

       CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        __________

        Pursuant  to the  provisions  of Section  805  of the  BUSINESS

    CORPORATION LAW, the undersigned by a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation. It was originally incorporated under the name Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions tating the number, designation, relative rights, preferences, and limitations of a fifth series of Preferred Stock, to consist of 400,000 shares of the authorized 2,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4E) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

        Particular  Provisions  Applicable  to Preferred  Stock,  7.72%
    Series

        (4E) The number, designations, relative rights, preferences and limitations of the fifth series of the Preferred Stock of the Corporation as fixed by the Board of Directors are as follows:

        (A)  The number  of shares to constitute the fifth series shall
    be   400,000 shares  and the  designation of  such series  shall be
    "Preferred Stock, 7.72% Series";

        (B) The dividend rate thereof shall be seven and seventy-two one- hundredths per cent (7.72%) per annum. The dividends on each are of the Preferred Stock, 7.72% Series, shall be cumulative from the date of the original issue thereof;

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 7.72% Series, shall have no voting rights whatsoever;

        (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $109.30 per share through August 31, 1977; $107.37 per share thereafter through August 31, 1982; $105.44 per share thereafter through August 31, 1987; $103.51 per share thereafter through August 31, 1992; and $102.36 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

        (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;


       (F) The shares of the Preferred Stock, 7.72% Series, shall be redeemable at the option of the Board of Directors of the
    Corporation, either as a whole or in part, at any time at a redemption price of $109.30 per share through August 31, 1977; $107.37 per share thereafter through August 31, 1982; $105.44 per share thereafter through August 31, 1987; $103.51 per share thereafter through August 31, 1992; and $102.36 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to September 1, 1977 exercise its option to redeem any shares of the Preferred Stock,

    7.72% Series, as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than the dividend rate per annum of the Preferred Stock, 7.72% Series;

        (G) The shares of the Preferred Stock, 7.72% Series, shall not be convertible into or exchangeable for other securities of the Corporation;

        (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 7.72% Series; and

        (I) The shares of the Preferred Stock, 7.72% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV

        The amendments of the certificate of incorporation effected by Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business

    Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate this 15th day of August, 1972.



        LAUMAN MARTIN /s/
        Lauman Martin, Senior Vice President

        HAROLD J. BOGAN /s/
        Harold J. Bogan, Assistant Secretary

        [CORPORATE SEAL]

        STATE OF NEW YORK    )
        COUNTY OF NEW YORK ) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.


        LAUMAN MARTIN /s/

        Sworn to before me this
        15th day of August, 1972.

        RUTH E. ZWIRN /s/
        RUTH E. ZWIRN
        Notary Public, State of New York
        No. 31-9816780

        Qualified in New York County
        Commission Expires March 30, 1974


        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION

        Albany, N.Y., August 21, 1972


        CASE 26290--Petition of Niagara Mohawk Power Corporation for authority to issue $80,000,000 principal amount of General Mortgage
    Bonds,      % Series  due August 1, 2002 and 400,000 shares of $100
    par value Preferred Stock,     % Series.


        *   *   *   *


        The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed August 15, 1972, in accordance with the order of the Public Service Commission dated August 1, 1972.

        By the Commission

        SAMUEL R. MADISON /s/
        Secretary

        [SEAL]

        STATE OF NEW YORK     )
        DEPARTMENT OF STATE ) ss.:

        I hereby certify that I have compared the annexed copy with the original document filed by the Department of State and that the same is a correct transcript of said original.



        WITNESS my  hand and seal of the  Department of State on August

    22,  1972.


        Secretary of State
        JOHN P. LOMENZO /s/
        [SEAL]




        [CONFORMED]


        CERTIFICATE OF AMENDMENT


        of the


        CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________

        Dated: June 20, 1973

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED  June 26, 1973
        TAX  $ None

        FILING FEE  $30
        John P. Lorenzo
        Secretary of State
        By  M.R.


        LeBoeuf, Lamb, Leiby & MacRae
        1 Chase Manhattan Plaza
        N.Y., N.Y.




        CERTIFICATE OF AMENDMENT
        of the
        CERTIFICATE OF INCORPORATION
        of
        NIAGARA MOHAWK POWER CORPORATION
        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A  Certificate of  Change  of  Name  of Niagara  Hudson  Public
    Service   Corporation to  Central New  York  Power Corporation  was
    filed in the  Department of State on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".




        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

      "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a sixth series of Preferred Stock, to consist of 600,000 shares of the authorized 2,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4F)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:



         Particular  Provisions Applicable  to  Preferred Stock,  7.45%
    Series

        (4F) The number, designations, relative rights, preferences and limitations of the sixth series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

        (A) The number of shares to constitute the sixth series shall be

        600,000 shares and the designation of such series shall be "Preferred Stock, 7.45% Series".

        (B) The dividend rate of the Preferred Stock, 7.45% Series shall be seven and forty-five one-hundredths per cent (7.45%) per annum (computed on the basis of a 360-day year of 12 30-day months). The dividends on each share of the Preferred Stock, 7.45% Series shall be cumulative from the date of the original issue thereof.

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 7.45% Series shall have no voting rights whatsoever.

        (D) The sum per share for the Preferred Stock, 7.45% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $107.45 per share through June 30, 1974, and thereafter at the following prices in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:



       For the                                      For the
       Twelve                    Voluntary          Twelve                      Voluntary
       Months                    Liquidation        Months                      Liquidation
       Ended                     Price Per          Ended                       Price Per
       June 30                   Share              June 30                     Share
       _______                   ___________        _______                     ___________
       1975....................  $107.21            1993....................    $102.89
       1976....................  $106.97            1994....................    $102.65
       1977....................  $106.73            1995....................    $102.41
       1978....................  $106.49            1996....................    $102.17

       1979....................  $106.25            1997....................    $101.93
       1980....................  $106.01            1998....................    $101.69
       1981....................  $105.77            1999....................    $101.45
       1982....................  $105.53            2000....................    $101.21
       1983....................  $105.29            2001....................    $100.97
       1984....................  $105.05            2002....................    $100.73
       1985....................  $104.81            2003....................    $100.49






       1986....................  $104.57            2004....................    $100.25
       1987....................  $104.33            2005....................    $100.00
       1988....................  $104.09            2006....................    $100.00
       1989....................  $103.85            2007....................    $100.00
       1990....................  $103.61            2008....................    $100.00
       1991....................  $103.37            2009....................    $100.00.
       1992....................  $103.13


        (E) The sum per share for the Preferred Stock, 7.45% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

        (F) The shares of the Preferred Stock, 7.45% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107.45 per share through June 30, 1974, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:









       For the                                      For the
       Twelve                                       Twelve
       Months                    Redemption         Months                      Redemption
       Ended                     Price Per          Ended                       Price Per
       June 30                   Share              June 30                     Share






       1975....................  $107.21            1993....................    $102.89
       1976....................  $106.97            1994....................    $102.65
       1977....................  $106.73            1995....................    $102.41
       1978....................  $106.49            1996....................    $102.17
       1979....................  $106.25            1997....................    $101.93
       1980....................  $106.01            1998....................    $101.69
       1981....................  $105.77            1999....................    $101.45
       1982....................  $105.53            2000....................    $101.21
       1983....................  $105.29            2001....................    $100.97
       1984....................  $105.05            2002....................    $100.73
       1985....................  $104.81            2003....................    $100.49
       1986....................  $104.57            2004....................    $100.25
       1987....................  $104.33            2005....................    $100.00
       1988....................  $104.09            2006....................    $100.00
       1989....................  $103.85            2007....................    $100.00
       1990....................  $103.61            2008....................    $100.00
       1991....................  $103.37            2009....................    $100.00;
       1992....................  $103.13

        provided, however, the Board of Directors of the Corporation shall not prior to July 1, 1983 exercise its option to redeem any shares of the Preferred Stock, 7.45% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of (a) borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 7.45% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the 219
    Corporation so calculated, less than 7.45% per annum, or (b) the proceeds of the issue of any shares of stock ranking as to dividends or assets junior to the shares of the Preferred Stock, 7.45% Series.

        (G) The shares of the Preferred Stock, 7.45% Series shall be exchangeable on a share for share basis into other shares of

    Preferred Stock, 7.45% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

        (H) As a sinking fund with respect to the shares of the Preferred Stock, 7.45% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on June 30, 1977 and on each June 30 thereafter (so long as any shares of the Preferred Stock, 7.45% Series are outstanding) through June 30, 2008 18,000 shares of Preferred Stock, 7.45% Series (or the number of the shares of the Preferred Stock, 7.45% Series then outstanding if less than 18,000), and on June 30, 2009 the balance of the shares of Preferred Stock, 7.45% Series then outstanding, in each case at a redemption price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 7.45% Series pursuant to subdivision
    (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 7.45% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

        (I) Shares of the Preferred Stock, 7.45% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 7.45% Series annually commencing on June 30, 220
    1977, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 7.45% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 7.45% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.45% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

        (J) The Corporation may, at the option of the Board of Directors of the Corporation, on June 30, 1977, and on each June 30 thereafter to and including June 30, 2008, redeem 18,000 of the shares of the Preferred Stock, 7.45% Series, or any lesser number of said shares constituting a multiple of 1,800, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $100 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 7.45% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, 7.45% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 120,000 shares.

             (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 7.45% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i)  with  respect  to each  holder  of  5%  or  more of  the  then outstanding shares of Preferred Stock, 7.45% Series pro rata according to the numbers of shares held by such holders, provided that only whole share shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

        (L) Shares of Preferred Stock, 7.45% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series as may be fixed from time to time by the Board of Directors.

        (M) The shares of the Preferred Stock, 7.45% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV

        The amendments of the certificate of incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate  this 20th day of June, 1973.


        LAUMAN MARTIN /s/
        LAUMAN MARTIN,

        Senior Vice President

        HAROLD J. BOGAN /s/
        HAROLD J. BOGAN,
        Assistant Secretary
        [CORPORATE SEAL]
        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA) ss.:

        LAUMAN MARTIN, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

        LAUMAN MARTIN /s/

        Sworn to before me this
        20th day of June, 1973.

        CAROLYN F. ROBERTSON /s/
        CAROLYN F. ROBERTSON
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-8599125
        My Commission Expires March 30, 1974


         STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION


        Albany, N.Y., June 26, 1973

       CASE 26438--Petition of Niagara Mohawk Power Corporation for authority to issue 600,000 shares of its Preferred Stock, 7.45%

    Series, $100 Par Value.

        *   *   *   *

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed June 20, 1973, in accordance with the order of the Public Service Commission dated June 12, 1973.


        By the Commission,

        SAMUEL R. MADISON /s/
        Secretary





        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law



        Dated:  May 7, 1974

        STATE OF NEW YORK

        DEPARTMENT OF STATE
        FILED MAY 9, 1974
        TAX $230,000
        FILING FEE $30
        JOHN J. GHIZZO
        Acting Secretary of State




        LeBoeuf, Lamb, Leiby & MacRae
        4800 One Chase Manhattan Plaza
        New York, New York 10005



        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law



        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Senior Vice President and the Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.

        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

        III

        The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preferred Stock of the par value of $100 each which the Corporation shall have the authority to issue by an additional 3,000,000 shares of such Preferred Stock and to increase the aggregate number of shares of Common Stock of the par value of $8 each which the Corporation shall have the authority to issue by an additional 20,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 5,800,000 shares of Preferred Stock with a par value of $100 each, 1,000,000 shares of Preference Stock with a par value of $100 each and 65,000,000 shares of Common Stock with a par value of $8 each.

        IV

        The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A. The total number of shares which the Corporation may have is 71,800,000, of which 6,800,000 are to have a par value of $100 each and 65,000,000 are to have a par value of $8 each."

        "C.   The shares  of the  Corporation are  to be classified  as
    follows:

        5,800,000 shares are to be Preferred Stock with a par value of $100 each; 1,000,000 shares are to be Preference Stock with a par value of $100 each; and 65,000,000 shares are to be Common Stock with a par value of $8 each."

        V

        The stated capital of  the Corporation will not be  affected by
    this  Amendment   to  the  Certificate  of   Incorporation  of  the
    Corporation.

        VI

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the seventh day of May, 1974, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN WITNESS WHEREOF we have made and subscribed this Certificate this 7th day of May, 1974.

        Lauman Martin, Senior Vice President


        [CORPORATE SEAL]
        Harold J. Bogan, Assistant Secretary

        STATE OF NEW YORK  )
                                             ) ss.:

        COUNTY OF ONONDAGA )

        Lauman Martin, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.


        Lauman Martin  /s/

        Sworn to before me this
        7th day of May, 1974.


        JANET LEATHLEY /s/
        JANET LEATHLEY


         Notary Public of the State of New York
        Qualified in Onon. Co. No. 34-7461635
        My Commission Expires March 30, 1976






        STATE OF NEW YORK   )
                              ) ss.:12828
        DEPARTMENT OF STATE )

        I hereby certify that I have compared the annexed copy with the original document filed by the Department of State and that the same is a correct transcript of said original.

        Witness my hand and seal of the Department of State on May 9, 1974.





        John J. Ghizzo
        Acting Secretary of State



        R662-504





        [CONFORMED COPY]


        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________

        Dated:  March 11, 1975

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED MAR. 12, 1975
        TAX $ NONE
        FILING FEE $30
        MARIO M. CUOMO
        Secretary of State
        By M
        34 Onondaga


        LeBoeuf, Lamb, Leiby & MacRae
        140 Broadway
        New York, New York 10005




        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to  the  provisions of  Section  805 of  the  Business

    Corporation Law, the undersigned, being a Senior Vice President and an Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

        I.

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II.

        A  Certificate  of Change  of  Name  of Niagara  Hudson  Public
    Service    Corporation to  Central New  York Power  Corporation was
    filed in the  Department of State on September 15, 1937.

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.



         A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        In accordance with the provisions of Subdivision (E) of Paragraph 231
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950

    Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III.

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a seventh Series of Preferred Stock, to consist of 400,000 shares of the authorized 5,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4G) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

        Particular  Provisions Applicable  to  Preferred Stock,  10.60%
    Series

        (4G) The number, designations, relative rights, preferences and limitations of the seventh series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV 232
    of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

        (A) The number of shares to constitute the seventh series shall be 400,000 shares and the designation of such series shall be "Preferred Stock, 10.60% Series".

        (B) The dividend rate of the Preferred Stock, 10.60% Series shall be Ten and Sixty One-hundredths per cent (10.60%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 10.60% Series shall be cumulative from the date of the original issue of shares of such Series or from the dividend payment date to which dividends have been paid next preceding the date of issue of shares issued thereafter.

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.60% Series shall have no voting rights whatsoever.



        (D) The sum per share for the Preferred Stock, 10.60% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $110.60 per share through March 31, 1985, at $107.95 a share thereafter through March 31, 1990, at $105.30 a share thereafter through March 31, 1995 and at $102.65 a share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

        (E) The sum per share for the Preferred Stock, 10.60% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

        (F) The shares of the Preferred Stock, 10.60% Series shall be redeemable at the option of the Board of Directors of the
    Corporation, either as a whole or in part, at any time at a redemption price of $110.60 a share through March 31, 1985, at $107.95 a share thereafter through March 31, 1990, at $105.30 a share thereafter through March 31, 1995, and at $102.65 a share thereafter, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to March 31, 1985 exercise its option to redeem any shares of the Preferred Stock, 10.60% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 10.60% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 10.60% per annum.

        (G) The shares of the Preferred Stock, 10.60% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.60% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

        (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.60% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1980 and on each March 31 thereafter (so long as any shares of the Preferred Stock, 10.60% Series are outstanding), a number of shares of Preferred Stock, 10.60% Series equal to 5% of the maximum number of shares of Preferred Stock, 10.60% Series, at any time outstanding (or the number of shares of the Preferred Stock, 10.60% Series then outstanding if less than 5% of such maximum number), in each case at a redemption price of $100 per share, plus 234 an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the

    Preferred Stock, 10.60% Series pursuant to subdivision (F) above or subdivision (J) below, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

        (I) Shares of the Preferred Stock, 10.60% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.60% Series annually commencing on March 31, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.60% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.60% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.60% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 10.60% Series, which it is required to retire on any such March 31, the deficit shall be made good on the first succeeding March 31 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 10.60% Series. Shares 235 of the Preferred Stock, 10.60% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing March 31 dates.

        (J) The Corporation may, at the option of the Board of Directors of the Corporation, on March 31, 1980, and on each March 31 thereafter, may apply to the sinking fund up to a number of shares of the Preferred Stock, 10.60% Series, equal to 5% of the maximum number of shares of Preferred Stock, 10.60% Series, at any time outstanding, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, either by redemption at a price of $100 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative and shall not reduce the sinking fund requirement pursuant to subdivision (H) above in any subsequent year, or by purchase; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 10.60% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business.

        (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 10.60% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) with respect to each holder of 5% or more of the then outstanding shares of Preferred Stock, 10.60% Series pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

        (L)    Shares  of   Preferred  Stock,  10.60%  Series  redeemed

    (pursuant 236
    to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series as may be fixed from time to time by the Board of Directors of the Corporation.

        (M) The shares of the Preferred Stock, 10.60% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV.

        The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

        In  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate this 11th day of March, 1975.



        LAUMAN MARTIN /s/
        [CORPORATE SEAL] Senior Vice President

        HAROLD J. BOGAN /s/
        Assistant Secretary

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

        Lauman Martin, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the 237 contents thereof and that the statements contained therein are true.

        LAUMAN MARTIN /s/

        Sworn to before me this 11th day
        of March, 1975.

        RUTH E. ZWIRN /s/
        RUTH E. ZWIRN
        Notary Public, State of New York
        No. 31-9816780
        Qualified in New York County
        Commission Expires March 30, 1976

        [NOTARIAL SEAL]

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y.,                1975

        CASE 26692--Petition  of Niagara  Mohawk Power  Corporation for
    authority to  issue 600,000 shares  of its Preferred Stock,       %
    Series, $100 Par Value.



        *   *   *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation under Section 805 of the Business Corporation Law, executed March 11, 1975, in accordance with the order of the Public Service Commission dated September 9, 1974, as amended.

        By the Commission,

        SAMUEL R. MADISON /s/
        Secretary





        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law


        __________


        Dated:  August 26, 1975


        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED AUG. 27, 1975
        TAX $ NONE
        FILING FEE $30
        MARIO M. CUOMO
        Secretary of State
        By  MR

       LeBoeuf, Lamb, Leiby & MacRae
        140 Broadway
        New York, New York   10005




        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Vice President and an Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

        I.

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II.

        A  Certificate  of  Change of  Name  of  Niagara  Hudson Public
    Service   Corporation  to Central  New York  Power Corporation  was
    filed in the Department of State on September 15, 1937.

        A Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III.

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a eighth Series of Preferred Stock, to consist of 300,000 shares of the authorized 5,800,000 shares of Preferred Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4H) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

        Particular  Provisions Applicable to  Preferred Stock,  11 3/4%
    Series

        4(H) The number, designations, relative rights, preferences and limitations of the eighth series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

        (A) The number of shares to constitute the eighth series shall be 300,000 shares and the designation of such series shall be "Preferred Stock, 11 3/4% Series".

        (B) The dividend rate of the Preferred Stock, 11 3/4% Series shall be eleven and three-quarters per cent (11 3/4%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 11 3/4% Series shall be cumulative from the date of the original issue of shares of such Series or from the dividend payment date to which dividends have been paid next preceding the date of issue of shares issued thereafter.

        (C)  Except  as provided under the  heading "General Provisions

    Applicable to All Series of Preferred Stock" in paragraph (5) of Part 242
    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 11 3/4% Series shall have no voting rights whatsoever.

        (D) The sum per share for the Preferred Stock, 11 3/4% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $111.75 per share prior to October 1, 1985, at $108.75 a share thereafter and prior to October 1, 1990, at $105.75 a share thereafter and prior to October 1, 1995, and at $102.75 a share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.


        (E) The sum per share for the Preferred Stock, 11 3/4% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

        (F) The shares of the Preferred Stock, 11 3/4% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $111.75 a share prior to October 1, 1985, at $108.75 a share thereafter and prior to October 1, 1990, at $105.75 a share thereafter and prior to October 1, 1995, and at $102.75 a share thereafter, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to October 1, 1985 exercise its option to redeem any shares of the Preferred Stock, 11 3/4% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 11 3/4% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial 243 practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 11 3/4% per annum.

        (G) The shares of the Preferred Stock, 11 3/4% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 11 3/4% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.


       (H) As a sinking fund with respect to the shares of the Preferred Stock, 11 3/4% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on September 30, 1980 and on each September 30 thereafter (so long as any shares of the Preferred Stock, 11 3/4% Series are outstanding), 15,000 shares of Preferred Stock, 11 3/4% Series (or the number of shares of the Preferred Stock, 11 3/4% Series then outstanding if less than 15,000 shares), in each case at a redemption price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 11 3/4% Series pursuant to subdivision (F) above or subdivision (J) below, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

        (I)  Shares  of the Preferred  Stock, 11 3/4%  Series shall  be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 11 3/4% Series annually commencing on September 30, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 11 3/4% Series shall be outstanding, the Corporation shall not declare any dividend on the 244
    Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 11 3/4% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligation or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 11 3/4% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 11 3/4% Series, which it is required to retire on any such September 30, the deficit shall be made good on the first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 11 3/4% Series, Shares of the Preferred Stock, 11 3/4% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

        (J) The Corporation may, at the option of the Board of Directors of the Corporation, on September 30, 1980, and on each September 30 thereafter, may apply to the sinking fund up to 15,000 shares of the Preferred Stock, 11 3/4% Series, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, either by redemption at a price of $100 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative and shall not reduce the sinking fund requirement pursuant to subdivision (H) above in any subsequent year, or by purchase; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 11 3/4% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any 245 assets of the Corporation other than in the ordinary course of business.

        (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 11 3/4% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made

        (i) with respect to each holder of 5% or more of the then outstanding shares of Preferred Stock, 11 3/4% Series pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

        (L) Shares of Preferred Stock, 11 3/4% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series as may be fixed from time to time by the Board of Directors of the Corporation.

        (M) The shares of the Preferred Stock, 11 3/4% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV.

        The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate  this 26th day of August, 1975.

        JOHN H. TERRY
        Vice President





        [CORPORATE SEAL]
        HAROLD J. BOGAN
        Assistant Secretary





        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

        John H. Terry, being duly sworn, deposes and says that he is a Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

        JOHN H. TERRY

        Sworn to before me this 26th day
        of August, 1975.

        RUTH E. ZWIRN
        NOTARY PUBLIC, State of New York

        No. 31-9816780
        Qualified in New York County
        Commission Expires March 30, 1976

        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y.,         August 27, 1975

        CASE 26864--Application of NIAGARA MOHAWK POWER CORPORATION for Authority to Issue up to 3,500,000 Shares of its Common Capital Stock, $1 par value, up to 400,000 Shares of its Preferred Stock, $100 par value, in one or more new series, and up to $50,000,000 principal amount of its General Mortgage Bonds, in one or more new series with maturities of up to thirty years.

        *   *   *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation under Section 805 of the Business Corporation Law, executed August 26, 1975, in accordance with the order of the Public Service Commission dated August 7, 1975, as amended.

        By the Commission,

        SAMUEL R. MADISON
        Secretary



         [CONFORMED COPY]



        CERTIFICATE OF AMENDMENT
        of the

       CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED MAY 7, 1975
        TAX $ NONE
        FILING FEE $30.00
        MARIO M. CUOMO
        Secretary of State

        By MR



        LeBoeuf, Lamb, Leiby & MacRae
        140 Broadway
        New York, New York 10005



         CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Senior Vice President and the Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

        III

        The  Certificate  of  Incorporation as  heretofore  amended  is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: change each of the 65,000,000 shares of authorized Common Stock with a par value of $8 each, of which 46,551,148 shares are issued and outstanding, into an equal number of shares of Common Stock with a par value of $1 each, retaining the amount represented by the reduction of the par value of the issued and outstanding Common Stock from $372,409,184 to $46,551,148, aggregating $325,858,036 in stated
    capital, and eliminate the preemptive rights of the holders of Common Stock.

        IV

        The Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A. The total number of shares which the Corporation may have is 71,800,000 of which 6,800,000 are to have a par value of $100 each and 65,000,000 are to have a par value of $1 each."

        "C.   The shares  of the  Corporation are  to be classified  as
    follows:

        5,800,000 shares are to be Preferred Stock with a par value of $100 each; 1,000,000 shares are to be Preference Stock with a par value of $100 each; and 65,000,000 shares are to be Common Stock with a par value of $1 each."

        V

        The 65,000,000 previously authorized shares of Common Stock with a par value of $8 each of which 46,551,148 shares are issued and outstanding are hereby changed to 65,000,000 shares of Common Stock of the par value of $1 each, 46,551,148 shares will be issued shares, retaining the amount of the reduction of the par value of issued and outstanding shares of Common Stock in stated capital as defined in Section 102(a)(12) of the Business Corporation Law and the manner in which such changes will be effected are as follows: each share of previously authorized Common Stock of the par value of $8 each is hereby changed into one share of Common Stock of the par value of $1 each.

     VI

        The  stated capital of the  Corporation will not  be reduced by
    this       Amendment to  the Certificate  of  Incorporation of  the
    Corporation.

        VII

        The Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended so that subdivision
    (B) of Paragraph (8) of part D of Article IV of the Certificate of Incorporation, as amended, relating to preemptive rights of the holders of the Common Stock, shall read as follows:

        "(B) No holder of the Common Stock of the Corporation shall have any preemptive right to purchase or subscribe for any part of the unissued stock of the Corporation or of any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation, or to purchase or subscribe for any bonds, certificates of indebtedness, debentures or other securities, convertible into or carrying options or warrants to purchase stock or other securities of the Corporation or to purchase or subscribe for any of the Stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York."

        VIII

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote thereon at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger portion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the sixth day of May, 1975, at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        In  Witness   Whereof,  we   have  made  and   subscribed  this
    Certificate this 6th day of May, 1975.

        LAUMAN MARTIN /s/
        Lauman Martin
        Senior Vice President

        [CORPORATE SEAL]
        HAROLD J. BOGAN /s/
        Harold J. Bogan
        Assistant Secretary

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

        Lauman Martin, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        LAUMAN MARTIN /s/
        Lauman Martin

        Sworn to before me this 6th day
        of May, 1975.

        JANET LEATHLEY /s/
        Janet Leathley

        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-7461685

        My Commission Expires March 30, 1976



         STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

       Albany, N. Y.,

        May 7, 1975


        CASE NO. 26823--Petition of NIAGARA MOHAWK POWER CORPORATION for authority to reduce the par value and eliminate preemptive rights of its common stock.

        *  *  *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation under Section 805 of the Business Corporation Law, executed May 6, 1975, in accordance with the order of the Public Service Commission dated April 15, 1975.

        By the Commission,

        SAMUEL R. MADISON /s/
        Secretary



         [CONFORMED COPY]

        CERTIFICATE OF AMENDMENT


        of the

        CERTIFICATE OF INCORPORATION


        of

       NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________


        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED MAY 7, 1976
        TAX $ NONE
        FILING FEE $30.00
        MARIO M. CUOMO
        Secretary of State

        By  O'Neill


        Dated:  May 4, 1976

        LeBoeuf, Lamb, Leiby & MacRae
        140 Broadway
        New York, New York 10005



         CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION

        of

        NIAGARA MOHAWK POWER CORPORATION

        Under Section 805 of the Business Corporation Law

        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Vice President and an Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        III

        The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) change the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, (2) amend the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of

    Incorporation, as amended, to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share and (3) change the 1,000,000 shares of authorized Preference Stock with a par value of $100 each, none of which are issued and outstanding, into 4,000,000 shares of Preference Stock with a par value of $25 each.

        IV

        The Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

        "IV. A. The total number of shares which the Corporation may have is 82,000,000, of which 3,400,000 are to have a par value of $100 each, 13,600,000 are to have a par value of $25 each and 65,000,000 are to have a par value of $1 each."

        "C. The shares of the Corporation are to be classified as follows:

        3,400,000 shares are to be Preferred Stock with a par value of $100 each; 9,600,000 shares are to be Preferred Stock with a par value of $25 each; 4,000,000 shares are to be Preference Stock with a par value of $25 each; and 65,000,000 shares are to be Common Stock with a par value of $1 each."

        V

        The 2,400,000 previously authorized but unissued shares of Preferred Stock with a par value of $100 each are hereby changed to 9,600,000 shares of authorized but unissued shares of Preferred Stock with a par value of $25 each and the 1,000,000 previously authorized but unissued shares of Preference Stock with a par value of $100 each are hereby changed to 4,000,000 shares of authorized but unissued shares of Preference Stock with a par value of $25 each, and the manner in which such changes will be effected is as follows: each share of the previously authorized but unissued Preferred Stock of the par value of $100 per share is hereby changed into four shares of Preferred Stock of the par value of $25 each, and each share of previously authorized but unissued
    Preference Stock of the par value of $100 each is hereby changed into four shares of Preference Stock of the par value of $25 each.

        VI

        The Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended by making the following changes in Subparagraphs (E), (F) and (H) of Paragraph
    (5) of Part D of Article IV of the Certificate of Incorporation, as amended, to provide that when the limited voting rights of the Preferred Stock of the par value of $25 per share are exercisable, the holders thereof shall have one-quarter of one vote per share for each share of Preferred Stock of the par value of $25 per share, each holder of Preferred Stock of the par value of $100 per share being entitled to one vote for each share of such Preferred Stock, the changes being indicated by underlining additions:

        Amend the portion of Subparagraph (E) preceding subclause (1) thereof to read as follows:

        "(E) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least a majority of the total number of votes which may be cast by the holders of shares of Preferred Stock of all series then outstanding, each holder of Preferred Stock of the par value of $25 per share being entitled to one-quarter of one vote for each such share of Preferred Stock and each holder of Preferred Stock of the par value of $100 per share being entitled to one vote for each such share of Preferred Stock:"


        Amend the portion of Subparagraph (F) preceding subclause (1) thereof to read as follows:

        "(F) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of votes which may be cast by the holders of shares of Preferred Stock of all 258 series then outstanding, each holder of Preferred Stock of the par value of $25 per share being entitled to one-quarter of one vote for each such share of Preferred Stock and each holder of Preferred Stock of the par value of $100 per share being entitled to one vote for each such share of Preferred Stock:"

        Subparagraph (H) is amended to read as follows:

        "(H) Whenever dividends payable on the Preferred Stock shall be in default in an aggregate amount equivalent to four full quarterly dividends on all shares of such Preferred Stock then outstanding, thereafter and until all dividends on all shares of the Preferred Stock at the time in default shall have been paid or declared and set apart for payment, the holders of shares of the Preferred Stock, voting separately as a class and regardless of series, shall be entitled to elect a majority of the Board of Directors, as then constituted; and the holders of any other class or classes of stock of the Corporation entitled to vote for the election of directors shall be entitled, voting separately as a class, to elect the remainder of the Board of Directors of the Corporation, as then constituted. The right of the holders of the Preferred Stock voting separately as a class to elect members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends on all shares of the Preferred Stock in default shall have been paid in full, or declared and set apart for payment (and such dividends shall be paid, or declared and set apart for payment, out of assets available therefor as soon as is reasonably practicable), at which time the right of the holders of shares of the Preferred Stock voting separately as a class to electmembers of the Board of

    Directors as aforesaid shall terminate, subject to revesting in the event of each and every subsequent default of the character above mentioned.

        The aforesaid rights of the Preferred Stock and of any other class or classes of stock of the Corporation to vote separately for the election of members of the Board of Directors may be exercised at any annual meeting of stockholders of the Corporation or, within the limitations hereinafter provided, at any special meeting of stockholders of the Corporation held for the purpose of electing directors.

        At any time when the right of the holders of the Preferred Stock to elect a majority of the Board of Directors is vested as aforesaid, a special meeting of stockholders of the Corporation may be called and held for the purpose of electing directors in the following manner (unless under the provisions of the By-Laws of the Corporation, as then in effect, an annual meeting of stockholders of the Corporation is to be held within 60 days after the vesting in the holders of the Preferred Stock of the right to elect members of the Board of Directors or unless, since the vesting of such right, a meeting of stockholders of the Corporation has theretofore been held at which holders of the Preferred Stock were entitled to elect members of the Board of Directors):

        Upon the written request of the holders of record of not less than 10% of the total number of votes which may be cast by shares of the Preferred Stock then outstanding, regardless of series, addressed to the Secretary of the Corporation, the Secretary or an Assistant Secretary of the Corporation shall call a special meeting of the stockholders entitled to vote for the election of directors, for the purpose of electing a majority of the Board of Directors by the vote of the Preferred Stock, and the remainder of the Board of Directors by the vote of such other class or classes of stock as may then be entitled to vote for the election of directors, voting separately as hereinbefore provided. Such meeting shall be held within 50 days after personal service of the said written request upon the Secretary of the Corporation, or within 50 days after mailing the same within the United States of American by registered mail addressed to the Secretary of the Corporation at its principal office. If such meeting shall not be called within 20 days of such personal service or mailing, then the holders of record of not less than 10% of the total number of votes which may be cast by shares of the Preferred Stock then outstanding, regardless of series, may designate in writing one of their number to call such special meeting at the expense of the Corporation, and such meeting may be called by such person so designated upon the notice required for annual meetings of 260 stockholders and shall be held at the place for the holding of annual meetings of stockholders of the Corporation. Any holder of the Preferred Stock so designated shall have access to the stock books of the Corporation for the purpose of causing said meeting to be called as aforesaid.

        At any annual or special meeting held for the purpose of electing directors when the holders of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid, the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of the class or classes of stock of the Corporation other than the Preferred Stock entitled to elect directors as aforesaid shall be required to constitute a quorum of such class or classes for the election of directors by such class or classes, and the presence in person or by proxy of the holders of a majority of the total number of outstanding votes which may be cast by shares of the Preferred Stock shall be required to constitute a quorum of such class for the election of directors by such class; provided, however, that a majority of those holders of the stock of either such class (or classes) who are present in person or by proxy shall have power to adjourn such meeting for the election of directors by such class from time to time without notice other than announcement at the meeting.

        At any meeting of stockholders for the purpose of electing directors during such times as the holders of shares of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid, each holder of shares of the Preferred

    Stock of the par value of $100 per share shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected by the holders of the Preferred Stock, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit, and each holder of shares of the Preferred Stock of the par value of $25 per share shall be entitled to as many votes as shall equal the number of votes which (except for 261 this provision as to cumulative voting) he would be entitled to cast for the election of Directors with respect to his shares of stock multiplied by the number of Directors to be elected by the holders of preferred stock and divided by four and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or any two or more of them, as he may see fit.

        Upon the election of a majority of the Board of Directors by the holders of the Preferred Stock, the term of office of all directors then in office shall terminate; and no delay or failure by the holders of other classes of stock in electing the remainder of the Board of Directors shall invalidate the election of a majority thereof by the holders of the Preferred Stock.

        Upon any termination of the right of the holders of the Preferred Stock to elect members of the Board of Directors as aforesaid, the term of office of the directors then in office shall terminate upon the election of a majority of the Board of Directors, as then constituted, at a meeting of the holders of the class or classes of stock of the Corporation then entitled to vote for directors, which meeting may be held at any time after such termination of such right, and shall be called upon request of holders of record of such class or classes of stock then entitled to vote for directors, in like manner and subject to similar conditions as hereinbefore in this subdivision (H) provided with respect to the call of a special meeting of stockholders for the election of directors by the holders of the Preferred Stock.

        In case of any vacancy in the office of a director occurring among the directors elected by the holders of the Preferred Stock as aforesaid, or of a successor to any such director, the remaining directors so elected, by vote of a majority thereof, or the remaining director so elected if there be but one, may elect a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant, and such successor or successors shall be deemed to have been elected by the holders of the Preferred Stock as aforesaid. Likewise, in case of any vacancy in the office of a director occurring (at a time when the holders of 262 the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid) among the directors elected by the holders of the class or classes of stock of the Corporation other than the Preferred Stock, or of a successor to any such director, the remaining directors so elected by vote of a majority thereof, or of the remaining director so elected if there be but one, may elect a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant, and such successor or successors shall be deemed to have been elected by such holders of the class or classes of stock of the Corporation other than the Preferred Stock."

        VII

        The  stated capital of the  Corporation will not  be reduced by
    this    Amendment  to  the  Certificate  of  Incorporation  of  the
    Corporation.

        VIII

        This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger portion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fourth day of May, 1976 at 11 o'clock A.M., pursuant to Section 605 of the Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate  this 4th day of May, 1976.

        JOHN H. TERRY  /s/
        Vice President

        [CORPORATE SEAL]
        HAROLD J. BOGAN  /s/
        Assistant Secretary

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

        JOHN H. TERRY, being duly sworn, deposes and says, that he is a Vice President of Niagara Mohawk Power Corporation, the Corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

        JOHN H. TERRY  /s/
        Vice President

        Sworn to before me this 4th day
        of May, 1976.

        JANET LEATHLEY  /s/
        JANET LEATHLEY
        Notary Public in the State of New York
        Qualified in Onon. Co. No. 34-7461685
        My Commission Expires March 30, 1978

         STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION
        Albany, N.Y.,

        May 7, 1976


        Case NO. 26970--Petition of NIAGARA MOHAWK POWER CORPORATION for authority to file a Certificate of Amendment to its Certificate of Incorporation changing each authorized but unissued share of

    Preferred and Preference Stock, $100 par value, into four shares with a par value of $25 per share.

        *   *   *

        The Public Service Commission hereby consents to and approves this Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation under Section 805 of the Business Corporation Law, executed May 4, 1976, in accordance with the order of the Public Service Commission dated March 2, 1976.

        By the Commission,

        SAMUEL R. MADISON  /s/
        Secretary



         [CONFORMED COPY]

        CERTIFICATE OF AMENDMENT


        of the

        CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________

        STATE OF NEW YORK
        DEPARTMENT OF STATE
        FILED SEPTEMBER 28, 1976
        TAX $ NONE
        FILING FEE $30.00
        MARIO M. CUOMO
        Secretary of State
        By  C.A.M.



        Dated: September 23, 1976

        LEBOEUF, LAMB, LEIBY & MACRAE
        140 Broadway
        New York, New York 10005






        CERTIFICATE OF AMENDMENT
        of the
        CERTIFICATE OF INCORPORATION
        of
        NIAGARA MOHAWK POWER CORPORATION
        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.
        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".



        Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on

    January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, 267 without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a ninth series of Preferred Stock, to consist of 1,200,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4I)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 2687
    1950 Certificate of Amendment and subsequent amendments) and to read as follows:

        Particular  Provisions  Applicable  to Preferred  Stock,  9.75%
    Series

        (4I) The number, designations, relative rights, preference, and limitations of the ninth series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

        (A) The number of shares to constitute the ninth series shall be 1,200,000 shares and the designation of such series shall be "Preferred Stock, 9.75% Series".

        (B) The dividend rate of the Preferred Stock, 9.75% Series shall be nine and seventy-five one-hundredths per cent (9.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 9.75% Series shall be cumulative from the date of the original issue thereof.
        (C)  Except  as provided under the  heading "General Provisions

    Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 9.75% Series shall have no voting rights whatsoever.

        (D) The sum per share for the Preferred Stock, 9.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.4375 per share through September 30, 1977, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

       For the                                      For the
       Twelve                    Voluntary          Twelve                 Voluntary
       Months                    Liquidation        Months                 Liquidation
       Ended                     Price              Ended                  Price
       September 30              Per Share          September 30           Per share
       1978................      $27.31             1988................   $26.035
       1979................      $27.1825           1989................   $25.9075
       1980................      $27.055            1990................   $25.78
       1981................      $26.9275           1991................   $25.65
       1982................      $26.80             1992................   $25.52
       1983................      $26.6725           1993................   $25.39
       1984................      $26.545            1994................   $25.26
       1985................      $26.4175           1995................   $25.13
       1986................      $26.29             1996................   $25.00
       1987................      $26.1625


        (E) The sum per share for the Preferred Stock, 9.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.



       (F) The shares of the Preferred Stock, 9.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $27.4375 per share through September 30, 1977, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:


       For the                                      For the
       Twelve                                       Twelve
       Months                    Redemption         Months                 Redemption
       Ended                     Price              Ended                  Price
       September 30              Per Share          September 30           Per Share
       1978................      $27.31             1988................   $26.035
       1979................      $27.1825           1989................   $25.9075
       1980................      $27.055            1990................   $25.78
       1981................      $26.9275           1991................   $25.65
       1982................      $26.80             1992................   $25.52
       1983................      $26.6725           1993................   $25.39
       1984................      $26.545            1994................   $25.26
       1985................      $26.4175           1995................   $25.13
       1986................      $26.29             1996................   $25.00;
       1987................      $26.1625


        provided, however, the Board of Directors of the Corporation shall not prior to October 1, 1986 exercise its option to redeem any shares of the Preferred Stock, 9.75% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of (a) borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 9.75% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 9.75% per annum, or (b) the proceeds of the issue of any shares of stock ranking as to dividends or assets junior to the shares of the Preferred Stock, 9.75% Series (exclusive in any event of proceeds of the issue of shares of Common Stock by the Corporation under its Employee Savings Fund Plan and 271
    Dividend  Reinvestment and Stock Purchase Plan as in effect on June
    30, 1976).

        (G) The shares of the Preferred Stock, 9.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 9.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

        (H) As a sinking fund with respect to the shares of the Preferred Stock, 9.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on October 1, 1980 and on each October 1 thereafter (so long as any shares of the Preferred Stock, 9.75% Series are outstanding) through October 1, 1995 66,000 shares of Preferred Stock, 9.75% Series (or the number of the shares of the Preferred Stock, 9.75% Series then outstanding if less than 66,000), and on October 1, 1996 the balance of the shares of Preferred Stock, 9.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 9.75% Series pursuant to subdivision
    (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 9.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

        (I) Shares of the Preferred Stock, 9.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 9.75% Series annually commencing on October 1, 1980, pursuant to said subdivision (H), shall be cumulative and, so 272 long as any shares of the Preferred Stock, 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligation or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 9.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

        (J) The Corporation may, at the option of the Board of Directors of the Corporation, on October 1, 1980, and on each October 1 thereafter to and including October 1, 1995 (but on not more than five such dates), redeem 66,000 of the shares of the Preferred Stock, 9.75% Series, or any lesser number of said shares constituting a multiple of 6,600, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 9.75% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, 9.75% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 300,000 shares.

        (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 9.75% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i)  with  respect  to each  holder  of  5%  or  more of  the  then outstanding shares of Preferred Stock, 9.75% Series pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of the Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

        (L) Notwithstanding the provisions of subdivisions (F) and (J) above, the Board of Directors of the Corporation will not exercise its option to redeem shares of Preferred Stock, 9.75% Series pursuant to either of such subdivisions (i) so long as any shares of Preferred Stock, 9.75% Series are held by any one of the two original purchasers of such shares from the Corporation, unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock, 7.45% Series having an aggregate par value bearing the same or greater proportion to the aggregate par value of all outstanding shares of its Preferred Stock, 7.45%

    Series as the aggregate par value of the shares of Preferred Stock, 9.75% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 9.75% Series, and (ii) unless all arrears in dividends on the shares of Preferred Stock, 9.75% Series and Preferred Stock, 7.45% Series and all arrears in sinking fund retirements required by subdivision (H) above and subdivision (H) of paragraph (4F) above entitled "Particular Provisions Applicable to Preferred Stock, 7.45% Series" shall have been paid or made, as the case may be.

        (M) Shares of Preferred Stock, 9.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by 274 the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

        (N) The shares of the Preferred Stock, 9.75% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV

        The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

        IN  WITNESS   WHEREOF,  we   have  made  and   subscribed  this
    Certificate  this 23rd day of September, 1976.

        /s/  JOHN H. TERRY
        (JOHN H. TERRY)
        Senior Vice President

        /s/  HAROLD J. BOGAN
        (HAROLD J. BOGAN)
        Assistant Secretary

        [CORPORATE SEAL]

        __________



         STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

       JOHN H. TERRY, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

        Sworn to before me this
        23rd day of September, 1976.

        /s/  CAROLYN SCHMIDT
        Notary Public

        CAROLYN SCHMIDT
        Notary Public in the State of New York
        Qualified in Onondaga Co. No. 4524990
        My Commission Expires March 30, 1978


        STATE OF NEW YORK
        PUBLIC SERVICE COMMISSION

        Albany, N.Y., September 28, 1976



        CASE 27044--Petition of Niagara Mohawk Power Corporation for authority to issue 1,200,000 shares of its Preferred Stock, 9.75% Series, $25 Par Value.

        *    *    *    *

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed September 23, 1976, in accordance with the order of the Public Service Commission dated September 14, 1976.

        By the Commission,



        /s/  SAMUEL R. MADISON
        Secretary

        [SEAL OF THE COMMISSION]




        [CONFORMED COPY]


        CERTIFICATE OF AMENDMENT


        of the

        CERTIFICATE OF INCORPORATION


        of


        NIAGARA MOHAWK POWER CORPORATION


        Under Section 805 of the Business Corporation Law

        __________


        Dated:  January 27, 1978

        STATE OF NEW YORK

       DEPARTMENT OF STATE
        Filed Jan. 27, 1978
        Tax $ None
        Filing Fee $30.--
        Mario M. Cuomo
        Secretary of State
        By   NC


        LE BOEUF, LAMB, LEIBY & MACRAE
        140 Broadway
        New York, New York 10005




        CERTIFICATE OF AMENDMENT

        of the

        CERTIFICATE OF INCORPORATION
        of

        NIAGARA MOHAWK POWER CORPORATION
        Under Section 805 of the Business Corporation Law

        __________

        Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

        I

        The   name  of   the  Corporation   is  Niagara   Mohawk  Power
    Corporation.

        It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

        II

        The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

        A  Certificate  of  Change  of Name  of  Niagara  Hudson Public
    Service   Corporation to  Central  New York  Power Corporation  was
    filed in the  Department of State on September 15, 1937.

        A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

        Pursuant to Section 26-a and 36 of the Stock Corporation Law, a

    Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

        Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of 279
    Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

        In accordance with the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

        "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

        III

        The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a tenth series of Preferred Stock, to consist of 1,600,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4J) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

        Particular  Provisions  Applicable to  Preferred Stock,  8 3/8%
    Series

        (4J) The number, designations, relative rights, preferences and limitations of the tenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

        (A) The number of shares to constitute the tenth additional series shall be 1,600,000 shares and the designation of such series shall be "Preferred Stock, 8 3/8% Series".

        (B) The dividend rate of the Preferred Stock, 8 3/8% Series shall be eight and three eighths per cent ( 8 3/8%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 8 3/8% Series shall be cumulative from the date of the original issue thereof.

    So long as any shares of the Preferred Stock, 8 3/8% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 8 3/8% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8 3/8% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting 281 apart or distribution, all dividends payable on the Preferred Stock, 8 3/8% Series shall have been fully paid, or declared and set apart for payment.

        (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 8 3/8% Series shall have no voting rights whatsoever.

        (D) The sum per share for the Preferred Stock, 8 3/8% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.09 per share through March 31, 1979, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:








       For the                                      For the
       Twelve                    Voluntary          Twelve                   Voluntary
       Months                    Liquidation        Months                   Liquidation
       Ended                     Price              Ended                    Price
       March 31                  Per Share          March 31                 Per Share
       1980....................  $26.98             1990...................  $25.88
       1981....................  $26.87             1991...................  $25.77
       1982....................  $26.76             1992...................  $25.66
       1983....................  $26.65             1993...................  $25.55
       1984....................  $26.54             1994...................  $25.44
       1985....................  $26.43             1995...................  $25.33
       1986....................  $26.32             1996...................  $25.22
       1987....................  $26.21             1997...................  $25.11
       1988....................  $26.10             1998...................  $25.00.
       1989....................  $25.99

        (E) The sum per share for the Preferred Stock, 8 3/8% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

        (F) The shares of the Preferred Stock, 8 3/8% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $27.09 per share through March 31, 1979, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:


       For the                                      For the
       Twelve                                       Twelve
       Months                    Redemption         Months                Redemption
       Ended                     Price              Ended                 Price






       March 31                  Per Share          March 31              Per Share
       1980....................  $26.98             1990................  $25.88
       1981....................  $26.87             1991................  $25.77
       1982....................  $26.76             1992................  $25.66
       1983....................  $26.65             1993................  $25.55
       1984....................  $26.54             1994................  $25.44
       1985....................  $26.43             1995................  $25.33
       1986....................  $26.32             1996................  $25.22
       1987....................  $26.21             1997................  $25.11
       1988....................  $26.10             1998................  $25.00;
       1989....................  $25.99


        provided, however, the Board of Directors of the Corporation shall not prior to March 31, 1988 exercise its option to redeem any shares of the Preferred Stock, 8 3/8% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of (a) borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 8 3/8% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 8 3/8% per annum, or (b) the proceeds of the issue of any shares of stock ranking as to dividends or assets junior to the shares of the Preferred Stock, 8 3/8% Series (exclusive in any event of proceeds of the issue of shares of Common Stock by the Corporation under its Employees Savings Fund Plan and Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership Plan as in effect on September 30,
    1977).




        (G) The shares of the Preferred Stock, 8 3/8% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 8 3/8% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

        (H) As a sinking fund with respect to the shares of the Preferred Stock, 8 3/8% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on April 1, 1983 and on each April 1 thereafter to and including April 1, 1997 (so long as any Preferred Stock, 8 3/8% Series are outstanding) 100,000 shares of the Preferred Stock, 8 3/8% Series (or the number of shares of the Preferred Stock, 8 3/8% Series then outstanding if less than 100,000) and on April 1, 1998 the balance of the shares of Preferred Stock, 8 3/8% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 8 3/8% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 8 3/8% Series by the Corporation, shall constitute 284 a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

        (I)   Shares of  the Preferred  Stock, 8 3/8%  Series shall  be
    called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 8 3/8% Series annually commencing on April 1, 1983, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 8 3/8% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 8 3/8% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock 8 3/8% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

        (J) The Corporation may, at the option of the Board of Directors of the Corporation, on April 1, 1983, and on each April 1 thereafter to and including April 1, 1997, redeem 100,000 of the shares of the Preferred Stock, 8 3/8% Series, or any lesser number of said shares constituting a multiple of 10,000, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to 285 dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 8 3/8% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, 8 3/8% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 400,000 shares.

        (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 8 3/8% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 8 3/8% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.


        (L) Notwithstanding the provisions of subdivisions (F) and (J) above, the Board of Directors of the Corporation will not exercise its option to redeem shares of Preferred Stock, 8 3/8% Series pursuant to either of such subdivisions (i) so long as any shares of Preferred Stock, 8 3/8% Series are held by any one of the twelve original purchasers of such shares from the Corporation, unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock, 7.45% Series having an aggregate par value bearing the same or greater proportion to the aggregate par value of all outstanding shares of Preferred Stock, 7.45% Series as the aggregate par value of the shares of Preferred Stock, 8 3/8%

    Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 8 3/8% Series, and (ii) unless all arrears in dividends on the shares of Preferred Stock, 8 3/8% Series and Preferred Stock, 7.45% Series and Preferred Stock, 9.75% Series and all arrears in sinking fund retirements required by subdivision (H) above and subdivision (H) of paragraph (4F) above entitled "Particular Provisions Applicable to Preferred Stock, 7.45% Series" and subdivision (H) of paragraph (4I) above entitled "Particular Provisions Applicable to Preferred Stock, 9.75% Series" shall have been paid or made, as the case may be.

        (M) Shares of Preferred Stock, 8 3/8% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

        (N) The shares of the Preferred Stock, 8 3/8% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

        IV

        The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

        IN WITNESS WHEREOF, we have made and subscribed this Certificate this 27th day of January, 1978 and affirm that the statements contained herein are true under the penalties of perjury.

        JOHN H. TERRY /s/
        (JOHN H. TERRY)
        Senior Vice President

        HAROLD J. BOGAN /s/
        (HAROLD J. BOGAN)
        Assistant Secretary

        [CORPORATE SEAL]

        __________

        STATE OF NEW YORK    )
        COUNTY OF ONONDAGA   ) ss.:

        JOHN H. TERRY, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true. Sworn to before me this 27th day of January, 1978.

        CAROLYN SCHMIDT /s/
        Notary Public

        Carolyn Schmidt
        Notary Public in the State of New York
        Qualified in Onondaga Co. No. 4524990
        My Commission Expires March 30, 1978

        STATE OF NEW YORK

        PUBLIC SERVICE COMMISSION



        Albany, N.Y., January 27, 1978

        CASE 27252--Petition of Niagara Mohawk Power Corporation for authority to issue 1,600,000 shares of its Preferred Stock, 8 3/8% Series, $25 Par Value.

        *   *   *   *

        The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed January 27, 1978, in accordance with the order of the Public Service Commission dated January 17, 1978.

        By the Commission,

        SAMUEL R. MADISON /s/
        Secretary







        [SEAL OF THE COMMISSION]

    [CONFORMED COPY]
    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

     _____________

    Dated:  May 2, 1978

    State of New York
    Department of State
    Filed May 8--1978
    Tax $10,000.--
    Filing Fee $30.--
    Mario M. Cuomo
    Secretary of State
    NC

    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _____________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and the Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Common Stock of the par value of $1 each which the Corporation shall have the authority to issue by an additional 20,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 9,600,000 shares of Preferred Stock with a par value of $25 each, 4,000,000 shares of Preference Stock with a par value of $25 each and 85,000,000 shares of Common Stock with a par value of $1 each.

    IV

    The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

    "IV. A. The total number of shares which the Corporation may have is 102,000,000, of which 3,400,000 are to have a par value of $100 each, 13,600,000 are to have a par value of $25 each and 85,000,000 are to have a par value of $1 each."

    "C. The shares of the Corporation are to be classified as follows:

    3,400,000 shares are to be Preferred Stock with a par value of $100 each; 9,600,000 shares are to be Preferred Stock with a par value of $25 each; 4,000,000 shares are to be Preference Stock with a par value of $25 each; and 85,000,000 shares are to be Common Stock with a par value of $1 each."


    V

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VI

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of the majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the second day of May, 1978, at 10:30 o'clock, A.M., pursuant to
    Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 2nd day of May, 1978.


    JOHN H. TERRY /s/
    (JOHN H. TERRY)
    Senior Vice President



    HAROLD J. BOGAN /s/
    (HAROLD J. BOGAN)
    Assistant Secretary

    [CORPORATE SEAL]


    STATE OF NEW YORK     )
    COUNTY OF ONONDAGA    ) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

    JOHN H. TERRY /s/
    (JOHN H. TERRY)

    Sworn to before me this
    2nd day of May, 1978.


    CAROLYN SCHMIDT /s/
    (Carolyn Schmidt)
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1980

    [CONFORMED COPY]


    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law


    _____________


    Dated: July 17, 1978


    State of New York
    Department of State
    Filed July 13, 1978
    Tax $ None
    Filing Fee $30


    By Mario M. Cuomo
    Secretary of State


    LEBOEUF, LAMB, LEIBY & MACRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _____________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a first series of Preference Stock, to consist of 1,360,000 shares of the par value of $25 per share of the authorized 4,000,000 shares of Preference Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as Paragraph (7A) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preference Stock, 7.75% Series

    (7A) The number, designation, relative rights, preferences and limitations of the first series of the Preference Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the first series shall be 1,360,000 shares and the designation of such series shall be "Preference Stock, 7.75% Series".

    (B) The dividend rate of the Preference Stock, 7.75% Series shall be seven and seventy-five one hundredths per cent (7.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months) of the par value thereof. The dividends on each share of the Preference Stock, 7.75% Series shall be payable when declared on the last day of March, June, September and December in each year and shall be cumulative from the date of the original issue thereof. So long as any shares of the Preference Stock, 7.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preference Stock to the extent provided in subdivision (A) of Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preference Stock, 7.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock (except that mandatory sinking fund payments on other series of Preference Stock may be made pro rata with the sinking fund payments required by subdivision (H) below), or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preference Stock, 7.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preference Stock, 7.75% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of
    Article IV of the 1950 Certificate of Consolidation as amended  by

    Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preference Stock, 7.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preference Stock, 7.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $26.94 per share through September 30, 1979, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve                    Voluntary
    Months                            Liquidation
    Ended                             Price
    September 30                      Per Share

    1980............................. $26.61
    1981............................. $26.29
    1982............................. $25.83
    1983............................. $25.55
    1984............................. $25.28
    1985............................. $25.00

    (E) The sum per share for the Preference Stock, 7.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preference Stock, 7.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after September 30, 1981 and prior to October 1, 1982 at a redemption price of $25.83 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:

    For the
    Twelve
    Months                        Redemption
    Ended                         Price
    September 30                  Per Share

    1983......................... $25.55
    1984......................... $25.28
    1985......................... $25.00

    G) The shares of the Preference Stock, 7.75% Series shall be exchangeable on a share for share basis into other shares of Preference Stock, 7.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preference Stock, 7.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on each of September 30, 1980 and September 30, 1981 140,000 shares of the Preference Stock, 7.75% Series, on each of September 30, 1982 and September 30, 1983 160,000 shares of the Preference Stock, 7.75% Series, on September 30, 1984 240,000 shares of the Preference Stock,7.75% Series and on September 30, 1985 the balance of the shares of the Preference Stock, 7.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preference Stock, 7.75% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preference Stock, 7.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preference Stock, 7.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preference Stock under the heading "Provisions Applicable to All Series of Preference

    Stock" in Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preference Stock, 7.75% Series annually commencing on September 30, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preference Stock, 7.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preference Stock to the extent provided in subdivision (A) of Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preference Stock, 7.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock (except that mandatory sinking fund payments on other series of Preference Stock may be made pro rata with the sinking fund payments required by subdivision (H) above), or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preference Stock, 7.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) The Corporation may, at the option of the Board of Directors of the Corporation, on September 30, 1980, and on each September 30 thereafter to and including September 30, 1984, redeem up to that number of the shares of the Preference Stock, 7.75% Series then required to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preference Stock, 7.75% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business; and provided further that the aggregate number of shares of the Preference Stock, 7.75% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not exceed 408,000 shares.

    (K) In every case of redemption of less than all of the outstanding shares of Preference Stock, 7.75% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preference Stock, 7.75% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. No redemption of less than all of the outstanding shares of Preference Stock, 7.75% Series shall be made pursuant to subdivision (F) or (J) above unless at the time of making the same (i) all dividends payable on the Preference Stock, 7.75% Series shall have been fully paid, or declared and set apart for payment, and (ii) the Corporation shall have made all redemptions theretofore required to have been made pursuant to the provisions of subdivision (H) above.

    (L) Shares of Preference Stock, 7.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preference Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time in compliance with the provisions of subdivision (M) below as Preference Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (M) So long as any shares of the Preference Stock, 7.75% Series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least 80% of the total number of shares of the Preference Stock, 7.75% Series then outstanding, issue any shares of any other series of the Preference Stock or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preference Stock or any other series or shares ranking on a parity with them, unless the Available Net Income (determined as hereinafter provided) for any twelve consecutive calendar months within the fifteen calendar months immediately preceding the month of such issue or reissue shall have been in the aggregate not less than one and three-tenths times the sum of (i) the interest requirements (adjusted by provision for amortization of debt discount and expense or of premium on debt, as the case may
    be) for one year on all of the indebtedness of the Corporation and its subsidiaries outstanding at the date of such proposed issue or reissue (excluding any indebtedness proposed to be retired in connection with such issue or reissue), (ii) the full dividend requirements for one year on all outstanding shares (including those then proposed to be issued or reissued but excluding any shares proposed to be retired in connection with such issue or reissue) of the Preferred Stock and the Preference Stock and all other stock of the Corporation, if any, ranking prior to the Corporation's Common Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary and (iii) all other fixed charges payable by the Corporation for one year in respect of all obligations of the Corporation and its subsidiaries existing at the date of such proposed issue or reissue. "Available Net Income" for any period shall mean the consolidated net income of the Corporation and its subsidiaries for such period determined in accordance with generally accepted accounting principles after adding back (x) expenses of the type specified in clauses (i), (ii) and (iii) of the preceding sentence and (y) provision for taxes in respect of or measured by income or excess profits, all in the respective amounts theretofore deducted in determining consolidated net income for such period as aforesaid.

    (N) Acceptance by the initial purchasers and holders of the Preference Stock, 7.75% Series shall be taken as the only consent required under the provisions of subdivision (D) of Paragraph (7) of Part D of Article IV of the Certificate of Consolidation, as heretofore amended, in order to permit the creation and issuance or reissuance of shares of any one or more series of the Corporation's Preferred Stock, but such consent is (i) limited in any event to the number of shares of Preferred Stock (whether issued or reissued) having the aggregate par value and other terms as authorized and constituted on the date of the filing of the Certificate of Amendment creating the Preference Stock, 7.75% Series with the Secretary of State of the State of New York and
    (ii) subject to compliance by the Company with the terms and provisions of Paragraphs (5)(F)(6) and (5)(F)(7) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments as in effect on such date of filing (without regard to any consent of the holders of Preferred Stock).

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 17th day of July, 1978.

    JOHN J. TERRY /s/

    (JOHN H. TERRY)
    Senior Vice President
    HAROLD J. BOGAN /s/
    (HAROLD J. BOGAN)
    Assistant Secretary

    [CORPORATE SEAL]

    _____________

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA   ) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    Sworn to before me this
    17 day of July, 1978.

    JOHN H. TERRY /s/
    (JOHN H. TERRY)


    CAROLYN SCHMIDT /s/

    Notary Public
    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1980

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., July 17, 1978


    CASE 27318--Petition of Niagara Mohawk Power Corporation for authority to issue 1,360,000 shares of its Preference Stock, 7.75% Series, $25 Par Value.

        *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed July 17, 1978, in accordance with the orderof the Public Service Commission dated May 9, 1978.

    By the Commission,


    SAMUEL R. MADISON /s/
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]


    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law



    _____________

    Dated: March 3, 1980






    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _____________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power 20
    Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Section 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In accordance with  the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not 21 exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of

    Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of an eleventh series of Preferred Stock, to consist of 1,020,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4K) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions  Applicable to Preferred  Stock, Second 9.75%
    Series

    (4K) The number, designations, relative rights, preferences and limitations of the eleventh additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the eleventh additional series shall be 1,020,000 shares of the designation of such series shall be "Preferred Stock, Second 9.75% Series".

    (B) The dividend rate of the Preferred Stock, Second 9.75% Series shall be nine and seventy-five one-hundredths per cent (9.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, Second 9.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, Second 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, Second 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, Second 9.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, Second 9.75% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, Second 9.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, Second 9.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.44 per share through March 31, 1984, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid 23 on such shares, whether or not earned or declared:





    For the                            Voluntary
    Twelve Months                      Liquidation
    Ended March 31                     Price Per Share

    1985...............................$27.03
    1986...............................$26.63
    1987...............................$26.22
    1988.............................. $25.82
    1989.............................. $25.41
    1990.............................. $25.00

    (E) The sum per share for the Preferred Stock, Second 9.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, Second 9.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after March 31, 1983 and prior to April 1, 1984, at a redemption price of $27.44 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:

    For the
    Twelve Months                      Redemption Price
    Ended March 31                     Per Share

    1985...............................$27.03
    1986...............................$26.63
    1987...............................$26.22
    1988...............................$25.82
    1989...............................$25.41
    1990...............................$25.00

    provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, Second 9.75% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock (exclusive in any event of proceeds of the issue of shares of Common Stock by the Corporation under its Employee Savings Fund Plan and Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership Plan as in effect on December 31,
    1979) if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the

    Corporation so calculated, less than 9.75% per annum.

    (G) The shares of the Preferred Stock, Second 9.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, Second 9.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, Second 9.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on April 1, 1986 and on each April 1 thereafter to and including April 1, 1989 (so long as any Preferred Stock, Second 9.75% Series are outstanding) 204,000 shares of the Preferred Stock, Second 9.75% Series (or the number of the shares of the Preferred Stock, Second 9.75% Series then outstanding if less than 204,000) and on April 1,

    1990 the balance of the shares of Preferred Stock, Second 9.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, Second 9.75% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, Second 9.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, Second 9.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, Second 9.75% Series annually commencing on April 1, 1986, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, Second 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, Second 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, Second 9.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision 26
    (H) shall be in arrears.

    (J) The Corporation may, at the option of the Board of Directors of the Corporation, on April 1, 1986, and on each April 1 thereafter to and including April 1, 1989, redeem 204,000 of the shares of the Preferred Stock, Second 9.75% Series, or any lesser number of said shares constituting a multiple of 10,000, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, Second 9.75% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of (i) borrowed funds or the proceeds of the issue of any shares of capital stock (exclusive in any event of proceeds of the issue of shares of Common Stock by the Corporation under its Employee Savings Fund Plan and Dividend Reinvestment and Stock Purchase Plan and its Employee Stock Ownership Plan as in effect on December 31,

    1979) if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 9.75% per annum, or (ii) the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, Second 9.75% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 300,000 shares.

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, Second 9.75% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, Second 9.75% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph 27
    (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (L) Notwithstanding the provisions of subdivisions (F) and (J) above, the Board of Directors of the Corporation will not exercise its option to redeem shares of Preferred Stock, Second 9.75% Series pursuant to either of such subdivisions unless all arrears in dividends on the shares of Preferred Stock, Second 9.75% Series and all arrears in sinking fund retirements required by subdivision (H) above shall have been paid or made, as the case may be.

    (M) Shares of Preferred Stock, Second 9.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (N) The shares of the Preferred Stock, Second 9.75% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 3rd day of March, 1980.

    JOHN H. TERRY
    Senior Vice President
    General Counsel and Secretary
    [CORPORATE SEAL]

    HAROLD J. BOGAN
    Assistant Secretary

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA   ) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President
    General Counsel and Secretary

    Sworn to before me this
    3rd day of March, 1980.

    ROBERT A. MURDOCK
    Notary Public

    ROBERT A. MURDOCK
    Notary Public in the State of New York
    Qualified in Onon. Co. No. 34-8063720
    My Commission Expires March 30, 1980

    STATE OF NEW YORK

    PUBLIC SERVICE COMMISSION
    Albany, N.Y., March 3, 1980


    CASE 27660 - Petition of Niagara Mohawk Power Corporation for authority to issue shares of its Preferred Stock, $100 or $25 par value of up to $30,000,000.

        *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed March 3, 1980, in accordance with the order of the Public Service Commission dated February 19, 1980.

    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]



    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law

    _____________



    Dated: April 22, 1981






    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _____________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. 32
    Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of

    Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In  accordance with the provisions  of Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the 33 principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of
    Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."


    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a fourteenth series of Preferred Stock, to consist of 250,000 shares of the par value of $100 per share of the authorized 3,400,000 shares of Preferred Stock of the Corporation of the par value of $100 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4N)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 12.75% Series

    (4N) The number, designations, relative rights, preferences and limitations of the fourteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the fourteenth additional series shall be 250,000 shares and the designation of such series shall be "Preferred Stock, 12.75% Series".

    (B) The dividend rate of the Preferred Stock, 12.75% Series shall be twelve and seventy-five one-hundredths per cent (12.75%) per annum

    (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 12.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 12.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 12.75% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 12.75% Series payable to the holders thereof upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (E) The shares of the Preferred Stock, 12.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 12.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (F) The Corporation will call for redemption and retire on June 30, 1991 all of the shares of the Preferred Stock, 12.75% Series at a price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared.

    (G) Shares of Preferred Stock, 12.75% Series redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $100 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $100 per share as may be fixed from time to time by the Board of

    Directors.

    (H) The shares of the Preferred Stock, 12.75% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of April, 1981.

    JOHN H. TERRY
    Senior Vice President
    General Counsel and Secretary

    HAROLD J. BOGAN
    [CORPORATE SEAL]     Assistant Secretary

     _____________




    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA   ) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President, General
    Counsel and Secretary

    Sworn to before me this
    22nd day of April, 1981.

    CAROLYN SCHMIDT
    Notary Public

    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1982


    STATE OF NEW YORK

    PUBLIC SERVICE COMMISSION

    Albany, N.Y., April 22, 1981


    CASE 27923--Petition of Niagara Mohawk Power Corporation for authority to issue shares of one or more new series of preferred stock $100 and/or $25 par value, having an aggregate par value of up to $40,000,000.


     *   *   *   *

    The Public Service Commission hereby consents to and approve this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed April 22, 1981, in accordance with the order of the Public Service Commission dated April 22, 1981.

    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]

    12.25% Series

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law



    _____________




    Dated: March 30, 1981


    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _____________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    The name of the Corporation is Niagara Mohawk Power Corporation.
    It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. 40
    Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation."


    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment."

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In accordance with the  provisions of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not 41 exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Aticle IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twelfth additional series of Preferred Stock, to consist of 700,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(L)(of Part

    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 12.25% Series 4(L) The number, designations, relative rights, preferences and limitations of the twelfth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twelfth additional series shall be 700,000 shares and the designation of such series shall be "Preferred Stock, 12.25% Series".

    (B) The dividend rate of the Preferred Stock, 12.25% Series shall be twelve and twenty-five one-hundredths per cent (12.25%) per annum

    (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 12.25% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 12.25% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 12.25% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.25% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 12.25% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.25% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 12.25% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.06 per share through March 31, 1982, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the                            Voluntary
    Twelve Months                      Liquidation
    Ended March 31                     Price Per Share

    1983.............................     $27.90
    1984.............................     $27.74
    1985.............................     $27.58
    1986.............................     $27.42
    1987.............................     $27.26
    1988.............................     $27.10
    1989.............................     $26.93
    1990.............................     $26.77
    1991.............................     $26.61
    1992.............................     $26.45

    For the                            Voluntary
    Twelve Months                      Liquidation
    Ended March 31                     Price Per Share

    1993.............................     $26.29
    1994.............................     $26.13
    1995.............................     $25.97
    1996.............................     $25.81
    1997.............................     $25.64
    1998.............................     $25.48
    1999.............................     $25.32
    2000.............................     $25.16
    2001.............................     $25.00

    (E) The sum per share for the Preferred Stock, 12.25% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 12.25% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after March 31, 1991 and prior to April 1, 1992 at a redemption price of $26.45 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the
    Twelve Months                      Redemption
    Ended March 31                     Price Per Share

    1993..............................     $26.29
    1994..............................     $26.13
    1995..............................     $25.97
    1996..............................     $25.81
    1997..............................     $25.64

    1998..............................     $25.48
    1999..............................     $25.32
    2000..............................     $25.16
    2001..............................     $25.00


    provided, however, that the Board of Directors of the Corporation will not exercise its option to redeem shares of the Preferred Stock, 12.25% Series pursuant to this subdivision (F) unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock 12.50% Series having an aggregate par value bearing the same proportion to the aggregate par value of all outstanding shares of its Preferred Stock, 12.50% Series as the aggregate par value of the shares of Preferred Stock 12.25% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 12.25% Series.

    (G) The shares of the Preferred Stock, 12.25% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 12.25% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 12.25% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including March 31, 2000 (so long as any shares of the Preferred Stock, 12.25% Series are outstanding) 43,060 shares of the Preferred Stock, 12.25% Series (or the number of the shares of the Preferred Stock, 12.25% Series then outstanding if less than 43,060) and on March 31, 2001 the balance of the shares of Preferred Stock, 12.25% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 12.25% Series pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 12.25% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 12.25% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent amendments. Such redmeption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 12.25% Series annually commencing on March 31, 1987, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 12.25% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 12.25% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either 46 directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.25% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 12.25% Series pursuant to subdivision (F) or (H) above, such redemption shall be made (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 12.25% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Preferred Stock, 12.25% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Preferred Stock, 12.25% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 30th day of March, 1981.

    JOHN M. HAYNES
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    _____________



    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA   ) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN M. HAYNES

    Sworn to before me this
    30th day of March, 1981.

    TERRY C. PELSTER
    Notary Public

    TERRY C. PELSTER
    Notary Public, State of New York
    No. 31-4654823
    Qualified in New York County
    Commission Expires March 30, 1983

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., March 31, 1981

    CASE 27769--Application of Niagara Mohawk Power Corporation for Authority to Issue up to $40,000,000 Aggregate Par Value of One or More New Series of its Preferred Stock, $100 or $25 Par Value.

     *   *   *   *


    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed March 30, 1981, in accordance with the order of the Public Serive Commission dated March 26, 1981.

    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION
    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law



    _______________________



    Dated: May 5, 1981






    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and the Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:


    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Common Stock of the par value of $1 each which the Corporation shall have the authority to issue by an additional 40,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares 51 of Preferred Stock with a par value of $100 each, 9,600,000 shares of 51
    Preferred Stock with a par value of $25 each, 4,000,000 shares of Preference Stock with a par value of $25 each and 125,000,000 shares of Common Stock with a par value of $1 each.

    IV

    The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

    "IV.A. The total number of shares which the Corporation may have is 142,000,000, of which 3,400,000 are to have a par value of $100 each, 13,600,000 are to have a par value of $25 each and 125,000,000 are to have a par value of $1 each."

    "C.  The shares of the Corporation are to be classified as follows:

    3,400,000 shares are to be Preferred Stock with a par value of $100 each; 9,600,000 shares are to be Preferred Stock with a par value of $25 each; 4,000,000 shares are to be Preference Stock with a par value of $25 each; and 125,000,000 shares are to be Common Stock with a par value of $1 each."

    V

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VI

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of the majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion 52 of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fifth day of May, 1981, at 10:30 o'clock, A.M., pursuant to
    Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 5th day of May, 1981.

    JOHN H. TERRY
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

    JOHN H. TERRY

    Sworn to before me this
    5th day of May, 1981.

    CAROLYN SCHMIDT

    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1982

    [CONFORMED COPY]





    CERTIFICATE OF AMENDMENT
    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law




    ______________________



    Dated: April 22, 1982



    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. 55
    Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 which were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In accordance with  the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the 56 principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of
    Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a fifteenth additional series of Preferred Stock, to consist of 800,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(O) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 15% Series

    4(O) The number, designation, relative rights, preferences and limitations of the fifteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the fifteenth additional series shall be 800,000 shares and the designation of such series shall be "Preferred Stock, 15% Series".

    (B) The dividend rate of the Preferred Stock, 15% Series shall be fifteen per cent (15%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the 57
    Preferred  Stock, 15% Series shall  be cumulative from  the date of the
    original issue thereof. So long as any shares of the Preferred Stock, 15% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 15% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 15% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 15% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 15% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 15% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.75 per share through March 31, 1983, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Voluntary Liquidation
    Ended March 31,                                  Price Per Share

    1984.........................................  $28.59
    1985.........................................  $28.44
    1986.........................................  $28.28
    1987.........................................  $28.13

    1988.........................................  $27.97
    1989.........................................  $27.81
    1990.........................................  $27.66
    1991.........................................  $27.50
    1992.........................................  $27.34
    1993.........................................  $27.19
    1994.........................................  $27.03
    1995.........................................  $26.88
    1996.........................................  $26.72
    1997.........................................  $26.56
    1998.........................................  $26.41

    For the Twelve Months                        Voluntary Liquidation
       Ended March 31,                              Price Per Share

    1999.........................................  $26.25
    2000.........................................  $26.09
    2001.........................................  $25.94
    2002.........................................  $25.78
    2003.........................................  $25.63
    2004.........................................  $25.47
    2005.........................................  $25.31
    2006.........................................  $25.16
    2007.........................................  $25.00

    (E) The sum per share for the Preferred Stock, 15% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 15% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after issuance and prior to April 1, 1983 at a redemption price of $28.75 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Optional Redemption
       Ended March 31,                             Price Per Share

    1984.........................................     $28.59
    1985.........................................     $28.44
    1986.........................................     $28.28
    1987.........................................     $28.13
    1988.........................................     $27.97
    1989.........................................     $27.81
    1990.........................................     $27.66
    1991.........................................     $27.50
    1992.........................................     $27.34
    1993.........................................     $27.19
    1994.........................................     $27.03
    1995.........................................     $26.88
    1996.........................................     $26.72
    1997.........................................     $26.56
    1998.........................................     $26.41
    1999.........................................     $26.25
    2000.........................................     $26.09
    2001.........................................     $25.94

    For the Twelve Months                        Optional Redemption
       Ended March 31,                              Price Per Share


    2002.........................................     $25.78
    2003.........................................     $25.63
    2004.........................................     $25.47
    2005.........................................     $25.31
    2006.........................................     $25.16

    2007.........................................     $25.00

    provided, however, that the Board of Directors of the Corporation shall not prior to April 1, 1987 exercise its option to redeem any shares of the Preferred Stock, 15% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 15% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 15% per annum.

    (G) The shares of the Preferred Stock, 15% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 15% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a first sinking fund with respect to the shares of the Preferred Stock, 15% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including March 31, 2006 (so long as any shares of the Preferred Stock, 15% Series are outstanding) 40,000 shares of the Preferred Stock, 15% Series (or the number of the shares of the Preferred Stock, 15% Series then outstanding if less than 40,000) and on March 31, 2007 the balance of the shares of Preferred Stock, 15% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. As a second sinking fund with respect to the shares of the Preferred Stock, 15% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including March 31, 2006 (so long as any shares of the Preferred Stock, 15% Series are outstanding) 40,000 shares of the Preferred Stock, 15% Series (or the number of the shares of the Preferred Stock, 15% Series then outstanding if less than 40,000 61 after giving effect to any redemption then being made for the first sinking fund), in each case at a redemption price of $25 per share plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared; provided, however, that the Corporation may solicit from the holders of the Preferred Stock, 15% Series their consent that such second sinking fund redemption not be made on any particular March 31, and if the holders of record of at least two-thirds of the shares of the Preferred Stock, 15% Series then outstanding shall give such consent prior to the time notice of such redemption would otherwise be required to be given to such holders by the Corporation (which consent shall be given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation), then the Corporation shall not have any obligations to make such second sinking fund redemption and no such redemption shall be made. The Corporation may solicit such a consent with respect to any one or more of the second sinking fund redemptions but no such solicitation shall be made more than 180 days prior to the March 31 on which such redemption would otherwise be required to be made. No redemption of shares of the Preferred Stock, 15% Series pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 15% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 15% Series shall be called for redemption for the first and second sinking funds as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 15% Series annually commencing on March 31, 1987 for each of such sinking funds, pursuant to said subdivision (H), shall be cumulative and, so long as 62 any shares of the Preferred Stock, 15% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 15% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 15% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 15% Series pursuant to subdivision (F) or (H) above, such redemption shall be made (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 15% Series, provided that only whole shares shall be selected for redemption and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Preferred Stock, 15% Series redeemed (pursuant to the sinking funds or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Preferred Stock, 15% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all 63 series of Preferred Stock outstanding on December 5, 1956 are so subject. Subject to the required consent of the holders of the Corporation's other series of Preferred Stock, acceptance by the initial purchasers and holders of the certificates evidencing the Preferred Stock, 15% Series shall constitute the giving of the only consent required of the holders of the shares of the Preferred Stock, 15% Series under the provisions of subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation, as heretofore amended, in order to permit the issuance or assumption by the Corporation of unsecured indebtedness in a total principal amount not in excess of twice the amount otherwise permitted by the provisions of clause (1) of said subdivision (E) without regard to the effect the consent set forth in the last subparagraph of Paragraph II of this Certificate.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of April, 1982.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk

    Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    Sworn to before me this
    22nd day of April, 1982.

    CAROLYN SCHMIDT
    Notary Public

    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1984.

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., April 26, 1982


    CASE 28149--Application of Niagara Mohawk Power Corporation for Authority to Issue Shares of One or More New Series of Preferred Stock, $100 and/or $25 Par Value, having an Aggregate Par Value of up to $30,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF

    NIAGARA MOHAWK POWER CORPORATION UNDER  SECTION 805 OF THE BUSINESS

    CORPORATION LAW, executed April 22, 1982, in accordance with the order of the Public Service Commission dated April 21, 1982.




    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]





    [CONFORMED COPY]






    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    ____________________


    Dated: January 21, 1983


    State of New York
    Department of State
    Filed January 24, 1983
    Tax--None
    Filing Fee--$60



    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I
    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In accordance with  the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of

    Part D of Article IV of the Certificate of Consolidation of the Corporation filed 69
    January 5, 1950."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a sixteenth additional series of Preferred Stock, to consist of 1,200,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4P) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular  Provisions  Applicable  to  Adjustable  Rate  Preferred
    Stock, Series A

    (4P) The number, designations, relative rights, preferences and limitations of the sixteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the sixteenth additional series shall be 1,200,000 shares and the designation of such series shall be "Adjustable Rate Preferred Stock, Series A".

    (B) The dividend rate of the Adjustable Rate Preferred Stock, Series A shall be 10.00% per annum for the initial dividend period and 1.60% below the Applicable Rate (as defined below) per annum thereafter, but in no case less than 6.50% per annum or more than

    13.50% per annum (computed in each case on the basis of a 360-day year of twelve 70
    30-day months). The dividends on each share of the Adjustable Rate Preferred Stock, Series A shall be cumulative from the date of the original issue thereof. So long as any shares of the Adjustable Rate Preferred Stock, Series A shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Adjustable Rate Preferred Stock, Series A or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series A) unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Adjustable Rate Preferred Stock, Series A shall have been fully paid, or declared and set apart for payment.

    Except as provided below in this paragraph, the "Applicable Rate" for any dividend period will be the highest of (i) the Treasury Bill Rate, (ii) the Ten Year Constant Maturity Rate and (iii) the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such dividend period. In the event that the Company determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, then the Applicable Rate for such dividend period shall be the higher of whichever of such rates can be determined. In the event that the Company determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate for such dividend period shall be the Applicable Rate in effect for the preceding dividend period.

    Except as provided below in this paragraph, the "Treasury Bill Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal 71
    Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company. In the event that the Company 72 determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to 73 maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal

    Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly 74 per annum Twenty Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen or more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen or more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the

    Twenty Year Constant Maturity Rate shall each be rounded to the nearest five one-hundredths of a percentage point.

    As used herein, the term "Calendar Period" means a period of fourteen calendar days; the term "Special Securities" means securities which 75 can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount; the term "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and the term "Twenty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of twenty years).

    (C) Except as provided under the heading "General Provisions applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Adjustable Rate Preferred Stock, Series A shall have no voting rights whatsoever.

    (D) The sum per share for the Adjustable Rate Preferred Stock, Series A payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $25.75 per share through March 31, 1993 and $25.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (E) The sum per share for the Adjustable Rate Preferred Stock, Series A payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Adjustable Rate Preferred Stock, Series A shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after March 31, 1988 and prior to April 1, 1993, at a redemption price of $25.75 per share and thereafter at a redemption price of $25.00 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (G) The shares of the Adjustable Rate Preferred Stock, Series A shall be exchangeable on a share for share basis into other shares of Adjustable Rate Preferred Stock, Series A, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) In every case of redemption of less than all of the outstanding shares of Adjustable Rate Preferred Stock, Series A pursuant to subdivision (F) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Adjustable Rate Preferred Stock, Series A, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (I) Shares of Adjustable Rate Preferred Stock, Series A redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (J) The shares of the Adjustable Rate Preferred Stock, Series A shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on

    December 5, 1956 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 21st day of January, 1983.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY

    Senior Vice President,
    General Counsel and Secretary

    Sworn to before me this
    21st day of January, 1983.

    CAROLYN SCHMIDT
    Notary Public

    CAROLYN SCHMIDT
    Notary Public In The State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1984

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., January 24, 1983


    CASE 28202--Petition of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more series of preferred stock, $100 and/or $25 par value, with aggregate par value not to exceed $30,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed January 21, 1983, in accordance with the order of the Public Service Commission dated January 12, 1983.




    By the Commission,

    WILLIAM BARNES

    Deputy
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    __________________

    Dated:  August 1, 1983


    State of New York
    Department of State
    Filed August 3, 1983
    Tax-None
    Filing Fee--$60

    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York   10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    _________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A  Certificate of Change of  Name of Niagara  Hudson Public Service

    Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 81 to as the "1950 Certificate of Consolidation".

    Pursuant to Section 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In accordance with the provisions  of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the 82 provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In accordance with  the provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences and limitations of a seventeenth additional series of Preferred Stock, to consist of 1,600,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(Q) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 10.75% Series

    4(Q) The number, designation, relative rights, preferences and limitation of the seventeenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the seventeenth additional series shall be 1,600,000 shares and the designation of such series shall be "Preferred Stock, 10.75% Series".

    (B) The dividend rate of the Preferred Stock, 10.75% Series shall be ten and seventy-five hundredths per cent (10.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 10.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 10.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.75% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 10.75% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part 84
    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 10.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.69 per share through June 30, 1984, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Voluntary Liquidation
    Ended June 30,                                  Price Per Share

    1985.............................................. $27.39
    1986.............................................. $27.09
    1987.............................................. $26.79
    1988.............................................. $26.49
    1989.............................................. $26.19
    1990.............................................. $25.90
    1991.............................................. $25.60
    1992.............................................. $25.30
    1993.............................................. $25.00

    (E) The sum per share for the Preferred Stock, 10.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 10.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after June 30, 1988 and prior to July 1, 1989 at a redemption price of $26.19 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Optional Redemption
    Ended June 30,                                 Price Per Share

    1990.............................................. $25.90
    1991.............................................. $25.60
    1992.............................................. $25.30
    1993.............................................. $25.00

    (G) The shares of the Preferred Stock, 10.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on June 30, 1989 and on each June 30 thereafter to and including June 30, 1992 (so long as any shares of the Preferred Stock, 10.75% Series are outstanding) 320,000 shares of the Preferred Stock, 10.75% Series (or the number of the shares of the Preferred Stock, 10.75% Series then outstanding if less than 320,000) and on June 30, 1993 the balance of the shares of Preferred Stock, 10.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 10.75% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 10.75%

    Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 10.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption 86 shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.75% Series annually commencing on June 30, 1989 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) The Corporation may, at the option of the Board of Directors of the Corporation, on June 30, 1989, and on each June 30 thereafter to and including June 30, 1992, redeem 320,000 of the shares of the Preferred Stock, 10.75% Series, or any lesser number of shares which shall constitute all of the shares of the Preferred

    Stock, 10.75% Series then outstanding, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative.

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 10.75% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock,10.75% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (L) Shares of Preferred Stock, 10.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (M)  The  shares of  the Preferred  Stock, 10.75%  Series shall  be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 1st day of August, 1983.

    JOHN M. HAYNES
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.



    JOHN M. HAYNES
    Senior Vice President

    Sworn to before me this
    1st day of August, 1983.

    CAROLYN SCHMIDT

    Notary Public

    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1984

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., August 2, 1983


    CASES 28454 and 28455--Petition of Niagara Mohawk Power Corporation for Authority to Issue Shares of One or More New Series of Preferred 89
    Stock, $100 and/or $25 Par Value, having an Aggregate Par Value of up to $50,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed August 1, 1983, in accordance with the orders of the Public Service Commission each dated June 29, 1983.




    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]

    $25 par value

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _______________________



    Dated: December 22, 1983


    State of New York
    Department of State
    Filed December 27, 1983
    Tax--None
    Filing Fee--$60

    LEBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    _______________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson

    Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 92 to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the 93 provisions of Subdivision (E) of Paragraph (5) of part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of an eighteenth additional series of Preferred Stock, to consist of 1,000,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(R) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 10.13% Series ($25 par value)

    4(R) The number, designation, relative rights, preferences and limitations of the eighteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the eighteenth additional series shall be 1,000,000 shares and the designation of such series shall be "Preferred Stock, 10.13% Series ($25 par value)".

    (B) The dividend rate of the Preferred Stock, 10.13% Series ($25 par value) shall be ten and thirteen hundredths per cent (10.13%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock,

    10.13% Series ($25 par value) shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Sock, 10.13% Series ($25 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.13% Series ($25 par value), or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($25 par value)), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 10.13% Series ($25 par value) shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.13% Series ($25 par value) shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 10.13% Series ($25 par value) payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.533 per share through December 31, 1984, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Voluntary Liquidation
    Ended December 31,                               Price Per Share

    1985............................................  $27.252
    1986............................................  $26.970
    1987............................................  $26.689
    1988............................................  $26.407
    1989............................................  $26.126
    1990............................................  $25.845
    1991............................................  $25.563
    1992............................................  $25.282
    1993............................................  $25.000

    (E) The sum per share for the Preferred Stock, 10.13% Series ($25 par value) payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 10.13% Series ($25 par value) shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after December 31, 1987 and prior to January 1, 1989 at a redemption price of $26.407 per share, and thereafter at the following redemption prices, 96 in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Optional Redemption
    Ended December 31,                             Price Per Share

    1989............................................  $26.126
    1990............................................  $25.845
    1991............................................  $25.563
    1992............................................  $25.282
    1993............................................  $25.000

    (G) The shares of the Preferred Stock, 10.13% Series ($25 par value) shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.13% Series ($25 par value), but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.13% Series ($25 par value) the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Preferred Stock, 10.13% Series ($25 par value) are outstanding) 100,000 shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 100,000) on December 31, 1987 and on December 31, 1988, 75,000 shares of the Preferred Stock, 10.13% Series ($25 par value) (or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 75,000) on December 31, 1989, 100,000 shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 100,000) on December 31, 1990 and on December 31, 1991, 325,000
    shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 325,000) on December 31, 1992 and the balance of the shares of Preferred Stock, 10.13% Series ($25 par value) then outstanding on December 31, 1993, in each case at a 97 redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 10.13% Series ($25 par value) pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 10.13% Series ($25 par value) by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 10.13% Series ($25 par value) shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.13% Series ($25 par value) annually commencing on December 31, 1987 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.13% Series ($25 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.13% Series ($25 par value) or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($25 par value)), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 10.13% Series ($25 par value) pursuant to subdivision (F) or (H) above, such redemption shall be made (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 10.13% Series ($25 par value), provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Preferred Stock, 10.13% Series ($25 par value) redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Preferred Stock, 10.13% Series ($25 par value) shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of December, 1983.

    JOHN M. HAYNES
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M.  HAYNES, being  duly  sworn, deposes  and says  that he  is

    Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN M. HAYNES
    Senior Vice President

    Sworn to before me this
    22nd day of December, 1983.

    LINDA A. CHAMBERS
    Notary Public

    LINDA A. CHAMBERS
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 8241575
    My Commission Expires March 30, 1984

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., December 23, 1983


    CASES 28650 and 28651--Petitions of Niagara Mohawk Power Corporation for Authority to Issue Shares of One or More New Series of Preferred Stock, $100 and/or $25 Par Value, having an Aggregate Par Value of up to $50,000,000.


    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS

    CORPORATION LAW, executed December 22, 1983, in accordance with the orders of the Public Service Commission each dated December 21, 1983.




    By the Commission,


    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]

    $100 par value

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the

    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    _______________________




    Dated: December 22, 1983

    State of New York
    Department of State
    Filed December 27, 1983
    Tax--None
    Filing Fee--$60

    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022
    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ___________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 103 to as the "1950 Certificate of Amendment".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7, 1976, the 2,400,000 authorized but unissued shares of Preferred

    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the 104 provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the

    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a nineteenth additional series of Preferred Stock, to consist of 250,000 shares of the par value of $100 per share of the authorized 3,400,000 shares of Preferred Stock of the Corporation of the par value of $100 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    4(S)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 10.13% Series ($100 par value)

    4(S) The number, designation, relative rights, preferences and limitations of the nineteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the nineteenth additional series shall be 250,000 shares and the designation of such series shall be "Preferred Stock, 10.13% Series ($100 par value)".

    (B) The dividend rate of the Preferred Stock, 10.13% Series ($100 par value) shall be ten and thirteen hundredths per cent (10.13%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 10.13% Series ($100 par value) shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 10.13% Series ($100 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.13% Series ($100 par value), or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($100 par value)), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 10.13% Series ($100 par value) shall have been fully paid, or 106 declared and set apart for payment.

    (C) Except as provided under the heading "GeneralProvisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.13% Series ($100 par value) shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 10.13% Series ($100 par value) payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be

    $110.13 per share through December 31, 1984, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Voluntary Liquidation
      Ended December 31,                            Price Per Share


    1985...........................................   $109.004
    1986...........................................   $107.879
    1987...........................................   $106.753
    1988...........................................   $105.628
    1989...........................................   $104.502
    1990...........................................   $103.377
    1991...........................................   $102.251
    1992...........................................   $101.126
    1993...........................................   $100.000

    (E) The sum per share for the Preferred Stock, 10.13% Series ($100 par value) payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 10.13% Series ($100 par value) shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after

    December 31, 1987 and prior to January 1, 1989 at a redemption price of $105.628 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Optional Redemption
      Ended December 31,                           Price Per Share

    1989...........................................   $104.502

    1990...........................................   $103.377
    1991...........................................   $102.251
    1992...........................................   $101.126
    1993...........................................   $100.000

    (G) The shares of the Preferred Stock, 10.13% Series ($100 par value) shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.13% Series ($100 par value), but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.13% Series ($100 par value) the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Preferred Stock, 10.13% Series ($100 par value) are outstanding), 25,000 shares of the Preferred Stock, 10.13% Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 25,000) on December 31, 1987 and on December 31, 1988, 18,750 shares of the Preferred Stock, ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 18,750) on December 31, 1989, 25,000 shares of the Preferred Stock, 10.13%
    Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 25,000) on December 31, 1990 and on December 31, 1991, 81,250 shares of the Preferred Stock, 10.13% Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 81,250 on December 31, 1992 and the balance of the shares of 108 Preferred Stock, 10.13% Series ($100 par value) then outstanding on December 31, 1993, in each case at a redemption price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 10.13% Series ($100 par value) pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 10.13% Series ($100 par value) by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 10.13% Series ($100 par value) shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock, under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.13% Series ($100 par value) annually commencing on December 31, 1987 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.13% Series ($100 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.13% Series ($100 par value) or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($100 par value)), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 10.13% Series ($100 par value) pursuant to subdivision (F) or (H) above, such redemption shall be made (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock,

    10.13% Series ($100 par value), provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Preferred Stock, 10.13% Series ($100 par value) redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $100 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $100 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Preferred Stock, 10.13% Series ($100 par value) shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation 110
    Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of December, 1983.

    JAMES M. HAYNES

    Senior Vice President

    HAROLD J. BOGAN
    Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says that he is Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN M. HAYNES
    Senior Vice President

    Sworn to before me this
    22nd day of December, 1983.

    LINDA A. CHAMBERS
    Notary Public

    LINDA A. CHAMBERS
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 8241575
    My Commission Expires March 30, 1984

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., December 23, 1983


    CASES 28650 and 28651--Petitions of Niagara Mohawk Power Corporation for Authority to Issue Shares of One or More New Series of Preferred Stock, $100 and/or $25 Par Value, having an Aggregate Par Value of up to $50,000,000.


    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed December 22, 1983, in accordance with the orders of the Public Service Commission each dated December 21, 1983.




    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]

    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    ______________________



    Dated: May 29, 1984



    State of New York
    Department of State
    Filed June 4, 1984
    Tax--$137,500
    Filing Fee--$60

    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    __________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preferred Stock of the par value of $25 each which the Corporation shall have the authority to issue by an additional 10,000,000 shares of such Preferred Stock and to increase the 114 aggregate number of shares of Common Stock of the par value of $1 each which the Corporation shall have the authority to issue by an additional 25,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 19,600,000 shares of Preferred Stock with a par value of $25 each, 4,000,000 shares of Preference Stock with a par value of $25 each and 150,000,000 shares of Common Stock with a par value of $1 each.

    IV

    The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

    "IV. A. The total number of shares which the Corporation may have is 177,000,000, of which 3,400,000 are to have a par value of $100 each, 23,600,000 are to have a par value of $25 each and 150,000,000 are to have a par value of $1 each."

    "C.  The shares of the Corporation are to be classified as follows:

    3,400,000 shares are to be Preferred Stock with a par value of $100 each; 19,600,000 shares are to be Preferred Stock with a par value of $25 each; 4,000,000 shares are to be Preference Stock with a par value of $25 each; and 150,000,000 shares are to be Common Stock with a par value of $1 each."

    V

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VI

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the consent of the holders of at least two- 115 thirds of the outstanding shares of the Corporation's Preference Stock and by the votes cast in person or by proxy by the holders of record of a majority of the outstanding shares of the Corporation's Common Stock entitled to vote at the stockholders' meeting in person or duly held at the offices of the Corporation at 300 Erie Boulevard West, in the City of Syracuse, New York, on the first day of May, 1984, at 10:30 A.M., pursuant to Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 29th day of May, 1984.

    JOHN H. TERRY
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says, that he is a Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

    JOHN H. TERRY

    Sworn to before me this
    29th day of May, 1984

    LINDA WOLNIAK

    LINDA WOLNIAK
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4607311

    My Commission Expires March 30, 1985

    Adj. Rate Preferred
    Stock, Series B

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law



    ______________________



    Dated: August 28, 1984

    State of New York
    Department of State
    Filed August 29, 1984

    Tax--None
    Filing Fee--$60



    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the

    Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    In  accordance with the provisions  of Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In accordance with  the provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the 119 total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twentieth additional series of Preferred Stock, to consist of 2,000,000 shares of the par value of $25 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    (4T)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular  Provisions  Applicable  to  Adjustable  Rate  Preferred
    Stock, Series B

    (4T) The number, designations, relative rights, preferences and limitations of the twentieth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V 120 of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twentieth additional series shall be 2,000,000 shares and the designation of such series shall be "Adjustable Rate Preferred Stock, Series B".

    (B) the dividend rate of the Adjustable Rate Preferred Stock, Series B shall be 13.375% per annum for the initial dividend period ending December 31, 1984 and .625% above the applicable Rate (as defined below) per annum thereafter, but in no case less than 7.50% per annum or more than 16.50% per annum (computed in each case on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Adjustable Rate Preferred Stock, Series B shall be cumulative from the date of the original issue thereof. So long as any shares of the Adjustable Rate Preferred Stock, Series B shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Adjustable Rate Preferred Stock, Series B or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series B) unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Adjustable Rate Preferred Stock, Series B shall have been fully paid, or declared and set apart for payment.

    Except as provided below in this paragraph, the "Applicable Rate" for any dividend period will be the highest of (i) the Treasury Bill Rate, (ii) the Ten Year Constant Maturity Rate and (iii) the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such dividend period. In the event that the Company determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, then the Applicable Rate for such 121 dividend period shall be the higher of whichever of such rates can be determined. In the event that the Company determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate for such dividend period shall be the Applicable Rate in effect for the preceding dividend period.

    Except as provided below in this paragraph, the "Treasury Bill Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the 122
    Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year
    Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such 123 dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average 124

    Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during Calendar Period by any Federal Reserve Bank or by any U.S. Government, department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield, shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen or more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity 125 date not less than eighteen or more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate shall each be rounded to the nearest five one-hundredths of a percentage point.

    As used herein, the term "Calendar Period" means a period of fourteen calendar days; the term "Special Securities" means securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount; the term "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and the term "Twenty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of twenty years).

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Adjustable Rate Preferred Stock, Series B shall have no voting rights whatsoever.

    (D) The sum per share for the Adjustable Rate Preferred Stock, Series B payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $25.75 per share through September 30, 1994 and $25.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (E) The sum per share for the Adjustable Rate Preferred Stock, Series B payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Adjustable Rate Preferred Stock, Series B shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after September 30, 1989 and prior to October 1, 1994, at a redemption price of $25.75 per share and thereafter at a redemption price of $25.00 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (G) The shares of the Adjustable Rate Preferred Stock, Series B shall be exchangeable on a share for share basis into other shares of Adjustable Rate Preferred Stock, Series B, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Adjustable Rate Preferred Stock, Series B, the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Adjustable Rate Preferred Stock, Series B are outstanding) 50,000 shares of the Adjustable Rate Preferred Stock, Series B (or the number of the shares of the Adjustable Rate Preferred Stock, Series B then outstanding if less than 50,000) on September 30, 1993 and on each September 30 thereafter to and including September 30, 2023 and the balance of the shares of the Adjustable Rate Preferred Stock, Series B then outstanding on August 15, 2024, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared.

    (I) Shares of the Adjustable Rate Preferred Stock, Series B shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to 127
    All  Series of  Preferred  Stock" in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V  of  the 1950  Certificate  of Amendment  and  subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Adjustable Rate Preferred Stock, Series B annually commencing on September 30, 1993 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Adjustable Rate Preferred Stock, Series B shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Adjustable Rate Preferred Stock, Series B or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series B), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Adjustable Rate Preferred Stock, Series B which it is required to retire on any such
    September  30,  the  deficit  shall  be  made  good  on  the  first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Adjustable Rate Preferred Stock, Series B. Shares of Adjustable Rate Preferred Stock, Series B purchased, redeemed pursuant to subdivision (F) above or otherwise acquired by the Corporation (except pursuant to subdivision (H) above) and not theretofore so applied may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

    (J) In every case of redemption of less than all of the outstanding shares of Adjustable Rate Preferred Stock, Series B pursuant to subdivision (F) or (H) above, such redemption shall be made (i) with 128 respect to each holder of 5% or more of the then outstanding shares of Adjustable Rate Preferred Stock, Series B, pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Adjustable Rate Preferred Stock, Series B redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Adjustable Rate Preferred Stock, Series B shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 28th day of August, 1984.

    JOHN W. POWERS
    Vice President-Treasurer

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]


    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN W. POWERS, being duly sworn, deposes and says that he is Vice President-Treasurer of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN W. POWERS
    Vice President-Treasurer

    Sworn to before me this
    28th day of August, 1984.

    LINDA A. CHAMBERS
    Notary Public

    LINDA A. CHAMBERS
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 8241575
    My Commission Expires March 30, 1986

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., August 29, 1984

    CASES 28784 and 28785--Petitions of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more series of preferred stock, $100 and/or $25 par value, with aggregate par value not to exceed $50,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed August 28, 1984, in accordance with the orders of the Public Service Commission each dated May 30, 1984.



    By the Commission,

    WILLIAM BARNES
    Deputy Secretary

    [SEAL OF THE COMMISSION]



    [CONFORMED COPY]

    CERTIFICATE OF AMENDMENT


    of the

    CERTIFICATE OF INCORPORATION


    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law



    ___________________________



    Dated:  April 15, 1985



    State of New York
    Department of State
    Filed April 17, 1985
    Tax--None
    Filing Fee--$60




    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022
    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    __________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    In accordance with  the provisions of Subdivision  (E) of Paragraph

    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In accordance  with the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i)  through December  31, 1988,  of unsecured  indebtedness in  an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences and limitations of a twenty-first additional series of Preferred Stock, to consist of 2,000,000 shares of the par value of $25 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    (4U)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 134
    1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular  Provisions  Applicable  to  Adjustable  Rate  Preferred
    Stock, Series C

    (4U) The number, designations, relative rights, preferences and limitations of the twenty-first additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twenty-first additional series shall be 2,000,000 shares and the designation of such series shall be "Adjustable Rate Preferred Stock, Series C".

    (B) The dividend rate of the Adjustable Rate Preferred Stock, Series C shall be 12.12% per annum for the initial dividend period ending June 30, 1985 and .40% above the Applicable Rate (as defined below) per annum thereafter, but in no case less than 7% per annum or more than 15.50% per annum (computed in each case on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Adjustable Rate Preferred Stock, Series C shall be cumulative from the date of the original issue thereof. So long as any shares of the Adjustable Rate Preferred Stock, Series C shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Adjustable Rate Preferred Stock, Series C or make any payment on account of, or set apart money for a sinking or other analogous fund for the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series C) unless at 135 the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Adjustable Rate Preferred Stock, Series C shall have been fully paid, or declared and set apart for payment.

    Except as provided below in this paragraph, the "Applicable Rate" for any dividend period will be the highest of (i) the Treasury Bill Rate, (ii) the Ten Year Constant Maturity Rate and (iii) the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such dividend period. In the event that the Company determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, then the Applicable Rate for such dividend period shall be the higher of whichever of such rates can be determined. In the event that the Company determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate for such dividend period shall be the Applicable Rate in effect for the preceding dividend period.

    Except as provided below in this paragraph, the "Treasury Bill Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. government department or agency selected by the Company. In the event that a per annum market 136 discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the

    Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average 138 yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty

    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar
    Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special

    Securities) then having maturities of not less than eighteen or more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date of not less than eighteen or more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate shall each be rounded to the nearest five one-hundredths of a percentage point.

    As used herein, the term "Calendar Period" means a period of fourteen calendar days; the term "Special Securities" means securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount; the term "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and the term "Twenty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of twenty years).

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part 140
    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Adjustable Rate Preferred Stock, Series C shall have no voting rights whatsoever.

    (D) The sum per share for the Adjustable Rate Preferred Stock, Series C payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $25.75 per share through June 30, 1995 and $25.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (E)   The sum per  share for  the Adjustable Rate  Preferred Stock,
    Series C payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Adjustable Rate Preferred Stock, Series C shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after June

    30, 1990 and prior to July 1, 1995, at a redemption price of $25.75 per share and thereafter at a redemption price of $25.00 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (G) The shares of the Adjustable Rate Preferred Stock, Series C shall be exchangeable on a share for share basis into other shares of Adjustable Rate Preferred Stock, Series C, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) In every case of redemption of less than all of the outstanding shares of Adjustable Rate Preferred Stock, Series C pursuant to subdivision (F) above, such redemption shall be made
    (i) with respect to each holder of 5% or more of the then outstanding shares of Adjustable Rate Preferred Stock, Series C, pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (I) Shares of Adjustable Rate Preferred Stock, Series C redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (J) The shares of the Adjustable Rate Preferred Stock, Series C shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    V

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 15th day of April, 1985.

    JOHN H. TERRY
    Senior Vice President, General
    Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President, General
    Counsel and Secretary

    Sworn to before me this
    15th day of April, 1985.

    MARILYN A. GARROW
    Notary Public

    MARILYN A. GARROW
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 31, 1986

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION



    Albany, N.Y., April 16, 1985

    CASES 28835 and 28836--Petitions of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more series of preferred stock, $100 and/or $25 par value, with aggregate par value not to exceed $50,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed April 15, 1985, in accordance with the orders of the Public Service Commission dated January 30, 1985 and April 3, 1985.

    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]



    [CONFORMED COPY]

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    __________________




    Dated:  April 30, 1985



    State of New York
    Department of State
    Filed May 3, 1985

    Tax-None
    Filing Fee--$60



    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York   10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on Janaury 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    In  accordance with the provisions  of Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In accordance with  the provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-second additional series of Preferred Stock, to consist of 1,000,000 shares of the par value of $25 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4V) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended 147 by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 12.75% Series

    (4V) The number, designations, relative rights, preferences and limitations of the twenty-second additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A)    The  number  of  shares  to  constitute  the   twenty-second
    additional series shall be 1,000,000 shares and the designation of such series shall be "Preferred Stock, 12.75% Series".

    (B) The dividend rate of the Preferred Stock, 12.75% Series shall be twelve and three quarters per cent (12.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 12.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 12.75% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than in exchange for or registration of transfer of shares of Preferred Stock then outstanding) or voluntarily redeem or repurchase shares of Preferred Stock, unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, or at the date of such issuance, voluntary redemption or repurchase, all dividends payable on the Preferred Stock, 12.75% Series shall have been fully paid, or declared and set apart for payment. The Corporation shall pay all dividends which shall have been declared on the Preferred Stock, 12.75% Series not later than the earlier of (i) 92 days following the date of such declaration or (ii) 10 days following the date on which funds for the payment thereof shall have been set apart.

    (C)   Except  as  provided under  the  heading "General  Provisions

    Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.75% Series shall have no voting rights whatsoever.

    (D) So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not issue any shares of Preferred Stock or any other stock ranking pari passu with Preferred Stock that by its terms shall entitle the holders thereof to (i) more than one-quarter (1/4) vote per $25 of par value, in the case of Preferred Stock, or the equivalent in the case of such other stock, (ii) a sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation in excess of the par value thereof, plus an amount equal to the dividends accrued and unpaid on such share whether or not earned or declared, or (iii) a sum per share payable upon mandatory redemption thereof in excess of the par value thereof, plus an amount equal to the dividends accrued and unpaid on such share whether or not earned or declared. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not, without the prior written consent of the holders of record of at least two-thirds of the shares of the Preferred Stock, 12.75% Series then outstanding, issue any shares of Preferred Stock or any other capital stock ranking pari passu with Preferred Stock that by its terms shall entitle the holders thereof to (a) vote as a series on any merger or consolidation of the Corporation,(b) vote for or elect one or more members of the Board of Directors of the Corporation at any time when the holders of the Preferred Stock, 12.75% Series have no such right or (c) vote as a series on amendments to the Certificate of Incorporation, in each case unless otherwise required by the Certificate of Incorporation, as amended to the date hereof, or applicable law.

    (E) So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not (i) authorize or create any series or issue any shares of Preferred Stock or any other stock or (ii) enter into, issue or become bound by any contract, indenture, bond, note or other agreement or evidence of indebtedness, in either case that limits the payment of dividends or other distribution on, or the mandatory redemption of, any shares of Preferred Stock, 12.75% Series, other than by any such limitations that are no more restrictive than the most restrictive limitations contained in the Certificate of Incorpoation, as heretofore and hereby amended, and the Mortgage Trust Indenture dated as of October 1, 1937 between the Corporation and The Marine Midland Trust Company of New York, as heretofore modified by indentures supplemental thereto.

    (F) The sum per share for the Preferred Stock, 12.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.20 per share prior to June 30, 1986, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months                        Voluntary Liquidation
    Prior to June 30,                               Price Per Share

    1987....................................         $28.04
    1988....................................         $27.88
    1989....................................         $27.72

    1990....................................         $27.56
    1991....................................         $27.40
    1992....................................         $27.24
    1993....................................         $27.08
    1994....................................         $26.92
    1995....................................         $26.76
    1996....................................         $26.60
    1997....................................         $26.44
    1998....................................         $26.28
    1999....................................         $26.12
    2000....................................         $25.96
    2001....................................         $25.80

    2002....................................         $25.64
    2003....................................         $25.48
    2004....................................         $25.32
    2005....................................         $25.16
    2006 and thereafter.....................         $25.00

    (G) The sum per share for the Preferred Stock, 12.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (H) The shares of the Preferred Stock, 12.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after issuance and prior to June 30, 1986 at a redemption price of $28.20 per share, and thereafter at teh following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, wherether or not earned or declared:

    For the Twelve Months                        Optional Redemption
    Prior to June 30,                               Price Per Share

    1987....................................         $28.04
    1988....................................         $27.88
    1989....................................         $27.72

    1990....................................         $27.56
    1991....................................         $27.40
    1992....................................         $27.24
    1993....................................         $27.08
    1994....................................         $26.92
    1995....................................         $26.76
    1996....................................         $26.60
    1997....................................         $26.44
    1998....................................         $26.28
    1999....................................         $26.12
    2000....................................         $25.96
    2001....................................         $25.80

    2002....................................         $25.64
    2003....................................         $25.48
    2004....................................         $25.32
    2005....................................         $25.16
    2006 and thereafter.....................         $25.00

    provided, however, that the Board of Directors of the Corporation shall not prior to June 30, 1990 exercise its option to redeem any shares of the Preferred Stock, 12.75% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, or borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 12.75% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 12.75% per annum.

    (I) The shares of the Preferred Stock, 12.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 12.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (J) As a sinking fund with respect to the shares of the Preferred Stock, 12.75% Series the Corporation will, subject to the provisions of subdivision (M) below, call for redemption and retire on June 30, 152
    1991 and on each June 30 thereafter to and including June 30, 2010 (so long as any shares of the Preferred Stock, 12.75% Series are outstanding) 50,000 shares of the Preferred Stock, 12.75% Series (or the number of the shares of the Preferred Stock, 12.75% Series then outstanding if less than 50,000), in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 12.75% Series pursuant to subdivision (H) above or subdivision (K) or (L) below, or any purchase or other acquisition of any shares of the Preferred Stock, 12.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (J).

    (K) The Corporation may, at the option of the Board of Directors of the Corporation, on June 30, 1991, and on each June 30 thereafter to and including June 30, 2010, redeem up to 50,000 shares of the Preferred Stock, 12.75% Series, or any lesser number of shares which shall constitute all of the shares of the Preferred Stock, 12.75% Series then outstanding, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (J) above, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative.

    (L) In the event that the Corporation shall not exercise in full its option, pursuant to subdivision (K) above, to redeem up to 50,000 additional shares of the Preferred Stock, 12.75% Series on June 30, 1991 or on any June 30 thereafter to and including June 30, 2010 (each such date being hereinafter referred to as a "sinking fund date"), then each holder of shares of the Preferred Stock, 12.75% Series then outstanding may require the Corporation to redeem, and, subject to any applicable restrictions of law, the Corporation shall redeem, on such sinking fund date, in addition to shares then to be redeemed pursuant to subdivision (K) above, a number of shares of the Preferred Stock, 12.75% Series not greater than the additional number of whole shares of the Preferred Stock, 12.75% Series held by such 153 holder that would have been redeemed if the Company had exercised in full its option to redeem such additional 50,000 shares of the Preferred Stock, 12.75% Series, at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared, which right to require redemption shall be noncumulative. To exercise its right to require redemption by the Corporation of such additional shares of Preferred Stock, 12.75% Series pursuant to this subdivision (L), a holder shall deliver notice in writing to the Corporation not less than 20 days prior to the applicable sinking fund date specifying the number of such shares to be so redeemed by the Corporation.

    (M) Shares of the Preferred Stock, 12.75% Series shall be called for redemption for the sinking fund as required by subdivision (J) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 12.75% Series annually commencing on June 30, 1991 for such sinking fund, pursuant to said subdivision (J), shall be cumulative. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 12.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than in exchange for or registration of transfer of shares of Preferred Stock then outstanding), or voluntarily redeem or repurchase shares of Preferred Stock, unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, or at the date of such issuance, voluntary redemption or repurchase, no redemption required by subdivision (J) or (L) shall be in arrears.

    (N) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 12.75% Series pursuant to subdivision (H), (J) or (K) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 12.75% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (O) Shares of Preferred Stock, 12.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (P) The shares of the Preferred Stock, 12.75% Series shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 30th day of April, 1985.

    JOHN H. TERRY
    Senior Vice President,

    General Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    Sworn to before me this
    30th day of April, 1985.

    MARILYN A. GARROW
    Notary Public

    MARILYN A. GARROW

    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1986.


    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., May 2, 1985



    CASE 28834--Petition of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more series of preferred stock, $100 and/or $25 par value, with an aggregate par value not to exceed $25,000,000.

    *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed April 30, 1985, in accordance with the order of the Public Service Commission dated January 30, 1985.



    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]



    CERTIFICATE OF AMENDMENT


    of the

    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law



    ___________________




    Dated:  December 19, 1986




    State of New York
    Department of State
    Filed December 24, 1986
    Tax--None
    Filing Fee--$60

    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York  10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 159 to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    In accordance  with the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    In accordance with the provisions  of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the 160 principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-third additional series of Preferred Stock, to consist of 3,000,000 shares of the par value of $25 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4W) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 8.75% Series

    (4W) The number, designations, relative rights, preferences and limitations of the twenty-third additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twenty-third additional series shall be 3,000,000 shares and the designation of such series shall be "Preferred Stock, 8.75% Series".

    (B) The dividend rate of the Preferred Stock, 8.75% Series shall be eight and three quarters percent (8.75%) per annum (computed on the 161 basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 8.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 8.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 8.75% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 8.75% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 8.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 8.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.19 per share prior to December 31, 1991, $25.75 per share on and after December 31, 1991 and prior to January 1, 1993 and thereafter the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months Ended                  Voluntary Liquidation
    December 31                                     Price Per Share

    1993.............................                  $25.50
    1994.............................                   25.25
    1995.............................                   25.00

    1996.............................                   25.00
    (
    E) The sum per share for the Preferred Stock, 8.75% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 8.75% Series shall be redeemable at the option of the Corporation, either as a whole or in part, at any time on or after December 31, 1991 and prior to January 1, 1993 at a redemption price of $25.75 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

    For the Twelve Months Ended                  Optional Redemption
    December 31                                    Price Per Share

    1993.............................                 $25.50
    1994.............................                  25.25
    1995.............................                  25.00
    1996.............................                  25.00

    (G) The shares of the Preferred Stock, 8.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 8.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 8.75% Series the Corporation will, subject to the provisions of the subdivision (J) below, call for redemption and retire on

    December 31, 1992 and on each December 31, thereafter to and including December 31, 1996 (so long as any shares of the Preferred Stock, 8.75% Series are outstanding) 600,000 shares of the Preferred Stock, 8.75% Series (or the number of the shares of the Preferred Stock, 8.75% Series then outstanding if less than 600,000), in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 8.75% Series pursuant to subdivision (F) above or subdivision (I) below shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) The Corporation may, at its option, on December 31, 1992 and on each December 31 thereafter to and including December 31, 1996, redeem up to 600,000 shares of the Preferred Stock, 8.75% Series, or any lesser number of shares which shall constitute all of the shares of the Preferred Stock, 8.75% Series then outstanding, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be non-cumulative.

    (J) Shares of the Preferred Stock, 8.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent amendments. Such redemption shall be mandatory and not at the option of the Corporation but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 8.75% Series annually commencing on December 31, 1992 for such sinking fund, pursuant to said subdivision (H), shall be cumulative. So long as any shares of the Preferred Stock, 8.75% Series shall be outstanding, the Corporation shall not declare any dividend on the

    Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 8.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund requirement required by subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 8.75% Series, which it is required to retire on any such December 31, the deficit shall be made good on the first succeeding December 31 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 8.75% Series. Shares of the Preferred Stock, 8.75% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing December 31, dates.

    (K)    In  every  case  of  redemption  of  less  than  all of  the outstanding shares of Preferred Stock, 8.75% Series pursuant to subdivision (F), (H) or (I) above, the shares to be redeemed shall be chosen by lot, in any manner deemed appropriate by the transfer agent of the Preferred Stock, 8.75% Series, and redemption shall otherwise be in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (L) Shares of Preferred Stock, 8.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the 165
    Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (M) The shares of the Preferred Stock, 8.75% Series shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 19th day of December, 1986.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]


    STATE OF NEW YORK     )
    COUNTY OF ONONDAGA ) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power 166
    Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    Sworn to before me this
    19th day of December, 1986.

    MARILYN A. GARROW
    Notary Public

    MARILYN A. GARROW
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1988
    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION



    Albany, N.Y., December 23, 1986



    CASES 28984 and 28837--Petitions of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more series of preferred stock, $100 and/or $25 par value, with aggregate par value not to exceed $75,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS

    CORPORATION LAW, executed December 19, 1986, in accordance with the orders of the Public Service Commission dated December 17, 1986.

    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]



    [CONFORMED COPY]



    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    _________________________

    State of New York
    Department of State
    Filed June 1, 1987

    Tax--None
    Filing Fee--$60



    Dated: May 22, 1987



    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ___________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) to permit the dividend payment dates on future series of Preferred Stock to be a date or dates fixed by the Board of Directors with respect to each particular series rather than limited to the last day of March, June, September and December and (2) to expand the purpose clause and powers of the Corporation.

    IV

         The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Subparagraph (A) of Paragraph
    (5) of Part D of Article IV of the Corporation's Certificate of Incorporation, as amended, will be further amended to read as follows:

    "(A) The holders of the Preferred Stock of each series shall be entitled to receive, but only when, as and if declared by the Board of Directors, dividends at the rate fixed for such series and no more. Such dividends shall be payable on a date or dates which shall be fixed by the Board of Directors and shall be cumulative from such date as may be fixed for the series. All dividends payable on Preferred Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Common Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all outstanding shares of the Preferred Stock at the rates fixed for the respective series shall not have been paid or set apart for payment, the deficiency shall be fully paid or set apart for payment before any dividends shall be paid or set apart for payment on the Common Stock. Dividends in full shall not be paid or set apart for payment 170 on the Preferred Stock of any one series for any dividend period unless dividends in full have been or are contemporaneously paid or set apart for payment on the Preferred Stock of all other series for all dividend periods in respect of such series terminating on the same or an earlier date. When the stated dividends are not paid in full on all series of the Preferred Stock in respect of any dividend period, the shares of all series having the same dividend period shall share ratably in the payment of dividends, including accumulations, if any, based on the dividends which would be payable on said shares if all dividends in respect of such series were paid in full. A 'dividend period' is the period between any two consecutive dividend payment dates, excluding the first of such dates, as fixed for the series to which a share or shares shall belong. Accruals of dividends shall not bear interest. With respect to all series of Preferred Stock outstanding in May 5, 1987, dividends shall continue to be paid on the last day of March, June, September and December in each year."

    V

    The Certificate of Consolidation of this Corporation, as amended, is hereby further amended by inserting the following Article IA to read as follows:

    "IA. The purposes of the Corporation are to engage in rendering electric or gas service, or both, to the public within the State of New York, subject to the jurisdiction of the Public Service Commission as and to the extent provided by law.

    In addition to any and all activities comprehended within the foregoing paragraph, the Corporation shall have the power:

    (i) to engage in any business or operation incidental to any business above referred to; to conduct contracting and engineering operations; to search for, create, prospect, construct, manufacture, purchase, hold, lease, develop, operate, treat, use, transport, sell, mortgage, pledge, import, export and otherwise acquire and dispose of and deal in and with properties and rights, of whatever character and 171 wherever situated, real and personal, tangible and intangible, as may be necessary for or incidental to the purposes aforesaid or in connection with any similar or related business, including lands, mines, minerals, buildings, plants, equipment, warehouses, materials, products, merchandise, securities, choses in action, inventions, secrets, patents, trademarks and goodwill; to make contracts; to borrow money, contract debts and issue notes, bonds and other obligations, either secured or unsecured; to acquire, by purchase, subscription or otherwise, and to hold and dispose of, all or any part of the stock, bonds and (or) other obligations of any corporation or association, domestic or foreign, and to pay, issue or assign, in consideration or part consideration therefor, cash or the stock, bonds or other obligations of this Corporation or any other lawful consideration; to purchase or otherwise acquire and to hold and dispose of the stock, bonds and other obligations of this Corporation or any other corporation or business or not-for-profit entity, provided that this Corporation's capital be not impaired by any such acquisition of its own stock; to guarantee the stock, bonds or other obligations of, to lend money to and otherwise to assist any corporation, association or other business or not-for-profit entity, whose stock (or its equivalent), bonds or other obligations or any part thereof may be acquired, held or disposed of by this Corporation, or in which this Corporation may be otherwise interested in any way, and to do all things for the protection or improvement of such stock, bonds or other obligations; to purchase or otherwise acquire, from any person or persons, corporation or corporations, and to hold, manage, conduct and dispose of, all or any part of their respective properties and businesses of any character aforesaid, including all or any part of the estate, property, rights, privileges and franchises of any of or all such corporations or associations, and to assume all or any part of the obligations thereof or incident thereto, and to pay, issue or assign, in consideration or part consideration therefor, cash or the stock, bonds or other obligations of this Corporation or any other lawful consideration and generally to do any and all things, not contrary to law, necessary or convenient for or in connection with the purposes aforesaid; and

    (ii) to carry on any other lawful business and to do any and everything necessary, suitable, convenient or proper for the accomplishment of any of the purposes or the attainment of any or all of the objects hereinbefore enumerated or incidental to the powers herein named or for the enhancement of the value of the property of this Corporation or which shall at any time appear conducive thereto or expedient.

    The purposes above stated are intended as both objects and powers; and no part of such statements is intended to be limited or restricted in any way by inference from any other part, or otherwise except as expressly stated; nor are such statements intended to limit or restrict in any way general powers which the Corporation may have under the present or future laws of the State of New York; but, anything herein to the contrary notwithstanding, the Corporation shall not have power to do anything at any time not then permitted by law to be done by a corporation organized under the Business Corporation Law, the Transportation Corporations Law or any similar or successor statute."

    VI

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VII

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the Board of Directors of the Corporation, followed by the votes cast in person or by proxy of the holders of record of the majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the 5th day of May, 1987, at 10:30

    A.M., pursuant to Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 22nd day of May, 1987.

    s/  JOHN H. TERRY
    John H. Terry
    Senior Vice President, General
    Counsel and Secretary

    s/  HAROLD J. BOGAN
    Harold J. Bogan
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    s/  JOHN H. TERRY
    John H. Terry
    Senior Vice President, General
    Counsel and Secretary

    Sworn to before me this
    22nd day of May, 1987.

    s/ MARILYN A. GARROW
    Notary Public

    MARILYN A. GARROW
    Notary Public in the State of New York

    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1988

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    ______________________






    Dated:  July 16, 1987

    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant  to  the  provisions  of  Section  805  of   the  BUSINESS
    CORPORATION LAW, the undersigned, being a Senior Vice President and Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 176 to as the "1950 Certificate of Consolidation".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    In accordance  with the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i)  through December  31, 1988,  of unsecured  indebtedness in  an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-fourth additional series of Preferred Stock, to consist of 1,000,000 shares of the par value of $25.00 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25.00 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as Paragraph

    (4X) 177
    (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 8.70% Series

    (4X) The number, designations, relative rights, preference sand limitations of the twenty-fourth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A)    The  number  of   shares  to  constitute  the  twenty-fourth
    additional series shall be 1,000,000 shares and the designation of such series shall be "Preferred Stock, 8.70% Series".

    (B) The dividend rate of the Preferred Stock, 8.70% Series shall be eight and seventy one-hundredths percent (8.70%) per annum of the par value thereof (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 8.70% Series shall be payable in cash on the last day of March, June, September and December in each year and, whether or not earned or declared, shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 8.70% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 8.70% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.70% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 8.70% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, and except that the provisions of this Paragraph (4X) shall not be amended without the vote or written consent of the holders of record of at least two-thirds of the total number of shares of the Preferred Stock, 8.70% Series then outstanding, the Preferred Stock, 8.70% Series shall have no voting rights whatsoever.

    (D) The cash sum per outstanding share for the Preferred Stock, 8.70% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.19 per share if paid on or prior to June 30, 1992, and if paid thereafter shall be the cash sum per share set forth below, plus in each case an amount in cash equal to the dividends accrued and unpaid on such share to the date of payment, whether or not earned or declared:

    If Paid During
    the Twelve
    Months                                       Voluntary Liquidation
    Ended June 30                                   Price Per Share

    1993........................................         $25.75
    1994........................................          25.50
    1995........................................          25.25
    1996 or any year thereafter.................          25.00

    (E) The sum per outstanding share for the Preferred Stock, 8.70% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be

    $25.00 per share plus an amount equal to the dividends accrued and unpaid on such share to the date of payment, whether or not earned or 179 declared.

    (F) The outstanding shares of the Preferred Stock, 8.70% Series shall be redeemable at the option of the Corporation, either as a whole or in part, at any time on or after July 1, 1992. The cash sum per outstanding share of Preferred Stock, 8.70% Series payable to the holders thereof upon redemption shall be the sum per share set forth below, plus in each case an amount in cash equal to the dividends accrued and unpaid on such share to the date of payment, whether or not earned or declared:

    If Paid During
    the Twelve
    Months                                       Optional Redemption
    Ended June 30                                  Price Per Share

    1993........................................         $25.75
    1994........................................          25.50
    1995........................................          25.25
    1996 or any year thereafter.................          25.00

    (G) The shares of the Preferred Stock, 8.70% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 8.70% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the outstanding shares of the Preferred Stock, 8.70% Series the Corporation will, subject to the provisions of Subdivision (J) below, call for redemption and retire on June 30, 1993 and on each June 30 thereafter to and including June 30, 1996 (so long as any shares of the Preferred Stock, 8.70% Series are outstanding) 200,000 shares of the Preferred Stock, 8.70% Series (or the number of the shares of the Preferred Stock, 8.70% Series then outstanding if less than 200,000) and on June 30, 1997 the balance of the shares of Preferred Stock, 8.70% Series then outstanding, in each case at a cash redemption price of $25.00 per share, plus an amount in cash equal to the dividends accrued and unpaid on such shares to the date of payment, whether or not earned 180 or declared. No redemption of shares of the Preferred Stock, 8.70% Series pursuant to Subdivision (F) above or Subdivision (I) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 8.70% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this Subdivision (H).

    (I) The Corporation may, at its option, on June 30, 1993 and on each June 30 thereafter to and including June 30, 1996, redeem up to 200,000 shares of the Preferred Stock, 8.70% Series in addition to shares then to be redeemed for the sinking fund pursuant to Subdivision (H) above, in each case at a cash redemption price of $25.00 per share, plus an amount in cash equal to the dividends accrued and unpaid on such shares to the date of payment, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative.

    (J) Shares of the Preferred Stock, 8.70% Series shall be called for redemption for the sinking fund as required by Subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V  of  the 1950  Certificate  of Amendment  and  subsequent amendments. Such redemption shall be mandatory and not at the option of the Corporation but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 8.70% Series annually commencing on June 30, 1993 for such sinking fund, pursuant to said Subdivision (H), shall be cumulative, whether or not funds of the Corporation are legally available to redeem such shares. So long as any shares of the Preferred Stock, 8.70% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 8.70% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.70% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund requirement required by Subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 8.70% Series, which it is required to retire on any such June 30, the deficit shall be made good on the first succeeding June 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 8.70% Series.

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 8.70% Series pursuant to Subdivisions (F), (H) or (I) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 8.70% Series, provided that only whole shares shall be selected for redemption, and not by lot, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (L) Shares of Preferred Stock, 8.70% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25.00 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25.00 per share as may be fixed from time to time by the Board of Directors, but shall not be reissued by the Corporation as shares of Preferred Stock, 8.70% Series.

    (M) The shares of the Preferred Stock, 8.70% Series shall be subject to (i) the consent set forth in the penultimate Subparagraph of 182
    Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last Subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of July, 1987.

    s/ JOHN M. HAYNES
    John M. Haynes
    Senior Vice President

    s/ JOHN H. TERRY
    John H. Terry
    Senior Vice President,
    General Counsel and Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    s/ JOHN H. TERRY

    John H. Terry
    Senior Vice President,
    General Counsel and Secretary

    Sworn to before me this
    16th day of July, 1987.

    s/ JO ANN HESKIN
    Notary Public

    JO ANN HESKIN
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4622678
    My Commission Expires July 31, 1989


    [CONFORMED COPY]


    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    ___________________

    State of New York
    Department of State
    Filed May 27, 1988
    Tax--None
    Filing Fee--$60



    Dated: May 25, 1988




    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    _____________________

    Pursuant   to  the  provisions  of  Section  805  of  the  BUSINESS
    CORPORATION LAW, the undersigned, being a Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) to limit the personal liability of Directors in certain circumstances, (2) to institute "fair price" provisions relating to certain business combinations and restrict future amendments of such provisions, (3) to institute provisions concerning the classification, number, term and removal of Directors and restrict future amendments of such provisions and
    (4) to eliminate cumulative voting by common shareholders for the election of the Board of Directors and restrict future amendments of such provision.

    IV

    To effect the amendment pursuant to clause (1) of paragraph III above, the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended by inserting the following Article XIIA to read as follows:

    "XIIA. To the fullest extent now or hereafter not expressly prohibited by the Business Corporation Law of the State of New York as currently in effect or as the same may hereafter be amended, no director of the Corporation shall be personally liable to the Corporation or its shareholders for damages for any breach of duty of such capacity. No amendment, modification, repeal of this
    Article XIIA, nor the adoption of any provision of this Certificate of Incorporation inconsistent with this Article XIIA, shall adversely affect any right or protection of any director that exists at the time of such amendment, modification, repeal or the adoption of any inconsistent provision."

    V

    To effect the amendments pursuant to clause (2) of paragraph III above, the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended by inserting the following Article IVA to read as follows:

    "IVA. The vote of the shareholders of the Corporation required to approve any Business Combination shall be as set forth in this
    Article IVA. The term "Business Combination" shall have the meaning ascribed to it in paragraph A.(2) of this Article IVA. Each other capitalized term shall have the meaning ascribed to it in paragraph C of this Article IVA.

    A.(1)   In addition to any affirmative vote required by law or this
    Certificate of Incorporation and except as otherwise expressly provided in paragraph B of this Article IVA:

    (A) any merger, consolidation or binding share exchange of the Corporation or any Subsidiary with (i) any Interested Shareholder or (ii) any other person (whether or not itself an Interested
    Shareholder) which is, or after such merger, consolidation or binding share exchange would be, an Affiliate of an Interested Shareholder; or

    (B) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of assets of the Corporation or any Subsidiary having an aggregate Fair Market Value of $5,000,000 or more; or

    (C) the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $5,000,000 or more, other than the issuance of securities upon the conversion of convertible securities of the Corporation or any Subsidiary which were not acquired by such Interested Shareholder (or such Affiliate) from the Corporation or a 187
    Subsidiary; or

    (D) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an
    Interested  Shareholder   or  any   Affiliate  of  any   Interested
    Shareholder; or

    (E) any transaction involving the Corporation or any Subsidiary (whether or not with or into or otherwise involving an Interested Shareholder), and including, without limitation, any reclassification of securities (including any reverse stock split), or recapitalization or reorganization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any self tender offer for or repurchase of securities of the Corporation by the Corporation or any Subsidiary or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder), which in any such case has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity securities or securities convertible into equity securities of the Corporation or any Subsidiary which is directly or indirectly beneficially owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

    shall require the affirmative vote of the holders of at least 75 percent of the combined voting power of the then outstanding shares of the Voting Stock, in each case voting together as a single class (it being understood that for purposes of this Article IVA each share of the Voting Stock shall have the number of votes granted to it pursuant to Article IV of this Certificate of Incorporation or any designation of the rights, powers and preferences of any class or series of Preferred or Preference Stock made pursuant to said
    Article IV (a "Preferred or Preference Stock Designation")), which vote shall include the affirmative vote of at least two-thirds (2/3) of the combined voting power of the outstanding shares of Voting Stock held by shareholders other than the Interested
    Shareholder. Such affirmative vote shall be required notwithstanding any provision of law or any other provision of this Certificate of Incorporation or 188 any agreement with any national securities exchange or otherwise which might permit a lesser vote or no vote and in addition to any affirmative vote required of the holders of any class or series of Voting Stock pursuant to law, this Certificate of Incorporation or any Preferred or Preference Stock Designation.

    (2) The term "Business Combination" as used in this Article IVA shall mean any transaction that is referred to in any one or more clauses (A) through (E) of paragraph A.(1) of this Article IVA.

    B. The provisions of paragraph A.(1) of this Article IVA shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as may be required by law, any other provision of this Certificate of Incorporation, any Preferred or Preference Stock Designation and any agreement with any national securities exchange, if, in the case of a Business Combination that does not involve any cash or other consideration being received by the shareholders of the Corporation, solely in their respective capacities as shareholders of the Corporation, the condition specified in the following paragraph (1) is met, or, in the case of any other Business Combination, the conditions specified in the following paragraph
    (1) or the conditions specified in the following paragraph (2) are met:

    (1) such Business Combination shall have been approved by a majority of the Disinterested Directors; or

    (2)  each of the five conditions specified in the following clauses
    (A) through (E) shall have been met:

    (A) the aggregate amount of the cash and the Fair Market Value as of the Consummation Date of any consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be at least equal to the highest of the following (it being intended that the requirements of this clause (2)(A) shall be required to be met with respect to all shares of Common Stock outstanding whether or not the Interested Shareholder has acquired any shares of the Common Stock):

    (i) if applicable, the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid in order to acquire any shares of Common Stock beneficially owned by the Interested Shareholder which were acquired beneficially by such Interested Shareholder (x) within the two-year period immediately prior to the Announcement Date or (y) in the transaction in which it became an Interested Shareholder, whichever is higher; or

    (ii) the Fair Market Value per share of Common Stock on the Announcement Date or on the Determination Date, whichever is higher; or

    (iii) the amount which bears the same percentage relationship to the Fair Market Value of the Common Stock on the Announcement Date as the highest per share price determined in (2)(A)(i) above bears to the Fair Market Value of the Common Stock on the date of the commencement of the acquisition of the Common Stock by such Interested Shareholder; and

    (B) the aggregate amount of the cash and the Fair Market Value as of the Consummation Date of any consideration other than cash to be received per share by holders of the shares of any class or series of Voting Stock (other than Common Stock) shall be at least equal to the highest of the following (it being intended that the requirements of this clause (2)(B) shall be required to be met with respect to every class and series of such outstanding Voting Stock, whether or not the Interested Shareholder has previously acquired any shares of a particular class or series of Voting Stock):

    (i) if applicable, the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid in order to acquire any shares of such class or series of Voting Stock beneficially owned by the Interested Shareholder which were acquired beneficially by such Interested Shareholder (x) within the two-year period immediately prior to the Announcement Date or (y) in the transaction in which it became an Interested Shareholder, whichever is higher; or

    (ii) if applicable, the highest preferential amount per share to which the holders of shares of such class or series of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation; or

    (iii) the Fair Market Value per share of such class or series of Voting Stock on the Announcement Date or the Determination Date, whichever is higher; or

    (iv) the amount which bears the same percentage to the Fair Market Value of such class or series of Voting Stock on the Announcement Date as the highest per share price in (2)(B)(i) above bears to the Fair Market Value of such Voting Stock on the date of the commencement of the acquisition of such Voting Stock by such Interested Shareholder; and

    (C) the consideration to be received by holders of a particular class or series of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as was previously paid in order to acquire beneficially shares of such class or series of Voting Stock that are beneficially owned by the Interested Shareholder and, if the Interested Shareholder beneficially owns shares of any class or series of Voting Stock that were acquired with varying forms of consideration, the form of consideration to be received by each holder of such class or series of Voting Stock shall be, at the option of such holder, either cash or the form used by the Interested Shareholder to acquire beneficially the largest number of shares of such class or series of Voting Stock beneficially acquired by it prior to the Announcement Date; and

    (D)  after such  Interested  Shareholder has  become an  Interested
    Shareholder  and  prior  to   the  consummation  of  such  Business
    Combination:

    (i)  such   Interested  Shareholder  shall  not   have  become  the
    beneficial owner of any additional shares of Voting Stock of the Corporation, except as part of the transaction in which it became an Interested Shareholder or upon conversion of convertible securities acquired by 191 it prior to becoming an Interested Shareholder or a result of a pro rata stock dividend or stock split; and

    (ii) such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or tax credits or other tax advantages provided by the Corporation or any Subsidiary, whether in anticipation of or in connection with such Business Combination or otherwise; and

    (iii) such Interested Shareholder shall not have caused any material change in the Corporation's business or capital structure, including, without limitation, the issuance of shares of capital stock of the Corporation to any third party; and

    (iv) there shall have been (x) no failure to declare and pay at the regular date therefor the full amount of dividends (whether or not cumulative) on any outstanding Preferred or Preference Stock except as approved by a majority of the Disinterested Directors, (y) no reduction in the annual rate of dividends paid on Common Stock (except as necessary to reflect any subdivision of the Common
    Stock), except as approved by a majority of the Disinterested Directors and (z) an increase in such annual rate of dividends (as necessary to prevent any such reduction) in the event of any reclassification (including any reverse stock split), recapitalization, reorganization, self tender offer or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate was approved by a majority of the

    Disinterested Directors; and

    (E) a proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules and regulations), whether or not the Corporation is then subject to such requirements, shall be mailed by and at the expense of the Interested Shareholder at least thirty days prior to the
    Consummation Date of such Business Combination to the public shareholders of the Corporation (whether or 192 not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions), and shall contain at the front thereof in a prominent place (i) any recommendations as to the advisability (or inadvisability) of the Business Combination which the Disinterested Directors, if any, may choose to state, and (ii) the opinion of a reputable national investment banking firm as to the fairness (or not) of such Business Combination from the point of view of the remaining public shareholders of the Corporation (such investment banking firm to be engaged solely on behalf of the remaining public shareholders, to be paid a reasonable fee for their services by the Corporation upon receipt of such opinion, to be unaffiliated with such Interested Shareholder, and, if there are at the time any Disinterested
    Directors, to  be  selected  by a  majority  of  the  Disinterested
    Directors).

    C.  For the purposes of this Article IVA:

    (1) A "person" shall include, without limitation, any individual, firm, corporation, group (as such term is used in Regulation 13D-G of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1988) or other entity.

    (2) "Interested Shareholder" shall mean any person (other than the Corporation or any Subsidiary or any employee benefit plan of the Corporation or any Subsidiary) who or which:

    (A) is the beneficial  owner, directly or indirectly, of  more than

    10 percent of the combined voting power of the then outstanding shares of Voting Stock; or

    (B) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10 percent or more of the combined voting power of the then outstanding shares of Voting Stock; or

    (C) is an assignee of or has otherwise succeeded to the beneficial ownership of any shares of Voting Stock that were at any time within 193 the two-year period immediately prior to the date in question beneficially owned by an Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

    (3)  A person shall be a "beneficial owner" of any Voting Stock:

    (A) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or

    (B) which  such person or any  of its Affiliates  or Associates has
    (a) the right to acquire (whether or not such right is exercisable immediately) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote or direct the vote pursuant to any agreement, arrangement or understanding; or

    (C) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

    (4) For the purposes of determining whether a person is an Interested Shareholder pursuant to paragraph C.(2) of this Article

    IVA, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned by such Interested Shareholder through application of paragraph C.(3) of this Article IVA but shall not include any other shares of Voting Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

    (5) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1988.

    (6) "Subsidiary" shall mean any company more than 50 percent of whose outstanding equity securities having ordinary voting power in the election of directors is owned, directly or indirectly, by the Corporation or by a Subsidiary or by the Corporation and one or more Subsidiaries; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph C.(2) of this Article IVA, the term "Subsidiary" shall mean only a company of which a majority of each class or series of capital stock entitled to vote generally in the election of directors of such company is owned, directly or indirectly, by the Corporation.

    (7) "Disinterested Director" shall mean any member of the Board of Directors of the Corporation who is unaffiliated with, and not a nominee of, the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Disinterested Director who is unaffiliated with, and not a nominee of, the Interested Shareholder and who is recommended to succeed a Disinterested Director by a majority of Disinterested Directors then on the Board of Directors.

    (8) "Fair Market Value" shall mean (1) in the case of stock, the highest closing sale price during the 30-day period commencing on the 40th day preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed

    Stocks, or, if such stock is not quoted on the New York Stock Exchange-Composite Tape, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing sale price or bid quotation with respect to a share of such stock during the 30-day period commencing on the 40th day preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Disinterested Directors in good faith; and (2) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a 195 majority of the Disinterested Directors in good faith.

    (9) In the event of any Business Combination in which the Corporation survives, the phrase "any consideration other than cash to be received" as used in paragraph B.(2)(A) and (B) of this
    Article IVA shall include the shares of Common Stock and/or the shares of any other class or series of outstanding Voting Stock retained by the holders of such shares.

    (10) "Announcement Date" shall mean the date of first public announcement of the proposed Business Combination.

    (11) "Determination Date" shall mean the date on which the Interested Shareholder became an Interested Shareholder.

    (12) "Consummation Date" shall mean the date of the consummation of the Business Combination.

    (13) The term "Voting Stock" shall mean all outstanding shares of capital stock of all classes and series of the Corporation entitled to vote generally in the election of directors of the Corporation, in each case voting together as a single class.

    D. A majority of the Disinterested Directors shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article IVA including, without limitation:

    (1) whether a person is an Interested Shareholder;

    (2) the number of shares of Voting Stock beneficially owned by any person;

    (3) whether a person is an Affiliate or Associate of another person;

    (4) whether the requirements of paragraph B.(2) of this Article IVA have been met with respect to any Business Combination;

    (5) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $5,000,000 or more; and

    (6) such other matters with respect to which a determination is required under this Article IVA. The good faith determination of a majority of the Disinterested Directors on such matters shall be conclusive and binding for all purposes of this Article IVA.

    E. Nothing contained in this Article IVA shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

    F. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 80 percent of the combined voting power of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this Article IVA or to adopt any provisions inconsistent therewith; provided, however, that if there is an interested Shareholder on the record date for the meeting at which such action is submitted to the shareholders for their consideration, such 80 percent vote must include the affirmative vote of at least two-thirds (2/3) of the combined voting power of the outstanding shares of Voting Stock held by shareholders other than the Interested Shareholder.

    G. Nothing contained in this Article IVA is intended, or shall be construed, to affect any of the relative rights, preferences or limitations, within the meaning of such terms under Section 801(b)(12) of the New York Business Corporation Law or any successor statute, of any shares of any authorized class or series thereof of the Corporation, whether issued or unissued."

    VI

    To effect the amendments pursuant to clause (3) of paragraph III above, the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby amended so that Article VII of the Corporation's Certificate of Incorporation, as amended, will be further amended to read as follows:

    "VII. A. (1) Except as otherwise fixed pursuant to Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to elect directors under specified circumstances, the Board of Directors shall consist of not less than nine (9) or more than twenty-one (21) persons, the exact number (i) to be fifteen (15) persons upon adoption of this Article VII, subject to change exclusively by the Board of Directors as provided in this paragraph A.(1), and (ii) if to be changed from fifteen (15) persons to some other number not less than nine (9) or more than twenty-one (21) persons subsequent to adoption of this Article VII, to be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption). At the annual meeting of the shareholders of the Corporation at which this Article VII is adopted, the directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, as shall be provided in the manner specified in the By-Laws, one class to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1989, another class to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1990, and another class to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1991, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of shareholders of the Corporation following the annual meeting of shareholders of the Corporation at which this Article VII 198 is adopted, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. All directors elected in connection with any election of directors by holders of Preferred Stock, by holders of Preferred and Preference Stock, or by holders of Preference Stock at any time when directors elected by holders of Preferred Stock are serving, shall hold office until the next annual meeting of shareholders and until their successors have been elected and qualified or until any special meeting of shareholders prior thereto held by virtue of any termination of the rights of holders of Preferred Stock to elect directors. At any such special meeting of shareholders, the Board of Directors shall again become classified, on a basis consistent with that provided in the second preceding sentence, provided, that any directors entitled to be elected by holders of Preference Stock shall be elected to the class whose term expires at the next annual meeting and such rights of holders of Preference Stock to elect directors shall continue to apply, so long as they continue in effect, to directors of that class. The same procedure as set forth in the foregoing proviso shall also apply in connection with any meeting of shareholders at which holders of Preference Stock are entitled to elect directors under circumstances where no members of the existing Board of Directors have been elected by holders of

    Preferred Stock.  The election of directors need not be by ballot.

    (2) Except as otherwise fixed pursuant to the provisions of Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to elect directors under specified circumstances, if the office of any director becomes vacant for any reason, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may choose a successor who, to the extent required by New York law, shall hold office until the next annual meeting of shareholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director shall hold office for the full unexpired term of the director whose seat he is filling, or any such vacancy in the board of directors may be filled by the stockholders entitled to vote at any meeting of stockholders, notice of which stockholders' meeting shall have referred to the proposed election. Except as otherwise fixed pursuant to the provisions of Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to elect directors under specified circumstances, in the event of an increase in the number of directors pursuant to paragraph A.(1) of this Article VII, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may elect the additional director or directors who, to the extent required by New York law, shall hold office until the next annual meeting of shareholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director or directors shall hold office for the full unexpired term of the class of directors to which such director or directors is elected, or any such director or directors may be elected by the stockholders' meeting shall have referred to the proposed election. No decrease in the number of authorized directors constituting the entire Board of Directors shall shorten the term of any incumbent director.

    (3) Subject to the rights of the holders of any class or series of Preferred or Preference Stock having preference over the Common Stock as to dividends or to elect directors under specified circumstances, any director, or the entire board of Directors, may be removed from office at any time, but only for cause.

    B. Notwithstanding any other provision of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law, this Certificate of Incorporation or any Preferred or Preference Stock Designation, the affirmative vote of the holders 200 of at least 80 percent of the combined voting power of all of the then-outstanding shares of the Voting Stock, voting together as a single class, shall be required to (i) alter, amend or repeal this
    Article VII, or any provision hereof, or (ii) alter, amend or repeal any provision of the By-Laws which is to the same effect as
    Article VII, or any provision hereof.

    C.  For the purposes of this Article VII:

    (1) The term "Voting Stock" shall mean all outstanding shares of capital stock of all classes and series of the Corporation entitled to vote generally in the election of directors of the Corporation, in each case voting together as a single class.

    (2) The term "Preferred or Preference Stock Designation" shall mean any designation of the rights, powers and preferences of any class or series of the Preferred or Preference Stock of the Corporation made pursuant to Article IV of the Certificate of Incorporation of the Corporation."

    VII

    To effect the amendments pursuant to clause (3) of paragraph III above, the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended so that the next to last paragraph of Subdivision (H) of Paragraph (5) of Part D of
    Article IV of the Corporation's Certificate of Incorporation, as amended, will be further amended to read as follows:

    "Upon any termination of the right of the holders of the Preferred stock to elect members of the Board of Directors as aforesaid, the term of office of the directors then in office shall terminate upon the election of a new Board of Directors, as then constituted, at a meeting of the holders of the class or classes of stock of the Corporation then entitled to vote for directors, which meeting may be held at any time after such termination of such right, and shall be called upon request of holders of record of such class or classes of stock then entitled to vote for directors, in like manner and subject 201 to similar conditions as hereinbefore in this subdivision (H) provided with respect to the call of a special meeting of stockholders for the election of directors by the holders of the Preferred Stock."

    VIII

    To effect the amendment pursuant to clause (4) of paragraph III above, the Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended so that Subdivision
    (D) of Paragraph (8) of Part D of Article IV of the Corporation's Certificate of Incorporation, as amended, will be further amended to read as follows:

    "(D) The respective shares of the Common Stock shall entitle the holders thereof to one vote for each share of such Common Stock held by them.

    Notwithstanding any other provision of this Certificate of Incorporation or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law, this Certificate of Incorporation or any

    Preferred or Preference Stock Designation, the affirmative vote of the holders of at least 80 percent of the combined voting power of all of the then-outstanding shares of the Corporation entitled to vote in the election of directors, voting together as a single class shall be required to (i) alter, amend or repeal this Subdivision (D), or any provision hereof, or (ii) alter, amend or repeal any provision of the By-Laws which is to the same effect a Subdivision (D), or any provision hereof."

    IX

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the Board of Directors of the Corporation, followed by the votes cast in person or by proxy of the holders of record of the majority of the outstanding shares of the Corporation 202 entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York on the 3rd day of May, 1988, at 10:30 A.M., pursuant to Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 25th day of May, 1988.

    /s/ GARY J. LAVINE
    Gary J. Lavine
    Vice President, General
    Counsel and Secretary

    /s/ JOHN J. HENNIGAN
    John J. Hennigan
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK     )
    COUNTY OF ONONDAGA ) ss.:

    GARY J. LAVINE, being duly sworn, deposes and says that he is Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that, on his information and belief, the statements contained therein are true.


    /s/ GARY J. LAVINE
    Gary J. Lavine
    Vice President, General
    Counsel and Secretary

    Sworn to before me this
    25th day of May, 1988.

    /s/ MARILYN A. GARROW
    Notary Public

    MARILYN A. GARROW
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1990



    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the

    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law



    ______________________

    State of New York
    Department of State
    Filed September 27, 1990
    Tax--$50,000
    Filing Fee--$60



    Dated:  September 13, 1990




    WINTRHOP, STIMSON, PUTNAM & ROBERTS
    One Battery Park Plaza
    New York, New York 10004-1490

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I.

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II.

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    III.

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preference Stock of the par value of $25 per share which the Corporation shall have the authority to issue by an additional 4,000,000 shares of such Preference Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 19,600,000 shares of Preferred Stock with a par value of $25 each, 8,000,000 shares of Preference Stock with a par value of $25 each and 150,000,000 shares of Common Stock with a par value of $1 each.

    IV.

    The Certificate of Incorporation of the Corporation, as amended, is hereby further amended so that Parts A and C of Article IV, setting forth the number of authorized shares and the number of shares of each class, will be further amended to read as follows:

    "IV. A. The total number of shares which the Corporation may have is 181,000,000, of which 3,400,000 are to have a par value of $100 each, 27,600,000 are to have a par value of $25 each and 150,000,000 are to have a par value of $1 each."

    "C. The shares of the Corporation are to be classified as follows:

    3,400,000 shares are to be Preferred Stock with a par value of $100 each;
    19,600,000 shares are to be Preferred Stock with a par value of $25 each;
    8,000,000 shares are to be Preference Stock with a par value of $25 each; and
    150,000,000 shares are to be Common Stock with a par value of $1 each."

    V.

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VI.

    The Certificate of Incorporation of the Corporation, as amended, is hereby further amended so that Subdivision (D) of Paragraph (6) of Part D of Article IV will be further amended to read as follows:

    "(D) The sum payable per share upon the voluntary dissolution, liquidation or winding up of the Corporation and the sum payable per share upon the involuntary dissolution, liquidation or winding up of the Corporation, which sums, in each and every case, shall be a stated amount (not less than $25) with respect to dissolution, liquidation or winding up during any specified period or periods, plus an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, and payable out of the net assets of the Corporation, whether capital or surplus;"

    VII.

    The Certificate of Incorporation of the Corporation, as amended, is hereby further amended so that Section (b) of Subdivision (E) of Paragraph (7) of Part D of Article IV will be further amended to read as follows:


    "(b) Issue any shares of Preference Stock entitled to payment of an amount per share upon involuntary dissolution, liquidation, or winding up of the Corporation in excess of $25 per share plus an amount equal to the dividends accrued and unpaid thereof, whether or not earned or declared;"

    VIII.

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the Board of Directors of the Corporation, followed by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the Everson Museum at 401 Harrison Street in the City of Syracuse, New York on the 1st day of May, 1990, at 10:30 A.M. pursuant to Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 13th day of September, 1990.

    By      /s/ GARY J. LAVINE
    Gary J. Lavine
    Vice President,
    General Counsel and Secretary

    By     /s/ HAROLD J. BOGAN
    Harold J. Bogan
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK        )
    COUNTY OF ONONDAGA    ) ss.:



    GARY J. LAVINE, being duly sworn, deposes and says that he is Vice President, General Counsel and Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    /s/ GARY J. LAVINE
    Gary J. Lavine
    Vice President,
    General Counsel and Secretary

    Sworn to before me this
    13th day of September, 1990.

    /s/ MARILYN A. GARROW
    Notary Public

    Marilyn A. Garrow
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1992

    [CONFORMED COPY]



    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    _________________



    State of New York
    Department of State
    Filed: October 18, 1991
    Tax: $ None
    By PJC
    ONONDAGA



    Dated: October 17, 1991

    WINTHROP, STIMSON, PUTNAM & ROBERTS
    One Battery Park Plaza
    New York, New York 10004-1490

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    _________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I.

    The name  of the Corporation  is Niagara Mohawk  Power Corporation.

    It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II.

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred 211 to as the "1950 Certificate of Consolidation".

    In accordance with the  provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation of the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    III.

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-fifth additional series of Preferred Stock, to consist of 914,005 shares of the par value of $25.00 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25.00 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as Paragraph (4Y) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 7.85% Series

    (4Y) The number, designation, relative rights, preferences and limitations of the twenty-fifth additional series of Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twenty-fifth additional series shall be 914,005 shares and the designation of such series shall be "Preferred Stock, 7.85% Series".

    (B) The dividend rate of the Preferred Stock, 7.85% Series shall be seven and eighty-five one-hundredths percent (7.85%) per annum of the par value thereof (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 7.85% Series shall be cumulative from the date of the original issue thereof and shall be payable on the last day of March, June, September and December, commencing December 31, 1991.

    So long as any shares of the Preferred Stock, 7.85% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 7.85% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.85% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 7.85% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 7.85% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 7.85% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $25.00 per share plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

    (E) The sum per share for the Preferred Stock, 7.85% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25.00 per share plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 7.85% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time on or after September 30, 1996 at the following redemption prices, in each case plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared:

    For the
    Twelve Months                                Optional Redemption
    Ended September 30                               Price Per Share


    1997.............................................    $25.56
    1998.............................................     25.28
    1999.............................................     25.00
    2000.............................................     25.00
    2001.............................................     25.00

    (G) The shares of the Preferred Stock, 7.85% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 7.85% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 7.85% Series the Corporation will, subject to the provisions of subdivision (J) below, call for redemption and retire on September 30, 1997 and on each September 30 thereafter to and including September 30, 2001 (so long as any shares of the Preferred Stock, 7.85% Series are outstanding) 182,801 shares of the Preferred Stock, 7.85% Series (or the number of the shares of the Preferred Stock, 7.85% Series then outstanding if less than 182,801) in each case at a redemption price of $25.00 per share, plus an amount equal to the dividends accumulated and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 7.85% Series pursuant to subdivision

    (F) above or subdivision (I) below shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) The Corporation may, at its option, on September 30, 1997 and on each September 30 thereafter to and including September 30, 2001, redeem up to 182,801 shares of the Preferred Stock, 7.85% Series or any lesser number of shares which shall constitute all of the then outstanding shares of the Preferred Stock, 7.85% Series, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a redemption price of $25.00 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be non-cumulative.

    (J) Shares of the Preferred Stock, 7.85% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 215
    Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Corporation but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 7.85% Series annually commencing on September 30, 1997 for such sinking fund, pursuant to said subdivision (H), shall be cumulative. So long as any shares of the Preferred Stock, 7.85% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 7.85% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.85% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 7.85% Series, which it is required to retire on any such September 30, the deficit shall be made good on the first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 7.85% Series. Shares of the Preferred Stock, 7.85% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

    (K)    In  every  case  of  redemption  of  less  than  all of  the outstanding shares of Preferred Stock, 7.85% Series pursuant to subdivision (F), (H) or (I) above, the shares to be redeemed shall be chosen by lot, in any manner deemed appropriate by the transfer agent of the Preferred Stock, 7.85% Series, and redemption shall otherwise be in the manner prescribed under the heading "General Provisions Applicable to All Series Preferred Stock" in Paragraph
    (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by 216
    Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (L) Shares of Preferred Stock, 7.85% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value $25.00 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25.00 per share as may be fixed from time to time by the Board of Directors.

    (M) The Shares of the Preferred Stock, 7.85% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV.

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 17th day of October, 1991.

    By      /s/ JOHN W. POWERS
    John W. Powers
    Senior Vice President--
    Finance and Corporate Services

    By     /s/ HAROLD J. BOGAN
    Harold J. Bogan
    Assistant Secretary
    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN W. POWERS, being duly sworn, deposes and says that he is Senior Vice President--Finance and Corporate Services of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    /s/ JOHN W. POWERS
    John W. Powers
    Senior Vice President--Finance
    and Corporate Services

    Sworn to before me this
    17th day of October, 1991.

    /s/ E. ANN TAROLLI
    Notary Public

    E. ANN TAROLLI
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4639163
    My Commission Expires 12/31/92

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION

    Albany, N.Y., October 18, 1991

    CASE 89-M-079--Petition of Niagara Mohawk Power Corporation for authority under Section 69 of the Public Service Law to issue shares of one or more new series of Preference Stock, $25 par value, or Preferred Stock, $25 par value, having an aggregate par value of up to $25,000,000.

    *   *   *   *

    The Public Service Commission hereby consents to and approve this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed October 17, 1991, in accordance with the order of the Public Service Commission adopted July 12, 1991.

    By the Commission,


    By       /s/ John J. Kelliher
    Secretary

    [SEAL OF THE COMMISSION]

    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    __________________

    State of New York
    Department of State
    Filed:
    Tax:
    By
    ONONDAGA



    Dated: May 4, 1994

    WINTHROP, STIMSON, PUTNAM & ROBERTS
    One Battery Park Plaza
    New York, New York   10004-1490

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________________

    Pursuant  to  the  provisions  of  Section  805  of  the   BUSINESS
    CORPORATION LAW, the undersigned, being a Vice President and the Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

    I.

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II.

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    III.

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801 (b)(7) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Common Stock of the par value of $1 per share which the Corporation shall have the authority to issue by an additional 35,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 19,600,000 shares of Preferred Stock with a par value of $25 each, 8,000,000 shares of Preference Stock with a par value of $25 each and 185,000,000 shares of Common Stock with a par value of $1 each.

    IV.

    The Certificate of Incorporation of the Corporation, as amended, is hereby further amended so that Parts A and C of Article IV, setting forth the number of authorized shares and the number of shares of each class, will be further amended to read as follows:


    "IV.A. The total number of shares which the Corporation may have is 216,000,000, of which 3,400,000 are to have a par value of $100 each, 27,600,000 are to have a par value of $25 each and 185,000,000 are to have a par value of $1 each."

    "C.  The shares of the Corporation are to be classified as follows:

    3,400,000 shares are to be Preferred Stock with a par value of $100 each;
    19,600,000 shares are to be Preferred Stock with a par value of $25 each;
    8,000,000 shares are to be Preference Stock with a par value of $25 each; and 185,000,000 shares are to be Common Stock with a par value of $1 each."

    V.

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.

    VI.

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the Board of Directors of the Corporation, followed by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the Onondaga County Convention Center, 800 South State Street in the City of Syracuse, New York on the 3rd day of May, 1994, at 10:30 A.M., pursuant to Section 605 of the Business Corporation Law.


    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 4th day of May, 1994.

    By _________________________
    Paul J. Kaleta
    Vice President - Law and
    General Counsel

    By ________________________
    Harold J. Bogan
    Secretary
    [Corporate Seal]

    STATE OF NEW YORK      )
                                         : ss.:
    COUNTY OF ONONDAGA  )

    Paul J. Kaleta, being duly sworn, deposes and says that he is Vice President - Law and General Counsel of Niagara Mohawk Power
    Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing

    Certificate and knows the contents thereof and that the statements contained therein are true.


    Paul J. Kaleta
    Vice President - Law and General
    Counsel

    Sworn to before me this
    4th day of May, 1994



    Notary Public




    Harold J. Bogan, being duly sworn, deposes and says that he is Secretary of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.

    Harold J. Bogan
    Secretary


    Sworn to before me this
    4th day of May, 1994.


    Notary Public

    [ENDORSED]

    CERTIFICATE OF CONSOLIDATION

    OF

    ANTWERP LIGHT AND POWER COMPANY,
    BALDWINSVILLE LIGHT AND HEAT COMPANY OF
    BALDWINSVILLE, N.Y.,
    FULTON FUEL AND LIGHT COMPANY,
    FULTON LIGHT, HEAT AND POWER COMPANY,
    MALONE LIGHT AND POWER COMPANY,
    NORTHERN NEW YORK UTILITIES INC.,
    THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY,
    PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO,
    ST. LAWRENCE COUNTY UTILITIES, INC.,
    ST. LAWRENCE VALLEY POWER CORPORATION,
    THE SYRACUSE LIGHTING COMPANY INC.
    AND
    UTICA GAS AND ELECTRIC COMPANY

    FORMING

    NIAGARA HUDSON PUBLIC SERVICE CORPORATION

    __________________

    STATE OF NEW YORK
    DEPARTMENT OF STATE
    FILED July 31, 1937
    TAX:         $ None
    FILING FEE      $25

    EDWARD J. FLYNN
    Secretary of State
    By H. J. FISHER
    Cashier

    LeBOEUF, WINSTON, MACHOLD & LAMB
    15 Broad Street,
    New York, N. Y.

    CERTIFICATE OF CONSOLIDATION
    OF
    ANTWERP LIGHT AND POWER COMPANY
    BALDWINSVILLE LIGHT AND HEAT COMPANY OF BALDWINSVILLE, N. Y.
    FULTON FUEL AND LIGHT COMPANY
    FULTON LIGHT, HEAT AND POWER COMPANY
    MALONE LIGHT AND POWER COMPANY
    NORTHERN NEW YORK UTILITIES INC.
    THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY
    PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO
    ST. LAWRENCE COUNTY UTILITIES, INC.
    ST. LAWRENCE VALLEY POWER CORPORATION
    THE SYRACUSE LIGHTING COMPANY INC.

    AND
    UTICA GAS AND ELECTRIC COMPANY
    INTO
    NIAGARA HUDSON PUBLIC SERVICE CORPORATION

    _______________________

    Pursuant to subdivision 4 of Section 11 of the Transportation Corporations Law and Section
    86 of the Stock Corporation Law.

    _______________________

    We, Thomas N. McCarter, Jr. and Ernest Johnston, being respectively President and Secretary of ANTWERP LIGHT AND POWER COMPANY; Ray W. Porter and Ernest Johnston, being respectively President and Secretary of BALDWINSVILLE LIGHT AND HEAT COMPANY OF BALDWINSVILLE, N.Y., FULTON FUEL AND LIGHT COMPANY, FULTON LIGHT, HEAT AND POWER COMPANY and PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO; H. Edmund

    Machold and Ernest Johnston, being respectively President and Secretary of NORTHERN NEW YORK UTILITIES INC.; Edward Wright and Ernest Johnston, being respectively President and Secretary of MALONE LIGHT AND POWER COMPANY, THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY, ST. LAWRENCE COUNTY UTILITIES, INC., and ST. LAWRENCE VALLEY POWER CORPORATION; A. Dean Dudley and Ernest
    Johnston, being respectively President and Secretary of THE SYRACUSE LIGHTING COMPANY INC.; and Leland D. McCormac and Sara Harris, being respectively Executive Vice-President and Secretary of UTICA GAS AND ELECTRIC COMPANY, hereby certify:

    FIRST: The names of each of the corporations to be included in the consolidation are:

    Antwerp Light and Power Company
    Baldwinsville Light and Heat Company of Baldwinsville, N.Y.
    Fulton Fuel and Light Company
    Fulton Light, Heat and Power Company
    Malone Light and Power Company
    Northern New York Utilities Inc.
    The Norwood Electric Light and Power Company
    Peoples Gas and Electric Company of Oswego
    St. Lawrence County Utilities, Inc.
    St. Lawrence Valley Power Corporation
    The Syracuse Lighting Company Inc.
    Utica Gas and Electric Company

    The date of the filing of the Certificate of Incorporation of Antwerp Light and Power Company in the office of the Secretary of State was January 20, 1910.

    The date of the filing of the Certificate of Incorporation of Baldwinsville Light and Heat Company of Baldwinsville, N. Y. in the office of the Secretary of State was August 21, 1902.

    The date of the filing of the Certificate of Incorporation of Fulton Fuel and Light Company in the office of the Secretary of State was September 15, 1902.

    The date of the filing of the Certificate of Incorporation of Fulton Light, Heat and Power Company in the office of the Secretary of State was March 14, 1902.

    The date of the filing of the Agreement of Consolidation forming Malone Light and Power Company in the office of the Secretary of State was May 4, 1899.

    The date of the filing of the Certificate of Incorporation of Northern New York Utilities Inc. in the office of the Secretary of State was May 12, 1913.

    The date of the filing of the Certificate of Incorporation of The Norwood Electric Light and Power Company in the office of the Secretary of State was September 5, 1894.

    The date of the filing of the Certificate of Incorporation of Peoples Gas and Electric Company of Oswego in the office of the Secretary of State was April 26, 1900.

    The date of the filing of the Certificate of Consolidation forming St. Lawrence County Utilities, Inc. in the office of the Secretary of State was September 24, 1923.

    The  date of the filing of the Certificate of Consolidation forming

    St. Lawrence Valley Power Corporation in the office of the Secretary of State was June 26, 1924.

    The date of the filing of the Certificate of Consolidation forming The Syracuse Lighting Company Inc. in the office of the Secretary of State was February 28, 1924.

    The date of the filing of the Certificate of Incorporation of Utica Gas and Electric Company in the office of the Secretary of State was May 10, 1902.

    SECOND:   The total number of shares  which Antwerp Light and Power

    Company, Baldwinsville Light and Heat Company of Baldwinsville, N.Y., Fulton Fuel and Light Company, Fulton Light, Heat and Power Company, Malone Light and Power Company, Northern New York
    Utilities Inc., The Norwood Electric Light and Power Company, Peoples Gas and Electric Company of Oswego, St. Lawrence County Utilities, Inc., St. Lawrence Valley Power Corporation, The Syracuse Lighting Company Inc. and Utica Gas and Electric Company (constituent corporations) are authorized to issue, the number thereof which have a par value, if any, together with the par value of each, and the number thereof which are without par value, are as follows:

                                                            Total No. of
                                                          Shares Authorized
                                                                               No                Par Value
   Name of Company                                   Par Value               Par Value             If any
   Antwerp Light and Power Company ....                  450                                        $100
   Baldwinsville Light and Heat Company
    of Baldwinsville, N.Y. ....................        1,000                                         100
   Fulton Fuel and Light Company...........            2,500                                          50
   Fulton Light, Heat and Power Company.               8,000                                       1,000
                                                                               68,000
   Malone Light and Power Company........                                      70,000
   Northern New York Utilities Inc. .........        100,000                                         100

                                                                              400,000
   The Norwood Electric Light and Power
     Company......................................     1,500                                         100
   Peoples Gas and Electric Company of
     Oswego........................................                            75,000
   St. Lawrence County Utilities, Inc. .......        60,000                                         100
   St. Lawrence Valley Power Corporation..           130,000                                         100
   The Syracuse Lighting Company Inc. .....          100,000                                         100
                                                                            1,075,000
   Utica Gas and Electric Company...........          60,000                                         100






                                                                              500,000

    THIRD: The name of the consolidated corporation, which is to be a new corporation and not one of the constituent corporations, is NIAGARA HUDSON PUBLIC SERVICE CORPORATION. (Said consolidated corporation is herein sometimes referred to as "the Corporation" or "the New Corporation.")

    FOURTH: The total number of shares that may be issued by the New Corporation is Two Million Six Hundred Fifty Thousand (2,650,000) shares. The number of shares which are to have a par value is three
    Hundred Thousand (300,000) shares, and the par value of each share is to be One Hundred Dollars ($100). The number of shares which are to be without par value is Two Million Three Hundred Fifty Thousand (2,350,000) shares.

    The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having a par value, plus Twenty-five Dollars ($25) in respect of every issued share without par value, plus such amounts as from time to time by resolution of the Board of Directors may be transferred thereto.

    The capital of the Corporation shall not be less than Fifty-seven Million Five Hundred Forty-two Thousand Four Hundred Dollars ($57,542,400).

    Subject  to the laws creating and defining the duties of the Public

    Service Commission, the Corporation may issue and may sell its authorized shares without par value from time to time, for such consideration as, from time to time, may be fixed by the board of directors.

    The shares of the Corporation are to be classified. The Three Hundred Thousand (300,000) shares of the par value of One Hundred Dollars ($100) per share shall be classified as Preferred Stock, and the Two Million Three Hundred Fifty Thousand (2,350,000) shares without par value shall be classified as Common Stock.

    The shares of the Preferred Stock may be issued, from time to time, in series. The designations, preferences, privileges and voting powers of the Preferred Stock and of the Common Stock, and the restrictions or qualifications thereof, are hereinafter stated.

    The designations, preferences, privileges and voting powers of the shares of the first series of Preferred Stock (to be known as the Preferred Stock, 5% Series) and the restrictions or qualifications thereof (insofar as they differ from the provisions which are applicable to all of the shares of the Preferred Stock irrespective of series) are likewise hereinafter stated.

    The Board of Directors is authorized to fix, from time to time before issuance, the designations, preferences, privileges and voting powers of the shares of each subsequent series of the Preferred Stock and the restrictions or qualifications thereof, respectively, except for such provisions as are applicable to all the shares of the Preferred Stock, irrespective of series.

    PREFERRED STOCK.

    Limitations as to Variations between Series.

    Two Hundred Fifty-nine Thousand (259,000) shares of the Three Hundred Thousand (300,000) shares of the Preferred Stock may be initially issued in the 5% Series. The remaining shares of the Preferred Stock may be issued in the 5% Series or in such other one or more series as 230 may be fixed from time to time by the Board of Directors, each of such other series to be distinctively designated. All shares of any one series of Preferred Stock shall be alike in every particular, and the shares of the 5% Series, and of all series hereafter created, shall rank equally and be identical in all respects, except in respect to the matters set forth in the following paragraphs lettered (A) to (F), inclusive:

    (A)  Designation of series;

    (B)  The dividend rate;

    (C)  The dates on which dividends, if declared, shall be payable;

    (D) The sum payable per share upon the voluntary dissolution, liquidation or winding up of the Corporation and the sum payable per share upon the involuntary dissolution, liquidation or winding up of the Corporation, which sums, in each and every case, shall be a stated amount (not less than $100) plus accrued dividends to the date of distribution, such date of distribution to be the date on which the sum so to be distributed shall be paid or set apart for payment;

    (E) Whether or not the shares of such series shall be redeemable, and if made redeemable, the redemption price per share, which price, in every case, shall be a stated amount plus accrued dividends to the date of redemption; and

    (F) Whether or not the shares of such series shall be made convertible into or exchangeable for shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation, and if made convertible or exchangeable, the conversion price or prices, or the rates of exchange, and the terms and conditions, if any, on which such conversion or exchange may be made.

    Particular Provisions Applicable to the Preferred Stock,
    5% Series.

    The designations, preferences, privileges and voting powers and the restrictions or qualifications thereof of the shares of the Preferred Stock, 5% Series (insofar as they differ from the provisions which are applicable to all the shares of the Preferred Stock, irrespective of series) are as follows:

    (A)  The series shall be designated as Preferred Stock, 5% Series;

    (B) The dividend rate thereon shall be five per cent (5%) per share per annum and no more;

    (C) The dates on which dividends, if declared, shall be payable are February 1, May 1, August 1, and November 1 in each year;

    (D) The sum payable per share upon any voluntary liquidation, dissolution or winding up of the Corporation shall be One Hundred Five Dollars ($105) per share, and the sum payable upon any involuntary liquidation, dissolution or winding up of the Corporation shall be One Hundred Dollars ($100) per share, plus, in each case, accrued dividends to the date of distribution, such date of distribution to be the date on which the sum so to be distributed shall be paid or set apart for payment.


    (E) The shares of Preferred Stock, 5% Series shall be redeemable at the option of the Corporation, either as a whole or in part, at any time at One Hundred Five Dollars ($105) per share, plus accrued dividends to the date of redemption;

    (F) The shares of the Preferred Stock, 5% Series shall not be convertible into or exchangeable for shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation.

    General Provisions Applicable to all Series of Preferred Stock.

    The following general provisions shall apply to all the shares of Preferred Stock of the Corporation, irrespective of series;

    (A) The holders of the Preferred Stock of each series shall be entitled to receive dividends, payable on such dates as may be fixed for said series, when and as declared by the Board of Directors, at the rates or in the amounts fixed for the respective series and no more. Dividends on each share of each series shall commence to accrue and be cumulative from the first day of the current dividend period within which such share was issued; provided, however, that dividends shall not commence to accrue and be cumulative in respect of any share from a date prior to the date of the filing of the Certificate of Consolidation forming the Corporation. A "dividend period" is the period between any two consecutive dividend payment dates, including the first of such dates, as fixed for the series to which a share or shares shall belong. If for any dividend period or periods dividends shall not have been paid or declared and set apart for payment upon all outstanding shares of Preferred Stock at the rates determined for the respective series, the deficiency shall be fully paid or declared and set apart for payment before any dividends shall be declared or paid upon or set apart for the Common Stock of the Corporation; provided, however, that dividends in full shall not be declared and set apart for payment or paid on the Preferred Stock of any one series for any dividend period unless dividends in full have been or are contemporaneously declared and set apart for payment or paid on the Preferred Stock of all series, for all the dividend periods terminating on the same or an earlier date. When the stated dividends are not paid in full, the shares of all series of the Preferred Stock shall share ratably in the payment of dividends including accumulations, if any, in accordance with the sums which would be payable on said shares if all dividends were declared and paid in full. Accumulations of dividends shall not bear interest.

    (B) When full cumulative dividends as aforesaid upon the shares of all series of the Preferred Stock then outstanding for all past dividend periods and for the current dividend period shall have been paid or declared and set apart for payment, the Board of Directors may declare dividends on the Common Stock of the Corporation, and no holder of shares of any series of the Preferred Stock shall be entitled as such holder to share therein.

    (C) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of shares of the Preferred Stock of each and every series shall be entitled to receive out of the assets of the Corporation, whether capital or surplus, the amounts per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to all dividends on such share accrued and in arrears, whether or not earned or declared, before any distribution of the assets to be distributed shall be made to the holders of the Common Stock of the Corporation.

    If the assets distributable on such dissolution, liquidation or winding up shall be insufficient to permit the payment to the holders of the Preferred Stock of the full amounts aforesaid, then said assets shall be distributed ratably among the holders of the respective series of Preferred Stock in accordance with the sums which would be payable on such dissolution, liquidation or winding up if all sums payable were discharged in full. After payment to the holders of the Preferred Stock of the full preferential amounts hereinbefore provided for, the holders of the Preferred Stock as such shall have no right or claim to any of the remaining assets of the Corporation, either upon any distribution of surplus assets or upon dissolution, liquidation or winding up. The remaining assets to be distributed, if any, upon a distribution of surplus assets or upon dissolution, liquidation or winding up, shall be distributed among the holders of the Common Stock of the Corporation, subject to the provisions hereof in respect thereto. The sale of all the property of the Corporation to, or the merger or consolidation of the Corporation into or with, any other corporation shall not be deemed to be a dissolution, liquidation or winding up for the purposes of this paragraph.

    (D) At the option of the Board of Directors of the Corporation, the Corporation may redeem any series of Preferred Stock which has been made redeemable, or any part of any series, at any time at the redemption price determined for such series; provided, however, that not less than thirty nor more than sixty days previous to the date fixed for redemption a notice of the time and place thereof shall be 234 given to the holders of record of the Preferred Stock so to be redeemed, by mail, or by mail and publication, in such manner as may be prescribed by the By-Laws of the Corporation, or by resolution of the Board of Directors; and, provided, further, that in every case of redemption of less than all of the outstanding shares of any one series of Preferred Stock, such redemption shall be made pro rata, or the shares of such series to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors. At any time after notice of redemption has been given in the manner prescribed by the By-Laws of the Corporation or by resolution of the Board of Directors to the holders of stock so to be redeemed, the Corporation may deposit the aggregate redemption price with a bank or trust company having its principal office in the Borough of Manhattan, The City of New York, named in such notice, payable on the date fixed for redemption as aforesaid and in the amounts aforesaid to the respective orders of the holders of the shares so to be redeemed, on endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. Upon deposit of said money as aforesaid, or, if no such deposit is made, upon said redemption date (unless the Corporation defaults in making payment of the redemption price as set forth in such notice), such holders shall cease to be stockholders with respect to said shares, and from and after the making of said deposit, or, if no such deposit is made, after the redemption date (the Corporation not having defaulted in making payment of the redemption price as set forth in such notice), the said holders shall have no interest in or claim against the Corporation with respect to said shares, but shall be entitled only to receive said moneys on the date fixed for redemption as aforesaid from said bank or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement, if required, and surrender of the certificates as aforesaid.

    In case the holder of any such Preferred Stock shall not, within six years after said deposit, claim the amount deposited as above stated for the redemption thereof, the Depositary shall upon demand pay over to the Corporation such amounts so deposited and the Depositary shall thereupon be relieved from all responsibility to the holder thereof.

    Any shares of Preferred Stock redeemed may, at the option of the Corporation, be held as authorized but unissued and may be reissued.

    Nothing herein contained shall limit any legal right of the Corporation to purchase any shares of the Preferred Stock.

    (E) At all meetings of the stockholders of the Corporation the holders of the Preferred Stock of all series shall be entitled to one vote for each share of such Preferred Stock held by them respectively.

    Whenever four full quarterly dividends on the Preferred Stock shall be in arrears, the holders of the Preferred Stock, voting as a class, shall be entitled to elect one-third, but in no event less than three, of the total number of Directors to be elected at the next annual meeting of stockholders and at any subsequent annual meeting of stockholders of the Corporation held during the continuance of such default in payment of dividends, provided, however, that when all accrued dividends in arrears shall have been paid or declared and set apart for payment, the right of the holders of the Preferred Stock so to elect such Directors shall cease, subject to revival upon the occurrence of any subsequent like event of default.


    COMMON STOCK.

    (A) Out of any assets of the Corporation available for dividends remaining after full dividends on all stock having priority over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves, then, and not otherwise, dividends may be paid upon the Common Stock but only when and as determined by the Board of Directors.

    (B) In the event of any liquidation, dissolution or winding up of the Corporation or any other proceedings resulting in any distribution of all its assets to its stockholders, after there shall 236 have been paid to or set apart for holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, the holders of the Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of all of the remaining property or assets of the Corporation to any other corporation and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation, and may sell all or any of the consideration received therefor and distribute the balance thereof in kind to the holders of the Common Stock.

    (C) At all meetings of the stockholders of the Corporation the holders of the Common Stock shall be entitled to one vote for each share of such Common Stock held by them respectively.

    FIFTH: The office of the Corporation is to be located in The City of Syracuse, County of Onondaga, and State of New York.

    SIXTH:  The duration of the Corporation is to be perpetual.

    SEVENTH:    The  number   of  Directors,  none  of  whom   need  be
    stockholders
    of the Corporation, shall be not less than seven (7) nor more than twenty-one (21).

    EIGHTH: The names and post-office addresses of the persons who are to be Directors of the new Corporation until the first annual meeting of its stockholders are:

    Frank C. Ash, Oswego Falls Corporation, Fulton, New York.
    Myron G. Bronner, 404 Burrell Building, Little Falls, New York. Samuel H. Cook, Fayetteville Road, Syracuse, New York.
    John M. Costello, 300 Erie Boulevard West, Syracuse, New York. James C. DeLong, 407 Stolp Avenue, Syracuse, New York.
    A. Dean Dudley, 300 Erie Boulevard, West, Syracuse, New York.

    Alan C. Fobes, Gurney Building, Syracuse, New York.

    G. Harry Garrison, Cortland, New York.
    John L. Haley, 300 Erie Boulevard, West, Syracuse, New York.
    Alexander F. Hobbs, New York Mills, New York.
    Harry S. Lewis, Beaver Falls, New York.
    Thomas N. McCarter, Jr, 58 Public Square, Watertown, New York. Leland D. McCormac, 258 Genesee Street, Utica, New York.
    H. Edmund Machold, Ellisburg, New York.
    Crandall Melvin,  First Trust  and Deposit Building,  Syracuse, New
    York.
    Stephaan Piek, 300 Erie Boulevard, West, Syracuse, New York.
    Ray W. Porter, 70 East First Street, Oswego, New York.
    Alfred H. Schoellkopf, 15 Broad Street, New York, New York.
    Morris Tracy, 300 Erie Boulevard, West, Syracuse, New York.
    Walter F. Willson, Massena, New York.
    Edward Wright, Potsdam, New York.

    NINTH: The terms and conditions of the consolidation, the mode of carrying the same into effect, and the manner of converting the shares of each of the constituent corporations into shares of the consolidated Corporation, are as follows:

    A.

    Each of the constituent corporations is an electric corporation or a gas corporation or a gas and electric corporation engaged in rendering electric or gas service, or both, to the public within the State of New York, and subject to the jurisdiction of the Public Service Commission as provided by law.

    B.

    Upon the filing of this Certificate of Consolidation in the Department of State of the State of New York, the outstanding shares of the Capital Stock of each of the constituent corporations shall be converted into shares of the consolidated corporation, as follows:

    (A) Each holder of shares of First Preferred Stock of Northern New York Utilities Inc. outstanding when this Certificate of 238 Consolidation is filed in the Department of State shall be and become the holder of 1 1/10 shares of the Preferred Stock, 5% Series of the New Corporation for each share of First Preferred Stock of Northern New York Utilities Inc. so held.

    (B) Each holder of shares of 8% Preferred Stock of The Syracuse Lighting Company Inc. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 1/5 shares of the Preferred Stock, 5% Series of the New Corporation for each share of 8% Preferred Stock of The Syracuse Lighting Company Inc. so held.

    (C) Each holder of shares of 6 1/2% Preferred Stock of The Syracuse Lighting Company Inc. outstanding when this Certificate ofConsolidation is filed in the Department of State shall be and become the holder of 1 1/10 shares of the Preferred Stock, 5% Series of the New Corporation for each share of 6 1/2% Preferred Stock of The Syracuse Lighting Company Inc. so held.

    (D) Each holder of shares of 6% Preferred Stock of The Syracuse Lighting Company Inc. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 1/20 shares of the Preferred Stock, 5% Series of the New Corporation for each share of 6% Preferred Stock of The Syracuse
    Lighting Company Inc. so held.

    (E) Each holder of shares of 7% Preferred Stock of Utica Gas and Electric Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 1/20 shares of the Preferred Stock, 5% Series of the New Corporation for each share of 7% Preferred Stock of Utica Gas and Electric Company so held.

    (F) Each holder of shares of $6 Preferred Stock of Utica Gas and Electric Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 1/20 shares of the Preferred Stock, 5% Series of the New Corporation for each share of $6 Preferred Stock of Utica Gas and Electric Company so held.

    (G) Each holder of shares of Preferred Stock of Malone Light and Power Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of four (4) shares of the Common Stock of the New Corporation for each share of Preferred Stock of Malone Light and Power Company so held.

    (H) Each holder of shares of Preferred Stock of Peoples Gas and Electric Company of Oswego outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of four (4) shares of the Common Stock of the New Corporation for each share of Preferred Stock of Peoples Gas and Electric Company of Oswego so held.

    (I) Each holder of shares of Common Stock of Antwerp Light and Power Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 12 167/430 shares of Common Stock of the New Corporation for each share of Common Stock of Antwerp Light and Power Company so held.

    (J) Each holder of shares of Common Stock of Baldwinsville Light and Heat Company of Baldwinsville, N. Y. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 902/1000 of one (1) share of Common Stock of the New Corporation for each share of Common Stock of Baldwinsville Light and Heat Company of Baldwinsville, N. Y. so held.

    (K) Each holder of shares of Common Stock of Fulton Fuel and Light Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 1945/2500 shares of Common Stock of the New Corporation for each share of Common Stock of Fulton Fuel and Light Company so held.

    (L) Each holder of shares of Common Stock of Fulton Light, Heat and Power Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 1 260/1800 shares of Common Stock of the New Corporation for each share of Common Stock of Fulton Light, Heat and Power Company so held.

    (M) Each holder of shares of Common Stock of Malone Light and Power Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 25537/30741 of one (1) share of the Common Stock of the New Corporation for each share of Common Stock of Malone Light and Power Company so held.

    (N) Each holder of shares of Common Stock of Northern New York Utilities Inc. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 191701/200000 of one (1) share of Common Stock of the New Corporation for each share of Common Stock of Northern New York Utilities Inc. so held.

    (O) Each holder of shares of Common Stock of The Norwood Electric Light and Power Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 8 461/671 shares of Common Stock of the New Corporation for each share of Common Stock of The Norwood Electric Light and Power Company so held.

    (P) Each holder of shares of Common Stock of Peoples Gas and Electric Company of Oswego outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 45650/46941 of one (1) share of Common Stock of the New Corporation for each share of Common Stock of Peoples Gas and Electric Company of Oswego so held.

    (Q) Each holder of shares of Common Stock of St. Lawrence County Utilities, Inc. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 3 16331/37586 shares of Common Stock of the New Corporation for each share of Common Stock of St. Lawrence County Utilities, Inc. so held.

    (R) Each holder of shares of Common Stock of St. Lawrence Valley Power Corporation outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 3 31071/110772 shares of Common Stock of the New Corporation for each 241 share of Common Stock of St. Lawrence Valley Power Corporation so held.

    (S) Each holder of shares of Common Stock of The Syracuse Lighting Company Inc. outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 239322/1069224 of one (1) share of Common Stock of the New Corporation for each share of Common Stock of The Syracuse Lighting Company Inc. so held.

    (T) Each holder of shares of Common Stock of Utica Gas and Electric Company outstanding when this Certificate of Consolidation is filed in the Department of State shall be and become the holder of 204395/400000 of one (1) share of Common Stock of the New
    Corporation for each share of Common Stock of Utica Gas and Electric Company so held.

    (U) Upon the surrender for cancellation by such respective holders, at such office or offices or such agency or agencies of the New Corporation as may be designated by the Board of Directors for that purpose, of the certificates representing shares of the Capital Stock of the constituent corporations so held, duly endorsed in blank for transfer if required, such respective holders shall receive a certificate or certificates representing the share or shares of Capital Stock of the New Corporation to which each such holder is entitled as aforesaid, except with respect to fractions of shares.

    (V) Certificates for fractional shares of Preferred Stock, 5% Series of the New Corporation will not be issued, but if, after consolidating all fractions of shares of Preferred Stock, 5% Series of the New Corporation to which a stockholder is entitled, such stockholder is entitled to a fraction of one (1) full share of Preferred Stock, 5% Series of the New Corporation, such holder shall receive scrip evidencing, upon such terms and with such provisions as may be determined by the Board of Directors of the New Corporation, rights in respect of such fraction of one (1) full share of such stock.

    Fractional shares of Common Stock of the New Corporation will not be issued, but if, after consolidating all fractions of shares of such Common Stock to which a stockholder is entitled, such stockholder is entitled to a fraction greater than one-half of one full share but less than one full share of Common Stock of the New Corporation, a full share of Common Stock of the New Corporation will be issued therefor.

    (W) After the filing of this Certificate of Consolidation in the Department of State, there shall be no further issue or transfer of certificates representing shares of stock of the constituent corporations; and from time to time as such certificates are presented at such office or offices or such agency or agencies as the Board of Directors of the New Corporation shall designate for that purpose, such certificates representing shares of stock of the constituent corporations shall be cancelled and certificates of stock of the New Corporation shall be issued as hereinbefore provided in respect of the shares of stock of the constituent corporations so presented; and the holders of shares of stock of the constituent corporations shall, upon and after the filing of this Certificate of Consolidation as aforesaid, be holders of the shares of stock of the New Corporation to which they are respectively entitled pursuant to the terms and conditions of this consolidation, the mode of carrying the same into effect and the manner of converting the shares of each of the constituent corporations into shares of the consolidated Corporation, hereinbefore provided.

    C.

    (1) The Board of Directors shall have power from time to time to fix and determine and to vary the amount to be reserved as working capital of the Corporation and, before the payment of any dividends or making any distribution of profits, it may set aside out of the surplus or net profits of the Corporation such sum or sums as it may from time to time in its absolute discretion think proper whether as a reserve fund to meet contingencies or for the equalizing of dividends or for repairing or maintaining any property of the Corporation or for such corporate purposes as the Board shall think 243 conducive to the interests of the Corporation, subject only to such limitations as the By-Laws of the Corporation may from time to time impose.

    (2) No contract or other transaction between this Corporation and any other corporation shall be void or voidable because of the fact that directors of this Corporation are directors of such other corporation, if such contract or transaction shall be approved or ratified by the affirmative vote of a majority of the directors present at a meeting of the Board of Directors or the committee of this Corporation having authority in the premises who are not so interested. Any director individually, or any firm of which any director is a partner, may be a party to or may be interested in any contract or transaction of this Corporation provided that such contract or transaction shall be approved or ratified by the affirmative vote of at least a majority of the directors present at a meeting of the Board of Directors or the Committee of the Corporation having authority in the premises who are not so interested. No director shall be liable to account to the Corporation for any profit realized by him from or through any such transaction or contract of the Corporation, ratified or approved as aforesaid, by reason of his interest in such transaction or contract.

    Directors so interested may be counted when present at meetings of the Board of Directors or of such committee for the purpose of determining the existence of a quorum. Any director whose interest in any such contract or transaction arises solely by reason of the fact that he is a stockholder, officer or creditor of such other company (or solely by reason of the fact that he is a director of such other company or partner in such firm where such dealing, contract or arrangement is made by officers or employees of the Corporation in the ordinary performance of their duties and without the actual participation of such director) shall not be deemed interested in such contract or other transaction under any of the provisions of this subdivision (2), nor shall any such contract or transaction be void or voidable, nor shall any such director be liable to account because of such interest.

    No contract or other transaction between this Corporation and any other corporation, at least a majority of the stock of which having voting power is owned or controlled by the Corporation, or which owns or controls at least a majority of the stock having voting power of the Corporation, or which is affiliated with this Corporation through and by reason of common control of such corporation and this Corporation by another corporation or corporations, shall in any case be void or voidable because of the fact that directors of this Corporation are directors of such other corporation, nor shall any such director be deemed interested in such contract or other transaction under any of the provisions of this subdivision (2), nor shall any such director be liable to account because of such interest.

    No contract or other transaction between this Corporation and any other corporation or firm which provides for the purchase or sale of securities or other property or for any other action by this Corporation upon terms not less favorable to this Corporation than those offered to others, shall in any case be void or voidable because of the fact that directors of this Corporation are directors of such other corporation or partners in such firm, nor shall any director be deemed interested in such contract or other transactions under any of the provisions of this subdivision (2), nor shall any such director be liable to account because of such interest.

    Any contract or act that shall be approved or ratified by the vote of the holders of a majority of the capital stock of the

    Corporation having voting powers which is represented in person or by proxy at any annual meeting of stockholders or at any special meeting called for the purpose, among others, of considering the approval or ratification of the acts of officers or directors (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the Corporation and upon all its stockholders as though it had been approved or ratified by every stockholder of the Corporation.

    (3) Subject to the By-Laws, if any, adopted by the stockholders, the Board of Directors shall also have power without the assent or vote 245 of the stockholders to make, alter, amend and repeal the By-Laws of the Corporation; to fix the times for the declaration and (except in the case of the Preferred Stock, 5% Series) payment of dividends; and to make and determine the use and disposition of any surplus or net profits over and above the capital of the Corporation.

    (4) Subject to direction by resolution of the holders of a majority of the stock the Board of Directors shall have power from time to time to determine whether and to what extent and at what times and places and under what conditions and regulations the accounts and books of the Corporation (other than the stock book) or any of them, shall be open to the inspection of stockholders; and no stockholder shall have any right to inspect any account or book or document of the Corporation except as conferred by statute or authorized by the directors or by a resolution of the stockholders.

    (5) The Board of Directors shall have the power to appoint an Executive Committee from among their number, which Committee, to the extent and in the manner provided in the By-Laws of the Corporation, shall have and may exercise all of the powers of the Board of Directors, so far as may be permitted by law, in the management of the business and affairs of the Corporation whenever the Board of Directors is not in session. The fact that the Executive Committee has acted shall be conclusive evidence that the Board of Directors was not in session at the time of such action.

    (6) The Board of Directors, in addition to the powers and authority expressly conferred upon it hereinbefore and by statute and by the By-Laws, is hereby empowered to exercise all such powers as may be exercised by the Corporation; subject, nevertheless, to the provisions of the statutes of the State of New York, of the Certificate of Consolidation and to any regulations that may from time to time be made by the stockholders, provided that no regulation so made shall invalidate any provision of the Certificate of Consolidation or any prior act of the directors which would have continued valid if such regulation had not been made.

    (7)   The  present  By-Laws of  Northern  New York  Utilities  Inc.

    (constituent corporation) shall be the By-Laws of the Corporation except as modified by the provisions hereof and except as such By-Laws from time to time may be amended or added to as provided herein, therein or by law.

    (8) The Corporation reserves the right to increase or decrease its authorized capital stock, or any class or series thereof, or to reclassify the same, and to amend, alter, change or repeal any provision contained in the Certificate of Consolidation under which the Corporation is organized or in any amendment thereto, in the manner now or hereafter prescribed by law, and all rights conferred upon stockholders in said Certificate of Consolidation or any amendment thereto are granted subject to this reservation.

    (9) Otherwise than as is specifically provided in this Article NINTH in respect of the manner of converting the shares of each of the constituent corporations into shares of the consolidated Corporation, no stockholder shall be entitled as a matter of right to subscribe for, purchase or receive any shares of the stock or any rights or options of the Corporation which it may issue or sell, whether out of the number of shares authorized by this Certificate of Consolidation or by amendment thereof or other proceedings or out of the shares of the stock of the Corporation acquired by it after the issuance thereof, nor shall any stockholder in any case be entitled as a matter of right to purchase or subscribe for or receive any bonds, debentures or other obligations which the Corporation may issue or sell that shall be convertible into or exchangeable for stock or to which shall be attached or appertain any warrant or warrants or other instrument or instruments that shall confer upon the holder or owner of such obligation the right to subscribe for or purchase from the Corporation any shares of its capital stock. But all such additional issues of stock, rights, options, or of bonds, debentures or other obligations convertible into or exchangeable for stock or to which warrants shall be attached or appertain or which shall confer upon the holder the right to subscribe for or purchase any shares of stock, may be issued and disposed of by the Board of Directors to such persons, firms, associations and corporations and upon such terms, subject to any provisions of law in regard thereto, as in 247 their absolute discretion they may deem advisable.

    (10) If it seems desirable or expedient so to do the Board of Directors may from time to time issue scrip in lieu of fractions of shares of stock or any rights in respect to fractions of shares of stock upon such terms and with such provisions as may be determined by the Board of Directors. Such scrip shall not confer upon the holder thereof any right to dividends, except insofar as may be specifically provided by the Board of Directors at the time of issuance thereof or thereafter, or any voting or other rights as a stockholder of the Corporation, but the Corporation shall from time to time, if the Board of Directors so determines, issue one or more whole shares of stock upon the surrender of scrip for fractions of shares aggregating the number of whole shares issuable in respect of the scrip so surrendered, provided that the scrip so surrendered shall be properly endorsed for transfer if in registered form.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 30th day of July, 1937.

    THOMAS N. McCARTER JR.
    President of

    Antwerp Light and Power Company


    ERNEST JOHNSTON
    Secretary of
    Antwerp Light and Power Company

    RAY W. PORTER
    President of
    Baldwinsville Light and Heat Company
    of Baldwinsville, N. Y.

    ERNEST JOHNSTON
    Secretary of
    Baldwinsville Light and Heat Company
    of Baldwinsville, N. Y.

    RAY W. PORTER
    President of
    Fulton Fuel and Light Company

    ERNEST JOHNSTON
    Secretary of
    Fulton Fuel and Light Company

    RAY W. PORTER
    President of
    Fulton Light, Heat and Power Company

    ERNEST JOHNSTON
    Secretary of
    Fulton Light, Heat and Power Company

    EDWARD WRIGHT
    President of
    Malone Light and Power Company

    ERNEST JOHNSTON

    Secretary of
    Malone Light and Power Company

    H. EDMUND MACHOLD
    President of
    Northern New York Utilities Inc.

    ERNEST JOHNSTON
    Secretary of
    Northern New York Utilities Inc.

    EDWARD WRIGHT
    President of
    The Norwood Electric Light and Power
    Company

    ERNEST JOHNSTON
    Secretary of
    The Norwood Electric Light and Power
    Company

    RAY W. PORTER
    President of
    Peoples Gas and Electric Company
    of Oswego

    ERNEST JOHNSTON
    Secretary of
    Peoples Gas and Electric Company
    of Oswego

    EDWARD WRIGHT
    President of
    St. Lawrence County Utilities, Inc.

    ERNEST JOHNSTON
    Secretary of

    St. Lawrence County Utilities, Inc.

    EDWARD WRIGHT
    President of
    St. Lawrence Valley Power Corporation

    ERNEST JOHNSTON
    Secretary of
    St. Lawrence Valley Power Corporation

    A. DEAN DUDLEY
    President of
    The Syracuse Lighting Company Inc.

    ERNEST JOHNSTON
    Secretary of
    The Syracuse Lighting Company Inc.

    LELAND D. McCORMAC
    Executive Vice-President of
    Utica Gas and Electric Company

    SARA HARRIS
    Secretary of
    Utica Gas and Electric Company


    STATE OF NEW YORK,    )
    COUNTY OF JEFFERSON, ) ss.:

    On this 30th day of July, 1937, before me personally came THOMAS N. McCARTER, JR., and ERNEST JOHNSTON to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    B. O. PINSONNEAULT
    Notary Public.

    STATE OF NEW YORK,       )
    COUNTY OF ONONDAGA, ) ss.:

    On this 30th day of July, 1937, before me personally came RAY W. PORTER and ERNEST JOHNSTON to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    CATHERINE E. AGAN
    Notary Public.

    STATE OF NEW YORK,      )
    COUNTY OF ONONDAGA,  ) ss.:

    On this 30th day of July, 1937, before me personally came EDWARD WRIGHT and ERNEST JOHNSTON to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    CATHERINE E. AGAN
    Notary Public.

    STATE OF NEW YORK,    )
    COUNTY OF JEFFERSON, ) ss.:

    On this 30th day of July, 1937, before me personally came H. EDMUND MACHOLD and ERNEST JOHNSTON to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    B. O. PINSONNEAULT
    Notary Public.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    On this 30th day of July, 1937, before me personally came A. DEAN DUDLEY and ERNEST JOHNSTON to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    CATHERINE E. AGAN
    Notary Public.

    STATE OF NEW YORK,    )
    COUNTY OF ONEIDA,     ) ss.:

    On this 30th day of July, 1937, before me personally came LELAND D. McCORMAC and SARA HARRIS to me known to be two of the persons described in and who executed the foregoing Certificate of Consolidation; and they thereupon duly acknowledged to me that they executed the same.

    JOHN J. BOURKE
    Notary Public.

    [SEAL]



    AFFIDAVIT OF OFFICERS OF ANTWERP LIGHT AND POWER COMPANY.

    STATE OF NEW YORK,     )
    COUNTY OF JEFFERSON,  ) ss.:

    THOMAS N. McCARTER, JR., and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, THOMAS N. McCARTER, JR., is the President, and he, ERNEST JOHNSTON, is the Secretary, of ANTWERP LIGHT AND POWER COMPANY, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of ANTWERP LIGHT AND POWER COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    THOMAS N. McCARTER, JR.
    ERNEST JOHNSTON


    Subscribed and sworn to before
    me this 30th day of July, 1937.

    B. O. PINSONNEAULT

    Notary Public.

    AFFIDAVIT OF OFFICERS OF BALDWINSVILLE LIGHT AND HEAT COMPANY
    OF BALDWINSVILLE, N. Y.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:


    RAY W. PORTER and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, RAY W. PORTER, is the President, and he, ERNEST JOHNSTON, is the Secretary, of BALDWINSVILLE LIGHT AND HEAT COMPANY OF BALDWINSVILLE, N. Y., one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of BALDWINSVILLE LIGHT AND HEAT COMPANY OF BALDWINSVILLE, N. Y. entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every Stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    RAY W. PORTER
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF FULTON FUEL AND LIGHT COMPANY.

    STATE OF NEW YORK,  )

    COUNTY OF ONONDAGA, ) ss.:

    RAY W. PORTER and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, RAY W. PORTER, is the President, and he, ERNEST JOHNSTON, is the Secretary, of FULTON FUEL AND LIGHT COMPANY, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of two-thirds of the outstanding shares of FULTON FUEL AND LIGHT COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed by Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    RAY W. PORTER
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.


    CATHERINE E. AGAN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF FULTON LIGHT, HEAT AND POWER COMPANY.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    RAY W. PORTER and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, Ray W. Porter, is the President, and he, Ernest Johnston, is the Secretary, of FULTON LIGHT, HEAT AND POWER COMPANY, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing

    Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of FULTON LIGHT, HEAT AND POWER COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    RAY W. PORTER
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAIN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF MALONE LIGHT AND POWER COMPANY.

    STATE OF NEW YORK,     )
    COUNTY OF ONONDAGA, ) ss.:


    EDWARD WRIGHT and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, Edward Wright, is the President, and he, Ernest Johnston, is the Secretary, of MALONE LIGHT AND POWER COMPANY, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of MALONE LIGHT AND POWER COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be 256 entitled to have his stock appraised if such action were taken.

    EDWARD WRIGHT
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF NORTHERN NEW YORK UTILITIES INC.

    STATE OF NEW YORK,     )
    COUNTY OF JEFFERSON,  ) ss.:

    H. EDMUND MACHOLD and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, H. EDMUND MACHOLD, is the President, and he, ERNEST JOHNSTON, is the
    Secretary, of NORTHERN NEW YORK UTILITIES INC., one of the constituent companies named in the foregoing Certificate of

    Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of NORTHERN NEW YORK UTILITIES INC. entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 30, 1937 upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    H. EDMUND MACHOLD
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    B. O. PINSONNEAULT
    Notary Public.

    AFFIDAVIT OF OFFICERS OF THE NORWOOD ELECTRIC LIGHT AND
    POWER COMPANY.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    EDWARD WRIGHT and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, EDWARD WRIGHT, is the President, and he, ERNEST JOHNSTON, is the Secretary, of THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    EDWARD WRIGHT

    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF PEOPLES GAS AND ELECTRIC COMPANY
    OF OSWEGO

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    RAY W. PORTER and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, RAY W. PORTER, is the President, and he, ERNEST JOHNSTON, is the Secretary, of PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    RAY W. PORTER

    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.


    AFFIDAVIT OF OFFICERS OF
    ST. LAWRENCE COUNTY UTILITIES, INC.

    STATE OF NEW YORK,     )
    COUNTY OF ONONDAGA, ) ss.:

    EDWARD WRIGHT and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, EDWARD WRIGHT, is the President, and he, ERNEST JOHNSTON, is the Secretary, of ST.

    LAWRENCE COUNTY UTILITIES, INC., one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of ST. LAWRENCE COUNTY UTILITIES, INC., entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    EDWARD WRIGHT
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN

    Notary Public.

    AFFIDAVIT OF OFFICERS OF
    ST. LAWRENCE VALLEY POWER CORPORATION.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    EDWARD WRIGHT and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, EDWARD WRIGHT, is the President, and he, ERNEST JOHNSTON, is the Secretary, of ST. LAWRENCE VALLEY POWER CORPORATION, one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of ST. LAWRENCE VALLEY POWER CORPORATION entitled to vote thereon; and that such votes were cast at a stockholders' meeting held upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of 260 record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken, such meeting having been held on July 29, 1937 and duly adjourned and reconvened on July 30, 1937, on which day such votes were cast.

    EDWARD WRIGHT
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.

    AFFIDAVIT OF OFFICERS OF THE SYRACUSE LIGHTING COMPANY INC.

    STATE OF NEW YORK,    )
    COUNTY OF ONONDAGA,) ss.:

    A. DEAN DUDLEY and ERNEST JOHNSTON, being duly sworn, do depose and say, and each for himself deposes and says: That he, A. DEAN DUDLEY, is the President, and he, ERNEST J. JOHNSTON, is the Secretary, of THE SYRACUSE LIGHTING COMPANY INC., one of the constituent companies named in the foregoing Certificate of Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of THE SYRACUSE LIGHTING COMPANY INC. entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 30, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.

    A. DEAN DUDLEY
    ERNEST JOHNSTON

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    CATHERINE E. AGAN
    Notary Public.


    AFFIDAVIT OF OFFICERS OF UTICA GAS AND
    ELECTRIC COMPANY

    STATE OF NEW YORK,    )
    COUNTY OF ONEIDA,     ) ss.:

    LELAND D. McCORMAC and SARA HARRIS, being duly sworn, do depose and say, and each for himself deposes and says: That he, LELAND D. McCORMAC, is the Executive Vice-President, and she, SARA HARRIS, is the Secretary, of UTICA GAS AND ELECTRIC COMPANY, one of the constituent companies named in the foregoing Certificate of

    Consolidation; that they have been duly authorized to execute and file the foregoing Certificate of Consolidation by votes cast in person or by proxy of the holders of record of two-thirds of the outstanding shares of UTICA GAS AND ELECTRIC COMPANY entitled to vote thereon; and that such votes were cast at a stockholders' meeting held on July 29, 1937, upon notice as prescribed in Section 45 of the Stock Corporation Law, to every stockholder of record of the Corporation entitled to vote thereon, and to every stockholder who by reason of said consolidation would be entitled to have his stock appraised if such action were taken.


    LELAND D. McCORMAC
    SARA HARRIS

    Subscribed and sworn to before
    me this 30th day of July, 1937.

    JOHN J. BOURKE
    Notary Public.

    [SEAL]
    STATE OF NEW YORK,

    DEPARTMENT OF PUBLIC SERVICE,

    STATE DIVISION.

    Albany, New York, July 31, 1937.

    ____________________________________________________
    IN THE MATTER
        of the
    Petition of ANTWERP LIGHT AND POWER COMPANY,
      BALDWINSVILLE LIGHT AND HEAT COMPANY OF
      BALDWINSVILLE, N. Y., FULTON FUEL AND LIGHT
      COMPANY, FULTON LIGHT, HEAT AND POWER
      COMPANY, MALONE LIGHT AND POWER COMPANY,

      NEW YORK POWER AND LIGHT CORPORATION,
      NORTHERN NEW YORK UTILITIES, INC., OLD
      FORGE ELECTRIC CORPORATION, PEOPLES
      GAS AND ELECTRIC COMPANY OF OSWEGO,
      ST. LAWRENCE COUNTY UTILITIES, INC.,
      ST. LAWRENCE VALLEY POWER CORPORATION,              Case No. 9105
      THE NORWOOD ELECTRIC LIGHT AND POWER
      COMPANY, THE SYRACUSE LIGHTING
      COMPANY INC., and UTICA GAS AND
      ELECTRIC COMPANY for approval and
      consent to the consolidation of the
      said companies and to the issuance
      of capital stock by the Consolidated
      Corporation; and the petition of
      NIAGARA HUDSON POWER CORPORATION for
      approval and consent to the acquisition
      and holding by said corporation of the
      voting capital stock of the Consolidated
      Corporation.

    Supplemental petition eliminating NEW YORK

      POWER AND LIGHT CORPORATION and asking
      authority to issue certain mortgage
      bonds.

    Second supplemental petition eliminating
      OLD FORGE ELECTRIC CORPORATION.
    _________________________________________________________


    The Public Service Commission of the State of New York (State Division, Department of Public Service) hereby approves the consolidation of Antwerp Light and Power Company, Baldwinsville Light and Heat Company of Baldwinsville, N. Y., Fulton Fuel and Light Company, Fulton Light, Heat and Power Company, Malone Light and Power Company, Northern New York Utilities Inc., Peoples Gas and Electric Company of Oswego, St. Lawrence County Utilities, Inc., St. Lawrence Valley Power Corporation, The Norwood Electric

    Light and Power Company, The Syracuse Lighting Company Inc. and Utica Gas and Electric Company into Niagara Hudson Public Service Corporation, which consolidation is evidenced by the Certificate of Consolidation executed by the President and Secretary of Antwerp Light and Power Company, the President and Secretary of Baldwinsville Light and Heat Company of Baldwinsville, N. Y., Fulton Fuel and Light Company, Fulton Light, Heat and Power Company and Peoples Gas and Electric Company of Oswego, the President and Secretary of Malone Light and Power Company, The Norwood Electric Light and Power Company, St. Lawrence County Utilities, Inc., and St. Lawrence Valley Power Corporation, the Executive Vice-President and Secretary of Utica Gas and Electric Company, the President and Secretary of The Syracuse
    Lighting Company Inc. and the President and Secretary of Northern New York Utilities Inc., on July 30, 1937, all in accordance with the order of the Public Service Commission of the State of New York, dated June 16, 1937, in P. S. C. Case No. 9105.

    By the Commission,

    FRANCIS E. ROBERTS,
    Secretary

    [SEAL]
    STATE OF NEW YORK     )
    DEPARTMENT OF STATE ) ss.:

    IT IS HEREBY CERTIFIED, THAT I have compared the preceding copy with the original Certificate of Consolidation of

    ANTWERP LIGHT AND POWER COMPANY

    BALDWINSVILLE LIGHT AND HEAT COMPANY OF BALDWINSVILLE, N. Y.

    FULTON FUEL AND LIGHT COMPANY,

    FULTON LIGHT, HEAT AND POWER COMPANY,

    MALONE LIGHT AND POWER COMPANY,

    NORTHERN NEW YORK UTILITIES INC.,

    THE NORWOOD ELECTRIC LIGHT AND POWER COMPANY,

    PEOPLES GAS AND ELECTRIC COMPANY OF OSWEGO,

    ST. LAWRENCE COUNTY UTILITIES, INC.,

    ST. LAWRENCE VALLEY POWER CORPORATION,

    THE SYRACUSE LIGHTING COMPANY INC., and


    UTICA GAS AND ELECTRIC COMPANY
    FORMING
    NIAGARA HUDSON PUBLIC SERVICE CORPORATION,

    with the various certificates and affidavits thereto annexed, filed in this department on the 31st day of July, 1937, and that such copy is a correct transcript therefrom and of the whole of such original.

    WITNESS my hand and the official seal of the DEPARTMENT OF STATE at the City of Albany, this second day of August, one thousand nine hundred and thirty-seven.

    FRANK S. SHARP
    Deputy Secretary of State
    [SEAL]

    STATE OF NEW YORK,     )
    COUNTY OF ONONDAGA, ) ss.:

    I, ROLLAND A. STREVER, Clerk of said County, and of Supreme and County Courts therein which are courts of Record, do hereby certify that I have compared the foregoing copy of a Certificate with the original thereof filed and recorded and now remaining on file of record in this office and that the same is a correct transcript of said original, and of the whole thereof, and of the endorsement thereon.

    IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of said County and Courts at the City of Syracuse, this 17th day of March, 1942.

    A. STREVER
    Clerk

  EXHIBIT 11
  NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
  ---------------------------------------------------------
  Computation of the Average Number of Shares of Common Stock Outstanding
  For the Three Months Ended March 31, 1994 and 1993
                                                                               (4)
                                                                               Average
                                                                                 Number
                                                                                   of
                                                                               Shares
                                                                              Outstanding
                                                                                   As
                              (1)            (2)            (3)                Shown
                                                                             on
                                                                         Consolidated
                              Shares of      Number of      Share              Statement
                                                                                  of
                                                                               Income
                              Common         Days           Days               (3
                                                                               divided
                                                                                    by
                                                                                    #
                                                                                   of
                              Stock          Outstanding    (2 x 1)            Days
                                                                               in
                                                                              Period)
                              --------       -----------    -------            ---------------------
  FOR THE THREE MONTHS
  ENDED MARCH 31:

  JANUARY 1 - MARCH 31, 1994  142,427,057    90             12,818,435,130
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN      179,301    *<F1>               5,691,034
  EMPLOYEE SAVINGS FUND PLAN      100,000    *<F1>                 700,000
                              -----------                   --------------
                              142,706,358                   12,824,826,164     142,498,068
                              ===========                   ==============     ===========

  JANUARY 1 - MARCH 31, 1993  137,159,607    90             12,344,364,630
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -

  DIVIDEND REINVESTMENT PLAN      135,699    *<F1>               4,291,118
  PURCHASE- SYRACUSE SUBURBAN         593    *<F1>                  51,591
                              -----------                   --------------
                              137,295,899                   12,348,707,339     137,207,859
                              ===========                   ==============     ===========

  NOTE:   Earningspershare calculatedonbothaprimaryandfully dilutedbasisarethesamedue to
          the effects of rounding.

  <F1>    Numberofdaysoutstandingnotshown assharesrepresentanaccumulationofweekly and monthlysalesthroughoutthequarter. Sharedaysforsharessoldarebased onthetotal number of days each share was outstanding during the quarter.


          EXHIBIT 12

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------


          Statement Showing Computation of Ratio of Earnings to Fixed
          Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1994 (in thousands of dollars)

          A.  Net income                              $ 283,339

          B.  Taxes Based on Income or Profits          155,233
                                                      ----------
          C.  Earnings, Before Income Taxes             438,572

          D.  Fixed Charges  (a)                        318,729
                                                      ----------
          E.  Earnings Before Income Taxes and
              Fixed Charges                             757,301

          F.  Allowance for Funds Used During
              Construction (AFC)                         14,235
                                                      ----------
          G.  Earnings Before Income Taxes and
              Fixed Charges without AFC               $ 743,066
                                                      =========
                    PREFERRED DIVIDEND FACTOR:

          H.  Preferred Dividend Requirements         $  30,575
                                                      ---------
          I.  Ratio of Pre-tax Income to Net
              Income (C/A)                                1.548
                                                      ----------
          J.  Preferred Dividend Factor (HxI)         $  47,330

          K.  Fixed Charges as Above  (D)               318,729
                                                      ----------
          L.  Fixed Charges and Preferred Dividends
              Combined                                $ 366,059
                                                      ==========
          M.  Ratio of Earnings to Fixed
              Charges (E/D)                                2.38
                                                      ==========
          N.  Ratio of Earnings to Fixed Charges
              without AFC (G/D)                            2.33
                                                      ==========
          O.  Ratio of Earnings to Fixed Charges
              and Preferred Dividends Combined (E/L)       2.07
                                                      ==========


          (a) Includes a portion of rentals deemed representative of the interest factor ($27,995).

          PRICE WATERHOUSE
          ONE MONY PLAZA
          SYRACUSE   NY   13202

          TELEPHONE  315-474-6571



          EXHIBIT 15
          ----------

          May 12, 1994


          SECURITIES AND EXCHANGE COMMISSION
          450 FIFTH STREET NW
          WASHINGTON   DC   20549


          Dear Sirs:

          We are aware that Niagara Mohawk Power Corporation has included our report dated May 12, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33,42720, 33-42721 and 33-
          42771) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-55546 and 33-59594). We are also aware of our responsibilities under the Securities Act of 1933.



          Yours very truly,

          /s/ Price Waterhouse