Form 10-K/A
period 1993-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1994-06-27
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-K/A

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

                                                       Exhibit  99(1)

          Securities and Exchange Commission
          Washington, D.C.  20549

          -----------------------------------------------------------------

          FORM 11-K

          FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE, SAVINGS
          AND SIMILAR PLANS PURSUANT TO SECTION 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          ----------------------------------------------------------------

          (Mark one)

          [ X ]     ANNUAL  REPORT   PURSUANT  TO  SECTION   15(d)  OF  THE
          SECURITIES          EXCHANGE ACT OF 1934 (Fee Required)

                    FOR FISCAL YEAR ENDED:   DECEMBER 31, 1993

                         or

          [   ]     TRANSITION  REPORT PURSUANT  TO  SECTION 15(d)  OF  THE
                    SECURITIES EXCHANGE ACT OF 1934 (No fee required)

                    For   the   transition   period  from   __________   to
          ____________

          -----------------------------------------------------------------
          --

          Commission file number 1-2987

          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

          EMPLOYEE SAVINGS FUND PLAN
          FOR REPRESENTED EMPLOYEES OF
          NIAGARA MOHAWK POWER CORPORATION

          B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

          NIAGARA MOHAWK POWER CORPORATION
          300 ERIE BOULEVARD WEST
          SYRACUSE, NY  13202

                              EMPLOYEE SAVINGS FUND PLAN
                             FOR REPRESENTED EMPLOYEES OF
                           NIAGARA MOHAWK POWER CORPORATION



                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                       Page

          Report of Independent Accountants                               3

          Index to Financial Statements:

               Statements of Net Assets at December 31, 1993 and 1992     4

               Statements of Changes in Net Assets for the years ended
                    December 31, 1993 and 1992                            5

               Notes to Financial Statements                              6


          Supplemental Schedules (Note A):

                I.  Other Investments at December 31, 1993               13


               II.  Transactions or series of transactions in excess
                    of 5% of the current value of plan assets
                    for the year ended December 31, 1993                 14


               Note A - Schedules not included with this additional financial data have been omitted because they are not applicable.



          Financial Statement Schedules:

                    Statements of Net Assets by Fund at
                       December 31, 1993 and 1992                        15


                    Statements of Changes in Net Assets by Fund
                       for the years ended December 31, 1993
                       and 1992                                          17


          Signature Page                                                 19




          Consent of Independent Accountants - Exhibit #23               20

          PRICE WATERHOUSE


          REPORT OF INDEPENDENT ACCOUNTANTS


          March 25, 1994

          To the Participants and the
          Administrative Committee
          of the Employee Savings Fund Plan
          for Represented Employees of
          Niagara Mohawk Power Corporation


          In our opinion, the accompanying statements of net assets and the related statements of changes in net assets present fairly, in all material respects, the financial position of the Employee Savings Fund Plan for Represented Employees of Niagara Mohawk Power Corporation at December 31, 1993 and 1992, and the changes in its financial position for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

          /s/ Price Waterhouse

                              EMPLOYEE SAVINGS FUND PLAN
                             FOR REPRESENTED EMPLOYEES OF
                           NIAGARA MOHAWK POWER CORPORATION

                               STATEMENTS OF NET ASSETS


                                            DECEMBER 31,      DECEMBER 31,


                                                1993              1992

           ASSETS

           INVESTMENTS
             Common Stock of Niagara Mohawk
               Power Corporation, at market
               value (cost $139,734,768 at
               December 31, 1993 and
               $158,638,528 at
               December 31, 1992)            $186,766,621     $203,447,064


             Other investments, at market
               value -- Schedule I            139,258,990       89,167,601



           NET ASSETS                        $326,025,611     $292,614,665



              The accompanying notes and schedules are an integral part
                            of these financial statements.

                              EMPLOYEE SAVINGS FUND PLAN
                             FOR REPRESENTED EMPLOYEES OF
                           NIAGARA MOHAWK POWER CORPORATION

                         STATEMENTS OF CHANGES IN NET ASSETS


                                                FOR THE YEAR   FOR THE YEAR
                                                   ENDED           ENDED
                                                DECEMBER 31,   DECEMBER 31,

                                                    1993           1992

        ADDITIONS

        Investment income:
          Net appreciation (depreciation)
            in fair value of net assets        $  7,486,637   $ (1,077,823)

          Dividends on Niagara Mohawk
          Power Corporation Common Stock          9,235,959      8,450,961

          Realized gains on disposition of
            investments                           9,413,803     15,150,692
          Interest and dividend income            7,552,200      3,750,268

                                                 33,688,599     26,274,098
        Contributions:

          Participants' contributions            20,834,423     19,213,831

          Niagara Mohawk Power Corporation        7,082,352      6,870,549

                                                 27,916,775     26,084,380

                        TOTAL ADDITIONS          61,605,374     52,358,478

        DEDUCTIONS
        Accounts withdrawn                       27,746,651     16,042,714

        Employee accounts transferred               267,259      2,081,883

        Plan expenses                               180,518        320,296
                        TOTAL DEDUCTIONS         28,194,428     18,444,893

              INCREASE IN NET ASSETS             33,410,946     33,913,585
        Net assets, beginning of year           292,614,665    258,701,080

        Net assets, end of year                $326,025,611   $292,614,665


              The accompanying notes and schedules are an integral part
                            of these financial statements.

                              EMPLOYEE SAVINGS FUND PLAN
                             FOR REPRESENTED EMPLOYEES OF
                           NIAGARA MOHAWK POWER CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1993 and 1992


       NOTE 1 - PLAN AMENDMENTS

       Effective July 1, 1992, the trust for the Employee Savings Fund Plan for Represented Employees of Niagara Mohawk Power Corporation (Plan) was transferred to Fidelity Investments Institutional Services Company, Inc., 82 Devonshire Street, Boston, MA 02109-3614. The record keeping and investment management of the Plan also were transferred to Fidelity Institutional Retirement Services Company, a division of Fidelity
       Investments Institutional Services Company. The Fidelity Management and Research Company handles the investment management of Plan funds.

       The four investment elections previously offered under the Plan were replaced by similar mutual fund investment options at Fidelity and since July 1, 1992, are handled as follows:

          * monies that were invested in the Government Fund are now invested in the Fidelity Retirement Government Money Market Portfolio;

          * monies invested in the Commingled Equity Index Fund (a Standard & Poors (S&P) 500 Index Fund) are now invested in the Fidelity U.S. Equity Index Portfolio (also a S&P 500 Index Fund);

          * monies that were invested in the Fixed Income Fund are now invested in the Fixed Income Fund, but now this Fund is managed by Fidelity Management Trust Company;

          * monies invested in Niagara Mohawk Power Corporation (Company) Common Stock (including the Company match) will continue to be invested in Company Common Stock.

       In addition, three new mutual fund investment options were made available:

          *   Fidelity Growth and Income Portfolio

          *   Fidelity Growth Company Fund

          *   Fidelity U.S. Bond Index Portfolio

       An additional mutual fund was made available February 1, 1994.

          *   Fidelity Overseas Fund

       Further changes as a result of the transfer to Fidelity are discussed in more detail in the notes which follow.

       NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       The accounting records of the Plan are maintained on the accrual basis.
       The  accounting   principles  and  practices  which   affect  the  more
       significant elements of the financial statements are:

       Valuation of Investments - Company Common Stock is valued at the closing market price on the last business day of the year. Investment units in the U.S. Equity Index Portfolio, the U.S. Bond Index Portfolio, the Growth and Income Portfolio, Growth Company Fund and Overseas Fund are valued at the year end market value of the underlying securities in the Fund. Investment units in the Fixed Income Fund and Government Money Market Portfolio are valued at a constant $1 per unit and are supported by insurance contracts and U.S. Government Obligations, respectively. Temporary investments in short-term cash funds are also valued at a constant $1 per unit. Net unrealized appreciation or depreciation for the year is reflected in the Statements of Changes in Net Assets for each of the funds.

       Investment income - Dividend income from the Stock Fund is recognized as of the ex-dividend date and income from government securities and temporary cash investments is recognized as earned. Dividend and interest income and realized gains and losses from the sale of underlying securities of the U.S. Equity Index Portfolio, the U.S. Bond Index Portfolio, the Growth and Income Portfolio, Growth Company Fund, and Overseas Fund increase or decrease the value of a unit. The cost of investments used in determining realized and unrealized gains and losses is based on the revalued cost method. Income from insurance contracts and U.S. Government Obligations in the Fixed Income Fund and Government Money Market Portfolio, respectively, is reinvested in additional units of the Fund.

       Contributions - Contributions from employees and the Company are based upon amounts authorized to be withheld from the base salary of employees and matched, to the extent applicable, by the Company.

       Transfers - Assets transferred from the Plan, representing the accounts of participants whose job status changed from represented to non-represented, are valued at market. In addition, participants may transfer amounts representing basic and unmatched contributions and income thereon from one fund to another within the guidelines of the Plan.

       Withdrawals - Assets withdrawn from the Plan by participants during the year are valued using an average market price on the date such assets are accumulated to pay withdrawals.

       Loans - Loans to participants are valued at their outstanding principal amount.

       Administrative costs - All administrative costs, principally legal, audit and trustee fees, are paid directly by the Plan; investment management expenses of each fund are deducted from the assets of that fund.

       NOTE 3 - DESCRIPTION OF THE PLAN

       Eligibility - To be eligible, an employee must be represented by the International Brotherhood of Electrical Workers (AFL-CIO) union and be 21 years of age with one year of service.

       Administration - The Administrator of the Plan is the Company's Employee Savings Fund Plan Committee. The assets of the Plan are held and managed by the Trustee, Fidelity Investments Institutional Services Company, Incorporated. With the exception of the Stock Fund, the Trustee has the discretion to determine the composition of the investments in the Funds.

       The Company expects to continue the Plan indefinitely but has reserved the right to amend or terminate the Plan at any time. If terminated, all contributions of the Company cease and the trust continues until all assets held by the trust are distributed.

       The Plan is not subject to, nor insured by, the Pension Benefit Guaranty Corporation established by the Employee Retirement Income Security Act of 1974.

       Basic contributions - Effective June 1, 1993, participants may contribute from 2% to 15% of their base wage or salary, on a before-tax basis, from 2% to 10% on an after-tax basis, or a combination thereof and elect to have their contributions invested in common stock of the Company (Stock Fund), U.S. Government securities (Government Money Market Portfolio), equity investments (U.S. Equity Index Portfolio), fixed income investments (Fixed Income Fund), treasury, agency, mortgage and corporate securities (the U.S. Bond Index Portfolio), common stock, bonds and convertibles (the Growth and Income Portfolio or Growth Company Fund) and beginning in 1994, foreign securities (the Overseas Fund). Subject to limitations based upon a participant's length of service and age, the Company contributes, out of current or accumulated profits, an amount equal to one-half of the participants first 2% to 6% of contributions. Company contributions are invested entirely in the Stock Fund and are fully and immediately vested upon being credited to the participant's account.

       The maximum amount a participant can contribute to the Plan on a before-tax basis is limited per year by the Internal Revenue Service. Such limitations were $8,994 for 1993 and $8,728 for 1992.

       Withdrawals - A participant may elect to withdraw all or part of the stock and cash attributable to his after-tax contributions, generally on the 1st or 15th of any month. Contributions made on a before-tax basis may not be withdrawn until a participant attains age 59 1/2, except for death, disability, retirement or under certain circumstances of hardship, in which case the participant may be subject to tax penalties.

       Participant Loan Provision - Participants in the Plan may obtain a loan in any amount between a minimum of $1,000 and a maximum of $50,000 but not more than 50% of the participant's before-tax contributions and earnings thereon. Loans may be obtained on a semi-monthly basis and the interest rate charged will be the prevailing prime commercial rate plus 1% at the time of the loan. Loans will be secured by a lien on the borrowing participant's plan account. Effective February 1, 1994, participants may obtain a second loan for any of the following reasons:
       1) purchase of a principal residence; 2) post secondary education for individual or dependents; 3) reimbursement of medical expenses; and, 4) avoidance of foreclosure or eviction from a principal residence.

       The Plan participant may elect a repayment period of from one to five years, over which the loan will be repaid by level payroll deductions. Loan repayments will be invested in the Plan's fund accounts according to the participant's current allocation of before-tax contributions.

       Participants - At December 31, 1993, there were 7,326 employees participating in the Plan with balances in one or more of the Funds as follows:

                                                      Number of
                                                    Participants

                Stock Fund                             4,355
                Government Money Market Portfolio        939
                U.S. Equity Index Portfolio            3,045
                Fixed Income Fund                      3,139
                U.S. Bond Index Portfolio                658
                Growth and Income Portfolio            1,739
                Growth Company Fund                    1,490
                Loan Fund                              1,299

          Common stock purchases - Purchases of common stock of the Company may be made by the Trustee directly from the Company at the mean of the quoted high and low selling price, as reported for the day on which the purchase is made, or the purchase may be made on any exchange, through any broker-dealer or from other stockholders. Cost of shares purchased on an exchange includes brokers fees.

          Investments in the Stock Fund are stated in units, not shares. The value of a unit reflects the combined market value of a share of common stock and the cash or liquid investments held by the Stock Fund. The Stock Fund keeps some of its assets in cash or liquid investments so that Plan participants may trade into and out of the Stock Fund on any business day. This requires it to be unitized. Unitization does not change the market value of a participant's investment, only the manner in which that value is expressed.

          The equivalent number of shares of common stock a participant owns on any given day can be determined by multiplying the total number of units owned by the unit value on that day and then dividing that amount by the common stock market price for that day.

          NOTE 4 - ACCOUNT VALUES

          Interests in the funds are represented by "units" of participation. The value of a unit is determined on a daily basis by dividing the current fair market value of the assets in each fund by the total number of units in each fund. Each participant's account in a particular fund is credited each day with the number of units determined by dividing the participants contribution to the fund by the unit value as determined at the end of that day.

          The values and units of participation in the funds consisted of:

                                             December 31,   December 31,
                                                1993           1992
          Stock Fund:
            Number of units                  16,658,890      20,004,313
            Value of unit                        $11.34          $10.29
            Number of shares                  9,223,043      10,637,755
            Market value at end of year           20.25          19.125

          Government Money Market Portfolio:
            Number of units                   5,873,470       5,338,483
            Value per unit                        $1.00           $1.00

          U.S.Equity Index Portfolio:
            Number of units                   1,964,558       1,851,282
            Value per unit                       $17.27          $16.38

          Fixed Income Fund:
            Number of units                  51,827,646      37,150,344
            Value per unit                        $1.00           $1.00

          U.S. Bond Index Portfolio:
            Number of units                     560,540         201,025
            Value per unit                       $11.00          $10.76

          Growth and Income Portfolio:
            Number of units                     900,163         229,603
            Value per unit                       $22.22          $19.71

          Growth Company Fund:
            Number of units                     474,341         128,777
            Value per unit                       $29.06          $27.64



          NOTE 5 - REALIZED GAIN/LOSS ON DISPOSITION OF INVESTMENTS

          The  amounts of  realized gains  or losses  arising from  the transactions  in investments during the periods are as follows:



                                                               Revalued       Net
                                         Year  Units/Shares   Cost Basis    Proceeds   Gains/Losses


           Stock Fund                    1993    4,978,410   $51,227,839  $59,873,227   $ 8,645,388
                                         1992    2,130,578   $17,823,108  $22,404,017   $ 4,580,909

           U.    S.    Equity    Index   1993      429,914   $ 7,041,995  $ 7,261,519   $   219,524
           Portfolio                     1992      675,346   $20,965,160  $31,531,777   $10,566,617
           U.S. Bond Index Portfolio     1993      120,921   $ 1,301,115  $ 1,343,683   $    42,568
                                         1992          -              -            -            -

           Growth and Income Portfolio   1993      147,904   $ 2,915,195  $ 3,213,753   $   298,558
                                         1992          -              -            -            -
           Growth Company Fund           1993      137,178   $ 3,805,542  $ 4,013,307   $   207,765
                                         1992          -              -            -            -


          Share/units were sold to fund cash withdrawals and transfers.


          NOTE 6 - FEDERAL INCOME TAX STATUS

          The Internal Revenue Service has ruled that the Plan, as amended January 1, 1987, qualifies under Internal Revenue Code Sections 401(a) and 401(k) and the Trust formed under the Plan is exempt from Federal income tax under Internal Revenue Code section 501(a) subject to Internal Revenue Service (IRS) determination that the Plan amendments comply with the Tax Reform Act of 1986, and thus continues to meet the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code, and that the Trust formed under the Plan remains exempt from income tax under
          Section 501(a) of the Internal Revenue Code. The ESFP Committee believes that Plan changes subsequent to January 1, 1987, including the 1992 changes, do not affect the tax-exempt status of the Plan or the Trust thereunder and will seek IRS re-determination.

          Schedule I
                                          EMPLOYEE SAVINGS FUND PLAN
                                         FOR REPRESENTED EMPLOYEES OF
                                       NIAGARA MOHAWK POWER CORPORATION

                                               OTHER INVESTMENTS

                                               DECEMBER 31, 1993


           Name of issuer and               Balance held at end of                    Market Value
           title of issue                   year. Number of units          Cost      at end of year


           Stock Fund:

           Fidelity Short Term                  2,145,188 units        $  2,145,188    $  2,145,188
              Investment Fund

           Government Money Market
           Portfolio                            5,873,470 units        $  5,873,470    $  5,873,470


           U.S. Equity Index Portfolio          1,964,558 units        $ 31,219,448    $ 33,927,910

           Fixed Income Fund                   51,827,646 units        $ 51,827,646    $ 51,827,646


           U.S. Bond Index Portfolio              560,540 units        $  6,143,194    $  6,165,943

           Growth and Income Portfolio            900,163 units        $ 18,796,710    $ 20,001,617


           Growth Company Fund                    474,341 units        $ 13,755,772    $ 13,784,339


           Loan Fund                                                   $  5,532,877    $  5,532,877

           Grand Total - All Funds                                     $135,294,305    $139,258,990


  Schedule II
                                                         EMPLOYEE SAVINGS FUND PLAN
                                                        FOR REPRESENTED EMPLOYEES OF
                                                      NIAGARA MOHAWK POWER CORPORATION

                                            TRANSACTIONS OR SERIES OF TRANSACTIONS IN EXCESS OF
                                                   5% OF THE CURRENT VALUE OF PLAN ASSETS

                                                        YEAR ENDED DECEMBER 31, 1993


   Single Transactions in Excess of 5% of the Current Value of Plan Assets:*

     Identity of       Description              Value of        Value          Cost of
   Party Involved       of Assets              Purchases       of Sales         Asset         Net Gain

   None



   Series of Transactions in Excess of 5% of the Current Value of Plan Assets:*



        Identity of       Description          Number of    Number of     Value of       Value           Cost of
      Party Involved        of Assets          Purchases      Sales      Purchases      of Sales          Asset        Net Gain


   Fidelity            Fixed Income Fund           253          204     $27,060,184    $12,382,881     $12,382,881    $     -
   Niagara Mohawk
   Power Corporation   Common Stock                252          250      19,882,057     59,873,227      41,183,139    18,690,088

   Fidelity            Growth Company              239          121      14,145,434      4,013,307       3,919,703        93,604
                       Fund
   Fidelity            Growth and Income           251          109      17,454,061      3,213,753       3,097,758       115,995
                       Portfolio

   Fidelity            US Equity Index             234          195       9,179,462      7,261,519       6,803,471       458,048
                       Portfolio



  *  Based upon the current value at the beginning of the plan year.


  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF NET ASSETS BY FUND
  DECEMBER 31, 1993
                                            GOVERNMENT
                                            MONEY         U.S. EQUITY FIXED         US BOND
                                            MARKET        INDEX       INCOME        INDEX
                            STOCK FUND      PORTFOLIO     PORTFOLIO   FUND          PORTFOLIO

   ASSETS

   INVESTMENTS
   Common Stock of
    Niagara Mohawk
    Power Corporation
    at market value
    (cost - $139,734,768;
    9,223,043 shares)
    Other Investments       $186,766,621    $     -       $     -     $        -          -
    (See Schedule I)           2,145,188     5,873,470     33,927,910  51,827,646   $6,165,943
   NET ASSETS               $188,911,809    $5,873,470    $33,927,910 $51,827,646   $6,165,943

                            GROWTH
                            AND             GROWTH
                            INCOME          COMPANY
                            PORTFOLIO       FUND          LOAN FUND   TOTAL

   ASSETS
   INVESTMENTS
   Common Stock of
    Niagara Mohawk
    Power Corporation
    at market value
    (cost - $139,734,768;
    9,223,043 shares)
    Other Investments       $    -          $  -          $   -       $186,766,621
    (See Schedule I)         20,001,617      13,784,339    5,532,877   139,258,990

   NET ASSETS               $20,001,617     $13,784,339   $5,532,877  $326,025,611

  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF NET ASSETS BY FUND
  DECEMBER 31, 1992

                                       GOVERNMENT   U.S.
                                       MONEY        EQUITY                                 GROWTH
                                       MARKET       INDEX        FIXED         US BOND     AND
                                       PORTFOLIO    PORTFOLIO    INCOME        INDEX       INCOME
                         STOCK FUND    (A)          (B)          FUND          PORTFOLIO   PORTFOLIO

   ASSETS

   INVESTMENTS
   Common Stock of
    Niagara Mohawk
    Power Corporation
    at market value
    (cost-$158,638,528;
    10,637,755 shares    $203,447,064  $     -      $     -      $        -    $     -     $    -
    Other Investments       2,397,321   5,338,483    30,323,997   37,150,344    2,163,028   4,525,477
   NET ASSETS            $205,844,385  $5,338,483   $30,323,997  $37,150,344   $2,163,028  $4,525,477


                         GROWTH
                         COMPANY
                         FUND          LOAN FUND    TOTAL

   ASSETS
   INVESTMENTS
   Common Stock of
    Niagara Mohawk
    Power Corporation
    at market value
    (cost-$158,638,528;
    10,637,755 shares)
    Other Investments    $  -          $   -        $203,447,064
    (See Schedule I)      3,559,400     3,709,551     89,167,601

   NET ASSETS            $3,559,400    $3,709,551   $292,614,665
  (A) FORMERLY (THROUGH JUNE 30, 1992) THE GOVERNMENT FUND



  (B) FORMERLY (THROUGH JUNE 30, 1992) THE COMMINGLED EQUITY FUND

  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF CHANGES IN NET ASSETS BY FUND
  FOR THE YEAR ENDED DECEMBER 31, 1992

                                                               GOVERNMENT          U.S.
                                                                    MONEY        EQUITY                                   GROWTH
                                                                   MARKET         INDEX        FIXED       US BOND           AND
                                                                PORTFOLIO     PORTFOLIO       INCOME         INDEX        INCOME
                                                  STOCK FUND          (A)           (B)         FUND     PORTFOLIO     PORTFOLIO
                                                  ----------    ---------     ---------       ------     ---------     ---------
   ADDITIONS
   Investment income:
     Net appreciation (depreciation)
      in fair value of net assets               $ 7,958,927     $    (24)  $(9,144,931)   $    6,798   $ (13,019)      $  84,676

     Dividends on Niagara Mohawk Power
      Corporation Common Stock                    8,450,961         -             -             -             -             -

     Realized gains                               4,580,909         -       10,566,617          -              58            889
     Interest and dividend Income                   134,374      169,333       426,490     2,618,487       37,754         50,531
                                                 21,125,171      169,309     1,848,176     2,625,285       24,793        136,096

   Contributions
     Participant contributions                    9,375,360      847,991     4,240,841     4,574,203       25,048         82,649
     Niagara Mohawk Power Corporation             6,870,549         -             -            -             -              -

                                                 16,245,909      847,991     4,240,841     4,574,203       25,048         82,649
                   TOTAL ADDITIONS               37,371,080    1,017,300     6,089,017     7,199,488       49,841        218,745

   DEDUCTIONS
   Participant loan payments                             -           -            -            -             -               -
   Accounts withdrawn                            12,999,237      292,695       890,730     1,858,208           26          1,008
   Participant loans                              1,486,211        7,539       653,634       271,616         -             8,199
   Plan expenses                                    189,501       10,722        45,381        72,342          491          1,032
   Employees accounts transferred                14,024,648     (886,694)      383,394   (2,703,242)   (2,113,704)   (4,316,971)

                  TOTAL DEDUCTIONS               28,699,597     (575,738)    1,973,139     (501,076)   (2,113,187)   (4,306,732)
             INCREASE IN NET ASSETS               8,671,483    1,593,038     4,115,878     7,700,564    2,163,028      4,525,477


   Net assets, beginning of year                197,172,902    3,745,445    26,208,119    29,449,780          -              -
   Net assets, end of year                     $205,844,385   $5,338,483   $30,323,997   $37,150,344   $2,163,028     $4,525,477

  1--To eliminate inter fund transfers in consolidation.           (A) FORMERLY (THROUGH JUNE 30, 1992) THE GOVERNMENT FUND
                                                                   (B) FORMERLY (THROUGH JUNE 30, 1992) THE COMMINGLED EQUITY FUND

  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF CHANGES IN NET ASSETS BY FUND
  FOR THE YEAR ENDED DECEMBER 31, 1992
                                                    GROWTH
                                                   COMPANY
                                                      FUND        LOAN FUND       ADJUSTMENTS (1)          TOTAL
                                                ----------        ---------       ---------------         ------

   ADDITIONS
   Investment income:
     Net appreciation (depreciation)
      in fair value of net assets             $    29,750         $   -                             $(1,077,823)
     Dividends on Niagara Mohawk Power
      Corporation Common Stock                        -               -                               8,450,961

     Realized gains                                 2,219             -                              15,150,692
     Interest and dividend Income                 122,060          191,239                            3,750,268

                                                  154,029          191,239                           26,274,098
   Contributions
     Participant contributions                     67,739             -                              19,213,831
     Niagara Mohawk Power Corporation                -                -                               6,870,549
                                                   67,739             -                              26,084,380


                   TOTAL ADDITIONS                221,768          191,239                           52,358,478
   DEDUCTIONS
   Participant loan payments                         -           1,033,024            (1,033,024)          -
   Accounts withdrawn                                 810             -                              16,042,714
   Participant loans                                5,701             -               (2,432,900)          -
   Plan expenses                                      827             -                                 320,296

   Employee accounts transferred                                                       1,033,024
                                               (3,344,970)      (2,426,502)            2,432,900      2,081,883

                  TOTAL DEDUCTIONS             (3,337,632)      (1,393,478)                 -        18,444,893
            INCREASE IN NET ASSETS              3,559,400        1,584,717                  -        33,913,585


   Net assets, beginning of year                     -           2,124,834                          258,701,080
   Net assets, end of year                     $3,559,400       $3,709,551           $      -      $292,614,665

  1--To eliminate inter fund transfers in consolidation.           (A) FORMERLY (THROUGH JUNE 30, 1992) THE GOVERNMENT FUND
                                                                   (B) FORMERLY (THROUGH JUNE 30, 1992) THE COMMINGLED EQUITY FUND

  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF CHANGES IN NET ASSETS BY FUND
  FOR THE YEAR ENDED DECEMBER 31, 1993

                                                               GOVERNMENT          U.S.
                                                                    MONEY        EQUITY         FIXED        US BOND        GROWTH
                                                                   MARKET         INDEX        INCOME          INDEX           AND
                                                 STOCK FUND     PORTFOLIO     PORTFOLIO          FUND      PORTFOLIO        INCOME
                                                 ----------     ---------     ---------        ------      ---------     PORTFOLIO
                                                                                                                         ---------
   ADDITIONS
   Investment income:
     Net appreciation (depreciation)
      in fair value of net assets              $ 5,178,448    $     -       $1,466,487   $      -        $  19,381     $  937,274

     Dividends on Niagara Mohawk Power
      Corporation Common Stock                   9,235,959          -             -             -              -             -

     Realized gains                              8,645,388          -          219,524          -            42,568       298,558
     Interest and dividend Income                     -          160,433     1,315,345     3,166,318        398,128       971,044
                                                23,059,795       160,433     3,001,356     3,166,318        460,077     2,206,876

   Contributions
     Participant contributions                   8,661,396       757,117     3,872,848     4,230,994        457,896     1,598,047
     Niagara Mohawk Power Corporation            7,082,352          -                          -               -              -

                                                15,743,748       757,117     3,872,848     4,230,994        457,896     1,598,047
                   TOTAL ADDITIONS              38,803,543       917,550     6,874,204     7,397,312        917,973     3,804,923

   DEDUCTIONS
   Participant loan payments                      (901,677)      (41,554)     (376,692)     (430,606)       (19,596)     (133,363)
   Accounts withdrawn                           18,014,396     1,683,260     1,668,944     5,049,311        356,236       710,362
   Participant loans                             2,100,219        58,277       429,815       360,529         13,802       175,994
   Plan expenses                                   128,900         2,307        13,047        17,996          2,079         7,946
   Employee accounts transferred                36,394,281    (1,319,727)    1,535,177   (12,277,220)    (3,437,463)  (12,432,156)

                  TOTAL DEDUCTIONS              55,736,119       382,563     3,270,291    (7,279,990)    (3,084,942)  (11,671,217)
   INCREASE (DECREASE) IN NET ASSETS           (16,932,576)      534,987     3,603,913    14,677,302      4,002,915    15,476,140
   Net assets, beginning of year               205,844,385     5,338,483    30,323,997    37,150,344      2,163,028     4,525,477

   Net assets, end of year                    $188,911,809    $5,873,470   $33,927,910   $51,827,646     $6,165,943   $20,001,617

  1--To eliminate inter fund transfers in consolidation.

  EMPLOYEE SAVINGS FUND PLAN FOR REPRESENTED EMPLOYEES OF
  NIAGARA MOHAWK POWER CORPORATION
  STATEMENT OF CHANGES IN NET ASSETS BY FUND
  FOR THE YEAR ENDED DECEMBER 31, 1993


                                                     GROWTH
                                                    COMPANY
                                                       FUND     LOAN FUND   ADJUSTMENTS (1)          TOTAL
                                                 ----------     ---------   ---------------         ------
   ADDITIONS
   Investment income:
     Net appreciation (depreciation)
      in fair value of net assets                $(114,953)     $   -                         $ 7,486,637
     Dividends on Niagara Mohawk Power
      Corporation Common Stock                         -            -                           9,235,959
     Realized gains                                207,765          -                           9,413,803
     Interest and dividend Income                1,219,423       321,509                        7,552,200

                                                 1,312,235       321,509                       33,688,599


   Contributions
     Participant contributions                   1,256,125          -                          20,834,423
     Niagara Mohawk Power Corporation                 -             -                           7,082,352

                                                 1,256,125          -                          27,916,775

                   TOTAL ADDITIONS               2,568,360       321,509                       61,605,374

   DEDUCTIONS
   Participant loan payments                      (109,754)    2,013,242                             -
   Accounts withdrawn                              264,142          -                          27,746,651
   Participant loans                               376,423          -           (3,515,059)          -
   Plan expenses                                     8,243          -                             180,518
   Employee accounts transferred                (8,195,633)   (3,515,059)        3,515,059        267,259

                  TOTAL DEDUCTIONS              (7,656,579)   (1,501,817)              -       28,194,428
   INCREASE (DECREASE) IN NET ASSETS            10,224,939     1,823,326               -       33,410,946

   Net assets, beginning of year                 3,559,400     3,709,551               -      292,614,665

   Net assets, end of year                     $13,784,339     5,532,877        $      -     $326,025,611
  1--To eliminate inter fund transfers in consolidation.


  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Committee to administer the Employee Savings Fund Plan for Represented Employees of Niagara Mohawk Power Corporation has duly caused this annual report to be signed by the undersigned thereunto duly authorized.



                                   Committee of the
                                   Employee Savings Fund Plan
                                   for Represented Employees of
                                   Niagara Mohawk Power Corporation


  DATE:  April 11, 1994            BY/s/ David J. Arrington
                                     David J. Arrington, Chairman


                                     /s/ Darlene D. Kerr
                                     Darlene D. Kerr, Member


                                     /s/ Robert J. Patrylo
                                     Robert J. Patrylo, Member


                                     /s/ John W. Powers
                                     John W. Powers, Member


                                     /s/ Michael P. Ranalli
                                     Michael P. Ranalli, Member


                                     /s/ B. Ralph Sylvia
                                     B. Ralph Sylvia, Member





   11-K-REP.pej

  EXHIBIT 23



                      CONSENT OF INDEPENDENT ACCOUNTANTS


  We hereby consent to the incorporation by reference in the Registration

  Statement on Form S-8 (No. 33-42720) of Niagara Mohawk Power Corporation

  of our report dated March 25, 1994 appearing on page 3 of this Form 11-K.



  /s/Price Waterhouse

  Syracuse, New York
  June 24, 1994