Form 10-Q
period 1994-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1994-08-15
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1994
          ---------------------------------------------
          OR

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

          YES [X]   NO [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $1 par value, outstanding at July 31, 1994 - 143,431,306

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

          FORM 10-Q - For The Quarter Ended June 30, 1994


          INDEX


                Part I.  Financial Information                   Page

          Item 1.  Financial Statements.

                a) Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 1994 and 1993                           3

                b) Consolidated Balance Sheets - June 30,
                   1994 and December 31, 1993                       5

                c) Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1994 and 1993          7

                d) Notes to Consolidated Financial Statements       8

                e) Review by Independent Accountants               17

                f) Independent Accountants' Report on the
                   Limited Review of the Interim Financial
                   Information                                     18

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.                                     19




                Part II.  Other Information

          Item 1.  Legal Proceedings.                              36

          Item 5.  Other Events.                                   38

          Item 6.  Exhibits and Reports on Form 8-K.               45


          Signature                                                46


    PART 1. FINANCIAL INFORMATION
    -----------------------------
    ITEM 1. FINANCIAL STATEMENTS.
    -----------------------------
    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
    ----------------------------------------------


                                        THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                                        1994           1993
                                        ---------      ----------
                                        (In thousands of dollars)
    OPERATING REVENUES:
      Electric                          $ 846,856      $  801,444
      Gas                                 132,844         127,801

                                          979,700         929,245

    OPERATING EXPENSES:
      Operation:
        Fuel for electric generation       52,647          53,272
        Electricity purchased             269,770         204,470
        Gas purchased                      65,098          64,340
        Other operation expense           174,024         195,703
      Maintenance                          46,491          51,966
      Depreciation and amortization        76,942          68,616
      Federal and foreign income taxes     44,982          42,854
      Other taxes                         119,122         115,355

                                          849,076         796,576

    OPERATING INCOME                      130,624         132,669

    OTHER INCOME AND (DEDUCTIONS):
      Allowance for other funds used
       during construction                    893           1,890
      Federal and foreign income taxes      2,132           4,748
      Other items (net)                     3,434          (2,288)

                                            6,459           4,350

    INCOME BEFORE INTEREST CHARGES        137,083         137,019

    INTEREST CHARGES:
      Interest on long-term debt           67,277          71,440
      Other interest                        4,136           2,416
      Allowance for borrowed funds used
       during construction                 (1,889)         (2,162)

                                           69,524          71,694

    NET INCOME                             67,559          65,325
    Dividends on preferred stock            7,072           8,084

    BALANCE AVAILABLE FOR COMMON STOCK  $  60,487      $   57,241

    Average number of shares of common
      stock outstanding
      (in thousands)                      142,912         140,170

    Balance available per average
      share of common stock             $  .42         $   .41
    Dividends paid per share of common
      stock                                .28             .25



    PART 1. FINANCIAL INFORMATION
    -----------------------------
    ITEM 1. FINANCIAL STATEMENTS.
    -----------------------------
    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
    ----------------------------------------------


                                        SIX MONTHS ENDED JUNE 30,
                                        ---------------------------
                                        1994           1993
                                        ---------      ----------
                                        (In thousands of dollars)
    OPERATING REVENUES:
      Electric                          $1,780,573     $1,678,069
      Gas                                  434,685        387,215

                                         2,215,258      2,065,284

    OPERATING EXPENSES:
      Operation:
        Fuel for electric generation       114,772        117,620
        Electricity purchased              545,130        410,662
        Gas purchased                      240,182        219,343
        Other operation expense            346,708        390,530
      Maintenance                           93,984        102,296
      Depreciation and amortization        152,348        136,278
      Federal and foreign income taxes     133,286        124,309
      Other taxes                          254,876        243,908

                                         1,881,286      1,744,946

    OPERATING INCOME                       333,972        320,338

    OTHER INCOME AND (DEDUCTIONS):
      Allowance for other funds used
       during construction                   1,658          3,961
      Federal and foreign income taxes       4,472          3,397
      Other items (net)                      6,400          2,184

                                            12,530         14,542

    INCOME BEFORE INTEREST CHARGES         346,502        334,880

    INTEREST CHARGES:
      Interest on long-term debt           135,861        141,542
      Other interest                         8,121          5,525
      Allowance for borrowed funds used
       during construction                  (3,503)        (4,468)

                                           140,479        142,599

    NET INCOME                             206,023        192,281
    Dividends on preferred stock            14,088         16,383

    BALANCE AVAILABLE FOR COMMON STOCK   $ 191,935     $  175,898

    Average number of shares of common
      stock outstanding
      (in thousands)                       142,706        138,697

    Balance available per average
      share of common stock              $ 1.34        $  1.27
    Dividends paid per share of common
      stock                                 .53            .45



    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS
    ---------------------------


                                                        JUNE 30,
                                                        1994            DECEMBER 31,
                                                        (UNAUDITED)     1993
                                                        ------------    ------------
                                                        (In thousands of dollars)
    UTILITY PLANT:
     Electric plant                                     $ 8,140,283      $7,991,346
     Nuclear fuel                                           457,195         458,186
     Gas plant                                              878,168         845,299
     Common plant                                           273,113         244,294
     Construction work in progress                          480,219         569,404

          Total utility plant                            10,228,978      10,108,529
    Less-Accumulated depreciation and
     amortization                                         3,356,338       3,231,237

          Net utility plant                               6,872,640       6,877,292


    OTHER PROPERTY AND INVESTMENTS                          254,617         221,008

    CURRENT ASSETS:
     Cash, including temporary cash investments
       of $84,814 and $100,182, respectively                133,431         124,351
     Accounts receivable (less-allowance for
       doubtful accounts of $3,600)                         296,022         258,137
     Unbilled revenues                                      181,900         197,200
     Electric margin recoverable                             35,122          21,368
     Materials and supplies, at average cost:
       Coal and oil for production of electricity            22,362          29,469
       Gas storage                                           25,776          31,689
       Other                                                163,968         163,044
     Prepaid taxes                                           62,808          23,879
     Prepaid pension expense                                 39,933          37,238
     Other prepayments                                       30,548          29,498

                                                            991,870         915,873

    REGULATORY AND OTHER ASSETS:

     Unamortized debt expense                               154,901         154,210
     Deferred recoverable energy costs                       27,924          67,632
     Deferred finance charges                               239,880         239,880
     Income taxes recoverable (Note 1)                      527,995         527,995
     Recoverable environmental restoration costs            240,000         240,000
     Other                                                  190,099         175,187

                                                          1,380,799       1,404,904

                                                        $ 9,499,926      $9,419,077




    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ----------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS
    ---------------------------
    CAPITALIZATION AND LIABILITIES
    ------------------------------


                                                            JUNE 30, 1994  DECEMBER 31,
                                                            (UNAUDITED)    1993
                                                            -------------  ------------
                                                            (In thousands of dollars)
    CAPITALIZATION:
       COMMON STOCKHOLDERS' EQUITY:
          Common stock - $1 par value; authorized
          185,000,000 and 150,000,000 shares,
          respectively; issued 143,316,804 and
          142,427,057 shares, respectively                  $  143,317     $  142,427
          Capital stock premium and expense                  1,772,607      1,762,706
          Retained earnings                                    667,680        551,332
                                                            ----------     ----------
                                                             2,583,604      2,456,465
                                                            ----------     ----------
       CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
       SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 2,100,000 shares                            210,000         210,000
          Redeemable (mandatorily redeemable), issued
           276,000 shares and 294,000 shares, respectively     25,800          27,600
       CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
       SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 3,200,000 shares                             80,000          80,000
          Redeemable (mandatorily redeemable), issued
           4,340,005 shares and 4,840,005 shares,
           respectively                                        83,100          95,600

                                                              398,900         413,200

       Long-term debt                                       3,246,215       3,258,612

          Total capitalization                              6,228,719       6,128,277

    CURRENT LIABILITIES:
     Short-term debt                                         324,001          368,016
     Long-term debt due within one year                      218,331          216,185
     Sinking fund requirements on redeemable
       preferred stock                                        27,200           27,200
      Accounts payable                                       183,261          299,209
      Payable on outstanding bank checks                      35,342           35,284
      Customers' deposits                                     14,591           14,072
      Accrued taxes                                          135,565           56,382
     Accrued interest                                         68,552           70,529
      Accrued vacation pay                                    40,973           40,178
      Other                                                  123,093           82,145

                                                           1,170,909        1,209,200

    REGULATORY AND OTHER LIABILITIES:
      Accumulated deferred income taxes (Note 1)           1,356,447        1,313,483
      Deferred finance charges                               239,880          239,880
      Unbilled revenues                                       79,668           94,968
      Deferred pension settlement gain                        56,271           62,282
      Customers refund for replacement power cost
       disallowance                                           11,541           23,081
      Other                                                  116,491          107,906

                                                           1,860,298        1,841,600

    COMMITMENTS AND CONTINGENCIES (NOTE 2):
      Liability for environmental restoration                240,000          240,000

                                                          $9,499,926       $9,419,077



    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
    ---------------------------------------------------------
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    -------------------------------------
    INCREASE (DECREASE) IN CASH  (UNAUDITED)
    ----------------------------------------


                                                            SIX MONTHS ENDED JUNE 30,
                                                            1994           1993
                                                            -------------  ------------
                                                            (In thousands of dollars)
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $ 206,023      $ 192,281
      Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization                            152,348        136,278
     Amortization of nuclear fuel                              19,366         17,248
     Provision for deferred Federal income taxes               42,964          7,250
     Electric margin recoverable                              (13,754)       (10,237)
     Allowance for other funds used during construction        (1,658)        (3,961)
     Deferred recoverable energy costs                         39,708         39,093
     Amortization of nuclear replacement power cost
      disallowance                                            (11,540)       (11,860)
     (Gain) loss on investments                                     0         (1,566)
     Increase in net accounts receivable                      (37,885)       (26,070)
     Decrease in materials and supplies                        12,466         25,635
     Decrease in accounts payable and accrued expenses        (91,773)       (90,981)
     Increase in accrued interest and taxes                    77,206         78,153
     Changes in other assets and liabilities                   (3,726)       (12,224)

          NET CASH PROVIDED BY OPERATING ACTIVITIES           389,745        339,039

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Construction additions                                 (165,125)      (160,796)
     Nuclear fuel                                                 991        (11,698)
      Less: Allowance for other funds used during
       construction                                             1,658          3,961
      Acquisition of utility plant                           (162,476)      (168,533)
      Increase in materials and supplies
       related to construction                                 (  370)        (1,606)
      Decrease in accounts payable and accrued
       expenses related to construction                       (22,943)       (22,745)

     Proceeds from sale of investment in oil and
      gas subsidiary                                                0         95,408
     Increase in other investments                            (33,188)        (5,118)
     Other                                                    (10,599)        (2,517)

    NET CASH USED IN INVESTING ACTIVITIES                    (229,576)      (105,111)

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                    15,386        106,663
     Redemption of preferred stock                            (14,300)       (14,300)
     Issuance of long-term debt                               210,000        295,000
     Reductions in long-term debt                            (218,914)      (293,383)
     Net change in short-term debt                            (44,015)      (149,597)
     Dividends paid                                           (89,675)       (79,268)
     Other                                                     (9,571)       (16,973)

          NET CASH USED IN FINANCING ACTIVITIES              (151,089)      (151,858)

    NET INCREASE IN CASH                                        9,080         82,070

    Cash at beginning of period                               124,351         43,894

    CASH AT END OF PERIOD                                   $ 133,431      $ 125,964

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid                                         $ 149,087      $ 152,180
      Income taxes paid                                        63,720         63,104
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
     Liability for environmental restoration                     -            10,000


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

                The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended
                June 30, 1994, should not be taken as an indication of earnings for all or any part of the balance of the year.

                Certain amounts have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1994 presentation.

          2.    Contingencies.

                Environmental   issues:     The  public   utility  industry
                typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. These wastes or by-products may not have previously been considered hazardous, and may not be considered hazardous currently, but may be identified as such by Federal, state or local authorities in the future. The Company believes it is handling identified wastes and by-products in a manner consistent with Federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary, to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has been advised that various Federal, state or local agencies believe that certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if determined to be necessary.

                The Company is currently aware of 92 sites with which it has been or may be associated, including 50 which are Company-owned. The Company-owned sites include 23 former coal gasification (MGP) sites, 15 industrial waste sites and 12 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate contamination of soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the Federal National Priorities List for Uncontrolled Hazardous Waste Sites (NPL) published by the Environmental Protection Agency (EPA). The 42 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the
                Company's   operations.       Pending   the   results    of
                investigations, the Company may be required to contribute some proportionate share of remedial costs. Not included in the 92 sites are seven sites for which the Company has reached final settlement agreements with other potentially responsible parties (PRP) and three sites where remediation activities have been completed. The Company is also aware of approximately 20 formerly-owned MGP sites with which the Company has been or may be associated and which may require future investigation and possible remediation. Also, approximately 11 fire training sites used by the Company have been identified but not investigated. Presently, the Company has not determined its potential involvement with such sites and has made no provision for potential liabilities associated therewith.

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


                The Company estimates that 44 of the 50 owned sites will require some degree of remediation and post-remedial monitoring. This conclusion is based upon a number of factors, including the nature of the identified or potential contaminants, the location and size of the site, the proximity of the site to sensitive resources, the status of regulatory investigation and knowledge of activities at similarly situated sites. Although the Company has not extensively investigated many of those sites, it believes it has sufficient information to estimate a range of cost of investigation and remediation. As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $210 million for these owned sites, representing the low end of the range of the estimated cost for investigation and remediation. The high end of the range is presently estimated at approximately $520 million.

                The majority of these cost estimates relate to the MGP sites. Of the 23 MGP sites, the Harbor Point (Utica, NY) and Saratoga Springs sites are being investigated and remediated pursuant to separate regulatory Consent Orders. The remaining 21 MGP sites are the subject of an Order on Consent executed with the New York State Department of
                Environmental Conservation (DEC) providing for an investigation and remediation program over approximately ten years. Preliminary site assessments have been conducted or are in process at eight of these 21 sites, with remedial investigations either currently in process or scheduled for five sites in 1994. Remedial investigations have been conducted or are in process for nine industrial waste sites and for three operating properties where corrective actions were considered necessary.

                The Company recently completed preliminary assessments at the fire training sites which it owns and determined five sites will require further investigation. These sites and the costs to investigate them are included in the sites discussed above and the amounts accrued at June 30, 1994.

                The Company does not currently believe that a clean-up will be required at the six remaining Company-owned sites, although some degree of investigation of these sites is included in its investigation and remediation program.

                With respect to the 42 sites with which the Company has been or may be associated as a PRP, nine are listed on the NPL. Total costs to investigate and remediate these sites are estimated to be approximately $590 million; however, the

                Company estimates its share of this total at approximately $30 million and this amount has been accrued at June 30, 1994.

                The seven sites for which final settlement agreements have been executed resulted in payment by the Company of amounts not considered to be material. For the 9 sites included on the NPL, the estimated aggregate liability for these sites is not material and is included in the determination of the amounts accrued.

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

                Litigation: On March 22, 1993, a complaint was filed in the Supreme Court of the State of New York, Albany County against the Company and certain of its officers and employees. The plaintiff, Inter-Power of New York, Inc. (Inter-Power), alleges, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a power purchase agreement in January 1993. The power purchase agreement was entered into in early 1988 in connection with a 200 MW cogeneration project to be developed by Inter-Power in Halfmoon, New York. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

                On July 19, 1994, the New York Supreme Court issued an order granting the Company's request for a summary judgment, dismissing the complaint for lack of merit and denying Inter-Power's cross motion to compel disclosure. Inter-Power has indicated it will appeal this order, but the Company believes it has meritorious defenses and intends to defend the lawsuit vigorously.

                On November 12, 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed suit against the Company and several of its officers and employees in the New York Supreme Court, Albany County, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The suit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. On January 3, 1994, the defendants filed a joint motion to dismiss Fourth Branch's complaint. This motion has yet to be decided. On March 16, 1994, the Court denied Fourth Branch's motion for preliminary judgment. The Company also notified Fourth Branch by letter dated March 1, 1994, that the Licensing Agreement between Fourth Branch and the Company is terminated. On March 15, 1994, Fourth Branch petitioned the Federal Energy Regulatory Commission (FERC) for Extraordinary Relief. The Company has opposed this petition before the FERC. On March 18, 1994, Fourth Branch filed a petition for bankruptcy and, on April 4, 1994, the bankruptcy court granted relief from the automatic bankruptcy stay to allow the pending litigation to go forward. On
                April 27, 1994, the Company served an answer and counterclaim in the Albany Supreme Court litigation seeking $1 million in damages and removal of Fourth Branch from the Mechanicville site. The Company believes that it has substantial defenses to Fourth Branch's claims, but is unable to predict the outcome of this litigation.

                No provision for liability, if any, that may result from either of these suits has been made in the Company's financial statements.

          3.    Regulatory and Other Assets.

                Certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to customers. As such, the Company has recorded the following regulatory assets which are expected to result in future revenues as these costs are recovered through the ratemaking process.
                Historically, all costs of this nature which are not determined by the PSC to have been imprudently incurred have been recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items detailed below should be afforded similar treatment. Additionally, the Company's rate plan described below under "1995 Five-Year Rate Plan Filing" contemplates no change in this approach to such recoverability, even though the plan recognizes that in a more competitive environment an effective response to the general pressure to manage costs and preserve or expand markets is vital to maintaining profitability.

                                                  June 30,         December
          31,
                                                    1994           1993
                                                      (In thousands)

                Income taxes recoverable        $  527,995     $  527,995
                Deferred finance charges           239,880        239,880
                Recoverable environmental
                  restoration costs                240,000        240,000
                Unamortized debt expense           154,901        154,210
                Deferred unregulated generators
                  contract termination costs        48,852         50,680
                Deferred postemployment benefit
                  costs                             46,285         30,741
                Deferred gas pipeline costs         31,000         31,000
                Deferred recoverable energy
                  costs                             27,924         67,632
                Deferred costs of decommissioning
                  federal uranium enrichment
                  facilities                        17,594         17,594
                Other                               46,368         45,172
                Total                           $1,380,799     $1,404,904

                Income taxes recoverable represents the expected tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. These amounts are amortized and recovered as the related temporary differences reverse.

                Deferred finance charges represent the deferral of the discontinued allowance for funds used during construction
                (AFC) related to construction work in process at Unit 2. This amount is offset by a corresponding deferred credit. Both amounts await future disposition by the PSC.

                Recoverable environmental restoration costs represent the Company's share of the estimated costs to investigate and perform certain remediation activities at both Company-owned sites and sites with which it may be associated. Current rates provide an annual allowance to recover anticipated annual expenditures.

                Unamortized debt expense represents the cost associated with issuing and/or reacquiring debt. These costs are being amortized and recovered over the lesser of the life of the debt issued to finance the reacquisitions or the remaining life of the reacquired debt.

                Deferred unregulated generators contract termination costs represent the Company's cost to buy out certain unregulated generator projects. Approximately one-third of these costs are currently being recovered over a three-year period beginning in 1994. The remaining costs are being addressed in the Company's current rate filing.

                Deferred postemployment benefit costs represent the excess of such costs recognized in accordance with SFAS No. 106 over the amount received in rates. These costs are being amortized and recovered over a 20 year period.

                Deferred gas pipeline costs represent the estimated restructuring costs the Company anticipates incurring as a result of FERC Order No. 636. These costs are treated as a cost of purchased gas and are recoverable through the operation of the gas adjustment clause mechanism over a period of approximately 7 years, with recovery more heavily weighted in the first 3 years.

                Deferred recoverable energy costs represent the difference between actual fuel costs and the fuel revenues received through the Company's fuel adjustment clause (FAC). These costs are amortized as they are collected from customers.

                Deferred costs of decommissioning federal uranium enrichment facilities represents the unamortized portion of the Company's mandated contribution to the Department of Energy's (DOE) uranium enrichment facilities. The Energy Policy Act of 1992 calls for domestic utilities to contribute amounts, escalated for inflation, based upon the amount of uranium enriched by the DOE for each utility. These costs are being amortized and recovered, as a fuel cost, over a fifteen year period.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                          REVIEW BY INDEPENDENT ACCOUNTANTS



          The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of June 30, 1994 and the unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1994 and 1993 and of Cash Flows for the six-months ended June 30, 1994 and 1993. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

          PRICE WATERHOUSE LLP
          ONE MONY PLAZA
          SYRACUSE   NY   13202
          TELEPHONE  315-474-6571

          REPORT OF INDEPENDENT ACCOUNTANTS

          August 11, 1994

          To the Stockholders and Board of Directors of
          Niagara Mohawk Power Corporation
          300 Erie Boulevard West
          Syracuse   NY   13202

          We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1994, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and of cash flows for the six months ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated January 27, 1994, we expressed an unqualified opinion (containing an explanatory paragraph relating to the Company's involvement as a defendant in lawsuits relating to actions with respect to certain purchased power contracts) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/ Price Waterhouse LLP

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Position, Liquidity and Capital Resources

          The potential intensity and accelerating pace of competition may be the most significant factor driving fundamental changes in the way utilities, including the Company, are being managed. The Company believes that the price of electricity may be the most important element of future success in the industry and has intensified its efforts to reduce various costs that significantly influence the price of electricity. As described below, the Company is offering an early retirement program to its management employees and is negotiating with its union to extend the program to its members. Efforts to reduce tax burdens continue, with the state senate having passed a measure to phase out the gross receipts tax. While this measure was not enacted into law, real change may be possible in the next legislative session. The Company is also making progress in reducing excessive property tax levies. The dismissal of the Inter-power lawsuit and developments in the Sithe/Alcan proceeding as described in the Notes to Financial Statements and Part II of the 10Q, respectively, also demonstrate the Company's commitment to reduce excessive unregulated generator payments. While not completely relieving the Company's competitive pressures, these steps exemplify the Company's resolve to reduce its cost structure.

                  Early Retirement and Voluntary Separation Program

          On July 29, 1994, the Company announced a plan to achieve further substantial reductions in its staffing levels in an effort to bring the Company's staffing levels and work practices more into line with other peer group utilities and become more competitive in its cost structure. The plan for management employees includes an early retirement program and a voluntary separation program for those not eligible for early retirement. A variety of issues remain to be resolved before the overall program is put into place, including completion of negotiations with the union representing approximately 70% of the Company's work force as to a similar plan for union employees. In addition to negotiating an early retirement program, the Company is also discussing work practice changes that would facilitate a reduction in employee levels. Management employees now have until October 17, 1994 to choose to participate in the program. The Company is unable to predict the size of the reduction of staff and associated cost reductions or the cost of the early retirement and voluntary separation programs. While the Company generally intends to pass the savings from the program back to customers in 1995, it has not determined the method by which the passback would be accomplished. Based on current Company estimates, 1994 cash outlays in connection with the program are not expected to be material. Although the staffing reductions are expected to produce long term savings, the Company may record a charge against earnings in the fourth quarter of 1994. In the event a charge against income would otherwise be required, the Company may decide to seek recovery from customers of all or a portion of the cost of the program, but can provide no assurance that the PSC will approve such recovery.

                                     Competition

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

          As a first step in addressing the threat of further loss of industrial load, the PSC approved a rate (referred to as SC-10) under which the Company is allowed to negotiate individual contracts with some of its largest industrial and commercial customers to provide them with electricity at lower prices. Under this rate, customers must demonstrate that leaving the Company's system is an economically viable alternative. At July 31, 1994, the Company estimated that as many as 75 of its 235 largest customers may be inclined to bypass the utility's system by making electricity on their own unless they receive price discounts. Granting discounts would cost an estimated $20 million per year, while losing those 75 customers would reduce net revenues by an estimated $80 million per year. As of July 31, 1994, the Company has offered annual SC-10 discounts to customers totaling $10.2 million, of which $7.9 million have been accepted.

          As discussed below under "PSC's Flexible Rates Guidelines; Wholesale Market Proceeding", the PSC issued an order for Phase I of its generic competitiveness proceeding, requiring the Company (and other New York utilities with flexible tariffs) to file amendments to SC-10. On August 10, 1994, the Company filed for a new service classification, SC-11, for Individually Negotiated Contract Rates. The tariffs for SC-11 are effective immediately. While all existing contracts under SC-10 will continue in place, all new contract rates will be administered under the new SC-11 service classification. SC-11 was created to respond to demonstrated non-residential competitive pricing scenarios including, but not limited to, on-site generation, fuel switching, facility relocation and partial plant production shifting. Contracts will be negotiated on a case-by-case basis, for a term not to exceed seven years, with prices generally subject to a floor of the marginal cost of service plus one cent per kilowatt hour. The Company will apply the sharing provisions of SC-10 to SC-11 in 1994.

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

          The report presents a brief review of federal energy policy and the current debate over industry restructuring as background information. A discussion of the competitive forces that the Company faces is followed by an assessment of the competitiveness of the Company's electricity supply costs and an explanation of the potential financial effects of increased competition.

          Certain adversaries of the Company in New York State and certain governmental officials have recently stated that the best way for the Company to address competitive issues would be to take substantial but unspecified writedowns of its assets, particularly its nuclear and fossil generating plants. The Company's position is that any proper solution to the problems posed by increasing competition and deregulation must be substantially more evenhanded, and will necessarily be more complicated, than any such proposal. With respect to writedowns, the Company's position continues to be that any revaluation of its assets needs to address the entire catalogue of assets, including generation, transmission and distribution assets.

          The Company sells electricity generated from diverse supply sources, to reduce sensitivity to changes in the economics of any single fuel source. However, the average cost of these diverse sources may be greater than any single fuel source. While the Company's average generation costs are competitive with costs of new suppliers of electricity, the current excess supply of capacity in the Northeast and Canada has significantly depressed wholesale prices, which may be indicative of retail prices in the near term if competition quickly expands. Under these circumstances, by-pass is a growing threat, although no regulatory structure for bypass currently exists in New York State. There is increasing public debate within several municipalities in the Company's service territory on the issue of by-pass. While municipalities across the country have long been able to form municipal utilities, the Energy Policy Act of 1992 might increase the appeal of municipalization because the law allows FERC to mandate open wholesale access to transmission. Municipalization has the potential to adversely affect the Company's customer base and profitability.

          From a broader industry perspective, the assessment concludes that selective discounting to avoid uneconomic by-pass is likely to be effective in the current regulatory and competitive regime. Full retail competition, if not managed appropriately and consistently, could create significantly higher prices for core customers, jeopardize the financial viability of the electric utility industry and devastate the social programs delivered by the industry. While aggressive cost management must be part of any response to competition, it alone cannot address the financial consequences that may arise from a sudden and dramatic policy change. Regulators, legislators, and utilities must collaborate to create a fair and equitable transition to increased competition that addresses the obligation to serve, incumbent burdens, transition costs, and exit fees. See Item 5. Other Events, 1. California Open Competition Plan.

                           1995 Five-Year Rate Plan Filing

          On February 4, 1994, the Company made a combined electric and gas rate filing for rates to be effective January 1, 1995 seeking a $133.7 million (4.3%) increase in electric revenues and a $24.8 million (4.1%) increase in gas revenues. The electric filing includes a proposal to institute a methodology to establish rates beginning in 1996 and running through 1999. The proposal would provide for rate indexing to a quarterly forecast of the consumer price index as adjusted for a productivity factor. The methodology sets a price cap, but the Company may elect not to raise its rates up to the cap. Such a decision would be based on the Company's assessment of the market. NERAM and certain expense deferrals would be eliminated, while the fuel adjustment clause would be modified to cap the Company's exposure to fuel and purchased power cost variances from forecast at $20 million annually. However, certain items which are not within the Company's control would be outside of the indexing; such items would include legislative, accounting, regulatory and tax law changes as well as environmental and nuclear decommissioning costs. These items and the existing balances of certain other deferral items, such as MERIT and demand-side management (DSM), would be recovered or returned using a temporary rate surcharge. The proposal would also establish a minimum return on equity which, if not achieved, would permit the Company to refile for new base rates subject to indexing or to seek some other form of rate relief, although there would be no assurance as to the form or amount of such rate relief, if any. Conversely, in the event earnings exceed an established maximum allowed return on equity, such excess earnings would be used to accelerate recovery of regulatory assets. The proposal would provide the Company with greater flexibility to adjust prices within customer classes to meet competitive pressures from alternative electric suppliers while increasing the risk that the Company will earn less than its allowed rate of return. Gas rate adjustments beyond 1995 would follow traditional regulatory methodology.

          The Company settled a motion filed by the PSC Staff to reject the filing as deficient in support by agreeing to extend the date by which the PSC must rule on the Company's rate request by twelve weeks, to March 29, 1995. The Company will absorb one-half of the costs (the lost margin) arising because of the extension. The remainder of the costs will be recovered through a noncash credit to income, and is dependent upon the amount of rate relief ultimately granted by the PSC for 1995. Based on its filing, the Company would absorb approximately $28 million. Temporary gas rates will be instituted for the full twelve weeks. This settlement of the PSC Staff's motion must ultimately be approved by the PSC.

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

          The PSC also approved the Company's electric supplement agreement with the PSC Staff and other parties to extend certain cost recovery mechanisms in the 1993 Rate Agreement without increasing electric base rates for calendar year 1994. On May 12, 1994, the PSC issued a final order approving the 1994 electric supplement agreement and the $10.4 million (1.7%) gas rate increase. The goal of the supplement is to keep total electric bill impacts for 1994 at or below the rate of inflation. Modifications were made to the Niagara Mohawk Electric Revenue Adjustment Mechanism (NERAM) and Measured Equity Return Incentive Term (MERIT) provisions, which determine how these amounts are to be distributed to various customer classes and also provide for the Company to absorb 20% of margin variances (within certain limits) originating from SC-10 rate discounts (as described below) and certain other discount programs for industrial customers as well as 20% of the gross margin variance from NERAM targets for industrial customers. The Company estimated its maximum shareholder exposure at June 30, 1994, on such variances for 1994 to be approximately $13 million. The supplement also allows the Company to begin recovery over three years of approximately $15 million of unregulated generator buyout costs, subject to final PSC determination as to the reasonableness of such costs.

             PSC's Flexible Rates Guidelines; Wholesale Market Proceeding

          On June 2, 1994, the PSC announced the adoption of guidelines to govern flexible electric rates offered by utilities to retain qualified customers in the face of growing competition from unregulated generators. The guidelines concluded, among other things: (i) that such rates should be available for customers who have "realistic competitive alternatives," (ii) that utilities should not be mandated to offer such rates, (iii) that there should be a sharing between stockholders and ratepayers of the lost revenues resulting from such discounts, (iv) that a floor should be calculated by each utility, which should generally be no lower than the marginal cost of service plus one cent per kilowatt hour ($0.01/kWh), and (v) that such flexible rate contracts should not be fixed for periods longer than seven years. The PSC noted that the flexible rates being offered by the Company, as well as New York State Electric and Gas Corporation and Rochester Gas and Electric Corporation, should serve as models.

          On June 20, 1994, the PSC announced the commencement of Phase II of its proceeding, which will examine issues related to the establishment of a "wholesale competitive market" to provide power that would be wheeled to local utilities over the interconnected transmission line system in the state. The PSC also asked parties to the proceeding, who include the PSC's staff, independent power producers and industrial customer groups as well as traditional utilities: (i) to explore the pros and cons of different market structures, (ii) to identify the most efficient structure for competition among electric providers and
          (iii) to help determine "whether or not utilities as providers of transmission and distribution services should divest themselves of their generating assets."

          Similar rate initiatives on competitively priced natural gas are being addressed in a comprehensive generic investigation, currently being conducted by the PSC, into issues involving the restructuring of gas utility services to respond to emerging competition.

                                Common Stock Dividend

          On July 28, 1994, the Board of Directors authorized a common stock dividend of $.28 per share, which will be paid on August 31, 1994 to shareholders of record on August 8, 1994.

                                Unregulated Generators

          In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

          While the Company favors the presence of unregulated generators in satisfying its generating needs, the Company also believes it is paying a premium to unregulated generators for energy and capacity it does not currently need. The Company estimates that it paid a premium of $206 million in 1993 and expects to overpay by $352 million in 1994 and $421 million in 1995. The Company has initiated a series of actions to address this situation, but expects that in large part the higher costs will continue.

          In order to control the growth of excess supply, the Company has taken numerous actions to realign its supply with demand. These actions include mothballing and retirement of Company owned generating facilities and buy outs of unregulated generator projects, as well as the implementation of an aggressive wholesale marketing effort. Such actions have been successful in bringing installed capacity reserve margins down to levels in line with normal planning criteria.

          By the end of 1994, the Company expects virtually all unregulated generator capacity to be on line and unregulated generator payments are thereafter projected to grow at less than 6% annually during the rest of the decade.

          On August 18, 1992, the Company filed a petition with the PSC which calls for the implementation of "curtailment procedures." Under existing FERC and PSC policy, this petition would allow the Company to limit its purchases from unregulated generators when demand is low. While the Administrative Law Judge has submitted recommendations to the PSC, the Company cannot predict the outcome of this case. Also, the Company has commenced settlement discussions with certain unregulated generators regarding curtailments. On April 5, 1994, after informing the PSC of its progress in settlement, the Company requested the PSC to expedite the consideration of its petition.

          On October 23, 1992, the Company also petitioned the PSC to order unregulated generators to post letters of credit or other firm security to protect ratepayers' interests in advance payments made in prior years to these generators. The PSC dismissed the original petition without prejudice, which the Company believes would permit the Company to reinitiate its request at a later date.

          As of June 30, 1994, the Company was conducting discussions with 24 unregulated generator projects representing approximately 661 MW of capacity, addressing the issues contained in its petitions and the Company has settled the issues discussed above with 35 projects amounting to 1,089 MW of generating capacity.

          On  February 4,  1994, the  Company notified  the owners  of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost and the repayment of any advance payment balance which remains outstanding at the end of the contract. See

          Part  II.  Item  1.   Legal  Proceedings,  for  responses to  the
          Company's notifications.

                       Financing Plans and Financial Positions

          Long-term financing for 1994, originally expected to approximate $750 million is now expected to be approximately $675 million, of which approximately $545 million will be used for scheduled and optional refundings. This external financing is projected to consist of $325 million in long-term debt (which has been completed and is described below), $100 million from sales of common stock and $200 million of preferred stock ($150 million of which has been completed and is also described below), and a $50 million increase in short-term debt. The original projection of long-term financing was reduced during the second quarter of 1994 because the Company announced the sale of its unregulated subsidiary HYDRA-CO Enterprises, Inc. (expected to close prior to year-end), proceeds from which will reduce the Company's capital requirements enabling the Company to reduce the amount of its common equity financing and delaying its plans for a previously announced underwritten public offering of common stock.

          During March 1994, $210 million of 6-7/8% series First Mortgage Bonds due March 1, 2001 were issued. Proceeds from the issuance were used in connection with the retirement of $200 million of outstanding higher-rate First Mortgage Bonds. During July 1994, $115.7 million of New York State Energy Research and Development Authority Bonds, 7.20% series were issued to redeem $75.69 million of 11-1/4% series and $40.015 million of 11-3/8% series. During August 1994, the Company issued $150 million of preferred stock
          9 1/2% series. Through July 31, 1994, approximately 1 million shares of common stock have been issued through the Dividend Reinvestment and Employee Plans for approximately $17 million.

          The Company is also investigating other options for continuing to reduce its interest and preferred dividend requirements. Through the refinancings completed to date, the Company has been able to reduce its embedded cost of debt on First Mortgage Bonds from 9.25% at December 31, 1991 to 7.84% at July 31, 1994.

          The Company believes that traditionally available sources of financing should be sufficient to satisfy the Company's external financing needs during the period 1994 through 1998. At August 1, 1994, the Company could issue $2,161 million aggregate principal amount of First Mortgage Bonds under the earnings test set forth in the Company's Mortgage Trust Indenture assuming a 8% interest rate. This includes approximately $1,121 million on the basis of retired bonds and $1,040 million supported by additional property currently certified and available. A total $200 million of Preference Stock is currently available for sale. The Company also has authorized unissued Preferred Stock totaling $253.9 million. The Company continues to explore and utilize, as appropriate, other methods of raising funds. The Company's Charter restricts the amount of unsecured indebtedness which may be incurred by the Company to 10% of consolidated capitalization plus $50 million. The Company has not reached this restrictive limit.

          Cash flows to meet the Company's requirements for the first six months of 1994 and 1993 are reported in the Consolidated Statements of Cash Flows on Page 7.

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

                      Material Changes in Results of Operations

          Three Months Ended June  30, 1994 versus Three Months  Ended June
          30, 1993

          The following discussion presents the material changes in results of operations for the second quarter of 1994 in comparison to the same period in 1993. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year.

          Earnings for the second quarter were $60.5 million or $.42 per share, as compared with $57.2 million or $.41 per share in 1993.

          As shown in the table below, electric revenues increased $45.4 million or 5.7% from 1993. This increase resulted primarily from an increase in sales to other electric systems as the Company's generation is more available since more of its own load is being satisfied by unregulated generator purchases, higher fuel adjustment clause revenues to cover increasing payments to unregulated generators, and the second stage rate increase granted in September 1993. Consistent with the terms of the NERAM, the Company deferred for future recovery the electric gross margin shortfall from the rate case forecast of $28.5 million and $19.5 million in the second quarters of 1994 and 1993, respectively, for future recovery. The decrease in demand-side management (DSM) revenues relates to a change in recovery of certain costs in base rates versus inclusion in a separate DSM surcharge.

          A report supporting the achievement of the Company's MERIT program goals for 1993 was submitted in February 1994 to the parties to the 1991 Financial Recovery Agreement. On June 2, 1994, the PSC allowed the Company to begin recovery of at least an $18.4 million MERIT award (of a maximum award of $30 million), to be billed to customers over a twelve-month period. The Company sought an award of $20.5 and further adjustments may be allowed as PSC finalizes its review. The Company had previously recorded $10 million of this award in 1993 based on management's assessment at that time of the achievement of objectively measured criteria. The shortfall from the full award reflects the increasing difficulty of achieving the targets established in customer service and the introduction of cost benchmarking with other utilities as a criterion.

          Sales to other electric systems                $22.9 million
          Fuel adjustment clause revenues                 19.7
          NERAM revenues                                   9.0
          MERIT revenues                                   7.7
          Increase in base rates                           5.6
          Miscellaneous operating revenues                (5.4)
          Sales to ultimate consumers                     (6.3)
          DSM revenues                                    (7.8)
                                                         -----
                                                         $45.4 million
                                                         =====

          Electric kilowatt-hour sales to ultimate consumers were approximately 8.0 billion in the second quarter of 1994, a 0.5% decrease from 1993. After considering the effects of weather, the Company estimates sales to ultimate consumers decreased 1.0%. Sales for resale increased 1.323 million kilowatt-hours (151.7%) resulting in a net increase in total electric kilowatt-hour sales of 1.3 million (14.3%). On July 21, 1994, the Company set an all-time electric summer peak load sending out 6,312,00 kilowatts.

          Electric fuel and purchased power costs increased $64.8 million or 25.1%. This increase is the result of a $65.2 million increase in purchased power costs (principally payments to unregulated generators) and an increase in fuel costs of $9.3 million, offset by a $9.7 million net decrease in costs deferred and recovered through the operation of the fuel adjustment clause. The increase in fuel costs reflects greater nuclear availability, coupled with increased sales for resale during the second quarter of 1994.

          Gas revenues increased $5.0 million or 4.0% in 1994 from the comparable period in 1993 as set forth in the table below:

          Increase in base rates                        $ 2.1 million
          Miscellaneous operating revenues                1.9
          Sales to ultimate consumers                     1.7
          Purchased gas adjustment clause revenues         .9
          MERIT revenues                                   .8
          Transportation of customer-owned gas             .3
          Spot market sales                              (2.7)
                                                        -----
                                                        $ 5.0 million
                                                        =====

          Due in part to cooler weather in the second quarter of 1994, gas sales to ultimate consumers were 17.6 million dekatherms, a 1.0% increase from the second quarter of 1993. After considering the effects of weather, the Company estimates sales to ultimate consumers decreased 0.9%. Transportation of customer-owned gas increased 4.5 million dekatherms (29.7%). This increase was caused by dual fuel customers who switched from alternative fuels based on market price and availability. These increases were offset by a decrease in spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers. In 1994, the Company retains only 15% of the profit margin on spot market sales, compared to 100% in 1993. The other 85% is passed back to ratepayers. Also due to the colder weather, less spot market gas was available to purchase and resell economically.

          As a result of a 964 thousand increase in dekatherms purchased and withdrawn from storage for ultimate consumer sales offset by a 1.1 million decrease in dekatherms purchased for spot market sales, coupled with a $1.07 million increase in the cost of dekatherms purchased and a $2.2 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, the total cost of gas included in expense increased 1.2% in 1994. The Company's net cost per dekatherm sold, as charged to expense and excluding spot market purchases, decreased from $5.05 in 1993 to $4.93 in 1994.

                                                                                  Three Months Ended June 30,
                                                                                         (In Millions)


                                                                                                    Increase             %
                                                                   1994             1993           (Decrease)          Change


                  Other operation expense                       $ 174.0           $ 195.7          $ (21.7)            (11.1)
                  Maintenance                                      46.5              52.0             (5.5)            (10.6)

                  Depreciation and amortization                    76.9              68.6              8.3              12.1
                  Federal and foreign income taxes, net            42.9              38.1              4.8              12.6

                  Other taxes                                     119.1             115.4              3.7               3.2

                  Other items (net)                                 3.4              (2.3)             5.7             247.8
                  Interest charges                                 71.4              73.9             (2.5)             (3.4)

          Other operation expense decreased primarily due to decreased DSM program expenses and the decrease in amortization of other regulatory deferrals, which expired in 1993.

          Maintenance expense decreased principally due to lower nuclear costs associated with the Nine Mile Point Nuclear Station Unit No. 1 (Unit 1) refueling outage in the second quarter of 1993.

          Depreciation and amortization increased due to the additions to plant in service during 1993.

          Federal income taxes (net) increased as a result of an increase in pre-tax income. One of the provisions of the Revenue Reconciliation Act of 1993 raised the federal corporate statutory tax rate from 34% to 35%, retroactive to January 1, 1993.

          Other taxes increased primarily because of higher real estate and payroll taxes.

          Interest charges decreased from 1993, primarily due to the refunding of debt to obtain lower interest rates.

          Material Changes in Results of Operations

          Six Months Ended June 30, 1994 versus Six Months Ended
          June 30, 1993

          The following discussion presents the material changes in results of operations for the first six months of 1994 in comparison to the same period in 1993. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the six month periods should not be taken as an indication of earnings for all or any part of the balance of the year.

          Earnings for the first six months of 1994 were $191.9 million or $1.34 per share, as compared with $175.9 million or $1.27 per share in 1993.

          As shown in the table below, electric revenues increased $102.5 million or 6.1% from 1993. This increase results primarily from the increase in sales to other electric systems, the second stage rate increase granted in September 1993 (an increase in base rates of $30.2 million and a decrease in the base cost of fuel of $.5 million for the six-month period), and higher recoveries through the operation of the fuel adjustment clause mechanism. Sales to ultimate customers increased as compared to 1993 but this level of sales was substantially below the forecast used in establishing rates. In accordance with the NERAM, the Company deferred for future recovery the resulting electric gross margin shortfall of $39.2 million in the first six months of 1994 as compared with $40.2 million in 1993. Revenues of $8.4 million ($7.7 electric and $.7 gas) were recorded in the six months ended June 30, 1994, in accordance with the preliminary MERIT allowance for 1993. $18.4 million was authorized, of which $10.0 million had been recorded at December 31, 1993.

          Sales to other electric systems                $ 44.5 million
          Fuel adjustment clause revenues                  37.4
          Increase in base rates                           29.7
          Sales to ultimate consumers                      17.1
          MERIT revenues                                    7.7
          NERAM revenues                                   (1.0)
          Miscellaneous operating revenues                 (9.9)
          DSM revenues                                    (23.0)
                                                         ------
                                                         $102.5 million
                                                         ======

          Electric kilowatt-hour sales to ultimate consumers were approximately 17.4 billion in 1994, a 1.4% increase from 1993. After considering the effects of weather, the Company estimates sales to ultimate consumers decreased slightly (0.3%). The prolonged lack of employment opportunities in the State has led to an emigration of the labor force. New York State Department of Labor data indicates that this exodus was large enough to cause a decline in the State's population. During the first six months of 1994, industrial sales have decreased as shown in the table below because of the effects of self-generation coupled with the economic factors previously discussed. Industrial-Special sales are New York State Power Authority allocations of low-cost power to specified customers. See detail in table below. Sales for resale increased 2.2 million kilowatt-hours (124.7%) resulting in a net increase in total electric kilowatt-hour sales of 2.5 million (13.0%). Sales for resale increased due to the availability of Company generation for sale as a result of an increase in required purchases from unregulated generators. As established in rates, the Company retains 40% of the gross margin variance from the forecast of sales for resale, with the remainder passed back to ratepayers. Changes in electric revenues and sales by customer group are detailed in the table below:


                                         Revenues (Thousands)                   Sales (GwHrs)
                                                                                        %                                 %

                                                               1994        1993      Change       1994       1993      Change
                 Residential                                 $  662,225  $  617,336     7.3       5,683      5,616       1.2
                 Commercial                                     641,065     613,352     4.5       6,055      6,034       0.3
                 Industrial                                     288,104     279,319     3.1       3,653      3,522       3.7
                 Industrial - Special                            24,524      20,912    17.3       1,955      1,932       1.2
                 Municipal                                       24,875      25,042    (0.7)        104        107      (2.8)
                 Total to Ultimate Consumers                  1,640,793   1,555,961     5.4      17,450     17,211       1.4
                 Other Electric Systems                          94,061      49,513    90.0       4,029      1,793     124.7
                 Miscellaneous                                   45,719      72,595   (37.0)        -          -         -
                   Total                                     $1,780,573  $1,678,069     6.1      21,479     19,004      13.0


          Electric fuel and purchased power costs increased $131.7 million or 24.9%. This increase is the result of a $148.1 million increase in purchased power costs (principally payments to unregulated generators), offset by a $11.6 million net decrease in costs deferred and recovered through the operation of the fuel adjustment clause and by a decrease in fuel costs of $4.8 million. The decrease in fuel costs reflects a combination of greater unregulated generator purchases and nuclear generation which reduced the need to operate fossil plants during the first six months of 1994.






                                                 Six Months Ended June 30,


                                                                                                              1994 Fuel &
                                                                                       % Change from        Purchased Power
                                                  1994                1993               prior year            KwHr. Cost


                  FUEL FOR ELECTRIC GENERATION:
                       (IN MILLIONS OF DOLLARS)

                                             GwHrs.    Cost       GwHrs.     Cost      GwHrs.      Cost       Cents/KwHr
                                             ------   ------      ------    ------     ------     ------      ----------

                  Coal                        3,387   $ 55.1       3,550    $ 54.4       (4.6)       1.3         1.63
                                                                                                                 cents
                  Oil                         1,031     33.0       1,185      38.9      (13.0)     (15.2)        3.20

                  Natural Gas                    85      2.7         306       6.7      (72.2)     (59.7)        3.18
                  Nuclear                     4,220     25.3       3,565      20.9       18.4       21.1          .60

                  Hydro                       1,906      -         2,046       -         (6.8)       -            -
                                             ------   ------       -----    ------      -----      -----         ----


                                             10,629    116.1      10,652     120.9       (0.2)      (4.0)        1.09
                                             ------   ------      ------    ------      -----      -----         ----
                  ELECTRICITY PURCHASED:

                  Unregulated Generators      7,344    478.2       5,481     350.8       34.0       36.3         6.51
                  Other                       5,266     74.3       4,273      53.6       23.2       38.6         1.41
                                             ------   ------      ------    ------      -----      -----         ----

                                             12,610    552.5       9,754     404.4       29.3       36.6         4.38
                                             ------   ------      ------    ------      -----      -----         ----
                                             23,239    668.6      20,406     525.3       13.9       27.3         2.88
                                             ------   ------      ------    ------      -----      -----         ----

                  Fuel adjustment clause        -       (8.6)        -         3.0        -       (386.7)         -
                  Losses/Company use          1,760      -         1,402       -         25.5        -            -
                                             ------   ------      ------    ------      -----      -----         ----


                                             21,479   $660.0      19,004    $528.3       13.0       24.9         3.07
                                             ======   ======      ======    ======      =====      =====         cents
                                                                                                                 ====


          Gas revenues increased $47.5 million or 12.3% in 1994 from the comparable period in 1993 as set forth in the table below:

          Sales to ultimate consumers and other sales     $ 38.5  million

          Purchased gas adjustment clause revenues          11.6
          Increase in base rates                             5.4
          Miscellaneous operating revenues                   5.0
          MERIT revenues                                     0.7
          Transportation of customer-owned gas              (1.1)
          Spot market sales                                (12.6)
                                                          ------
                                                          $ 47.5 million
                                                          ======

          Due in part to cooler weather in the first six months of 1994, gas sales, excluding transportation of customer owned gas, were
          62.6 million dekatherms, a 9.8% increase from the first six months of 1993. After considering the effects of weather, the Company estimates sales to ultimate consumers increased 4.4%. Spot market sales (sales for resale) are generally the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers. Dekatherms transported increased by 7.6 million (22.2%). Changes in gas revenues and dekatherm sales by customer group are detailed in the table below:

                                         Revenues (Thousands)         Sales (Thousands of Dekatherms)
                                                                                     %                                 %
                                                              1994       1993     Change        1994      1993       Change
                 Residential                                $287,588    249,669    15.2        42,230     38,968       8.4
                 Commercial                                 114,234      96,404    18.5        18,303     16,141      13.4
                 Industrial                                   9,484       8,301    14.3         1,873      1,668      12.3
                 Total to Ultimate Consumers                411,306     354,374    16.1        62,406     56,777       9.9
                 Other Gas Systems                              763         625    22.1           159        188     (15.4)
                 Transportation of Customer-
                 Owned Gas                                   18,677      19,804    (5.7)       42,092     34,445      22.2

                 Spot Market Sales                            3,989      16,660   (76.1)        1,349      7,398     (81.8)
                 Miscellaneous                                  (50)     (4,248)  (98.8)         -           -         -
                   Total                                    $434,685   $387,215    12.3       106,006     98,808       7.3

          As a result of a 6.4 million increase in dekatherms purchased for ultimate consumer sales offset by a 6.0 million decrease in dekatherms purchased for spot market sales and withdrawn from storage, coupled with a $27.0 million increase in the cost of dekatherms purchased, and a $5.9 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, the total cost of gas included in expense increased 9.5% in 1994. The Company's net cost per dekatherm sold, as charged to expense, excluding spot market purchases, increased from $3.85 in 1993 to $3.99 in 1994.


                                                 Six Months Ended June 30,
                                                                                         (In Millions)
                                                                                                     Increase             %
                                                                   1994              1993           (Decrease)          Change

                  Other operation expense                       $ 346.7           $390.5            $ (43.8)           (11.2)

                  Maintenance                                      94.0            102.3               (8.3)            (8.1)






                  Depreciation and amortization                   152.3            136.3               16.0             11.7

                  Federal and foreign income taxes, net           128.8            115.9               12.9             11.1
                  Other taxes                                     254.9            243.9               11.0              4.5
                  Other items (net)                                 6.4              2.2                4.2            190.9

                  Interest charges                                144.0            147.1               (3.1)            (2.1)

          Other operation expense decreased primarily due to decreases in nuclear costs associated with the Unit 1 refueling outage in the first-half of 1993, decreased DSM program expenses and the decrease in amortization of other regulatory deferrals, which expired in 1993.

          Maintenance expense decreased principally due to lower nuclear expenses because of the Unit 1 refueling outage in the first half of 1993.

          Depreciation and amortization increased due to additions to plant in service during 1993.

          Federal income taxes (net) increased as a result of an increase in pre-tax income.

          Other taxes increased primarily because of higher real estate and payroll taxes.

          Interest charges decreased primarily due to the refunding of debt to obtain lower interest rates.

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


                                       PART II

          Item 1.  Legal Proceedings.

          1. In November 1993, the New York Court of Appeals unanimously affirmed a Supreme Court, Appellate division (Third Department) decision invalidating, in part, a New York State Department of Environmental Conservation (DEC) Declaratory Ruling that provided the DEC could perform a full environmental review and condition the operation of hydroelectric projects under the provisions of Clean Water Act Section 401 Water Quality Certifications (401 Certifications). The Appellate division held that the Federal Power Act precluded the DEC from performing a broad environmental review of federally licensed hydro projects under the 401 Certification process.

               The decision limits the DEC's ability to regulate federally licensed hydroelectric projects under the guise of 401 Certifications. The Court found that the DEC's attempt to enlarge its scope of review under the Clean Water Act to include certain aspects of N.Y. Environmental Conservation Law (Article 15) was "unfounded."

               On May 31, 1994, the U.S. Supreme Court ruled in "PUD No. 1 of Jefferson County and City of Tacoma v. Washington
               Department of Ecology" that the Clean Water Act permitted state environmental authorities to condition hydro licenses on compliance with specific state water quality criteria. On June 6, 1994, the U.S. Supreme Court denied DEC's petition for appeal of the N.Y. Court of Appeals November 1993 decision, leaving intact that ruling and further suggesting that DEC must confine its review to specified water quality criteria. Nevertheless, as a result of the Tacoma case, the DEC may take action to revise its water quality regulations in an effort to expand the scope of its review under the guise of 401 certifications.

          2.   On  February 4,  1994, the  Company notified  the  owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost and the repayment of any advance payment which remains outstanding at the end of the contract. The projects at issue total 426 MW. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs, and future operating costs of the projects. As of July 31, 1994, the Company has received the following responses to these notifications:

               On March 4, 1994, Encogen Four Partners, L.P. filed a complaint in the U.S. District Court (Southern District of New York) alleging breach of contract and prima facie tort by the Company. Encogen seeks compensatory damages of approximately $1 million and unspecified punitive damages. In addition, Encogen seeks a declaratory judgment that the Company is not entitled to assurances of future performance from Encogen. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance, Encogen has amended its complaint, rescinded its prima facie tort claim, and filed a motion for judgment on the pleadings, which is scheduled for December 2, 1994;

               On March 4, 1994, Sterling Power Partners, L.P., Seneca Power Partners, L.P., Power City Partners, L.P. and AG-Energy, L.P. filed a complaint in New York State Supreme Court, New York County seeking a declaratory judgment that:
               (a) the Company does not have any legal right to demand assurances of plaintiffs' future performance; (b) even if such a right existed, the Company lacks reasonable insecurity as to plaintiffs' future performance; (c) the specific forms of assurances sought by the Company are unreasonable; and (d) if the Company is entitled to any form of assurances, plaintiffs have provided adequate assurances. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Discovery is ongoing; and

               On March 7, 1994, NorCon Power Partners, L.P. filed a complaint in the District Court (Southern District of New
               York) seeking a temporary restraining order against the Company to prevent the Company from taking any action on its February 4 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Discovery is ongoing.

               The Company cannot predict the outcome of these actions or the response otherwise to its February 4, 1994 notifications, but will continue to press for adequate assurance that the owners of these projects will honor their repayment obligations.

          Item 5.  Other Events.

          1.   California Open Competition Plan

               On April 20, 1994, the California Public Utilities Commission (the CPUC) announced a new electric utility regulation plan which is intended to create open competition among power suppliers in the California electric markets by 2002. The plan, which is to be implemented by final rules to be adopted in August 1994, provides that utility customers who currently receive more than 50 kilovolts at the transmission level may choose their power supplier after January 1, 1996 and that the same choice will be provided to all other classes of customers on a phased-in basis from 1997 through 2002. Although the announced goals of the CPUC's plan are to lower energy costs, reduce regulatory oversight and encourage competition, the CPUC has also stated that the plan will not saddle remaining customers with the burden of stranded investment costs from their traditional utilities but will permit those utilities to recover all of their prudently incurred costs. The exact mechanisms through which these goals can be accomplished have not been set forth and the CPUC has indicated that the portion of its plan calling for unbundling of retail rates and assigning of different costs to various services involves a "gray area" relating to whether the CPUC or the FERC has jurisdiction over such matters.

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

          2.   Sithe/Alcan

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

               In briefs filed with the PSC on July 26, 1994, the Company stated that retail sales by Sithe's Independence Plant should be denied because such transactions would result in higher electricity bills for the Company's other customers, would not further economic efficiency and would not provide economic development benefits.

               The Company maintains that if the PSC nevertheless grants the certificate, the PSC must require that Sithe compensate the Company for any lost revenue so that the Company's remaining customers are not harmed. In its briefs, the PSC Staff has taken no position on whether the PSC should grant a certificate but has maintained that if the PSC does so it should require Sithe to compensate the Company for some portion of the lost revenues the Company otherwise would have received from Alcan. The Company cannot predict the outcome of this proceeding, but will continue to press its position.

          3.   Sale of Subsidiary

               On May 17, 1994, the Company announced that it is seeking a buyer for its wholly-owned subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-Co). HYDRA-Co, an unregulated generator which develops, owns and operates electric generating power plants, has equity ownership in 25 projects with a capacity of about 820 MW in operation or under construction in eight states, Canada and Jamaica. The existing projects include 14 hydroelectric facilities, five cogeneration plants, four biomass plants and two Windpower facilities. At June 30, 1994, the Company's investment in HYDRA-CO was approximately $130 million. The Company's goal is to consummate the sale by the end of 1994.

          4.   Nuclear Fuel Storage Initiative

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

               The first phase was to determine detailed costs and schedules for the project. Estimates are now complete and partners can decide whether or not to continue to phase two, in which a business entity with the Mescalero's as majority partner would be established. The Company has decided to continue to phase two.

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

          5.   Decommissioning Costs

               The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, in June 1994 the Financial Accounting Standards Board agreed to review the accounting for removal costs, including decommissioning. See Item 8. Financial Statements and
               Supplementary Data - Note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-K Annual Report to the SEC for the fiscal year ended December 31, 1993.

          6.   Institute of Nuclear Power Operations Evaluation

               During the first half of 1994, the Institute of Nuclear Power Operations (INPO), an industry sponsored oversight group, performed a site evaluation of Nine Mile Point Nuclear Station (Units 1 and 2).

               The Company has received observations from INPO as to INPO's site performance evaluations. INPO grades nuclear performance from 1 (highest) to 5 (lowest). The INPO team upgraded the Company to Category 2 (from the previous 3), which is representative of overall exemplary performance, as defined by INPO.

          7.   Unit 1 Economic Study

               The next update of the Company's economic analysis of Unit 1 is scheduled to be filed with the PSC by mid-October 1994. While nuclear operating performance has continued to improve and costs have been significantly reduced, the existing substantial surplus of power in the Northeast and Canada, combined with a sluggish economy, continue to put upward pressure on the level of operating efficiency and downward pressure on the level of costs required to economically justify the continued operation of any given generating station, including Unit 1. In addition, costs to take Unit 1 out of service have decreased as compared to the previous study, as a result of utilizing information from the experience of other nuclear power plants which have been shut down.

               On July 28, 1994, the Company's Board of Directors approved the filing of a report which would call for the Unit's continued operation for the foreseeable future. The report is in the course of preparation for filing. Since the study was the second of the two required under the 1989 agreement, no further economic studies are currently required for this Unit, although the Company will continue as a matter of course to examine the economic and strategic issues related to operation of all its generating units.

               The Company is unable to predict what reaction may ensue from its regulators and other parties in connection with this study. The study is expected to indicate that the necessary target capacity factor to economically justify continued operation of Unit 1 would be approximately 75%. The study necessarily relies on a number of significant assumptions which are subject to uncertainty and could produce a wide range of outcomes. These assumptions include the Unit's capacity factor, levels of operating and capital costs, anticipated demand for electricity, anticipated supply of electricity including unregulated generator power, implementation and compliance costs of the 1990 Clear Air Act and other federal and state environmental initiatives, and fuel availability and prices, especially with respect to natural gas. The Company's operating experience at Unit 1 has improved substantially since the prior study and the Unit's capacity factor during its latest fuel cycle has been in excess of the 75% level. In addition to the improved performance of Unit 1, factors such as fuel diversity, reliability and the relative economics of other generating units in the New York Power Pool (of which the Company is a member and which dispatches generating units on a statewide basis for the Company, the New York Power Authority and the six other investor-owned electric utilities in New York State) also had an impact on the decision with respect to Unit 1.

          8.   Construction and Financing Program

               The following table sets forth certain data, as of July 31, 1994, concerning the Company's estimated sources and uses of capital for 1994:

                                                            1994
                                                       (In Thousands)
               Uses of Capital:
                    Construction                         $  461,000
                    Nuclear Fuel                             33,000
                    Allowance for Funds Used
                    During Construction (AFC)                16,000
                    Total                                   510,000

                    Retirements of Securities, Sinking
                      Fund Obligations and Other
                      Requirements                          570,000
                    Total                                $1,080,000

               Sources of Capital:
                    Long-Term Financing                  $  625,000
                    Changes in Other Credit
                      Facilities                             50,000
                    Internal Sources, including
                      sale of subsidiary                    405,000
                    Total                                $1,080,000

               The amounts  indicated in the above table for "Nuclear Fuel"
               include   estimated   costs   of  acquisition,   conversion,
               enrichment and fabrication, but exclude financing costs.

               Consistent with the Company's approach to its 1994 financing plan, external financing plans for 1995 through 1998 are subject to revision as underlying assumptions are changed to reflect new methodologies and developments; however, the Company currently anticipates that long-term financing over this period will decrease to approximately $180 million. These amounts, taken together with the above-listed amounts of external financing for 1994, are currently estimated to be lower than those previously announced by approximately $415 million. Substantially all financing for the 1995 through 1998 period is expected to be used for refunding, as cash provided by operations is generally expected to provide sufficient funds for the Company's anticipated construction program. The aggregate level of financing during this four year period will reflect, among other things, the nature, timeliness and adequacy of rate relief and uncertain energy demand due to economic conditions and capital expenditures relating to distribution and transmission load reliability projects, as well as expansion of the gas business. Costs associated with compliance with federal and state environmental quality standards, including the Clean Air Act Amendments of 1990 (the Clean Air Act), the effects of rate regulation and various regulatory initiatives, the level of internally generated funds and dividend payments, the availability and cost of capital and the ability of the Company to meet its interest and preferred stock dividend coverage requirements, to satisfy legal requirements and restrictions in governing instruments and to maintain an adequate credit rating will also impact the amount and type of future external financing.

               The Company presently anticipates that funds required for its construction program, acquisition of nuclear fuel, AFC, other capitalized costs and retirements of securities for the years 1995 through 1998 will be as set forth below. The Company is currently reviewing its budget for these items with a view to reducing costs where practicable and, accordingly, such figures may be subject to upward or downward revision.

                                    1995       1996       1997       1998
                                               (In Thousands)

               Construction       $342,000   $342,000   $343,000   $343,000
               Nuclear Fuel         13,000     56,000      1,000     62,000
               AFC                   8,000      7,000      7,000      8,000
               Retirements of
                Securities, Sinking
                Fund Obligations
                and Other
                Requirements      $ 79,000   $ 69,000   $ 50,000   $ 70,000

               The provisions of the Clean Air Act are expected to have an impact on the Company's fossil generation plants during the period through 2000 and beyond. The Company is studying options for compliance with the various provisions of Phase I of the Clean Air Act, which becomes effective January 1, 1995 and continues through 1999, including a possible strategy that focuses on fuel switching at its facilities. The potential for changing the coal burned at the Dunkirk Steam Station to a lower sulfur content is under review. The Company has included in the construction budget the cost of converting either Oswego Unit 5 or Unit 6 from oil to co-firing with natural gas and oil (including construction of a natural gas pipeline to the facility) and placing the other Oswego unit in long-term cold standby with an expected return to service at the end of the century. To meet compliance requirements, the Company must also lower its nitrous oxide emissions and plans to install low nitrous oxide burners at the Huntley and Dunkirk Steam Stations. For Phase I compliance, the Company has included approximately $46 million in its construction forecast for 1994 through 1997. Phase II of the Clean Air Act, effective January 1, 2000, will require further reductions in sulfur dioxide emissions. The Company has conducted studies indicating that the burning of lower sulfur fuels at all of its coal and oil fired units is a possible compliance method, but decisions on Phase II have not yet been made. The Company's preliminary assessment of Phase II sulfur dioxide and nitrogen oxide emission compliance costs is that additional capital expenditures on the order of $124 million (1994 dollars) will be required and incremental annual fuel costs and operating expenses of $21 million will be incurred. However, there are a number of uncertainties that make it difficult to project these costs at this time. The Company is continuing to study its options, taking into consideration the impact of emerging environmental laws and regulations at both the Federal and State levels and the effect of unregulated generator purchases and demand-side management initiatives on load forecasts, as well as continuing to examine the emerging market for trading emission allowances.

               The Company believes that compliance with the new emission restrictions can be achieved with currently available control technology and fuel switching alternatives; however, until specific regulations implementing the Clean Air Act are issued, the Company can provide no assurance in this regard. The Company believes that all capital costs, as well as incremental operating and maintenance costs and fuel costs, will be recoverable from its ratepayers.

               The Company's cost of financing and access to markets could be negatively impacted by events outside its control. The Company's securities ratings could be negatively impacted by, among other things, the growth in its reliance on unregulated generator purchase power requirements. Rating agencies have expressed concern about the impact on Company financial indicators and risk that unregulated generator financial leveraging may have.

               Certain of the Company's bank credit agreements contain a representation as to earnings coverage and, in the event such representation ceases to be true, the banks are not obligated to make loans to the Company under such agreements. If the Company were unable to utilize its bank credit arrangements to meet working capital requirements, it would be forced to issue higher cost, longer-term securities, which in turn would put further pressure on its credit ratings.

               Ordinarily, construction related short-term borrowings are refunded with long-term securities on a continuing basis. Bank credit arrangements, which, at June 30, 1994 totalled $445 million (including $260 million of commitments under revolving credit agreements, $80 million in one-year commitments under credit agreements, $5 million in lines of credit and a $100 million bankers acceptance facility agreement), are used by the Company to enhance flexibility as to the type and timing of its long-term security sales.

          Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits:

                Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three and Six Months Ended June 30, 1994 and 1993.

                Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1994.

                Exhibit 15  - Accountants' Acknowledgement Letter.

          (b)   Report on Form 8-K:

                Form 8-K Reporting Date - August 8, 1994.

                Items reported - Item 5. Other Events.
                Registrant filed information concerning the filing of the form of the underwriting agreement dated August 1, 1994.

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


                                           NIAGARA MOHAWK POWER CORPORATION
                                                               (Registrant)



          Date:  August 12, 1994         By
                                             Steven W. Tasker
                                             Vice President-Controller  and
                                             Principal Accounting  Officer,
                                             in his respective capacities
                                             as such

  EXHIBIT 11

  NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
  ---------------------------------------------------------
  Computation of the Average Number of Shares of Common Stock Outstanding
  For the Three and Six Months Ended June 30, 1994 and 1993
                                                                               (4)
                                                                               Average Number of
                                                                               Shares Outstanding As
                              (1)            (2)            (3)                Shown on Consolidated
                              Shares of      Number of      Share              Statement of Income
                              Common         Days           Days               (3 divided by number
                              Stock          Outstanding    (2 x 1)            of Days in Period)
                              --------       -----------    -------            ---------------------
  FOR THE THREE MONTHS
  ENDED JUNE 30:

  APRIL 1 - JUNE 30, 1994     142,706,358    91             12,986,278,578
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN      242,046    *<F1>               7,384,913
  EMPLOYEE SAVINGS FUND PLAN      368,400    *<F1>              11,337,500
                              -----------                   --------------
                              143,316,804                   13,005,000,991     142,912,099
                              ===========                   ==============     ===========

  APRIL 1 - MAY 4, 1993       137,295,899    34              4,668,060,566
  SHARES SOLD MAY 5, 1993       4,494,000
                              -----------
  MAY 5 - JUNE 30, 1993       141,789,899    57              8,082,024,243
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN      169,794    *<F1>               5,340,201
  PURCHASE- SYRACUSE SUBURBAN         516    *<F1>                  40,764
                              -----------                   --------------
                              141,960,209                   12,755,465,774     140,169,954
                              ===========                   ==============     ===========

                                                                               (4)
                                                                               Average Number of
                                                                               Shares Outstanding As
                              (1)            (2)            (3)                Shown on Consolidated
                              Shares of      Number of      Share              Statement of Income
                              Common         Days           Days               (3 divided by number
                              Stock          Outstanding    (2 x 1)            of Days in Period)
                              --------       -----------    -------            ---------------------
  FOR THE SIX MONTHS
  ENDED JUNE 30:

  JANUARY 1 - JUNE 30, 1994   142,427,057    181            25,779,297,317
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN      421,347    *<F1>              29,392,338
  EMPLOYEE SAVINGS FUND PLAN      468,400    *<F1>              21,137,500
                              -----------                   --------------
                              143,316,804                   25,829,827,155     142,706,227
                              ===========                   ==============     ===========

  JANUARY 1 - MAY 4, 1993     137,159,607    124            17,007,791,268
  SHARES SOLD MAY 5, 1993       4,494,000
                              -----------
  MAY 5 - JUNE 30, 1993       141,653,607    57              8,074,255,599
  SHARES SOLD AT VARIOUS
    TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN      305,493    *<F1>              21,979,928
  PURCHASE- SYRACUSE SUBURBAN       1,109    *<F1>                 146,318
                              -----------                   --------------
                              141,960,209                   25,104,173,113     138,697,089
                              ===========                   ==============     ===========

  NOTE:   Earnings  per share calculated on both a primary  and fully diluted basis are the same due to the effects of rounding.

  <F1>    Number of days  outstanding not shown  as shares represent an  accumulation of weekly  and
          monthly sales throughout the quarter.   Share days for shares sold are based  on the total
          number of days each share was outstanding during the quarter.


          EXHIBIT 12

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------


          Statement  Showing  Computation of  Ratio  of  Earnings to  Fixed
          Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1994 (in thousands of dollars)

          A.  Net income                              $ 285,573

          B.  Taxes Based on Income or Profits          159,977
                                                      ----------
          C.  Earnings, Before Income Taxes             445,550

          D.  Fixed Charges  (a)                        316,024
                                                      ----------
          E.  Earnings Before Income Taxes and
              Fixed Charges                             761,574

          F.  Allowance for Funds Used During
              Construction (AFC)                         12,963
                                                      ----------
          G.  Earnings Before Income Taxes and
              Fixed Charges without AFC               $ 748,611
                                                      =========
                    PREFERRED DIVIDEND FACTOR:

          H.  Preferred Dividend Requirements         $  29,563
                                                      ---------
          I.  Ratio of Pre-tax Income to Net
              Income (C/A)                                1.560
                                                      ----------
          J.  Preferred Dividend Factor (HxI)         $  46,118

          K.  Fixed Charges as Above  (D)               316,024
                                                      ----------
          L.  Fixed Charges and Preferred Dividends
              Combined                                $ 362,142
                                                      ==========
          M.  Ratio of Earnings to Fixed
              Charges (E/D)                                2.41
                                                      ==========
          N.  Ratio of Earnings to Fixed Charges
              without AFC (G/D)                            2.37
                                                      ==========
          O.  Ratio of Earnings to Fixed Charges
              and Preferred Dividends Combined (E/L)       2.10
                                                      ==========


          (a) Includes a portion of rentals deemed representative of the interest factor ($27,733).

          PRICE WATERHOUSE LLP
          ONE MONY PLAZA
          SYRACUSE   NY   13202

          TELEPHONE  315-474-6571



          EXHIBIT 15
          ----------

          August 11, 1994


          SECURITIES AND EXCHANGE COMMISSION
          450 FIFTH STREET NW
          WASHINGTON   DC   20549


          Dear Sirs:

          We are aware that Niagara Mohawk Power Corporation has included our report dated August 11, 1994 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42720, 33-42721, 33-42771 and
          33-54829) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827, 33-55546 and 33-59594). We are also aware of our responsibilities under the Securities Act of 1933.



          Yours very truly,

          /s/ Price Waterhouse LLP