Form 10-K
NIAGARA MOHAWK POWER CORP /NY/
filed 1995-03-29
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-K

          (Mark One)
          /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 1994
                         OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ......to......

                         Commission file number 1-2987
          -----------------------------------------------------------------
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

                         (315) 474-1511
               Registrant's telephone number, including area code
          -----------------------------------------------------------------
               Securities registered pursuant to Section 12(b) of the Act:
               (Each class is registered on the New York Stock Exchange)

                         Title of each class
                         Common Stock ($1 par value)

          Preferred Stock ($100 par                  Preferred  Stock  ($25
          par value-cumulative):                     par value - cumulative):

          3.40%  Series   4.10% Series  6.10% Series      9.50% Series
          3.60%  Series   4.85% Series  7.72% Series      Adjustable Rate
          3.90%  Series   5.25% Series                    Series A & Series C
          -----------------------------------------------------------------
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing












          requirements for the past 90 days.        Yes  /X/  No /  /

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K   /   /

          State the aggregate market value of the voting stock held by non-affiliates of the registrant.
               Approximately $2,109,000,000 at March 1, 1995.

          Indicate  the  number  of  shares  outstanding  of  each  of  the
          registrant's   classes  of  common   stock,  as  of   the  latest
          practicable date.


               Common  stock $1 par 144,330,482 shares outstanding March 1,
          1995.

          Documents incorporated by reference:
          Definitive Proxy Statement in connection with annual meeting of stockholders to be held May 2, 1995 incorporated in Part III to the extent described therein.






                           NIAGARA MOHAWK POWER CORPORATION

                          INFORMATION REQUIRED IN FORM 10-K






                                        PART I

          ITEM NUMBER                                              PAGE

          Item 1. Business.                                          3
          Item 2. Properties.                                       22
          Item 3. Legal Proceedings.                                25
          Item 4. Submission of Matters to a Vote of
                    Security Holders.                               27
          Executive Officers of the Registrant                      28


                                       PART II

          Item 5. Market for the Registrant's Common Equity and
                    Related Stockholder Matters.                    29
          Item 6. Selected Financial Data.                          30
          Item 7. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.            31
          Item 8. Financial Statements and Supplementary Data.      53
          Item 9. Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.         93


                                       PART III

          Item 10.  Directors, Executive Officers, Promoters and
                    Control Persons of the Registrant.              93
          Item 11.  Executive Compensation.                         93
          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management.                          93
          Item 13.  Certain Relationships and Related Transactions. 93


                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.                            93

          Signatures                                                117















                           NIAGARA MOHAWK POWER CORPORATION

                                        PART I

          Item 1. BUSINESS.

               The Company, organized in 1937 under the laws of New York, is engaged principally in the business of production, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. The Company provides electric service to the public in an area of New York State having a total population of about 3,500,000, including, among others, the cities of Buffalo, Syracuse, Albany, Utica, Schenectady, Niagara Falls, Watertown and Troy. The Company distributes or transports natural gas in areas of central, northern and eastern New York having a total population of about 1,700,000, nearly all within the Company's electric service area. A Canadian subsidiary owns an electric company with operations in the Province of Ontario, Canada and a wind power company with operations in the Province of Alberta, Canada. A Texas subsidiary has an interest in a uranium mining operation in Live Oak County, Texas which is now in the process of reclamation and restoration. Another New York subsidiary engages in real estate development. Each of these subsidiaries is wholly-owned by the Company.

               GENERAL. Until recently, the electric and gas utility industry operated in a relatively stable business environment, subject to traditional cost-of-service regulation. The investment community, both shareholders and creditors, considered utility securities to be of low risk and high quality. Regulators tended to protect the utility monopoly in exchange for the utility company providing universal service to customers in its franchise area. Such protection often encouraged regulators and other governmental bodies to use utilities as vehicles to advance social programs and collect taxes. In general, utilities and regulators were inclined toward establishing a fair rate of return and away from particular price considerations or incentives for aggressive, long-term cost control. Cash flows were relatively predictable, as was the industry's ability to sustain investment grade dividend payout and interest coverage ratios.

               The emergence of competition has begun to erode the  utility industry's monopoly position and the regulator's ability to assure the industry's financial health. For example, the passage of the National Energy Policy Act of 1992 (EPAct) is resulting in a rapid increase in wholesale (a sale to another entity for resale to an end user) competition. EPAct eases the way for non-utility, unregulated generators to enter the marketplace and allows the Federal Energy Regulatory Commission (FERC) to require the utility owners of electricity transmission systems to transport power for wholesale transactions. The speed and extent of monopoly erosion will be dependent upon a number of company specific characteristics, including geographic location and electric system limitations, cost and price of services in relation to neighboring utilities, opportunity for alternative suppliers and fuels to compete, economic vitality of the service territory, policies of regulators and legislators and electric supply/demand balances.

               The increasing movement towards a competitive environment has required regulators on both the state and federal levels to begin to address the many substantial issues confronting electric utilities. During 1994, the FERC and the PSC each provided or proposed guidelines to address different aspects of competition. The FERC issued guidelines for pricing electric transmission service and proposed guidelines for the recovery of stranded costs. Meanwhile, the PSC, in Phase I of its generic competitive proceeding, adopted guidelines to govern flexible rates which could be offered by utilities to retain qualified customers. Phase II of this proceeding will examine issues relating to the establishment of wholesale and retail competitive markets.

               Competition creates various pressures on the prices of utility products and services. As the potential for broad based competition grows, government mandated social programs, burdensome tax structures and other regulatory initiatives become cost elements that a market based pricing system will not be likely to support. For the Company, the most significant of these burdens is state mandated payments to unregulated generators and excessive taxes such as the gross receipts tax and property taxes. Due to these factors, the Company's electric industrial rates have moved from being among the lowest in New York State and the Northeast to above average.

               The most important problem associated with rapidly increasing competition in electricity markets is that it would create transition costs. Transition costs are those utility costs in excess of what could be earned in an open retail market. They exist because of a series of commitments made by customers, regulators, lawmakers and utilities that competition would make difficult to keep unless specific provisions are made to account for them. Commitments made under the current regulatory system might become stranded if electricity markets were competitively restructured and the resulting market prices were too low to allow for recovery of the costs associated with those obligations. Costs which might become stranded include sunk investments, liabilities (primarily contracts with unregulated generators), deferred costs and social programs. Estimates of potential stranded investment exposure for the United States electric utility industry as a whole range as high as $150 to $200 billion, compared to a total shareholder equity of $180 billion.

               Certain parties in New York State and certain governmental officials have stated that the best way for the Company to address competitive issues would be to take substantial, but unspecified in amount, writedowns of its assets, particularly its nuclear and fossil generating plants. The Company's position is that any responsible solution to the problems posed by increasing competition and deregulation must be substantially more evenhanded, and will necessarily be more complicated, than any such proposal. The Company will vigorously contest inequitable solutions to competitive issues.

               In response to these issues, the Company has made significant progress in managing the costs under its direct control. Since December 1992, the employee level has been reduced by over 3,100, or 27%, to approximately 9,200 and will be further reduced to about 8,750 during 1995. Capital spending has also been reduced sharply in recent years, with electric construction spending in future years expected to be limited to the level of depreciation expense, thereby resulting in little growth in traditional rate base. The Company remains focused on materially reducing its total costs.

               Since 1991, the Company has also reduced its expected unregulated generator expense through contract buyouts and project cancellations. As a result, the 1995 expenditures are expected to be more than $200 million below what they would have been had the Company not acted. However, the Company still faces significant overpayment obligations to unregulated generators.

               In the second half of 1994, the Company was faced with unprecedented events that had a major impact on it. In August, the New York State Public Service Commission (PSC) Staff proposed an immediate overall decrease in electric revenues from 1994 levels of approximately $146 million. Then, in September, the PSC authorized sales by Sithe Independence Power Partners, Inc. (Sithe) of retail electricity directly to Alcan Rolled Products (Alcan), a large customer of the Company. Financial markets reacted negatively and the Company's common stock price fell. As a result, the Company postponed a common stock offering that was planned for the fourth quarter of 1994. See Item 5.

               The Company has  considered, and is continuing  to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate changes in its utility business. These strategies may include business combinations with other companies, acquisitions of related or unrelated businesses, and additions to or disposition of portions of its franchised service territories. Additionally, a number of electric utilities have recently announced consideration of plans to organize their operations so that generation and power supply activities are conducted by an entity within the corporate group separate from the entity which provides transmission and distribution services to the utility's customers. The Company is also studying such a division of its operations, in part because of suggestions by New York governmental officials that power supply should be separated from transmission and distribution functions and in part as a means of dealing with issues related to unregulated generator contracts.

               For a more detailed discussion of the competitive environment and the Company's efforts to address competition, see
          Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The following topics are discussed under the general heading of "Business". Where applicable, the discussions make reference to the various other items of this Form 10-K.

                          TOPIC                          PAGE


          Regulation and Rates                            5
          Unregulated Generators                          7
          New York Power Authority                        8
          Purchased Power                                 9
          Fuel for Electric Generation:
            Coal                                         10
            Natural Gas                                  10
            Residual Oil                                 10
            Nuclear                                      11
          Gas Supply                                     12
          Industry Segment Data                          13
          Environmental Matters                          13
          Nuclear Operations                             17
          Construction Program                           19
          Electric Supply Planning                       19
          Electric Delivery Planning                     19
          Demand-Side Management Programs                20
          Research and Development                       20
          Employee Relations                             21
          Liability Insurance                            21


               REGULATION AND RATES. PRICE DISCOUNTS. Competition has been increasing in the Company's wholesale and retail markets. In the wholesale markets, the Company competes directly with other U.S. utilities, Canadian utilities, the New York Power Authority (NYPA), and unregulated generators. While it has always competed with other utilities in wholesale markets, recent events have increased competition. For example, the PSC has been increasing the share of deviations from forecast fuel targets, including sales for resale, that utilities must absorb. Thus, utilities have larger financial incentives to achieve reduced fuel costs and increased sales for resale, making wholesale markets more competitive. In addition, a prolonged recession in the New York State economy, combined with successful energy conservation programs, has contributed to the region's (including Canadian) excess capacity, putting downward pressure on wholesale prices. The Company also faces enormous competition, and upward pressure on rates, from unregulated generators. The Public Utility Regulatory Policies Act of 1978 (PURPA) and Section 66-c












          of the New York State Public Service Law (the Six-Cent Law), combined with low gas prices and low interest rates, have created a large and thriving unregulated power industry. By the end of 1995, the Company will have been required to purchase approximately 2,400 MW of unregulated generating capacity at state mandated prices well above both current market prices and long run avoided cost estimates.

               In retail markets, the Company faces competition from on-site, self- and cogeneration, unregulated generators who wish to sell electricity directly to the Company's retail customers, other fuels, industrial relocation, potential municipalization and NYPA. Generally, on-site generation is uneconomic today when compared to a utility's incremental or marginal cost of serving additional load. Unfortunately, on-site generation can, however, compare favorably to traditional rates, which are based on average embedded costs and which traditionally are designed to collect fixed costs volumetrically. The result is that large volume customers have subsidized small customers both within and between classes. The Company has responded to this pressure with a Service Classification No. 10 (SC-10) tariff which discounts rates for large industrial customers in an attempt to effectively compete with the on-site alternative, but keeps prices above the marginal costs of generation. Through 1994, the Company absorbed 20% of the discounts deferred under SC-10. Under its 1995 rate proposal, the Company would absorb all discounts above amounts reflected in rates.

               In August 1994 the Company implemented a new negotiated contract tariff called SC-11 that allows much more flexibility in responding to competitive pressures. The SC-11 tariff allows the Company to sign contracts with terms of up to seven years in response to any form of verifiable competition that the customer is considering. This contract mechanism also allows the Company to market economic growth initiatives more aggressively.

               The Economic Development Zone Rider (EDZR) discounts electric rates for new or additional load in a State-designated economically distressed area. Except for the EDZR, the economic development programs will be managed under the SC-11 tariff in the future. The Company is also active in working with various state and local agencies to coordinate efforts to attract new business to the Company's service territory.

                  1995 FIVE-YEAR RATE PLAN. Through its Brief Opposing Exceptions as of March 2, 1995, the Company is requesting an increase in 1995 electric revenues of approximately $110 million (3.5%) and an increase in 1995 gas revenues of $16.4 million (2.7%).

               The  current rate  proceeding has  been  separated into  two distinct phases. A final PSC decision on 1995 rates is not expected until the end of April 1995. New electric rates would be implemented about that time, along with any final adjustments to gas rates which were effective January 1, 1995. A schedule for the multi-year phase of the proceeding has not been established, but is expected to extend at least into the summer of 1995.

               For a  further discussion  of the  five-year rate plan,  see
          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements/Proposals and Item 8. Financial Statements and Supplementary Data, Note 2.

               CURRENT AND PROPOSED FUEL CLAUSES. Currently the Company has a fuel adjustment clause (FAC) as part of its approved tariff. The clause allows the Company to collect from or refund to ratepayers, fuel and purchased power costs resulting from the comparison of monthly average fuel cost rates and base cost of fuel rates embedded in base rate energy charges.

               The Company's electric FAC provides for partial pass-through of fuel and purchased power cost fluctuations from amounts forecast, with the Company absorbing a portion of increases or retaining a portion of decreases up to a maximum of $15 million per rate year. Thereafter, 100% of the fluctuation is passed on to ratepayers. The Company also shares with ratepayers fluctuations from amounts forecast for net resale margin and transmission benefits, with the Company retaining/absorbing 40% and passing 60% through to ratepayers. The amounts retained or absorbed in 1992 through 1994 were not material.

               In the current rate proceeding the Company has proposed to eliminate the FAC and replace it with the fuel adjustment mechanism (FAM). If this is implemented, the portion of fuel and purchase power cost fluctuations, from amounts forecast, that the Company would retain or absorb could reach a maximum of $20 million per rate year. For the additional years of the rate proceeding's five-year plan (1996-1999), the 1995 fuel cost would form the basis for the forecast and the sharing mechanism.

               GAS RATE INITIATIVES. On December 20, 1994 the PSC issued its opinion and order, "Establishing Policies and Guidelines for Natural Gas Distributors" in connection with its generic proceeding (the Order). The Order sets forth the policy framework to guide the transition of local distribution companies
          (LDCs) in New York in the post-FERC Order 636 environment. The framework is designed to "assure that (1) LDCs and new entrants can compete; (2) customers benefit from increased choices and improved performance resulting from a more competitive industry; and (3) core customers continue to receive quality services at affordable rates." It distinguishes core and non-core markets based on the customers' alternative energy sources and the customers' ability to access these alternatives. The policies strongly encourage LDCs to actively compete for sales to customers with competitive alternatives, while at the same time, unbundling services so that new entrants can effectively compete for market share.












               The Order provides LDCs greater discretion to compete by pricing services to non-core customers on a basis more comparable to the alternatives available to those customers. In doing so, it further allows LDCs to supply gas to individual non-core customers - that is, the LDC is "permitted to recognize competitive conditions that distinguish otherwise similarly-situated customers, as a basis for charging them different rates." LDCs will be required to offer certain customers access to the facilities currently managed on the customers' behalf, such as pipeline capacity, storage facilities and receipt points. Consistent with providing customers with more choices, LDCs will still be allowed to offer packaged services at prices that reflect their value to those customers, provided that the LDC can demonstrate that "non-participating customers will benefit more from those transactions than without them." LDCs will also be required to offer some form of aggregation program, whereby smaller customers of an LDC will be allowed to combine into groups that then would be treated as a single customer.

               With respect to recovery of transition costs that are being charged to the Company by interstate pipelines as part of the implementation of FERC Order 636, the Order provides for continued full recovery of these costs. The Order also recommends the initiation of a proceeding, the purpose of which is to eliminate the current 100% flow-through gas adjustment clause, and replace it with an incentive based mechanism. This proceeding would also address proposals by LDCs to "assure the availability of affordable service to customers" and provide the opportunity to address issues of cross-subsidies among service classifications. The Company intends to participate actively in this proceeding.

               The Order required LDCs to file draft tariffs by February 21, 1995 setting transportation rates for aggregation customers, establishing minimum transportation volumes, providing transition cost recovery, and establishing requirements and charges for the use of recording meters as may be required to comply with the
          Order. Because the Company's gas services are already substantially unbundled, with the majority of its non-core customers currently purchasing their gas supplies from independent marketers and brokers, the Company does not believe that the Order is likely to have a material impact on revenues derived from gas services. The Company believes that the new and different services required by the Order will require only limited changes and modifications to gas service structures.

               For  a further  discussion of  FERC Order  No. 636,  see Gas
          Supply.

               UNREGULATED GENERATORS. In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater












          than the  Company's needs.   PURPA,  New York State  law and  PSC
          policies and procedures have collectively required that the Company purchase this power from "qualified" unregulated generators. The prices used in negotiating purchased power contracts with unregulated generators (Long Run Avoided Costs) are established periodically by the PSC. Until its modification in 1992, the statute which governed many of these contracts had established the floor on avoided costs at $0.06/kwh (the Six-Cent
          Law). The Six-Cent Law, in combination with other factors, attracted large numbers of unregulated generator projects to New York State and, in particular, to the Company's service territory.

               For the year ended December 31, 1994, unregulated generator purchases were approximately $960 million (14,794,000 MWHrs.) compared to approximately $736 million (11,720,000 MWHrs.) in 1993 and approximately $543 million (8,632,000 MWHrs.) in 1992. In 1994, unregulated generator purchases provided approximately 32% of the Company's power supply while comprising 73% of the Company's fuel and purchased power costs, as compared to 28% and 67%, respectively, in 1993. As of December 31, 1994, 148 of these unregulated generators with a combined capacity of 2,592 MW were on line and selling power to the Company. Of these, 2,273 MW are considered firm capacity (including 207 MW of unregulated generator projects on standby). In 1994, payments to unregulated generators represented 27% of each electric revenue dollar billed, as compared with 22% in 1993.

               On January 11, 1995, the FERC issued an order in a case involving Connecticut Light & Power (CL&P) that PURPA forbids the states from requiring utilities to pay more than avoided cost to qualifying facilities (QFs) for electric power. FERC, however, also ruled that it would not invalidate any pre-existing contracts, but only would apply its ruling prospectively or to contracts that were subject to a pending challenge (instituted at the time of signing) by a utility. On the same day, FERC issued an order that an ongoing challenge by the Company to the New York Law requiring utilities to pay QFs a minimum of six cents for electric power (the Six Cent Law) was moot in light of amendment of that law in 1992 to prohibit future power purchase contracts requiring the utility to pay more than its avoided cost. This latter proceeding had been initiated in 1987. In April 1988, FERC had ruled in the Company's favor, finding that the states could not impose rates exceeding avoided cost for purchases from QFs, but then stayed that decision in light of a rulemaking it was instituting to address the issue. That rulemaking was never completed.

               On February 10, 1995, the Company filed a petition for rehearing of both orders. The Company argues, among other things, that Federal law requires FERC to apply the ruling in CL&P in all pending cases, including its case involving the Six Cent Law, and that it is entitled to the opportunity, either at FERC or in the courts, to demonstrate that pre-existing power purchase contracts resulting from the Six Cent Law should be invalidated. The Company argues further that amendment of the Six Cent Law did not render the proceeding addressing that law moot because the amendment has perpetuated and, in some instances, expanded the Company's obligation to purchase power from QFs at rates above avoided cost. The Company intends to press its rights vigorously, but cannot predict the outcome of these proceedings.

               In addition, the Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain unregulated generator ("overgeneration"). The Company has paid the unregulated generators based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

               Also see Item 3--Legal Proceedings, and Part II Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8--Financial Statements and Supplementary Data, Note 9 for a discussion of other initiatives undertaken by the Company to mitigate the financial consequences of unregulated generator purchase requirements.

               NEW YORK POWER AUTHORITY (NYPA). The Company presently has contractual rights to purchase various types and amounts of electric power and energy from a number of generating facilities owned by the NYPA. In 1994, these purchases amounted to 7,416,000 MWH, or about 16% of the Company's total power supply requirements. Under the agreement for hydroelectric power service, the Company credits to its residential customers, subject to review by the PSC, any savings derived from the purchase of an aggregate of 405 MW of firm and peaking hydro power from NYPA. The following table indicates the types and amounts of NYPA power which the Company was entitled to purchase as of January 1, 1995 and the termination dates of its contracts with NYPA with respect to each generating facility:





























            NYPA Facility and Type of          Minimum          Contract
                      Power                    Purchase         Expiration
                                             Requirements          Date

           Niagara Hydroelectric
             Project on the Niagara
             River near Niagara Falls,
             N.Y.
             (capacity 2,190,000 kw.):

                Firm                          126,000 kw.          2007
                Replacement                   445,000 kw.          2006

                Expansion                     180,000 kw.          2007
                Peaking                       175,000 kw.          2007

                                              926,000 kw. (a)

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
           Fitzpatrick Nuclear Plant
             near Oswego, N.Y.
             (capacity 821,000 kw.):

               Allocation of available
               Plant Capacity                  74,000 kw. (b)    Year-to
                                                                year basis

                      Total                 1,374,000 kw.

           (a) 926,000 kw. for summer of 1995; 951,000 kw. for winter of 1995-1996.

           (b) 74,000 kw. for summer of 1995; 110,000 kw. for winter of 1995-1996.














               The Company also transmits power from NYPA projects to NYPA's preference and other customers and to other public and municipal utilities within New York.


               PURCHASED POWER. Total purchased power in 1994 amounted to 25,176,000 MWH, including unregulated generators and NYPA purchases discussed above, representing approximately 55% of the Company's total power supply requirements. The Company purchases electricity from the New York Power Pool (NYPP) and other neighboring utilities as needed for economic operation. The price paid for that power is determined by specific contractual terms. Changes in the cost of purchased power are included in the Company's FAC. Physical limitations of existing transmission facilities, as well as competition with other utilities and availability of energy, impact the amount of power the Company is able to purchase or sell. Wholesale power marketing efforts will also become increasingly important, in a highly competitive environment, in order to maximize the use of the Company's surplus capacity.

               FUEL FOR ELECTRIC GENERATION. COAL - The C. R. Huntley and Dunkirk Steam Stations, the Company's only coal fired generating stations, are expected to burn about 1.5 and 1.3 million tons of coal, respectively, in 1995. The Company has two coal supply contracts, one of which is scheduled to expire in 1995.

               The annual average cost of coal burned from 1992 through 1994 was $1.51, $1.54 and $1.52, respectively, per million BTU, or $39.42, $39.85 and $39.15, respectively, per ton. Changes in the cost of coal burned, part of which are transportation expenses, are included in the Company's FAC. See also "Regulation and Rates" for a further discussion of the fuel adjustment clause.

               As 1994 began, the Company continued to experience the effects of the 1993 labor dispute between the United Mine Workers of American (UMWA) and the Bituminous Coal Operators Association. The last remaining quantity of higher priced replacement coal was delivered during March. The cost of coal delivered thereafter returned to near pre-strike levels.

               During 1994, the Company also successfully embarked on an aggressive plan to reduce coal inventory levels. The yearly average inventory at both generating stations was below a 20 day supply.

               See Environmental Matters - Air.

               NATURAL GAS - The Albany Steam Station has the capability to use natural gas, as well as residual oil, as a fuel for electric generation. This dual-fuel capability permits the use of lower cost fuel. During 1992, 1993 and 1994, natural gas was the predominant fuel used, although generation at this station was curtailed significantly in 1994 and 1993 for economic reasons because of the requirement to purchase unregulated generator power. The Company contracts with various suppliers for the purchase of natural gas for the Albany station. This is an interruptible supply; colder than normal weather and increased demand for capacity on interstate pipelines by other firm gas customers could restrict the amount of gas supplied. Other natural gas used included the operation of two combustion turbines at the Albany Steam Station (two additional Albany turbines were placed in long-term cold standby effective April
          1992). During the period 1992 through 1994, the Company, including the Roseton station (described below), burned 19.4, 6.0 and 7.8 million dekatherms (Dt) of natural gas, respectively, at an average cost per million Dt of $2.31, $2.07 and $2.07, respectively.

               The Company has a 25% ownership interest in Roseton Units 1 and 2. The Roseton Steam Station's first unit was modified to dual-fuel capability with natural gas as the alternative fuel in December 1991. The second unit's modification was completed in July 1992 and it now has the ability to burn natural gas as an alternate fuel.

               Central Hudson Gas and Electric Corporation (CHG&E) has three contracts (for 15 years each) for the supply of up to 100,000 mcf of natural gas for use at the Roseton plant as a boiler fuel alternative to residual oil. The natural gas supply is used primarily during off peak months, April through October of each year. In 1994 approximately 2.2 million Dt (the Company's share) of gas were used at the Roseton plant.

               RESIDUAL OIL - The Company's total requirements for residual oil in 1995 for its Albany and Oswego Steam Stations are estimated at approximately 1.3 million barrels. Fuel sulfur content standards instituted by New York State require 1.5% sulfur content oil to be burned at Albany and Oswego Unit No. 5. Oswego Unit No. 6 requires low sulfur fuel (0.7%). All oil requirements are met on the spot market. At December 31, 1994, there were approximately 0.6 million barrels, or more than a 45-day supply of oil, at the Oswego Steam Station and approximately
          0.4 million barrels of oil, or a 45-day supply, at the Albany Steam Station, based on maximum burn projections.

               The average price of No.6 oil at January 1, 1995 was approximately $18.30 per barrel for 0.7% sulfur oil. For 1.5% sulfur oil, the average price was approximately $16.40 per barrel at the Oswego Steam Station and $15.20 per barrel at the Albany Steam Station. The fuel oil prices quoted include the $3.0576 per barrel petroleum business tax imposed by New York State. Changes in the cost of oil burned, part of which are shipping expenses, are included in the FAC.

               Contract arrangements for residual oil for the Roseton Steam Station have been made by CHG&E, co-owner and operator of the plant. Global Petroleum Corporation supplies 1.5% sulfur residual oil under contract for all the fuel requirements of the plant. The contract has arrangements that include certain options regarding contract extensions.

               The annual average cost of residual oil burned at the Albany, Oswego and Roseton Steam Stations from 1992 through 1994 was $2.98, $3.11 and $3.16, respectively, per million BTU, or $18.93, $19.84 and $19.45, respectively, per barrel.

               NUCLEAR - The supply of fuel for nuclear generating plants involves: (1) the procurement of uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies and (5) the disposal of spent fuel and radioactive wastes. Agreements for nuclear fuel materials and services for Nine Mile Point Nuclear Station Unit No. 1 (Unit 1) and Nine Mile Point Nuclear Station Unit No. 2 (Unit 2) (in which the Company has a 41% interest), have been made through the following years:



                                           Nine Mile      Nine Mile
                                         Point Nuclear  Point Nuclear
                                         Station Unit    Station Unit
                                             No. 1          No. 2

           Uranium Concentrates            2000 (a)        2000 (a)

           Conversion                      2000 (a)        2000 (a)
           Enrichment                         (b)          (b)

           Fabrication                       2001          2004

               (a) Arrangements have been  made for procuring a  portion of the uranium and conversion requirements through the year
                   2000, leaving the remaining portion of the requirements uncommitted.

               (b) An  enrichment  contract  is in  place  with  the United
                   States Enrichment  Corporation (USEC)  through the  year
                   2014 or the life of the reactor, whichever is less.


               The uncommitted requirements for nuclear fuel materials and services are expected to be obtained through long-term contracts or secondary market purchases.














               The Company currently has contracts with the DOE for the disposal of spent fuel for both Units 1 and 2. Spent fuel storage facilities at Units 1 and 2 are expected to accommodate spent fuel discharges, while also having sufficient space available to accept fuel in the core at that time, through the years 1999 and 2012, respectively.

               In January 1983, the Nuclear Waste Policy Act of 1982 (Act) was enacted. The Act established a cost of $.001 per kilowatt-hour of net generation to fund disposal of nuclear fuel irradiated after 1982 and provided for a determination of the Company's liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Act also provides three payment options for liquidating such liability (approximately $97.4 million at December 31, 1994) and the Company has, for Unit 1, elected to delay payment, with interest, until the year in which the Company ships irradiated fuel to an approved DOE disposal facility. The Company has no such retroactive liability for Unit
          2. Progress in developing the permanent DOE repository has been slow and it is unlikely that the DOE's latest projection for opening this facility in 2010 can be met.

               The Company has been studying various alternatives for long-term spent fuel storage at Unit 1. A design to rerack the spent fuel pool with higher density racks has been completed that would provide offload space until 2011. This option would be implemented in two phases. Half of the spent fuel pool would be reracked in 1998 and the other half in 2004. The rerack design would require the Nuclear Regulatory Commission (NRC) review and approval prior to implementation. The Company is also evaluating a dry storage option where spent fuel would be stored in approved canisters in a secure area on the plant property. The final plan for fuel storage for Unit 1 will be finalized by April 1995.

               The cost of fuel utilized at Unit 1 for 1994, 1993 and 1992 was $.62, $.56 and $.55 per million BTU, respectively. The cost of fuel utilized at Unit 2 for 1994, 1993 and 1992 was $.48, $.54 and $.53 per million BTU, respectively.

               For the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the Company's nuclear generating plants, see Item 8 -- Financial Statements and Supplementary Data, Note 1 - Depreciation, Amortization and Nuclear Generating Plant Decommissioning Costs and Note 3 - Nuclear Plant Decommissioning.


               GAS SUPPLY. The Company distributes and transports natural gas to a geographic territory that extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of the Company's distribution areas are physically interconnected with one another by Company-owned facilities. Presently, nine separate distribution areas are connected directly with CNG Transmission Corporation (CNG), an interstate natural gas pipeline regulated by the FERC, via seventeen delivery stations. The majority of the Company's gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by the Company's customers is seasonal and influenced by weather factors.

               FERC Order No. 636, issued in April 1992, changed the structure of interstate natural gas pipeline services and completed the "evolution of competition, in the natural gas industry." During 1992 and 1993, the Company actively pursued, through the negotiation process established by the FERC, pipeline services which would provide the Company with an appropriate combination of firm transportation on several upstream pipelines, CNG transportation and substantial storage rights. Negotiations to implement Order No. 636, with CNG and other major upstream pipelines, were essentially completed in November 1993 when the last of the pipelines placed its revised service plans in effect. Order No. 636 also helped complete the Company's primary objective of replacing dependence on CNG sales service with independently contracted gas supplies delivered through a combination of firm transportation and storage.

               The Company revised its post-Order No. 636 services to meet peak load requirements on its system through a portfolio of firm contracts and peak shaving contracts capable of delivering approximately 938,000 dekatherms per day to its service area. This portfolio includes firm transportation totaling approximately 306,000 dekatherms on the CNG system, 50,000 dekatherms on the Iroquois system, as well as four pipelines upstream of CNG, with firm supplies purchased under 16 different contracts from a variety of producers and marketers in the Gulf of Mexico, the Southwest and Canada. An additional 434,000 dekatherms of peak day requirement capacity is provided by firm storage withdrawal rights coupled with firm winter season transportation service on CNG. Finally, within the peak load of 938,000 dekatherms is approximately 148,000 dekatherms available to the Company under peak shaving contracts with cogenerators on the Company's system.

               INDUSTRY SEGMENT DATA. The percentages of the total revenues and operating income before income taxes derived from electric and gas operations for the past three years were as follows:



                        Total Revenues            Operating Income
                                                  Before Income
                                                  (Excluding AFC)

            Year       Electric      Gas       Electric       Gas

            1994         85%          15%         *85%         15%
            1993         85%          15%         91%          9%
            1992         85%          15%         91%          9%

               * Includes the effect of the $196.6 million accrual related to costs associated with the VERP.


               See also Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8-- Financial Statements and Supplementary Data, Note 11.


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

               In compliance with environmental statutes and consistent with its strategic philosophy, the Company performs environmental investigations and analyses and installs, as required, pollution control equipment, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 1994 totaled approximately $68 million, of which approximately $37 million was capitalized as pollution control equipment or new plant environmental surveillance and approximately $31 million was charged to operating expense for operation of environmental monitoring and waste disposal programs. Expenditures for 1995 are estimated to total $51 million, of which $18 million is expected to be capitalized and $33 million charged to operating expense. Similar expenditures for 1996 are estimated to total $38 million, of which $3 million is expected to be capitalized and $35 million charged to operating expense. The expenditures for 1995 and 1996 include the estimated costs for the Company's proportionate share of site investigation and cleanup of waste sites discussed under "Solid/Hazardous Waste" below.

               There  are  concerns  about  the  effects  of  electric  and magnetic fields (EMFs), including those produced by distribution, transmission and substation installations, as well as household wiring and appliances. Numerous studies on the effects of EMFs have been done and are continuing throughout the world, with results that are often hard to interpret and sometimes conflicting. The Company is taking a proactive approach, has worked with school officials to identify magnetic field levels at school buildings near its transmission lines and has taken steps to mitigate magnetic fields at these locations. It is impossible to predict what further effect, if any, continued research and epidemiological studies on EMFs could have on the Company and the electric utility industry. The role of the utility industry in addressing these environmental matters will be prominent and could be costly.

               AIR - The Company is required to comply with applicable Federal and State air quality requirements pertaining to emissions into the atmosphere from its fossil-fuel generating stations and other potential air pollution sources. The Company's four fossil-fired generating stations (Albany, Huntley, Oswego and Dunkirk) are operated in accordance with the provisions of Certificates to Operate issued by the New York State Department of Environmental Conservation (DEC).

               The provisions of the Clean Air Act Amendments of 1990 address attainment and maintenance of ambient air quality standards, mobile sources of air pollution, hazardous air pollutants, acid rain, permits, enforcement, clean air research and other miscellaneous items. The Clean Air Act will have a substantial impact upon the operation of electric utility fossil-fired power plants.

               The acid rain provisions of the Clean Air Act require that sulfur dioxide (SO2) emissions be reduced nationwide by 10 million tons from their 1980 levels and that NOx emissions be reduced by two million tons from 1980 levels. Emission reductions will be achieved in two phases - Phase I by January 1, 1995 and Phase II by January 1, 2000.

               The Company filed its Phase I acid rain permit application and compliance plan with the Environmental Protection Agency on February 15, 1993. The Company has two units (Dunkirk 3 and 4)
          affected in Phase I. Beginning in 1995, SO2 reductions of approximately 10,000-15,000 tons per year must be achieved. The Company will comply with these requirements by substituting non-Phase I units and relying on reduced utilization of these units to satisfy its emission reduction requirements at Dunkirk 3 and 4.

               With respect to NOx, Title IV of the Clean Air Act will require emission reductions at Dunkirk 3 and 4. Low NOx burner technology has been installed to meet the new emission limitations. In addition, Title I of the Clean Air Act (Provisions for the Attainment and Maintenance of National












          Ambient Air Quality Standards) will require the installation of "Reasonably Available Control Technology" (RACT) on all of the Company's coal, oil and gas-fired units by May 31, 1995. Compliance with Title I RACT requirements at the Company's units will be achieved by installing low NOx burners or other combustion control technology.

               Phase II requirements associated with Title I and Title IV of the Clean Air Act (targeted for the year 2000 and beyond) would require the Company to further reduce its sulfur dioxide and nitrogen oxide emissions at all of its fossil generating units. Regulatory uncertainty surrounding these requirements precludes an accurate assessment of compliance options and costs. Possible options for Phase II SO2 compliance beyond those considered for Phase I compliance include additional fuel switching, installation of flue gas desulfurization or clean coal technologies, repowering and the trading of emission allowances.


               In September, 1994, the states comprising the Northeast Ozone Transport Commission (New York State included) signed a Memorandum of Understanding (MOU) that calls for each member state to develop regulations for two additional phases of NOx reduction beyond RACT (referred to as Phase II and Phase III, NOx reductions). In Phase II, sources located in upstate New York will have to reduce NOx emissions in May, 1999 by 55 percent relative to 1990 levels or meet an emission limit of 0.2 lb./mmBtu. In Phase III, these sources will have to reduce NOx emissions in May 2003 by 75 percent relative to 1990 levels or meet an emission limit of 0.15 lb/mmBtu. With respect to the Phase III program, the MOU provides that the specified reductions may be modified if additional modeling and other scientific analysis shows that alternative NOx reductions, together with volatile organic compound emission reductions, will achieve attainment of the ozone ambient air quality standard across the region. Until details are available on how the Phase II and Phase III NOx reductions will be implemented, definitive compliance plans for the Company's fossil generating stations and compliance cost estimates cannot be developed. However, it is anticipated that major capital expenditures will not be required until Phase III (i.e. 2003), at which time post-combustion NOx control technology such as selective catalytic reduction may have to be installed to achieve compliance.

               The Company spent approximately $32 and $19 million in capital expenditures in 1994 and 1993, respectively, on Phase I Clean Air Act compliance and has included approximately $6 million for Phase I in its construction forecast for 1995 through 1999 to make combustion modifications at its fossil fired plants, including the installation of low NOx burners at the Dunkirk and Huntley plants.

               With respect to all of these costs, the Company believes, based on traditional and historical rate treatment, that it is probable that all additional expenditures and costs will be fully recoverable through rates.

               See  Item   7--Management's  Discussion   and  Analysis   of
          Financial Condition and Results of Operations - "Asset Management Studies-Fossil."

               WATER - The Company is required to comply with applicable Federal and State water quality requirements, including the Federal Clean Water Act, in connection with the discharge of condenser cooling water and other wastewaters from its steam-electric generating stations and other facilities. Wastewater discharge permits have been issued by DEC for each of its steam-electric generating stations. These permits are renewed every five years. Conditions of the permits require that studies be performed to determine the effects of station operation on the aquatic environment in the station vicinity and to evaluate various technologies for mitigating losses of aquatic life. Studies are ongoing and the Company believes that, based on traditional and historical rate treatment, any additional expenditures relating to or resulting from these studies will be fully recoverable through rates.

               LOW  LEVEL  RADIOACTIVE  WASTE  -    See  Item  8--Financial
          Statements and Supplementary Data, Note 3.

               SOLID/HAZARDOUS  WASTE    -   The  public  utility  industry
          typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with Federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has also been advised that various federal, state or local agencies believe certain additional properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

               The Company is currently aware of 89 sites with which it has been or may be associated, including 47 which are Company-owned. The Company-owned sites include 22 former coal gasification (MGP) sites, 12 industrial waste sites and 13 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate contamination of soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the Federal National Priorities List for Uncontrolled Hazardous Waste Sites (NPL) published by the Environmental












          Protection Agency (EPA). The 42 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the Company's operations. Pending the results of investigations, the Company may be required to contribute some proportionate share of remedial costs.

               Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions required for site restoration and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties, if necessary, will be initiated. Since technologies are still developing and the Company has not yet undertaken any full-scale remedial actions following regulatory requirements at any identified sites, nor have any detailed remedial designs been prepared or submitted to appropriate regulatory agencies, the ultimate cost of remedial actions may change substantially.

               The Company  estimates that  40 of the  47 owned  sites will require some degree of remediation and post-remedial monitoring. Estimates of the cost of remediation and post-remedial monitoring are based upon a number of factors. As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $210 million for these owned sites, representing the low end of the range of the estimated cost for investigation and remediation. The high end of the range is presently estimated at approximately $515 million.

               The majority of these cost estimates relate to the MGP sites. Of the 22 MGP sites, the Saratoga Springs and Harbor Point (Utica, NY) sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the New York State Department of Environmental Conservation
          (DEC), respectively. The remaining 20 MGP sites are the subject of a multi-site Order on Consent executed with the DEC providing for an investigation and remediation program over approximately ten years.

               Estimates of the Company's potential liability for sites not owned by the Company, but for which the Company has been identified as a potentially responsible party (PRP), have been derived by estimating the total cost of site clean-up and then applying the related Company contribution factor to that estimate. Estimates of the total clean-up costs are determined by using all available information from investigations conducted to date, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 FR No. 119). The contribution factor is then calculated using either a per capita share based upon the total number of PRPs named or otherwise identified, which assumes all PRPs will contribute equally, or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other PRPs since clean-up obligations are joint and several. The Company has denied any responsibility for certain of these PRP sites and is contesting liability accordingly.

               With respect to the 42 sites with which the Company has been or may be associated as a PRP, the Company has recorded a liability of $30 million, representing the estimate of its share of the total cost to investigate and remediate these sites.
          Total costs to investigate and remediate these sites are estimated to be approximately $500 million if the Company were required to assume 100% responsibility. Nine of the PRP sites are included on the NPL. The Company estimates its share of the liability for these nine sites is not material and has included the amount in the determination of the amounts accrued.

               The Company is also aware of approximately 26 formerly-owned MGP sites and 11 fire training sites used, but not owned by the Company, which it has been or may be associated and which may require future investigation and possible remediation. Presently, the Company has not determined its potential involvement with such sites and has made no provision for potential liabilities associated therewith.

               The Company believes, based on traditional and historical rate treatment, that costs incurred in the investigation and restoration process for both Company-owned sites and sites with which it is associated will be recoverable in the ratesetting process, see Item 8 - Financial Statements and Supplementary Data, Note 2. Rate agreements in effect since 1991 provide for recovery of anticipated investigation and remediation expenditures. The Company has proposed in its multi-year rate case net recovery of $13.5 million for 1995 for site investigation and remediation. The PSC Staff reserves the right to review the appropriateness of the costs incurred. While the PSC Staff has not challenged any remediation costs to date, the PSC Staff asserted in the current gas rate proceeding that the Company must, in future rate proceedings, justify why it is appropriate that remediation costs associated with non-utility property owned by the Company be recovered from ratepayers. Based upon management's assessment that remediation costs will be recovered from ratepayers, a regulatory asset has been recorded representing the future recovery of remediation obligations accrued to date.

               The Company is currently providing notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and  sites for which the  Company has been  identified as a
          PRP.   The Company  is unable to  predict whether  such insurance claims will be successful.

               The Company is a defendant in an ongoing Superfund lawsuit in Federal District Court, Northern District of New York brought by the Federal Government. This suit involves PCB oil contamination at the York Oil Site in Moira, New York. Waste oil was transported to the site during the 1960's and 1970's by contractors of Peirce Oil Company (owners/operators of the site) who picked up waste oil at locations throughout Central New York, allegedly including one or more Company facilities. In February 1994, the federal government sued several entities, including the Company, which did not accept the government's proposed final terms of settlement. The Company intends to vigorously oppose and defend against the government's characterization of its liability in this matter. See Item 3--Legal Proceedings.

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

               The Company also participates in the Nuclear Energy Institute (a trade association) and the Institute for Nuclear Power Operations (an industry-formed group which promulgates and monitors voluntary operating, maintenance and performance standards).

               UNIT 1 ECONOMIC STUDY. See Item 8--Financial Statements and Supplementary Data, Note 3.

               On March 15, 1995 the Independent Power Producers of New York (IPPNY), a trade association of unregulated generators, filed material with the PSC claiming that the Company should shut down Unit 1 and that to fail to do so would put the Company's shareholders at risk in terms of recovery of the Company's investment in the Unit. IPPNY has previously taken a similar position in the current rate case and the Company believes IPPNY's position is motivated by a self-interested desire to reduce generating capacity in New York State without having its members bear any of the burden of the current oversupply situation. Under the Financial Recovery Agreement entered into by the Company in 1989, the Company has been operating under a special incentive provision (see below) that also allows for recovery of sunk costs if the Unit had been "prudently" retired prior to early 1995. The Company believes that the most likely way to maximize recovery of the investment in the Unit is through continued operation. Since Unit 1 has a low generation cost compared to the price paid for the output of virtually all of IPPNY's members' generating plants and recently received improved ratings in the NRC's annual review of plant management and operations, it is likely that this action by IPPNY represents an attempt to reduce competition its own members face rather than being motivated by either the public interest or IPPNY's concerns for the Company's shareholders or ratepayers.

               UNIT 1 STATUS. On February 8, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage. The next refueling outage is scheduled to begin in February 1997. Using NRC guidelines which reflect capacity factors with net maximum dependable capacity during the most restrictive seasonal conditions, Unit 1's capacity factor was approximately 99%.

               UNIT  1 OPERATING INCENTIVE SHARING MECHANISM.   A 1991 rate
          agreement established a Unit 1 operating incentive sharing mechanism, which was in effect from October 1, 1990 to the end of the 1995 refueling and maintenance outage. The mechanism provides for comparison of actual performance of Unit 1 for this period to a capacity factor target of 61.26% and a sharing between customers and shareholders of costs related to variances from this target. As of March 23, 1995, the Company estimates that it has earned approximately $19 million of incentives over this period of which approximately $11 million has been collected through the operation of the FAC. The determination of final amounts earned and the method of recovery are subject to PSC approval.

               UNIT 2 STATUS. The next refueling outage is scheduled to begin in April of 1995. Using NRC guidelines which reflect capacity factors with net maximum dependable capacity during the most restrictive seasonal conditions, Unit 2's capacity factor was approximately 96%.

               UNIT 2 OPERATING AGREEMENT. The Company and cotenant companies executed an operating agreement (Agreement) in August 1989 which established the legal relationship between the Company (as operator and 41% owner of Unit 2) and the other cotenants. The Agreement outlines the responsibilities and participation of the cotenants in the overall management of Unit 2, while the Company remains responsible for day-to-day operations. The Agreement has continued to be amended to extend the term of the Agreement, with the latest amendment stating that the Agreement will lapse on December 31, 1994, but provided for automatic extensions unless terminated by at least one of the cotenants after appropriate notice. The Agreement remains in affect.

               SALP REPORT. The Company received the report on systematic assessment of licensee performance (SALP) from the NRC, covering activities at Nine Mile Point Station (Units 1 and 2) for the period August 15, 1993 through January 28, 1995. The NRC report grades nuclear performance as superior, good or acceptable in four categories critical to plant safety and performance. The report graded one category, Operations, as "superior" and three categories, Maintenance, Engineering and Plant Support, as "good".

               CONSTRUCTION PROGRAM. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Construction and Other Capital Requirements and Item 8. Financial Statements and Supplementary Data, Note 9 - Construction Program.

               ELECTRIC SUPPLY PLANNING. The PSC has ordered the investor-owned utilities of New York State to file integrated electric resource plans (IERP) by July 1, 1995. These plans are also required to be filed with the State Energy Planning Board by July 1, 1995.

               While the 1995 IERP will not be complete until filed with the PSC, studies to date indicate that the Company will not require generating capacity to fulfill its installed reserve requirements until the winter of 1999-2000. It is expected that the return to operation of Oswego Unit 5 (850 MW) from long-term cold standby status will be the most economical option for meeting the Company's capacity needs at that time. With Oswego












          Unit 5 in operation, the need for additional capacity would be extended to the winter of 2009-2010. For this and other reasons, the Company need not commit to the construction or acquisition of large new generation projects for many years.

               The Company intends to utilize its resource bidding process during the next several years for various purposes. A request for proposals (RFP) has been issued to determine whether capacity and energy are available from market sources to permit the Company to place up to 850 MW into long-term cold standby status. The unit targeted for such status (Oswego Unit 6) is jointly owned with Rochester Gas & Electric Corporation (RG&E).

               Currently, the Company's intentions are to use the resource bidding process to determine whether the return to operation of Oswego Unit 5 represents the most economical alternative. An RFP would be issued and bids evaluated prior to a decision to restart that unit in 1999. Should other units be placed into long-term cold standby status, they, too, would be restarted by the Company only if shown to be economical compared with other alternatives. The Company plans to develop a 6 MW wind energy project and pursue hydro relicensing and redevelopment efforts, to the extent that they are cost-effective.

               ELECTRIC DELIVERY  PLANNING.   As  of January  1, 1995,  the
          Company had approximately 130,000 miles of electric delivery facilities. Evaluation of these facilities relative to NYPP and Northeast Power Coordinating Council (NPCC) planning criteria and anticipated Company internal and external demands is an ongoing process intended to minimize the capital requirements for expansion of these facilities. The Company is evaluating new
          planning   tools  and  methods  to  determine  the  adequacy  and
          reliability of its electric delivery facilities. As the expansion of the unregulated generator market progresses, these new generators impose technical, economic and construction burdens on the Company. The Company is typically able to recover the cost of interconnections constructed for unregulated generator access to the Company's system, as well as costs incurred by the Company to enhance its existing system due to the unregulated generator tie-ins.

               EPAct provides the FERC with broad authority to mandate wholesale transmission access, which could potentially open the interstate transmission system to new wholesale power transactions. Under the Act, any electric utility or wholesale power producer may apply to FERC for an order requiring a utility to transmit such energy, including enlargement of transmission facilities. FERC is prohibited from ordering a utility to transmit power to an end user (retail wheeling). FERC also cannot order a utility to transmit power if to do so would impair the utility's ability to recover all costs of providing these services.

               The  Company has  reviewed  the  adequacy  of  its  electric delivery facilities in the context of the IERP and has determined, on a regional basis, which delivery facilities are capable of supporting new unregulated generator resources. The Company has also entered into wheeling agreements with several unregulated generation project developers for sales to other utilities. The annual value of this wheeling activity was approximately $68 million in 1994, which is projected to increase to $86 million in 1995 through 1997. Under current ratemaking practices, revenues from wheeling are generally for the benefit of ratepayers.

               The Company is committed to a policy of providing transmission service upon request, provided that the revenue derived from such services protects the economic well-being of the Company's customers.

               DEMAND-SIDE MANAGEMENT PROGRAMS. Traditionally, the Company served customer loads by building and operating the supply resources needed to meet growing demand. In recent years, the PSC has encouraged the Company and other state utilities to promote energy efficient programs as a lower cost alternative of meeting customer energy needs.

               The Company's DSM programs are an important part of the Company's IERP process (see "Electric Supply Planning"). Current plans for DSM are expected to contribute as much as 113 MW of capacity requirement by the year 2000 and reduce annual energy usage by 744 GWH.

               In 1994, the  Company invested approximately $36  million in
          DSM programs. Preliminary results estimate annual energy reductions of 235,000 MWH and a coincident peak reduction of approximately 70 MW. Company sponsored programs are targeted at residential electric water heating, space heating, and new construction. Commercial and industrial programs address lighting, motors, adjustable speed drives and other custom conservation measures.

               The DSM program is in a transition from a financial incentive approach to an information, customer education and facilitation approach. This non-rebate approach is viewed as a more cost effective means of promoting DSM.

               RESEARCH AND DEVELOPMENT. Research is focused to directly benefit the Company's customers and obtain a short-term return on R&D investments. The Company maintains a substantial research and development program aimed at supporting the Company and its customers in the delivery and use of energy products and the practical applications for new and existing technologies in the energy business. These efforts are aimed at (1) improving efficiency; (2) minimizing environmental impacts; (3) minimizing maintenance costs; (4) improving facility availability; and (5) developing renewable energy technologies.













               Research and development expenditures are charged to operating expenses through the Company's research and development revenue and expenditures matching plan authorized by the PSC. Research and development expenditures in 1994, 1993 and 1992 were approximately $37.3, $39.0 and $35.2 million, respectively. A reduction in expenses occurred in 1994 as a result of the effects of a planned downsizing in 1995. R&D expenditures for 1995 are budgeted at approximately half the 1994 level.

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

               The Company's work force at December 31, 1994 numbered approximately 9,200, of whom approximately 6,600 are union members as compared with approximately 11,300 and approximately 8,000 on December 31, 1993, respectively.

               LIABILITY INSURANCE. As of January 31, 1995, the Company's Directors & Officers liability insurance was renewed. This coverage includes nuclear operations and insures the Directors and officers against obligations incurred as a result of their indemnification by the Company. The coverage also insures the officers and Directors against liabilities for which they may not be indemnified by the Company, except for a dishonest act or breach of trust.
































          ITEM 2.  PROPERTIES.

               ELECTRIC SERVICE.  As of  January 1, 1995, the Company owned and operated four fossil fuel steam plants (as well as having a 25% interest in the Roseton Steam Station and its output), two nuclear fuel steam plants, various diesel generating units and 70 hydroelectric plants. The Company also leases small hydroelectric plants and purchases substantially all of the output of 75 others. The Company's Canadian subsidiary, Opinac Energy Corporation, owns Canadian Niagara Power Company, Limited (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the Province of Ontario and a windmill generator in the Province of Alberta. In addition, the Company has contracts to purchase electric energy from NYPA and other sources. See Item 1 -- Business. - "Unregulated Generators", "New York State Power Authority (NYPA)" and "Purchased Power" and Item 8 -- Financial Statements and Supplementary Data, Note 9 and also Electric and Gas Statistics.

               The following is a list of the Company's major generating stations at February 1, 1995:

                                                            Company's
                                                            Share of
                                                            Net
           Station, Location and Percent                    Capability
           Ownership                              Energy    in
                                                  Source    Megawatts

           Huntley, Niagara River (100%)           Coal            730
           Dunkirk, Lake Erie (100%)               Coal            570
           Albany, Hudson River (100%)             Oil/Natural
                                                   Gas             400
           Oswego, Lake Ontario (100%)
            (Unit 5)                               Oil            850 (a)
           Oswego, Lake Ontario (76%)
           (Unit 6)                                Oil             646

           Roseton, Hudson River (25%)             Oil/Natural
                                                   Gas             300

           Nine Mile Point, Lake Ontario (100%)    Nuclear         613
           (Unit 1)
           Nine Mile Point, Lake Ontario (41%)     Nuclear         435
           (Unit 2)
               (a) On April 14, 1994, Unit 5 was put into long-term cold
                   standby.















               On March 30, 1994, the Company and Central Hudson Gas and Electric Corporation, the operator of the Roseton plant, agreed to terminate and withdraw for approval a 1987 Amendment to the Roseton agreement, which was pending approval by the PSC. The March 30, 1994 agreement also includes an option for the Company to extend its interest in Roseton beyond 2004.

               As of December 31, 1994, the Company's electric transmission and distribution systems were comprised of 965 substations with a rated transformer capacity of approximately 28,600,000 kva., about 9,200 circuit miles of overhead transmission lines, about 1,200 cable miles of underground transmission lines, about 111,000 conductor miles of overhead distribution lines and about 8,500 cable miles of underground distribution cables, only a part of such transmission and distribution lines being located on property owned by the Company. The electric system of the Company and Canadian Niagara Power Company, Limited is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems in the United States.

               Seasonal variation in electric customer load has been consistent. Over the last five years, the Company's maximum hourly demand has occurred in the winter months; however, on occasion summer peaks have approached the level of the winter peaks. The maximum simultaneous hourly demand (excluding economy and emergency sales to other utilities) on the electric system of the Company for the twelve months ended December 31, 1994 occurred on January 19, 1994 and was 6,458,000 kw., of which 456,000 kw. was generated in hydroelectric plants, 3,227,000 kw. was generated in thermal electric plants and 3,350,000 kw. (of which 2,808,000 kw. was firm) was purchased. Economy and emergency sales to other utilities on such date were 575,000 kw.


               The results of litigation in other jurisdictions indicate that a potentially substantial problem may exist with respect to the Company's title and legal rights to gas and electric facilities on native American reservations across the Company's system. A longstanding Federal statute was interpreted to require Federal approval of all conveyances from native Americans. The issue is now being raised by certain native American tribes within the Company's service territory. The Company is unable to estimate any potential costs associated with this issue, although it believes any such cost would be recoverable in rates, based on traditional ratemaking principles.

               NEW YORK POWER POOL. The Company, six other New York utilities and NYPA comprise the New York Power Pool, through which they coordinate the planning and operation of their interconnected electric production and transmission facilities in order to improve reliability of service and efficiency for the benefit of customers of their respective electric systems.

               NUCLEAR PROPERTY INSURANCE. The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the Nuclear Insurance Pools (ANI/MRP). In addition, there is $2,250 million in excess of the $500 million primary nuclear insurance with the Nuclear Electric Insurance Limited (NEIL). The total nuclear property insurance is $2.75 billion.

               NEIL is a utility industry-owned mutual insurance company chartered in Bermuda. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. As summarized below, the insurance provides coverage for outages for 156 weeks after a 21-week waiting period.

                                                     Nine Mile Point

                                                Unit No. 1     Unit No. 2

           Weekly indemnity for 52 weeks
            after 21 week waiting period       $    624,604    $   538,748
           Weekly indemnity for next 52 weeks       499,683        430,640
           Weekly indemnity for next 52 weeks       499,683        430,640

           Total aggregate payment available     84,446,440     72,801,456

               NEIL   insurance  is   subject   to  retrospective   premium
          adjustment for which the Company could be assessed up to approximately $17.2 million per loss.

               NUCLEAR  LIABILITY  INSURANCE.    See  Part  II  -  Item  8.
          Financial Statements and Supplementary Data - Note 3.

               GAS SERVICE. The Company distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 1994, the Company's natural gas system was comprised of approximately 7,400 miles of pipelines and mains, only a part of which is located on property owned by the Company. The maximum 24-hour coincidental send-out of natural gas by the Company for the twelve-months ended December 31, 1994 was 995,801 dekatherms and occurred on January 26, 1994. A new maximum day gas send-out of 1,209,868 dekatherms was set on February 6, 1995.

               SUBSIDIARIES. One of the Company's subsidiaries, Opinac Energy Corporation, a Canadian-based company, owns Canadian Niagara Power Company, Limited (CNP). CNP generates electricity at its Niagara Falls, Ontario hydro plant for the wholesale market and for its distribution system in Fort Erie, Ontario.

               A former subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-CO), develops, owns and/or operates co-generation and small power plants both within and outside of the Company's service territory and generally in conjunction with other parties. On January 9, 1995, the Company sold HYDRA-CO. The Company realized proceeds of more than $200 million with an approximate gain on the sale of $10 million.

               MORTGAGE  LIENS.     Substantially  all   of  the  Company's
          operating properties are subject to a mortgage lien securing its mortgage debt.





















































          ITEM 3. LEGAL PROCEEDINGS.

               See  also Item 8  -- Financial Statements  and Supplementary
          Data,   Note  9  and   Item  1  --   Unregulated  Generators  and
          Environmental Matters:  Solid/Hazardous Waste.

               1. The EPA advised the Company by letter that it is one of 833 PRPs under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The Company has contributed to a study of this site and estimates that the cost to the Company for its share of investigation and remediation based on its contribution factor of 1.3% would approximate $1 million, which the Company believes is recoverable in the ratesetting process.

               2. On July 21, 1988, the Company became a defendant in an ongoing Superfund lawsuit in Federal District Court, Northern District of New York brought by the Federal Government. This suit involves PCB oil contamination at the York Oil Site in Moira, New York. Waste oil was transported to the site during the 1960's and 1970's by contractors of Peirce Oil Company (owners/operators of the site) who pick up waste oil at locations throughout Central New York, allegedly including one or more Company facilities.

                   The government issued a final settlement demand upon the Company in February 1994, including a settlement figure which was rejected by the Company. Litigation is now proceeding against the Company and several other PRP defendants who also elected not to accept the terms of the government's final settlement demand. The Company, in conjunction with the Buffalo Sewer Authority, filed a Fourth Party Complaint in March 1994 against several additional PRP's which had not been included in the government's action. The ongoing litigation remains in the discovery stage as of March 1995. The Company is unable to predict the ultimate outcome of this proceeding.

               3. On June 22, 1993, the Company and twenty other industrial entities and the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York Supreme Court, Erie County, by a group of residents living in the vicinity of the landfill seeking compensation and damages for economic loss and property damages claimed to have resulted from contamination emanating from the landfill. In addition, on January 18, 1995, the Company was served a Summons and Complaint as one of 17 defendants named in a toxic tort action filed in the Erie County Supreme Court (Frazer, et al.
                   v. Westinghouse Electric Corp., et al.). The suit alleges exposure on the part of the plaintiffs to toxic chemicals emanating from the Pfohl Brothers Landfill, resulting in the alleged causation of cancer in each of the plaintiffs. The plaintiffs seek compensatory and punitive damages in the amount of approximately $60 million. The Company was notified by the state Department of Environmental Conservation in 1986 of its status as a potentially responsible party (PRP) in connection with the contamination of this landfill, but has not taken an active role in the remediation process because of the existence of minimal evidence that hazardous substances generated by the Company were disposed there. It has been alleged, however, that another defendant (Downing Container Division of Waste Mgt. of N.Y.) transported waste materials to the landfill from the Company's Dewey Avenue Service Center during the 1960's. To date, no governmental action has been taken against the Company as a PRP. The Company has undertaken to establish defenses to the allegations in both lawsuits, and is investigating its alleged connection to the landfill to determine whether participation in an established and ongoing voluntary remedial program by identified PRPs is warranted. The Company is unable to predict the ultimate outcome of this proceeding.

               4. In March 1993, a complaint was filed in the Supreme Court of the State of New York, Albany County, against the Company and certain of its officers and employees. The plaintiff, Inter-Power of New York, Inc. (Inter-Power), alleges, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a power purchase agreement in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

                   In July 1994, the New York Supreme Court dismissed Inter-Power's complaint for lack of merit and denied Inter-Power's cross-motion to compel disclosure. Inter-Power is pursuing appeals of this decision. The Company believes it has meritorious defenses and will continue to defend the lawsuit vigorously.

               5. In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed suit against the Company and several of its officers and employees in the New York Supreme Court, Albany County, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The suit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New












                   York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the defendants filed a joint motion to dismiss Fourth Branch's complaint. This motion has yet to be decided. The Company understands that Fourth Branch has filed for bankruptcy.

                   In October 1994, Fourth Branch petitioned the PSC to direct the Company to sell the Mechanicville facility to Fourth Branch for fair value and to relinquish its FERC license, or in the alternative, to require the Company to turn over to Fourth Branch its rate base investment in the plant. The Company has opposed this petition.

               6. The Medina Power Company is an independent power project with a contract requiring it to be a qualifying facility
                   (QF) under federal law or face a contractual penalty. Having come on-line without a steam host, Medina did not meet this QF requirement, subjecting it to a 15% rate reduction. The Company advised Medina that it had exercised its contract right and reduced the rate accordingly. Medina filed suit against the Company on June 8, 1994 in Federal District Court, Western District of New York seeking $40 million in compensatory damages, a trebling of this amount to $120 million under the New York State antitrust laws, and $100 million in punitive damages. The Company believes Medina's case is without merit, but cannot predict the outcome of this action.

               7. On October 23, 1992, the Company also petitioned the PSC to order unregulated generators to post letters of credit or other firm security to protect ratepayers' interests in advance payments made in prior years to these generators. The PSC dismissed the original petition without prejudice, which the Company believes would permit the Company to reinitiate its request at a later date.

                   On February 4, 1994, the Company notified the owners of nine projects with contacts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost as required by agreements and the repayment of any advance payment which remains outstanding at the end of the contract. The projects at issue total 426 MW. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs and future operating costs for the












                   projects.   As  of February  28, 1995,  the Company  has
                   received the following responses to these notifications:

                   On March 4, 1994, Encogen Four Partners, L.P. filed a complaint in the United States District Court for the Southern District of New York alleging breach of contract and prima facie tort by the Company. Encogen seeks compensatory damages of approximately $1 million and unspecified punitive damages. In addition, Encogen seeks a declaratory judgment that the Company is not entitled to assurance of future performance from Encogen. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Encogen has amended its complaint, rescinded its prima facie tort claim, and filed a motion of judgment on the pleadings;

                   On March 4, 1994, Sterling Power Partners, L.P., Seneca Power Partners, L.P., Power City Partners, L.P. and AG-Energy, L.P. filed a complaint in the Supreme Court of the State of New York, County of New York seeking a declaratory judgment that: (a) the Company does not have any legal right to demand assurance of plaintiffs' future performance; (b) even if such a right existed, the Company lacks reasonable insecurity as to plaintiffs' future performance; (c) the specific forms of assurances sought by the Company are unreasonable; and (d) if the Company is entitled to any form of assurances, plaintiffs have provided adequate assurances. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On October 5, 1994, Sterling moved for summary judgment;

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

                   While  the Company will  continue to press  for adequate












                   assurance that the owners of these projects will honor their repayment obligations, the Company can neither provide any judgement regarding the likely outcome nor any estimate or range of possible loss or reduction of exposure in these cases. Accordingly, no provision for liability, if any, that may result from any of these suits has been made in the Company's financial statements.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Company has nothing to report for this item.


















































                           EXECUTIVE OFFICERS OF REGISTRANT

               All executive officers of the Company are elected on an annual basis at the May meeting of the Board of Directors or upon the filling of a vacancy. There are no family relationships between any of the executive officers. There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

       EXECUTIVE       AGE AT     CURRENT AND PRIOR        DATE COMMENCED
                       12/31/94       POSITIONS

       William E. Davis     52     Chairman of the Board        May 1993
                                    and Chief Executive Officer
                                   Vice Chairman of the Board   November 1992
                                    of Directors
                                   Senior Vice President -      April 1992
                                     Corporate Planning
                                    Vice President -            February 1990
                                      Corporate Planning
                                    Executive Deputy            Prior to
                                      Commissioner of the New   joining the
                                      York State Energy Office  Company

       *John M. Endries     52     President                    June 1988

       B. Ralph Sylvia      54     Executive Vice President -   November 1990
                                    Nuclear Operations
                                   Senior Vice President -      July 1990
                                    Nuclear Operations
                                   Senior Vice President -      Prior to
                                    Nuclear Operations,         joining the
                                    Detroit Edison              Company

       David J. Arrington   43     Senior Vice President -      December 1990
                                    Human Resources
                                   Vice President -             Prior to
                                    Human Resources -           joining the
                                    Worldwide Operations,       Company
                                    Sara Lee Bakery

       Darlene D. Kerr      43      Senior Vice President -     January 1994
                                     Electric Customer Service
                                    Vice President - Electric   July 1993
                                     Customer Service
                                    Vice President - Gas        February 1991
                                      Marketing and Rates
                                    Vice President - System     May 1988
                                     Electric Operations

       Gary J. Lavine       44      Senior Vice President -     October 1992
                                     Legal & Corporate Relations
                                     and General Counsel
                                    Senior Vice President -     May 1991
                                     Legal & Corporate Relations,
                                     General Counsel and Secretary
                                    Senior Vice President -     October 1990
                                     Legal & Corporate Relations
                                    Vice President - General    November 1987
                                      Counsel and Secretary

       Robert J. Patrylo    48      Resigned                    August 1994
                                    Senior Vice President -     December 1990
                                     Gas Customer Service
                                    President - RJP Associates  Prior to
                                    Philadelphia Gas Works:     joining the
                                     President and Chief        Company 1987 -
                                     Executive Officer          1989

       John W. Powers       56      Senior Vice President -     October 1990
                                     Finance & Corporate
                                     Services
                                    Senior Vice President       March 1990
                                    Senior Vice President -     November 1987
                                     Treasurer

       *Michael P. Ranalli  61      Senior Vice President -     October 1990
                                     Electric Supply & Delivery
                                    Senior Vice President       February 1987

       Theresa A. Flaim     45      Vice President - Corporate  April 1994
                                     Strategic Planning
                                    Vice President - Corporate  April 1993
                                     Planning
                                    Manager - Gas Rates &       June 1991
                                     Integrated Resource
                                     Planning
                                    Director, Demand-Side       November 1987
                                     Planning

       Harold J. Bogan      65      Retired                     September 1994
                                    Secretary                   October 1992
                                    Assistant Secretary         January 1968

       Kapua A. Rice        43      Secretary                   September 1994
                                    Assistant Secretary         October 1992
                                    Manager - Legal &           July 1991
                                     Corporate Relations
                                    Office Administrator - Law  November 1989

       Steven W. Tasker     37      Vice President -            December 1993
                                     Controller
                                    Controller                  May 1991
                                    Assistant Controller        October 1988

         * In October 1994, announced plans to retire during 1995. Effective April 3, 1995, Albert J. Budney, Jr. will be President and Chief Operating Officer. For further information see Part III - Item 10.

          PART II

          ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The  Company's common  stock  and certain  of its  preferred series are listed on the New York Stock Exchange. The common stock is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the American Stock Exchange. The ticker symbol is "NMK".

               Preferred  dividends  were  paid   on  March  31,  June  30,
          September 30 and December 31. Common stock dividends were paid on February 28, May 31, August 31 and November 30. The Company presently estimates that none of the 1994 common or preferred stock dividends will constitute a return of capital and therefore all of such dividends are subject to Federal tax as ordinary income.

               The table below shows quoted market prices and dividends per share for the Company's common stock:

                            DIVIDENDS           PRICE RANGE
                               PAID

              1994          Per Share        High          Low

           1st Quarter           $.25       $20 5/8     $17 3/4
           2nd Quarter            .28        19          14 5/8
           3rd Quarter            .28        17 1/2      12
           4th Quarter            .28        14 3/8      12 7/8

              1993

           1st Quarter           $.20       $22 3/8      $18 7/8
           2nd Quarter            .25        24 1/4       21 5/8
           3rd Quarter            .25        25 1/4       23 3/4
           4th Quarter            .25        23 7/8       19 1/4


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

               The indenture securing the Company's mortgage debt provides that retained earnings shall be reserved and held unavailable for the payment of dividends on Common Stock to the extent that expenditures for maintenance and repairs plus provisions for depreciation do not exceed 2.25% of depreciable property as defined therein. Such provisions have never resulted in a restriction of the Company's retained earnings.

               At year end, about 92,000 stockholders owned common shares of the Company and about 6,000 held preferred stock. The chart below summarizes common stockholder ownership by size of holding:

           SIZE OF HOLDING
               (Shares)         TOTAL STOCKHOLDERS      TOTAL SHARES HELD

               1 to 99                35,919                 1,045,670
              100 to 999              50,539                12,596,578
            1,000 or more              5,247               130,669,218

                                      91,705               144,311,466


          ITEM 6.  SELECTED FINANCIAL DATA

          As discussed in Management's Discussion and Analysis of Financial Condition and Results of
          Operations  and Notes  to  Consolidated Financial  Statements,  certain of  the  following selected financial  data may not be indicative of the Company's future financial condition or results of operations.

                                               1994        1993          1992         1991       1990

    Operations: (000's)
    Operating revenues . . . . . . . . .   $4,152,178   $3,933,431   $3,701,527   $3,382,518  $3,154,719

    Net income . . . . . . . . . . . . .      176,984      271,831      256,432      243,369      82,878
    Common stock data:

    Book value per share at year end . .       $17.06       $17.25       $16.33       $15.54      $14.37
    Market price at year end . . . . . .       14 1/4       20 1/4       19 1/8       17 7/8      13 1/8

    Ratio of market price to book value          83.5%       117.4%      117.1%       115.0%       91.4%
    at year end. . . . . . . . . . . . .

    Dividend yield at year end . . . . .          7.9%         4.9%        4.2%         3.6%        0.0%
    Earnings per average common share. .       $ 1.00      $  1.71       $ 1.61       $ 1.49      $  .30

    Rate of return on common equity  . .          5.8%        10.2%       10.1%        10.0%        2.1%
    Dividends paid per common share. . .       $ 1.09      $   .95       $  .76       $  .32      $  .00

    Dividend payout ratio. . . . . . . .        109.0%        55.6%       47.2%        21.5%        0.0%
    Capitalization:  (000's)

    Common equity. . . . . . . . . . . .   $2,462,398   $2,456,465   $2,240,441   $2,115,542  $1,955,118
    Non-redeemable preferred stock . . .      290,000      290,000      290,000      290,000     290,000
    Redeemable preferred stock . . . . .      256,000      123,200      170,400      212,600     241,550

    Long-term debt . . . . . . . . . . .    3,297,874     3,258,612   3,491,059    3,325,028   3,313,286
      Total. . . . . . . . . . . . . . .    6,306,272     6,128,277   6,191,900    5,943,170   5,799,954

    First mortgage bonds maturing within
    one year . . . . . . . . . . . . . .           -        190,000        -         100,000      40,000
      Total. . . . . . . . . . . . . . .   $6,306,272    $6,318,277  $6,191,900   $6,043,170  $5,839,954

    Capitalization ratios:  (including first mortgage bonds maturing within one year):
    Common stock equity. . . . . . . . .         39.0%        38.9%       36.2%        35.0%       33.5%

    Preferred stock. . . . . . . . . . .          8.7          6.5         7.4          8.3         9.1
    Long-term debt . . . . . . . . . . .         52.3         54.6        56.4         56.7        57.4

    Financial ratios:
    Ratio of earnings to fixed charges .          1.91         2.31        2.24         2.09        1.41
    Ratio of earnings to fixed charges
    without AFC. . . . . . . . . . . . .          1.89         2.26        2.17         2.03        1.35

    Ratio of AFC to balance available for         6.3%         6.7%        9.7%         9.3%       52.8%
    common stock . . . . . . . . . . . .

    Ratio of earnings to fixed charges
    and preferred stock dividends. . . .          1.63         2.00        1.90         1.77        1.17
    Other ratios-% of operating revenues:

       Fuel, purchased power and purchased gas.. 39.6%        36.1%       34.1%        32.1%       36.9%

       Other operation expenses. . . . .         18.2         20.9        19.7         20.0        19.9
       Maintenance, depreciation and
        amortization . . . . . . . . . .         12.3         13.0        13.5         14.4        14.4

       Total taxes . . . . . . . . . . .         14.7         16.2        17.3         16.4        14.4
       Operating income. . . . . . . . .         10.4         13.3        14.2         15.5        14.3
       Balance available for common
        stock. . . . . . . . . . . . . .          3.5          6.1         5.9          6.0         1.3

    Miscellaneous:  (000's)
    Gross additions to utility plant . .   $   490,124  $   519,612  $  502,244   $  522,474  $  431,579

    Total utility plant. . . . . . . . .    10,485,339   10,108,529   9,642,262    9,180,212   8,702,741
    Accumulated depreciation and
    amortization . . . . . . . . . . . .     3,449,696    3,231,237   2,975,977    2,741,004   2,484,124

    Total assets . . . . . . . . . . . .     9,649,439    9,471,327   8,590,535    8,241,476   7,765,406

   /TABLE

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          OVERVIEW OF 1994 RESULTS
          ------------------------

               Earnings declined to $143.3 million or $1.00 per share as compared to $240.0 million or $1.71 per share in 1993, reflecting management's decision to charge earnings for nearly all of the
          cost  of  the   Voluntary  Employee  Reduction  Program   (VERP),
          described below, rather than seek rate recovery, based on the impact on future rates of deferring and recovering these costs. The VERP had been initiated to bring the Company's staffing levels and work practices more into line with peer utilities and to enable the Company to become more competitive in its cost structure. Without the VERP charge of approximately $197 million ($.89 per share), earnings would have improved, reflecting
          continued  cost control  efforts and  improved gas sales.   Also,
          because of the Company's NERAM (described below), shortfalls in all classes of sales, equivalent to $.46 per share in 1994, were deferred for future recovery in rates. The Company's 1995 and multi-year rate proceedings do not seek to extend the NERAM in view of the pricing flexibility sought, although the separation of the 1995 phase of the case may present some opportunity to extend this mechanism. The Company's earned return on equity was 5.8%, but without the VERP charge would have been 10.7%, somewhat below the PSC authorized return on equity on electric utility operations of 11.4%. Earnings for 1995 depend substantially on the outcome of the 1995 rate case discussed below and the level of rate discounts necessary to minimize loss of industrial
          customers.   An  Administrative Law Judge's Recommended Decision,
          discussed below, if adopted by the PSC, could result in 1995 earnings being considerably lower than 1994 earnings exclusive of
          VERP costs.   Beyond 1995,  earnings will  depend on  the outcome
          of the multi-year rate case, also discussed below, and the extent to which competition may erode the Company's revenues
          without   relief  from  the  burden  of regulatory and
          legislatively mandated costs.

               The Company increased the common stock dividend 12% in 1994 to an annual rate of $1.12. Exclusive of the VERP charge, the common dividend payout ratio was relatively low, 57.7%, as compared to the rest of the electric and gas industry in 1994. However, several utilities reduced common dividend levels and resulting payout ratios in 1994, stating publicly that such actions were to better position these companies for a more competitive future. In making future dividend decisions, the Company must likewise evaluate the results of the 1995 and multi-year phases of its pending rate case and the degree of competitive pressure on its prices and, therefore, on its future earnings.

               The  outcome   of  these   rate  proceedings  will   have  a
          significant effect on the Company's liquidity and financing requirements and its ability to obtain financing on customary
          terms.   Short-term  debt exceeded $400  million at  December 31,
          1994.  A substantial  portion of this short-term debt  was repaid in January 1995 with the proceeds from  the  sale  of  HYDRA-CO
          (discussed  later).    The Company must  renew  a significant
          portion of its bank credit arrangements in 1995, and while it expects to be able to secure new arrangements, the cost may be
          significantly  higher.   The Company also faces  a possible  downgrade
          in the ratings of its senior securities to below investment grade. While management believes long-term debt financing can still be secured by issuing First Mortgage Bonds, the cost of such securities will likely be higher. The Company is precluded from issuing preferred stock in 1995 due to insufficient dividend coverage, as a result of the VERP writeoff.

               The Company is increasingly challenged to maintain its financial condition in the face of expanding competition and
          probable  erosion  of traditional  regulation.    While utilities
          across the nation must address these concerns to varying degrees, the Company believes that it is more vulnerable than others to
          competitive   threats.     The  factors   contributing  to   this
          vulnerability include a large industrial customer base, an oversupply of high cost mandated power purchases from unregulated generators, an excess supply of wholesale power at relatively low prices and a high tax burden. Recent changes in state leadership may change the energy policies of New York State. The Company will be pursuing actions to redress inequities and reform regulatory policies that have contributed to the Company's increasing prices.

               The following sections present an assessment of competitive conditions and steps being taken to improve the Company's strategic and financial position.

          CHANGING COMPETITIVE ENVIRONMENT
          --------------------------------

               The potential intensity and accelerating pace of competition may be the most significant factor driving fundamental changes in the way utilities, including the Company, are being managed. The Company believes that the price of electricity may be the most important element of future success in the industry and has intensified its efforts to reduce various costs that significantly influence the price of electricity. The ability to control or reduce costs may be significantly limited in a number of ways, particularly in the areas of state mandated unregulated generator contracts and excessive taxes such as the gross receipts tax and property taxes. These costs are among the most prominent causes of the Company's recent increases in prices, but may be the most controversial problems to solve as judicial, regulatory and/or legislative action will almost certainly be needed to achieve desired results. The dismissal of the Inter-Power lawsuit and certain developments in the Sithe/Alcan proceeding described below demonstrate some progress, but much more needs to be accomplished. The failure to secure favorable judicial, regulatory and/or legislative actions in the near future could have, depending on the pace of competition, severe financial consequences to the Company and would require dramatic steps to protect stockholder interests.

               The Company has made significant progress in managing the costs under its direct control. As described below, the Company, as part of its downsizing efforts, completed the VERP program, in which approximately 1,400 active employees elected to participate. Since December 1992, the employee level will have been reduced by over 3,100, or 27%. Capital spending has also been reduced sharply in recent years, with electric construction spending in future years expected to be limited to the level of depreciation expense, thereby resulting in little growth in traditional rate base. The Company remains focused on materially reducing its total costs.

               The increasing movement towards a competitive environment has required regulators on both the state and federal levels to begin to address the many substantial issues confronting electric utilities. During 1994, the Federal Energy Regulatory Commission
          (FERC) and the New York State Public Service Commission (PSC) each provided or proposed guidelines to address different aspects of competition. The FERC issued guidelines for pricing electric transmission service and proposed guidelines for the recovery of stranded costs, which are unrecoverable due to a change in the regulatory environment. Meanwhile, the PSC, in Phase I of its generic competitive proceeding, adopted guidelines to govern flexible rates which could be offered by utilities to retain qualified customers. Phase II of this proceeding will examine issues relating to the establishment of a wholesale and retail competitive markets (see "Defining Competitive Challenges" below).

          DEFINING COMPETITIVE CHALLENGES
          -------------------------------

               COMPANY COMPETITIVENESS STUDY. Under the terms of its 1994 Rate Agreement with the PSC, the Company filed a "competitiveness" study on April 7, 1994, entitled "The Impacts of Emerging Competition in the Electric Utility Industry." The assessment of competition contained in the report describes the initial results of the Company's CIRCA 2000 (Comprehensive Industry Restructuring and Competitive Assessment for the 2000s) studies. Although there is considerable debate about what changes should occur in the electric industry and even more uncertainty about what will actually happen, the study explores the Company's best estimate of how impacts would vary depending on the extent of changes in the industry and the pace at which those changes are allowed to unfold.

                The Company generates electricity from diverse sources to reduce sensitivity to changes in the economics of any single fuel source. However, the average cost of these diverse fuel sources may be greater than any single fuel source. While the Company's average generation costs are competitive with costs of new suppliers of electricity, the current excess supply of capacity in the Northeast and Canada has significantly depressed wholesale prices, which may be indicative of retail prices in the near term if retail customers are allowed direct access to the wholesale generation market. Under these circumstances, by-pass (i.e., sale directly to existing customers by others) of the Company's generation system is a growing threat, although no regulatory structure for by-pass currently exists in New York State. A growing number of municipalities within the Company's service territory are investigating the possibility of achieving by-pass through formation of their own utility operations. As wholesale entities these new utilities would have open access to transmission and thus would be able to acquire alternative sources of supply. While the municipalities exploring this possibility are mostly in the earliest stages of inquiry and currently represent an extremely small percentage of Company sales, municipalization has the potential to adversely affect the Company's customer base and profitability.

               From a broader industry perspective, the Company's assessment concludes that selective discounting to avoid uneconomic by-pass is likely to be effective in the current regulatory and competitive regime. Full retail competition, if not managed appropriately and consistently, could create significantly higher prices for core customers, jeopardize the financial viability of the Company and devastate the social programs delivered by the Company. While aggressive cost management must be part of any response to competition, it alone cannot address the financial consequences that may arise from any sudden and dramatic policy change. As mentioned above, a significant portion of the Company's costs are outside its direct control. The Company believes that regulators, legislators, and utilities must collaborate to deal with overpaid unregulated generation and other issues to create a fair and equitable transition to increased competition that addresses the obligation to serve, including addressing regulatory obligations for social programs, (i.e., low-income programs), and provide for proper recovery of shareholder's investment.

               Certain adversaries of the Company in New York State and certain governmental officials have stated that the best way for the Company to address competitive issues would be to take substantial, but unspecified in amount, writedowns of its assets, particularly its nuclear and fossil generating plants. The Company's position is that any proper solution to the problems posed by increasing competition and deregulation must be substantially more evenhanded, and will necessarily be more complicated, than any such proposal. The Company will vigorously contest inequitable solutions to competitive conditions.

               FERC  NOPR ON STRANDED INVESTMENT.  The FERC issued a Notice of Proposed Rulemaking (NOPR) on June 29, 1994 proposing rules governing the ability of utilities to recover wholesale and
          retail  stranded  investments  (or  costs).    The  NOPR  defines
          wholesale  stranded   costs  as  "any  legitimate,   prudent  and
          verifiable costs incurred by  a public utility or  a transmitting
          utility  to   provide  service  to  a   wholesale  customer  that
          subsequently becomes, in whole or in part, an unbundled transmission service customer of that public utility or transmitting utility." The same definition applies to "retail stranded investment" for "retail franchise customers."

               For existing contracts, the NOPR proposes that a three-year period be set during which the contracts can be negotiated to permit recovery of stranded costs. FERC would bar recovery where contracts already have exit fees or address stranded costs in some other way. If the parties fail to reach agreement, the utility may unilaterally file a stranded cost provision.

               The FERC believes it to be generally inappropriate to permit recovery of stranded costs via transmission rates and instead prefers renegotiation of bulk (generally wholesale) power contracts. Further, FERC has indicated a strong preference for the costs of the transition to competition at the retail level to be addressed by the states. The NOPR seeks comments as to whether the FERC should allow recovery of retail stranded costs in transmission rates under certain circumstances. The Company has responded, with other New York State utilities, that it is generally supportive of the FERC's findings, but believes that the FERC must play a more active role in addressing retail stranded cost recovery, particularly in the context of increased municipalization activity discussed above.

               PSC  COMPETITIVE OPPORTUNITIES  PROCEEDING -  ELECTRIC.   In
          June 1994, the PSC instituted Phase II of its competitiveness opportunities proceeding, the overall objective of which is "to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry designed to increase efficiency in the provision of electricity while maintaining safety, environmental affordability, and service
          quality goals."   In an order issued  December 22, 1994,  the PSC
          released  for  comment  a  series  of  principles  to  guide  the
          transition  to   competition.    The  principles   emphasize  the
          importance of the economic and environmental well-being of New York State, which "cannot be compromised to accommodate other
          principles."     Other   proposed   principles   recognize   that
          competition, at least at the wholesale level, will further the economic and environmental well-being of New York State, that "bill shock" for any class of customers should be minimized, that the integrity, safety and reliability of the bulk (transmission and distribution) electric system should not be jeopardized, that the current industry structure of a vertically integrated utility
          (ownership   of   generation,   transmission   and   distribution
          activities) is incompatible  with effective  wholesale or  retail
          competition  and   that  utilities   should  have   a  reasonable
          opportunity to recover "prudent and verifiable expenditures and commitments made pursuant to their legal obligations, as long as
          the  utilities   are  cooperating   in  furthering  all   of  the
          principles."   According  to  the order,  similar cooperation  by
          independent power producers (IPP) should result in "respect for
          the reasonable expectations of  IPP investors."    The PSC  has
          said  it  believes the  transition to competition should  balance
          order,   deliberation  and  speed.  Although the focus  of the
          original order was on the wholesale market, the PSC concluded that the proceeding should examine issues related to retail competition as well. The PSC notes, in its order, that it can only implement these principles within the context of its own authority and that coordination across government is necessary
          to  avoid  major   dislocation  among  suppliers of electricity.
          The Company cannot predict the timing or the results of the proceeding.

               FERC   ORDER   636   AND   PSC   COMPETITIVE   OPPORTUNITIES
          PROCEEDING - GAS. Portions of the natural gas industry have undergone significant structural changes. A major milestone in this process occurred in November 1993 with the implementation of FERC Order 636. FERC Order 636 requires interstate pipelines to unbundle pipeline sales services from pipeline transportation service. These changes enable the Company to arrange for its gas supply directly with producers, gas marketers or pipelines, at its discretion, as well as to arrange for transportation and gas storage services. The flexibility provided to the Company by these changes should enable it to protect its existing market and still expand its core and non-core market offerings. With these expanded opportunities come increased competition from gas marketers and other utilities.

               Similar rate initiatives on competitively priced natural gas were addressed in a generic investigation completed by the PSC in December 1994. The PSC order in the proceeding significantly expands customer access to competitive gas suppliers using a framework designed to "assure that (1) local distribution companies (LDCs) and new entrants can compete; (2) customers benefit from increased choices and improved performance resulting from a more competitive industry; and (3) core customers continue to receive quality services at affordable rates." The Company intends to respond by proposing a comprehensive restructuring of rates and services designed to take advantage of the opportunities presented by this new "open" environment.

               STATE ENERGY  PLANNING BOARD INITIATIVES.   In October 1994,
          the State Energy Planning Board issued an updated New York State Energy Plan, which called for significant reductions in state energy taxes, called upon the New York Power Authority (NYPA) and the state's investor-owned utilities to study the feasibility of creating a joint entity to operate and maintain the nuclear generating stations in the state and endorsed greater competition in  utility purchases of electricity.  The report also called for the development of a fully competitive wholesale generation market in the state within five years and observed that if utility generation is separated from transmission, the PSC "should consider carefully the valuation and allocation of
          utility assets  in the  regulated and  competitive sectors."   It
          recommended that retail competition should occur when fair treatment of all customer classes, competitors, energy efficiency and renewables and capital committed in prudent response to past government mandates is reasonably assured. The Company is unable to predict whether or how this plan will influence regulatory policy.

               NYPA RESTRUCTURING STUDY. Also during 1994, the NYPA issued a report to its trustees concerning a proposed restructuring effort for the 21st century. This report stated that a major step toward a competitive electric industry would be to separate transmission from generation. It also stated that another significant advance toward cutting the price of electricity would be the creation of a single operating company for all six of New York State's nuclear power plants. In addition, the report recommends creation of a "New York State Electrical Thruway" that would combine all of the State's transmission lines into one independent entity.

               The effect on the Company's financial position or results of operations based on any or all of the above events cannot be determined at this time.

               In  summary,  the  electric  and  gas  utility  industry  is
          undergoing large  changes  and faces  an  uncertain future.    To
          succeed, utilities must be prepared to respond quickly to change. The Company must be successful in, among other things, helping to bring about favorable regulatory reform to deal with such change, managing the economic operation of its nuclear units and addressing growing electric competition, expanded gas supply competition, and various cost impacts, especially excess high-cost unregulated generator power contracts and taxes. While the Company will seek full recovery of its investment through the rate setting process with respect to the issues described herein, a review of political and regulatory actions during the past 15 years with respect to industry issues and the experiences of virtually every other industry that has gone through deregulation, indicate that utility shareholders may ultimately bear a significant portion of the burden of solving these problems.

          COMPANY EFFORTS TO ADDRESS COMPETITIVE CHALLENGES
          -------------------------------------------------

               In response to these issues being faced by the Company, the Company has considered, and is continuing to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate changes in its utility business. These strategies may include business combinations with other companies, acquisitions of related or unrelated businesses, and additions to or disposition of portions of its franchised service territories. Additionally, a number of electric utilities have recently announced consideration of plans to organize their operations so that generation and power supply activities are conducted by an entity within the corporate group separate from the entity which provides transmission and distribution services to the utility's customers. The Company is also studying such a division of its operations, in part because of suggestions by New York governmental officials that power supply should be separated from transmission and distribution functions and in part as a means of dealing with issues related to unregulated generator contracts.

               VOLUNTARY EMPLOYEE REDUCTION PROGRAM (VERP). In July 1994, the Company announced a voluntary early retirement program and a voluntary separation program (together the VERP) to achieve substantial reductions in its staffing levels in an effort to bring the Company's staffing levels and work practices more into line with other peer group utilities and become more competitive in its cost structure. Later, union employees approved amendments to the current labor agreement which offered union employees the VERP, in exchange for a negotiated package of work rule changes.

               Approximately 1,400 active employees elected  to participate in  the VERP and most  terminated their employment  as of October
          31, 1994.  The number of employees electing the VERP did not meet
          management's  expectations,  and  some   layoffs  have  and  will
          continue to occur in an effort to reach a level of approximately 8,750 regular employees during 1995. At December 31, 1994, the Company had approximately 9,200 employees. The accrued cost of the VERP is estimated at approximately $212 million. The Company decided to reduce 1994 earnings by the cost of the VERP that is allocable to electric customers, net of allocation to cotenant and other ventures, or approximately $197 million ($.89 per share). The Company deferred, for proposed recovery over a five year period beginning in 1995, the $11 million of VERP costs allocable to
          gas  customers.   In  reaching  these decisions, the Company
          considered, among other things, the impact on future rates of deferring and recovering these costs.

               Most of the VERP cash cost will be provided by pension fund assets over time, thereby limiting the immediate cash impact
          to the Company.   The 1995 cash impact will  be approximately $20
          million, primarily in the first quarter.

               In a filing with the PSC on December 23, 1994, the Company updated its rate request for 1995 to reflect the labor and labor-related savings in operating costs as a result of the VERP. The savings are expected to amount to nearly $100 million annually, of which $60 million in 1995 is the labor and related savings allocable to electric and gas expense (the remaining savings, generally allocable to construction, should enable the Company to achieve its construction spending plans for 1995, which have been reduced from prior forecasts).

               UNREGULATED  GENERATOR  INITIATIVES   are  discussed  in   a
          separate section below.

               TAX INITIATIVES. The Company has launched a media initiative to inform customers of how much (approximately 16%) of their utility bill directly pays various forms of taxes. The Company is also working with utility and state representatives to explain the negative impact that all taxes, including the gross receipts tax, are having on rates and the state of the economy. At the same time, the Company is contesting with many taxing authorities the high real estate taxes it is assessed, particularly compared to the taxes assessed unregulated generators.

               CUSTOMER DISCOUNTS. The Company is experiencing a loss of industrial load across its system for a variety of reasons. In some cases, customers have found alternative suppliers or are generating their own power. In other cases a weakened economy has forced customers to relocate or shut down.

               As a first step in addressing the threat of further loss of industrial load, the PSC approved a rate (referred to as SC-10) under which the Company was allowed to negotiate individual contracts with some of its largest industrial and commercial customers to provide them with electricity at lower prices. Under this rate, customers had to demonstrate that they could generate power more economically than the Company's service. While the SC-10 tariff has now been superseded by the SC-11 tariff described below, seventeen contracts are still in effect and expire by early 1997. The total SC-10 discounts amounted to $12.4 million in 1994.

               In June 1994, the PSC announced the adoption of guidelines to govern flexible electric rates offered by utilities to retain qualified industrial customers in the face of growing competition from unregulated generators, and requiring the Company (and other New York utilities with flexible tariffs) to file amendments to SC-10. On August 10, 1994, the Company filed for a new service tariff, SC-11, for "Individually Negotiated Contract Rates." All new contract rates will be administered under the new SC-11 service classification based on demonstrated industrial and commercial  competitive  pricing  situations including,  but  not limited to, on-site generation, fuel switching, facility relocation and partial plant production shifting. Contracts will be for a term not to exceed seven years without PSC approval.

               The Company  expects  a  significant  number  of  industrial
          customers to  negotiate contracts.   Many of these  contracts may
          result in increased  load which may be revenue enhancing.   As of
          December 31, 1994, approximately 20 customers, representing approximately 80 MW of load, had made requests to the Company for an SC-11 contract. The Company also offers economic development rates, which can result in discounts for existing, as well as
          new,  load.   In  total,  the  Company  granted  $39  million  in
          discounts against 1994 revenues, of which it absorbed 20% pursuant to the 1994 Settlement. Under its 1995 and multi-year rate proposal, the Company anticipates offering approximately $30 million of discounts in excess of the approximately $42 million expected to be reflected in rates in 1995, although no assurance
          can be given  as to the actual amount of discounts.   The amount of
          discounts given will also depend on the level of rates authorized in the 1995 rate proceeding, and the allocation between customer classes. The level of discounts beyond 1995 and the attendant financial consequences will depend on a variety of factors.

               The increase in the Company's rates over the past four years, due in large part to required purchases from unregulated generators, has made cogeneration and self-generation by many industrial and large commercial customers more economically feasible. The Company believes its SC-11 tariff pricing flexibility will help prevent erosion of its customer base. Price pressure, however, may limit the recovery of such costs from the remainder of its customer base.

               SITHE/ALCAN.   In  April 1994,  the PSC  ruled that,  in the
          event Sithe Independence Power Partners Inc. (Sithe) ultimately obtained authority to sell electric power at retail, those retail sales would be subject to a lower level of regulation than the
          PSC presently  imposes  on  the  Company.    Sithe,  which  sells
          electricity to Consolidated Edison Company of New York, Inc.
          and  the Company  on a  wholesale  basis from  its 1,040
          megawatt natural  gas cogeneration plant, also  provides steam to
          Alcan  Rolled  Products (Alcan).   As  authorized  by the  PSC in
          September 1994, Sithe also sells a portion of its electricity output on a retail basis to Alcan, previously a customer of the
          Company,  and  is  authorized   to  sell  to  Liberty  Paperboard
          (Liberty), a potential new industrial customer. The PSC ordered that Sithe pay the Company a fee over a period of ten years, based upon the prices at which Sithe would sell to Alcan, structured to produce a net present value of approximately $19.6 million. For 1995, the fee would be approximately $3.05 million. The Company had argued for compensation, which assures discounted rates to Alcan, with a net present value of $39 million. The PSC did not authorize a fee in connection with Sithe's sale to Liberty.

               On  October 12, 1994, the  Company filed an  appeal in State
          Supreme Court, Albany County, which states that the April 1994 PSC Order is a violation of legal procedure and precedent and should be reversed. The Company cannot predict the outcome of this proceeding, but will continue to press its position vigorously. Notwithstanding the Company's strong opposition to Sithe's ability to sell to a retail customer, and the level of compensation involved, the decision to require compensation to utilities for costs that would otherwise be stranded has established a precedent in by-pass situations for some level of recovery of the Company's investment.

               ASSET MANAGEMENT STUDIES -  FOSSIL.  The Company continually
          examines  its   competitive   situation  and   future   strategic
          direction.  Among other  things, it has, and continues  to, study
          the  economics  of  continued  operation  of  its   fossil-fueled
          generating plants, given current forecasts of excess capacity. Growth in unregulated generator supply sources, compliance requirements of the Clean Air Act and low wholesale market prices are key considerations in evaluating the  Company's internal
          generation needs.   While the Company's coal-burning plants  continue
          to be  cost advantageous, certain  older  units  and  certain
          gas/oil-burning  units  are continually  assessed   to  evaluate
          their  economic  value  and estimated  remaining  useful  lives.
          Due  to  projected  excess capacity, the Company  plans to  retire or put certain units in long-term cold standby. A total of 340 MW's of aging coal fired capacity is to be retired by the end of 1999 and 850 MW's of oil fired capacity was placed in long-term cold standby in 1994. The Company is also continuing to evaluate under what circumstances the standby plant would be returned to service, but  barring unforeseen circumstances  it is  not likely  that a
          return would occur  before the  end  of 1999.    This action  will
          permit the reduction of operating costs and capital expenditures for retired and standby plants. The remaining investment in these plants of approximately $250 million at December 31, 1994 (of which approximately $180 million relates to the facility in cold
          standby)   is  currently   being  recovered   in   rates  through
          depreciation.   See Note  1  of Notes  to Consolidated  Financial
          Statements - "Exposure Draft on Impairment of Assets".

               ASSET MANAGEMENT STUDIES - NINE MILE POINT NUCLEAR STATION UNIT NO. 1 (UNIT 1). Under the terms of a previous regulatory agreement, the Company agreed to prepare and update studies of the advantages and disadvantages of continued operation of Unit 1 prior to the start of the then next two refueling outages. The first report, which recommended continued operation of Unit 1 over the then next fuel cycle, was filed with the PSC in March 1990 and a second study in November 1992 indicated that the Unit could continue to provide benefits for the term of its license if operating costs could be reduced and generating output improved above its then historical average.

               Operating experience at Unit 1 has improved substantially since the 1992 study. Unit 1's capacity factor has been about 94% since its last refueling outage.

               The third study was filed with the PSC on November 1, 1994. This study agreed with the November 1992 study, confirming continued operation over the remaining term of its license. No further economic studies are currently required for this Unit, although the Company continues as a matter of course to examine the economic and strategic issues related to operation of all its generating units.

               In connection with these asset management studies, the Company also updated its estimated costs to decommission Unit 1. The estimate includes amounts for both radioactive and non-radioactive dismantlement costs, as well as spent fuel storage cost estimates until the fuel can be transferred to a permanent
          federal repository.   The  current estimate of  radioactive ($344
          million) and non-radioactive ($51 million) dismantlement in 1994 dollars is approximately $395 million. Fuel storage and plant
          maintenance estimates  will   increase   the   total   estimated
          costs   to approximately  $527 million  (in 1994  dollars), and this amount escalates to $1.4 billion by the time decommissioning is completed. While these estimates have increased from previous estimates, the delayed dismantlement approach is believed to
          be  the  most economic.   The new estimates  along with increased
          estimates for the decommissioning of Nine Mile Point Nuclear
          Station Unit No. 2 (Unit  2), will  be  required to  be  reflected
          in  rates  in the future.   See  also Notes 1  and 3  of Notes  to
          the Consolidated Financial Statements.

          REGULATORY AGREEMENTS/PROPOSALS
          -------------------------------

               1995 FIVE-YEAR  RATE PLAN.   In  February 1994, the  Company
          made an electric and gas rate filing, for rates to be effective January 4, 1995, seeking a $133.7 million (4.3%) increase in electric revenues and a $24.8 million (4.1%) increase in gas revenues. The electric filing included a proposal to institute a methodology to establish rates beginning in 1996 and running through 1999. The proposal would provide for rate indexing to an applicable quarterly forecast of the consumer price index as adjusted for a productivity factor. The methodology sets a price cap, but the Company could elect not to raise its rates up to the cap. Such a decision would be based on the Company's assessment of the market. NERAM (see "Prior Regulatory Agreements" below) and certain other expense deferrals would be eliminated, while the fuel adjustment clause would be modified to cap the Company's exposure to fuel and purchased power cost variances from forecast at $20 million annually. However, certain items which are not within the Company's control would be included in billing adjustment factors outside of the indexing; such items would include legislative, accounting, regulatory and tax law changes as well as environmental and nuclear decommissioning costs. These items and the existing balances of certain other deferral items, such as MERIT (see "Prior Regulatory Agreements" below), NERAM and demand-side management (DSM), would be recovered or returned using a temporary rate surcharge. The proposal would also establish a minimum return on equity which, if not achieved, would permit the Company to refile and reset base rates subject to indexing or to seek some other form of rate relief. Conversely, in the event earnings exceeded an established maximum allowed return on equity, such excess earnings would be used to accelerate recovery of regulatory or other assets. The proposal would provide the Company with greater flexibility to adjust prices within customer classes to meet competitive pressures from alternative electric suppliers, but would also substantially increase the risk that the Company will not earn its allowed rate of return and that earnings would be much more volatile than in the past. The Company believes that its proposed rate plan meets the criteria for continued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Gas rate adjustments beyond 1995 would follow traditional regulatory methodology.

               In 1994, the Company agreed to extend the date by which the PSC must rule on the Company's rate request by twelve weeks, to March 29, 1995. The Company will absorb one-half of the costs (the lost margin) arising because of the extension from January 4, 1995. The remainder of the costs will be recovered through a noncash credit to income, and is dependent upon the amount of rate relief ultimately granted by the PSC for 1995. Based on its recent updated filing described below, the Company would absorb approximately $41 million.

               On  August 31,  1994,  the PSC  Staff,  in response  to  the
          Company's  proposal,  proposed an  overall  decrease  in electric revenues from 1994 levels of approximately $146 million, excluding anticipated sales growth. This contrasts with the
          Company's original proposed total revenue increase, excluding sales growth, of $146 million for 1995. Because the Company's proposed total revenue increase reflects an effective date of March 29, 1995, while the PSC Staff's proposal is an annualized amount, the difference between the two positions is approximately $366 million. The more significant adjustments proposed by the PSC Staff include disallowance of approximately $90 million in purchased power payments made principally to unregulated generators; additional adjustments to the 1995 unregulated generator forecast for prices, capacity levels and in-service dates of certain projects; reductions in operating and maintenance expenses stemming largely from the PSC Staff's contention that the Company's forecast was unsupported; and assumed increases in revenues from sales to other utilities and transmission revenues. The PSC Staff also proposes to disallow certain unregulated generator buyout costs equal to approximately $12 million in 1995 and to set the electric return on equity at 10.5%, as compared to the Company's request of 11%. The PSC Staff recommends that gas revenues be reduced by $5 million in 1995, while also recommending a return on equity of 10.5% (as opposed to the Company's request of 11.59%). The reduction from the Company's gas proposal relates principally to lower departmental expenses and higher expected sales in 1995.

               In response to the Company's electric indexing proposal for 1996 through 1999, the PSC Staff proposed the use of a different
          index  based   on  the  annual  change  in   a  national  average
          electricity price, elimination of all of the Company-proposed adjustment factors outside of indexing, including those for fuel
          and   purchased   power  costs,   environmental   costs,  nuclear
          decommissioning  and  accounting   and  tax   law  changes,   and
          elimination of the minimum and maximum return on equity limit. The PSC Staff went well beyond the Company's proposal by recommending a "regulatory regime that accepts market based
          prices for  utility  generation."   The  PSC Staff's  plan  would
          limit, in increasing amounts, the amount of embedded   generation
          costs   (including  certain   plant   and unregulated generator
          costs) that could be charged to customers. The reference price each year would be based initially upon the Company's marginal cost of generation (which is significantly below its embedded cost) until a reliable market price becomes available. After a 10 year phase-down, the Company would only be able to charge a
          market-related  price  for  generation.   The Company  would be
          forced to absorb the difference between its embedded costs and what it could charge customers, regardless of whether its past practices were prudent or even mandated by government action. Rates with respect to the Company's costs of transmission, distribution and customer service would continue to be based on cost of service for 1995, but would be indexed in 1996-1999 by the national average electricity index.

               While the  PSC Staff's case contains  no financial modelling of the potential consequences of its proposal on the Company, such consequences, if the plan is adopted as proposed could be substantial. While the PSC Staff identified a number of general cost reduction measures intended to mitigate the financial consequences of its proposal, the Company believes the value of the measures is greatly overstated. The PSC Staff's plan is based on a price ceiling rather than a cost of service theory of ratemaking--a departure from the Company's case and all prior New York State ratemaking principles. It in effect also proposes a substantial but unquantified disallowance with respect to the Company's generating plants and a similar but undifferentiated disallowance with respect to the difference between estimated market costs of power and the amount the Company is required, by law and PSC mandate, to pay for unregulated generator power.

               If  those  elements  of the  PSC  Staff's  case  were to  be implemented as proposed, the Company would also be required to discontinue the application of SFAS No. 71 and incur substantial additional writeoffs. Such writeoffs, which would include a substantial portion of the $1.4 billion of regulatory assets on the Company's balance sheet as well as the disallowed plant costs and purchased power costs described above, would arise because of the departure from cost-based ratemaking and because they would no longer meet the accounting criteria regarding probability of recovery. The Company believes the financial consequences to be of an order of magnitude that would adversely affect the Company's financial position and results of operations, its ability to access the capital markets on reasonable and customary terms, its dividend paying capacity, its ability to continue to make payments to unregulated generators and its ability to maintain current levels of service to its customers.

               Senior members of the PSC Staff and other senior public officials in Albany have stated that the PSC trial staff's proposal was developed independent of consultation with Commissioners, that the trial staff functions independently of those individuals and that the process in this proceeding is far from complete. In the meantime, the Company is continuing to aggressively advocate its own position.

               With the December 1994 filing in which the Company proposed to absorb certain VERP costs and reflect labor and related savings, the Company updated its rate request and resultant total bill impact for 1995. The Company is now requesting an increase in 1995 electric revenues of approximately $89 million (2.8%), which reflects the delay in implementing new rates, and an increase in 1995 gas revenues of $20.6 million (3.4%). This compares with the electric bill impact of approximately 4.3% and gas revenue increase of 4.1% requested in its original filing. The difference between the Company's most recent filing and the PSC Staff's proposal still exceeds $300 million on an annualized basis.

               The current rate proceeding has been separated into two distinct phases. A final PSC decision on 1995 rates is not expected until the end of April 1995 and new electric rates would be implemented about that time along with any final adjustments to gas rates. A schedule for the multi-year phase of the proceeding has not been established, but is expected to extend at least into the summer of 1995.

               On January 27, 1995, the Administrative Law Judges (ALJ) issued a Recommended Decision with respect to the 1995 phase of the rate proceeding. The Recommended Decision would allow the Company to increase its electric base rates $253.8 million (7.3%) for the 1995 rate year and $10.3 million (1.7%) for gas base rates. The ALJ disallowed from recovery approximately $18 million of unregulated generator costs, but rejected $68 million of disallowances associated with contracts the PSC Staff believed should have been bought out. The existing fuel adjustment clause mechanism would be retained, including full recovery of prudent unregulated generator payments, until addressed in the multi-year phase of the proceeding. A number of other adjustments to unregulated generator purchases relate to timing of in-service dates, generation levels and pricing, which the Company expects will be fully considered in the fuel adjustment clause. Finally, the ALJ stated that sufficient evidence had been produced by the PSC Staff to warrant a prudence investigation of the Company's unregulated generator contract practices absent a multi-year rate plan.

               The Recommended Decision reduced the level of departmental expenses by over $50 million based on the ALJ's assessment of lack of adequate support for the Company's rate request. The ALJ also recommended a 1% gross margin penalty to ensure that all of the benefits that might otherwise inure to the shareholders due to the ALJ's perceived lack of support are captured for ratepayers. In addition, the Recommended Decision does not reflect any of the VERP cost savings, which could be used to further reduce the annualized electric base rate increase by as much as $55 million, and the gas base rate increase by $5 million, depending on whether the Company could demonstrate that several of the ALJs' recommendations would be duplicated by the VERP cost savings. An 11% return on equity was recommended.

               If the Recommended Decision were to be adopted in its entirety by the PSC, excluding the further reduction in base rate relief granted for VERP cost savings, the Company expects that
          1995  electric  revenues  would  decrease  by  at  least  1%   or
          approximately $28  million as  compared to  1994,  although on  a
          twelve   month   basis,   electric   revenues    would   increase
          approximately $57 million or 1.9%. The impact on the Company's earnings, if the Recommended Decision were to be fully adopted by the PSC, will depend substantially on the Company's ability to further reduce costs since little growth in sales is forecast. Without further cost reductions, which must be judged relative to costs under the Company's direct control, earnings for 1995 will
          be considerably lower than  1994 earnings adjusted for VERP.   If
          the unregulated generator disallowances were adopted by the PSC, the Company would be required to assess whether a loss associated with these contracts, measured by the net present value of unrecoverable costs over the remaining term of the contracts, would be recorded in 1995. Using projections of long-run avoided costs, the recordable loss could exceed $100 million.

               While the  adoption  of the  PSC  Staff's proposals  or  the
          Recommended Decision by the PSC would have a material adverse impact on the Company's 1995 results of operations, the Company is unable to predict the outcome of these proceedings, or the possible attendant financial consequences. However, the Company strongly believes that its unregulated generator administrative practices were prudent and should not be disallowed, that the Company's unregulated generator purchases are in large part the result of government policy and should be recovered at no penalty to the shareholders and that any transition plan to a more competitive environment must provide for an equitable allocation of transition costs across customer classes. In addition, the Company believes that any transition to a more competitive rate structure should be addressed in a generic proceeding rather than the Company's current multi-year rate filing. The ultimate impact on the Company's financial condition will depend on the pace of change in the marketplace, the actions of regulators and government in response to that change and the actions of the Company in controlling costs and competing effectively while remaining, in substantial part, a regulated enterprise. The Company is unable to predict the effects of the interaction of these factors.

               PRIOR REGULATORY AGREEMENTS. The Company's results during the past several years have been strongly influenced by several agreements with the PSC. A brief discussion of the key terms of certain of these agreements is provided below.

               The   1991  Financial  Recovery  Agreement  implemented  the
          Niagara Mohawk Electric Revenue Adjustment Mechanism (NERAM) and the Measured Equity Return Incentive Term (MERIT).

               The NERAM requires the Company to reconcile actual results to forecast electric public sales gross margin used in establishing rates. The NERAM produces certainty in the amount of electric gross margin the Company will receive in a given period to fund its operations. While reducing risk during periods of economic uncertainty and mitigating the variable effects of weather, the NERAM does not allow the Company to benefit from unforeseen growth in sales. The Company's 1995 and multi-year rate proceedings do not seek to extend the NERAM in view of the pricing flexibility sought, although, the separation of the 1995 phase of the case may present some opportunity to extend this mechanism. The lack of a NERAM will inevitably increase earnings volatility due to variations in weather and economic conditions. In 1994, the Company deferred for recovery $101.2 million of revenue under the NERAM mechanism for collection in 1995 and 1996.

               The  MERIT   program  is   the  incentive   mechanism  which
          originally  allowed the  Company to  earn up  to $180  million of
          additional  return on equity through  May 31, 1994.   The program
          was later amended to extend the performance period through 1995 and add $10 million to the total available award. Overall goal targets and criteria for the 1993-1995 MERIT periods are results-oriented and are intended to measure change in key overall performance areas. The total available award for 1994 is $34 million and $41 million in 1995. Through the 1993 MERIT period, the Company has earned approximately $85.5 million of the $115 million of MERIT available and presently assesses that it earned approximately $28 million of the $34 million available for 1994.

               On January 27, 1993, the PSC approved a 1993 Rate Agreement authorizing a 3.1% increase in the Company's electric and gas rates providing for additional annual revenues of $108.5 million (electric $98.4 million or 3.4%; gas $10.1 million or 1.8%). Retroactive application of the new rates to January 1, 1993 was authorized by the PSC.

               The increase reflected an allowed return on equity of 11.4%, as compared to the 12.3% authorized for 1992. The agreement also included extension of the NERAM through December 1993 and provisions to defer expenses related to mitigation of unregulated generator costs, (aggregating $50.7 million at December 31, 1993) including contract buyout costs and certain other items.

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

               The PSC also approved the Company's electric supplement agreement with the PSC Staff and other parties to extend certain cost recovery mechanisms in the 1993 Rate Agreement without increasing electric base rates for calendar year 1994. The goal of the supplement was to keep total electric bill impacts for 1994 at or below the rate of inflation. Modifications were made to the NERAM and MERIT provisions which determine how these amounts are to be distributed to various customer classes and also provided for the Company to absorb 20% of margin variances (within certain limits) originating from SC-10 rate discounts (as described above) and certain other discount programs for industrial customers as well as 20% of the gross margin variance from NERAM targets for industrial customers not subject to discounts. The supplement also allows the Company to begin recovery over three years of approximately $15 million of unregulated generator buyout costs, subject to final PSC determination with respect to the reasonableness of such costs.

          UNREGULATED GENERATORS
          ----------------------

               In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

               The Company is being forced to make excess payments to unregulated generators, in comparison with its own costs of production, for energy and capacity it does not currently need. The Company estimates that it made excess payments of approximately $205 million in 1993 and approximately $364 million in 1994 and expects to make excess payments of approximately $409 million in 1995. The Company has initiated a series of actions to address this situation, but cannot predict the outcome. Recent changes in state leadership may change the energy policies of New York State. The Company will be pursuing actions to redress inequities and reform regulatory policies that have contributed to the Company's increasing prices.

               As of December 31, 1994, 148 of these unregulated generators with a combined capacity of 2,592 MW were on line and selling power to the Company. Of these, 2,273 MW are considered firm capacity (including 207 MW of unregulated generator projects on standby). The following table illustrates the actual and estimated growth in capacity, payments and relative magnitude of unregulated generator purchases compared to Company requirements:



                                   ACTUAL                                    ESTIMATED
                              1991      1992    1993     1994       1995     1996    1997     1998     1999

           Capacity MW's      1,027    1,549   2,253    2,273      2,403    2,403   2,403    2,413    2,413

           Payments
           (millions)        $  268   $  543  $  736    $ 960     $1,041   $1,091  $1,152   $1,213   $1,262
           Percent of Total
            Fuel and
            Purchased Power
            Costs               32%      56%     67%      73%        76%      77%     77%      78%      78%


          /TABLE

               By  the   end  of  1994,  the  Company   had  virtually  all
          unregulated generator capacity scheduled to come into service on line.

               In  order  to deal  with the  growth  of excess  supply, the
          Company has taken numerous actions to attempt to realign its supply with demand. These actions include mothballing and retirement of Company owned generating facilities (see "Asset Management Studies - Fossil") and buyouts of unregulated generator projects, as well as the implementation of an aggressive wholesale marketing effort. Such actions have been successful in bringing installed capacity reserve margins down to levels in line with normal planning criteria. The Company is actively pursuing other initiatives to reduce its unregulated generator costs.

               FERC PROCEEDING. On January 11, 1995, the FERC issued an order in a case involving Connecticut Light & Power (CL&P) that the Public Utility Regulatory Policy Act (PURPA) forbids the states from requiring utilities to pay more than avoided cost to qualifying facilities (QFs) for electric power. FERC, however, also ruled that it would not invalidate any pre-existing contracts, but only would apply its ruling prospectively or to contracts that are subject to a pending challenge (instituted at the time of signing) by a utility. On the same day, FERC issued an order that an ongoing challenge by the Company to the New York law requiring utilities to pay QFs a minimum of six cents for electric power (the "Six Cent Law") was moot in light of amendment of that law in 1992 to prohibit future power purchase contracts requiring the utility to pay more than its avoided cost. This latter proceeding had been filed in 1987. In April 1988, FERC had ruled in the Company's favor, finding that the states could not impose rates exceeding avoided cost for purchases from QFs, but then stayed that decision in light of a rulemaking it was instituting to address the issue. That rulemaking was never completed.

               On February 10, 1995, the Company filed a petition for rehearing of both orders. The Company argues, among other things, that Federal law requires that FERC apply the ruling in CL&P in all pending cases, including its case involving the Six Cent Law, and that it is entitled to the opportunity, either at FERC or in the courts, to demonstrate that pre-existing power purchase contracts resulting from the Six Cent Law should be invalidated. The Company argues further that amendment of the Six Cent Law did not render the proceeding addressing that law moot because the amendment has perpetuated and, in some instances, expanded the Company's obligation to purchase power from QFs at rates above avoided cost. The Company intends to press its rights vigorously, but cannot predict the outcome of these proceedings.

               CURTAILMENT PROCEDURES. On August 18, 1992, the Company filed a petition with the PSC which calls for the implementation of "curtailment procedures." Under existing FERC and PSC policy, this petition would allow the Company to limit its purchases from unregulated generators when demand is low. Also, the Company has commenced settlement discussions with certain unregulated generators regarding curtailments. On April 5, 1994, after informing the PSC of its progress in settlement, the Company requested the PSC to expedite the consideration of its petition. The Company cannot predict the outcome of this action.

               DEMAND FOR ADEQUATE ASSURANCE. On February 4, 1994, the Company notified the owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost and the repayment of any advance payment balance which remains outstanding at the end of the contract.

               The projects at issue total 426 MW. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs, and future operating costs of the projects. The Company has been sued by the owners of three unregulated generator projects who challenge the Company's right to demand adequate assurance.

               The Company cannot predict the outcome of these federal and state court actions or the response otherwise to its February 4, 1994 notifications, but will continue to press for adequate assurance that the owners of these projects will honor their repayment obligations.

          RESULTS OF OPERATIONS
          ---------------------

               Earnings  for 1994 were  $143.3 million  or $1.00  per share
          compared with    $240.0 million  or $1.71 per  share in 1993  and
          $219.9 million or  $1.61 per share in 1992.   The decline in 1994
          earnings was principally due to the charge to earnings of the cost of the VERP of $197 million ($.89 per share). NERAM equivalent to $101.2 million ($.46 per share) was recorded in 1994 and deferred for future recovery in rates as compared to NERAM
          of $65.7 million ($.31  per share)  recorded in 1993.   The  primary
          factor contributing to the increase in earnings in 1993 as compared to 1992 was the impact of electric and gas rate increases effective January 1, 1993 and July 1, 1992.

               In 1994, the Company's earned return on common equity was 5.8%, but without the VERP charge would have been 10.7%, compared to 10.2% in 1993 and 10.1% in 1992. The Company's return on common equity authorized in the rate setting process for the year ended December 31, 1994, provided an electric return on equity cap of 11.4% and a return on equity cap for gas of 10.4%. Factors contributing to the earnings being below authorized levels in 1993 included lower than anticipated results from the Company's subsidiaries, certain operating expenses which were not included in rates and exclusion of approximately $23 million from the Company's rate base (upon which the Company would otherwise earn a return) as a consequence of prior year writeoffs of disallowed
          Unit 2 costs.

               The following discussion and analysis highlights items having a significant effect on operations during the three-year period ended December 31, 1994. It may not be indicative of future operations or earnings. It also should be read in conjunction with the Notes to Consolidated Financial Statements and other financial and statistical information appearing elsewhere in this report.

               ELECTRIC REVENUES increased $621.7 million or 21.4% over the three-year period. This increase results primarily from rate increases, NERAM revenues, higher recoveries through the operation of the fuel adjustment clause mechanism, increased sales to other electric systems and other factors as indicated in the table below. An increase in the base cost of fuel, (which is included in base rates), would typically result in a corresponding decrease in fuel and purchased power cost revenues, thus having a revenue neutral impact. Purchased power costs, largely from unregulated generators, have increased significantly during this period, offsetting much of the decrease in Fuel Adjustment Clause (FAC) revenues which would have occurred otherwise.

                                                           Increase (decrease) from prior year
                                                                 (In millions of dollars)

           Electric revenues                                 1994    1993     1992      Total


           Increase in base rates. . . . . . . . . . . .   $ 36.0   $193.1   $250.6    $479.7
           Fuel and purchased power cost revenues. . . .    108.3    (42.6)    (6.4)     59.3
           Sales to ultimate consumers . . . . . . . . .    (13.6)    11.0     39.7      37.1
           Sales to other electric systems . . . . . . .     62.1     11.7    (12.8)     61.0
           DSM revenue . . . . . . . . . . . . . . . . .    (27.7)   (30.3)   (24.3)    (82.3)
           Miscellaneous operating revenues. . . . . . .     (4.6)    23.9    (11.3)      8.0
           NERAM revenues. . . . . . . . . . . . . . . .     35.5     24.0      7.8      67.3
           MERIT revenues. . . . . . . . . . . . . . . .      0.5     (6.0)    (2.9)     (8.4)

                                                           $196.5   $184.8   $240.4    $621.7

          /TABLE

               Although sales to ultimate customers increased slightly in 1994, this level of sales was substantially below the forecast
          used  in establishing  rates  for the  year.   As  a result,  the
          Company accrued NERAM revenues of $101.2 million ($.46 per share) during 1994 as compared to $65.7 million ($.31 per share) of NERAM revenues in 1993. NERAM would no longer be available under the new rate plan as originally proposed by the Company, thus creating exposure for lost margin if sales forecasts are not met. The sales forecast underlying the Company's 1995 rate request reflects an increase in kwh sales of .5% over 1994 actual
          results.   The Company recorded  $12.3 million of  the 1994 MERIT
          available based on management's assessment of the achievement of objectively measured criteria.

               Changes in fuel and purchased power cost revenues are generally margin-neutral (subject to an incentive mechanism discussed in Note 1 of Notes to Consolidated Financial Statements), while sales to other utilities, because of regulatory sharing mechanisms and relatively low prices due to excess supply, generally result in low margin contribution to the Company. Thus, fluctuations in these revenue components do not generally have a significant impact on net operating income. The Company has proposed certain changes in the fuel adjustment clause in its 1995 and multi-year rate proposal (discussed above under "1995 Five-Year Rate Plan"). Electric revenues reflect the billing of a separate factor for DSM programs, which provide for the recovery of program related rebate costs and a Company incentive based on 10% of total net resource savings.

               ELECTRIC KILOWATT-HOUR  SALES were 41.6 billion  in 1994, an increase of 10.3% from 1993 and an increase of 13.6% over 1992. The 1994 increase reflects increased sales to other electric systems, while sales to ultimate consumers were generally flat. The increase in wholesale sales reflects the increase in purchases from unregulated generators and the increase in nuclear production, both of which enabled the Company to make its fossil generation available for sale. The 1993 increase reflected increased sales to other electric systems, while sales to ultimate customers increased slightly (See Electric and Gas Statistics - Electric Sales). The electric margin effect of sales in 1994 was adjusted by the NERAM except for the large industrial customer class, within which the Company absorbed 20% of the variance from the NERAM sales forecast. Industrial-Special sales are New York State Power Authority allocations of low-cost power to specified customers, from which the Company earns a transportation charge.

               Details of the changes in electric revenues and kilowatt-hour sales by customer group are highlighted in the table below:


                                          1994              % Increase (decrease) from prior years

                                          % of
                                        Electric         1994               1993                1992
           Class of service             Revenues  Revenues    Sales   Revenues   Sales  Revenues     Sales

           Residential                    34.9%      5.2%     (0.6)%      6.9%   0.8%     11.3%       0.7%
           Commercial                     36.1       2.5      (2.2)       7.0    3.9      11.1       (0.5)
           Industrial                     16.4       4.3       5.0       (6.0)  (5.2)     13.0       (1.3)
           Industrial-Special              1.4      14.5       5.9        9.1     .8      11.8        1.9
           Municipal service               1.4      (1.3)     (2.3)        .6   (3.1)      5.8       (0.4)

           Total to ultimate consumers    90.2       3.9       0.8        4.3    0.5      11.4        0.0
           Other electric systems          4.7      59.1      91.1       12.6   31.2     (12.1)      (3.5)
           Miscellaneous                   5.1       8.2        -        40.6     -      (29.0)        -

               Total                     100.0%      5.9%     10.3%       5.9%   3.0%      8.3%      (0.3)%

          /TABLE

               As indicated in the table below, internal generation from fossil fuel sources continued to decline in 1994, principally at the Oswego oil-fired facility and Albany gas-fired station, corresponding to the increase in required unregulated generator purchases. There were no nuclear refueling outages in 1994, while both Units were refueled in 1993. Unit 1 operated at a capacity factor of approximately 92% for 1994, while Unit 2 operated at approximately 90%. The next nuclear refueling outages at each unit are scheduled for 1995. See Note 3 of Notes to the Consolidated Financial Statements.

                                                                                         % Change from prior year

                               1994                  1993              1992           1994 to 1993    1993 to 1992
    (In millions of dollars)
    Fuel for electric
    generation:

                          GwHrs.      Cost    GwHrs.   Cost     GwHrs.     Cost    GwHrs.    Cost     GwHrs.    Cost

    Coal                   6,783   $  107.3    7,088  $  113.0   8,340    $128.8    (4.3)%    (5.0)%  (15.0)%   (12.3)%
    Oil                    1,245       40.9    2,177      74.2   3,372     106.6   (42.8)    (44.9)   (35.4)    (30.4)
    Natural gas              700       16.1      548      12.5   1,769      44.6    27.7      28.8    (69.0)    (72.0)
    Nuclear                8,327       49.5    7,303      43.3   5,031      28.9    14.0      14.3     45.2      49.8
    Hydro                  3,485         -     3,530       -     3,818       -      (1.3)       -      (7.5)      -

                          20,540      213.8   20,646     243.0  22,330     308.9    (0.5)    (12.0)    (7.5)    (21.3)

    Electricity
     purchased:

    Unregulated
     generators           14,794      960.1   11,720     735.7   8,632     543.0    26.2      30.5     35.8      35.5
    Other                 10,382      140.3    9,046     118.1   8,917     115.7    14.8      18.8      1.5       2.1

                          25,176    1,100.4   20,766     853.8  17,549     658.7    21.2      28.9     18.3      29.6

    (PAGE>
    Total generated and
    purchased             45,716    1,314.2   41,412   1,096.8  39,879     967.6    10.4      19.8      3.8      13.4

    Fuel adjustment
     clause                 -          12.7     -     (2.2)        -         6.0      -     (677.3)      -     (136.7)

    Losses/Company use     4,117      -        3,688      -      3,268       -      11.6        -      12.9       -

                          41,599   $1,326.9   37,724  $1,094.6  36,611    $973.6    10.3%     21.2%     3.0%     12.4%

   /TABLE

               Gas revenues increased $148.0 million, or 31.1%, over the three-year period. As shown by the table below, this increase is primarily attributable to increased sales to ultimate customers and increased base rates and gas adjustment clause recoveries. In 1994, spot market sales declined because the abundance and price of spot gas made it more difficult to earn sufficient margin on these sales. Spot market sales are generally the higher priced gas available and sold in the wholesale market and yield margins substantially lower than traditional sales to ultimate customers. Rates for transported gas also yield lower margins than gas sold directly by the Company and, therefore, increases in the volume of gas transportation services have not had a proportionate impact on earnings. Changes in purchased gas adjustment clause revenues are generally margin-neutral.


                                                          Increase (decrease) from prior
                                                                       year
                                                             (In millions of dollars)
           Gas revenues                                     1994      1993       1992       Total

           Increase in base rates. . . . . . . . . . .     $  7.1     $  7.3     $  4.7     $ 19.1
           Transportation of customer-owned gas. . . .        3.5       (9.7)       6.3        0.1
           Purchased gas adjustment clause revenues. .        7.7       12.2       12.5       32.4
           Spot market sales . . . . . . . . . . . . .      (25.4)      27.2        2.6        4.4
           MERIT revenues. . . . . . . . . . . . . . .       (1.3)      (0.4)      (0.3)      (2.0)
           Miscellaneous operating revenues. . . . . .        7.6       (4.6)        -         3.0
           Sales to ultimate consumers and other sales       23.0       15.1       52.9       91.0

                                                           $ 22.2     $ 47.1     $ 78.7     $148.0

          /TABLE

               GAS SALES, excluding transportation of customer-owned gas and spot market sales, were 85.6 million dekatherms in 1994, a 2.9% increase from 1993 and an 8.1% increase from 1992 (See Electric and Gas Statistics - Gas Sales). The increase in 1994 includes a 2.9% increase in residential sales, a 8.6% increase in commercial sales, both of which were strongly influenced by weather, and a 28.2% decrease in industrial sales. The gas weather normalization clause had an effective date of February 12, 1994, was not ordered to be implemented on a retroactive basis and, therefore, did not have a significant impact on gas revenues. The Company has added approximately 30,000 new customers since 1991, primarily in the residential class, an increase of 6.2%, and expects a continued increase in new customers in 1995. During 1993, there also was a shift from the transportation sales class to the industrial sales class, corresponding with the implementation of a stand-by industrial rate.

               In 1994, the Company transported 85.9 million dekatherms (a significant increase from 1993) for customers purchasing gas directly from producers, and expects a continued increase in such transportation volumes in 1995, leading to a forecast increase in total gas deliveries in 1995 of approximately 18% above 1994. Public sales are expected to increase approximately 2%. Factors affecting these forecasts include the economy, the relative price differences between oil and gas in combination with the relative availability of each fuel, the expanded number of cogeneration projects served by the Company and increased marketing efforts. Changes in gas revenues and dekatherm sales by customer group are detailed in the table below:

                                          1994              % Increase (decrease) from prior years

                                          % of
                                          Gas            1994                  1993                1992
           Class of service             Revenues   Revenues    Sales    Revenues    Sales    Revenues  Sales

           Residential                   63.9%        7.5%       2.9%      4.6%        1.8%   17.0%     12.0%
           Commercial                    25.5         9.9        8.6       9.2         6.5    16.6      10.2
           Industrial                     2.4       (21.0)     (28.2)     84.8       143.6    18.6      (2.2)

           Total to ultimate consumers   91.8         7.1        2.9       7.4         6.4    16.9      11.1
           Other gas systems              0.2         8.7        4.3     (77.5)      (80.3)  (32.0)    (21.7)
           Transportation of
              customer-owned gas          6.1        10.1       26.8     (18.5)        2.9    17.2      30.0
           Spot market sales              0.7       (85.3)     (88.1)  1,056.1     1,053.8      -         -
           Miscellaneous                  1.2       423.3         -      (79.4)       -        0.4        -

               Total                    100.0%        3.7%       5.4%      8.5%       12.3%   16.5%     19.5%


          /TABLE

               The  total cost  of gas  purchased decreased  3.2% in  1994, while increasing 13.6% in 1993 and 16.1% in 1992. The cost fluctuations generally correspond to sales volume changes, particularly in 1993, as spot market sales activity increased. The Company sold 1.6 and 13.2 million dekatherms on the spot market in 1994 and 1993, respectively. In 1993, this activity accounted for two-thirds of the 1993 purchased gas expense increase. The purchased gas cost increase associated with purchases for ultimate consumers in 1994 resulted from a 1.5% increase in dekatherms purchased, coupled with a .9% increase in rates charged by suppliers and an increase of $6.4 million in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause. Gas purchased for spot market sales decreased $24.4 million in 1994 and increased $25.8 million in 1993. The purchased gas cost increase associated with purchases for ultimate consumers in 1993 resulted from a 8.7% increase in dekatherms purchased, combined with a 2.1% increase in rates charged by suppliers, offset by a $17.8 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause. The Company's net cost per dekatherm purchased for sales to ultimate consumers increased to $3.44 in 1994 from $3.34 in 1993 and was $3.47 in 1992.

               Through the electric and purchased gas adjustment clauses, costs of fuel, purchased power and gas purchased, above or below the levels allowed in approved rate schedules, are billed or credited to customers. The Company's electric fuel adjustment clause provides for partial pass-through of fuel and purchased power cost fluctuations from those forecast in rate proceedings, with the Company absorbing a portion of increases or retaining a portion of decreases to a maximum of $15 million per rate year. While the amounts absorbed in 1992 and 1993 were not material, the Company retained the maximum benefit of $15 million in 1994.

               OTHER OPERATION EXPENSE decreased in 1994 by 8.1%, as compared to increases of 9.8% in 1993 and 5.9% in 1992. The 1994 decrease relates primarily to decreases in nuclear costs associated with the Unit 1 and Unit 2 refueling outages in 1993 ($27 million) and the decrease in amortization of regulatory deferrals ($49 million) which expired in 1993. The 1993 increase is due to an increase in DSM program expenses, nuclear expenses related to increased production along with refueling outages at Unit 1 and Unit 2, amortization of regulatory assets deferred in prior years, increased recognition of other post-retirement benefit costs and inflation.

               MAINTENANCE EXPENSE decreased 14.2% in 1994 as compared to an increase of 4.5% in 1993, principally due to nuclear expenses incurred during the 1993 refueling outages at Unit 1 and Unit 2 ($19 million).

               DEPRECIATION AND AMORTIZATION expense for 1994 and 1993
          increased  11.5%  and  0.9%,   respectively.    The  increase  is
          attributable to the completion of required improvements to plant into service during late 1993 and early 1994.

               NET FEDERAL AND FOREIGN INCOME TAXES for 1994 decreased due to lower pre-tax income. In 1993 the decrease was due to the tax benefit derived from the Company's Canadian subsidiary upon the sale of its oil and gas investments. The increase in OTHER TAXES in the three-year period is due principally to higher revenue-based taxes ($36 million), combined with higher property taxes ($28 million).

               OTHER ITEMS, NET, excluding Federal income taxes and allowance for funds used during construction (AFC), increased $8.0 million in 1994 and increased $23.4 million in 1993. The
          1994 increase primarily related to increased earnings of subsidiaries which included a nonrecurring gain on the sale of an investment for $9 million. The 1993 increase was the effect of the recording in 1992 of a $45 million reserve against the carrying value of Canadian subsidiary oil and gas reserves. The sale of the Company's subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-CO), will be recorded in the first quarter of 1995 as the sale was completed in January 1995 and did not affect 1994 earnings. HYDRA-CO's earnings for the three years ended December 31, 1994 were not material.

               Net INTEREST CHARGES decreased $5.5 million in 1994 and $9.3 million in 1993, as the result of the First Mortgage Bond refinancing program that began in 1992 and based on existing market conditions is now complete. Dividends on preferred stock increased $1.8 million in 1994 due to the issuance of $150 million of preferred stock in August 1994, while decreasing $4.7 million and $3.9 million in 1993 and 1992, respectively, because of reductions in the average amounts of stock outstanding. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, changed to 7.79% and 6.84%, respectively, in 1994, from 7.97% and 6.70%, respectively, in 1993, and from 8.29% and 7.04%, respectively, in 1992.

          EFFECTS OF CHANGING PRICES
          --------------------------

               The Company is especially sensitive to inflation because of the amount of capital it typically needs and because its prices are regulated using a rate base methodology that reflects the historical cost of utility plant.

               The Company's consolidated financial statements are based on historical events and transactions when the purchasing power of
          the dollar  was substantially  different from the  present.   The
          effects of inflation on most utilities, including the Company, are most significant in the areas of depreciation and utility
          plant.    The Company  could not  replace  its utility  plant and
          equipment for the historical cost value at which they are recorded on the Company's books. In addition, the Company would not replace these assets with identical ones due to technological advances and competitive and regulatory changes that have occurred. In light of these considerations, the depreciation charges in operating expenses do not reflect the current cost of providing
          service.   The Company will  seek   additional  revenue  or
          reallocate   resources,  if possible, to cover the costs of
          maintaining service as assets are replaced or retired.

          FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
          ---------------------------------------------------

          FINANCIAL POSITION
          ------------------

               The  Company's capital  structure at  December 31,  1994 was
          52.3% long-term debt, 8.7% preferred stock and 39.0% common equity, as compared to 54.6%, 6.5% and 38.9%, respectively, at December 31, 1993. Book value of the common stock was $17.06 per share at December 31, 1994, as compared to $17.25 per share at December 31, 1993, reflecting the charge to earnings of the VERP and the payment of dividends in 1994. Market analysts have observed that the Company's low market to book ratio, 83.5% at December 31, 1994, stems from the adverse effects of New York State's economy and regulatory attitudes, as well as uncertainties about the pace of regulatory change, which could result in increased competition and reduced prices. These adverse effects and uncertainties, coupled with high embedded costs of the Company due principally to unregulated generators and taxes, may make the Company more vulnerable than some other traditional utilities.

               The 1994 ratio of earnings to fixed charges was 1.91. Without the VERP charge, the ratio would have been 2.54. The ratios of earnings to fixed charges for 1993 and 1992 were 2.31 and 2.24, respectively.

               Firms which publish securities ratings have begun to impute certain items into the Company's interest coverage calculations and capital structure, the most significant of which is the inclusion of a "leverage" factor for unregulated generator contracts. These firms believe that the financial structure of the unregulated generators (which typically have very high debt-to-equity ratios) and the character of their power purchase agreements increase the financial risk of utilities. The Company's reported interest coverage and debt-to-equity ratios have recently been discounted by varying amounts for purposes of establishing credit ratings. Because of existing commitments for unregulated generator purchases, the imputation has had and will continue to have a materially negative impact on the Company's financial ratings.

               At present, sales of preferred stock are not possible and sales of common stock, which would cause substantial dilution to current shareholders, are financially inadvisable.

          CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS
          -------------------------------------------

               The Company's total capital requirements consist of amounts for the Company's construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock. Annual expenditures for the years 1992 to 1994 for construction and nuclear fuel, including related AFC and overheads capitalized, were $502.2 million, $519.6 million and $490.1 million, respectively.

               The 1995 estimate for construction additions, including overheads capitalized, nuclear fuel and AFC, is approximately $380 million, and is expected to be funded by cash provided from
          operations.   Mandatory debt and preferred  stock retirements and
          other requirements are expected to add approximately another $77 million (expected to be refinanced from external sources) to the Company's capital requirements, for a total of $ 457 million. Current estimates of total capital requirements for the years 1996 to 1999 are $475, $408, $480 and $566 million, respectively, of which $406, $358, $410 and $358 million relates to expected construction additions. The estimate of construction additions included in capital requirements for the period 1996 to 1999 will be reviewed by management during 1995 with the objective of further reducing these amounts where possible.

               The  provisions of  the  Clean Air  Act  Amendments of  1990
          (Clean Air Act) are expected to have an impact on the Company's fossil generation plants during the period through 2000 and beyond. The Company has evaluated options for compliance with Phase I of the Clean Air Act, which becomes effective on May 31, 1995 and continues through 1999. The Company spent approximately $32 and $19 million in 1994 and 1993, respectively, and has included $6 million for Phase I in its construction forecast for 1995 through 1999 to make combustion modifications at its fossil fired plants, including the installation of low NOx burners at the Dunkirk and Huntley plants. With respect to Phase II, preliminary estimates for compliance anticipate approximately $17 million in capital costs. The Company anticipates that additional expenditures of approximately $70 million may be necessary for Phase III to be incurred beyond 2000. The asset management studies, described above, include Phase I, II and III estimates for Clean Air Act compliance.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Cash flows to meet the Company's requirements for operating, investing and financing activities during the past three years are reported in the Consolidated Statements of Cash Flows.

               During 1994, the Company raised approximately $652.9 million from external sources, consisting of $325.7 million of First Mortgage Bonds, $150 million of Preferred Stock, $29.5 million of common stock and a net increase of $147.7 million of short and intermediate term debt. The proceeds of the $325.7 million of First Mortgage Bonds were used to provide for the early redemption of approximately $315.7 million of higher coupon First Mortgage Bonds. The Company also retired $190 million of First Mortgage Bonds that matured during 1994.

               During January 1995, the Company completed the sale of its wholly-owned subsidiary, HYDRA-CO. Enterprises, Inc. Net cash proceeds of approximately $200 million were used to reduce short-term debt which aggregated over $400 million at December 31, 1994.

               External financing for 1995 is projected to consist of $400 to $600 million of First Mortgage Bonds depending upon the final outcome of the current rate proceeding discussed above. The Company's ability to issue more common stock to improve its capital structure is limited by the uncertainties that have depressed the stock's price. The Company would not likely pursue a new issue offering unless the common stock price was closer to book value.

               Depending  on  the  outcome  of  the  multi-year  rate  case
          discussed  above,   cash  provided  by  operations  is  generally
          expected  to   provide   sufficient  funds   for  the   Company's
          anticipated  construction program  for  1996 to  1999.   External
          financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, most importantly in its rate proceedings. The ultimate level of financing during this four year period will reflect, among other things, the extent and timing of rate relief, the Company's competitive positioning and the extent to which competition penetrates the Company's markets, uncertain energy demand due to economic conditions and capital expenditures relating to distribution and transmission load reliability projects, as well as continued expansion of the gas business. Environmental standards compliance costs, the effects of rate regulation and various regulatory initiatives, the level of internally generated funds and dividend payments, the availability and cost of capital and the ability of the Company to meet its interest and preferred
          stock  dividend coverage   requirements,  to satisfy legal
          requirements and restrictions in governing instruments and to maintain an adequate credit rating, also will impact the amount and type of future external financing.

               The Company has initiated a ten to fifteen year site investigation and remediation program that seeks a) to identify and remedy environmental contamination hazards in a proactive and cost-effective manner and b) to ensure financial participation by other responsible parties. The Company is currently aware of 89 sites with which it has been or may be associated, including 47 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

               The Company has accrued a minimum liability of  $240 million
          at   December  31,   1994   for  its   estimated  liability   for
          investigation   and  remediation  of  certain  Company-owned  and
          Company-associated hazardous waste sites, which represents the low end of a range of estimates developed from the Company's ongoing site investigation and remediation program. The potential high
          end of the range is presently   estimated  at  approximately
          $1 billion, including approximately $500 million in the unlikely event the Company were required to assume 100% responsibility at non-owned sites.

               The   Company  believes   that   costs   incurred   in   the
          investigation and remediation process are recoverable in the ratesetting process as currently in effect. See Note 9 of Notes
          to   Consolidated   Financial  Statements - "Environmental
          Contingencies".   Rate  agreements  since 1991  have included  a
          recovery mechanism and an annual allowance for costs expected to be incurred for waste site investigation and remediation. The recovery mechanism provides that expenditures over or under the allowance be deferred for future rate consideration. The Company does not expect these costs to impact external financing, although any such impact is dependent upon the timing of expenditures and associated recovery.

               The Nuclear Regulatory Commission (NRC) requires owners of nuclear power plants to place funds associated with decommissioning activities for contaminated portions of nuclear facilities into an external trust. Further, the NRC established guidelines for determining minimum amounts that must be available in the trust for these specified decommissioning activities at the time of decommissioning. Applying the NRC guidelines, the Company has estimated that the minimum requirements for Unit 1 and its share of Unit 2, respectively, will be $381 million and $173 million in 1994 dollars. The Company is seeking an increase in its rate allowance for Unit 1 and Unit 2 decommissioning in its rate case for 1995 to reflect new NRC minimum requirements. Amounts collected for the NRC minimum are being placed in an external trust. See Note 3 of Notes to Consolidated Financial Statements - "Nuclear Plant Decommissioning".

               The Company believes that traditionally available sources of financing should be sufficient to satisfy the Company's external financing needs during the period 1995 through 1999. As of December 31, 1994, the Company could issue an additional $2,351 million aggregate principal amount of First Mortgage Bonds. This includes approximately $1,311 million from retired bonds without regard to an interest coverage test and approximately $1,040 million supported by additional property currently certified and available, assuming a 10% interest rate, under the applicable tests set forth in the Company's mortgage trust indenture. The Company also has $200 million of Preference Stock authorized for sale. The Company will continue to explore and use, as appropriate, other methods of raising funds.

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

               The Company's accounts receivable increased 23% over 1993, due primarily to the effects of economic conditions in the Company's service territory. A focus of the Company's new centralized collections function will be to improve receivable collections in 1995.

               The Company has had sufficient  borrowing  capacity  to  fund such a working capital deficit as necessary. Bank credit arrangements which, at December 31, 1994, totaled $580 million
          are  used   by  the  Company  to  enhance flexibility as to the
          type and timing of its  long-term security sales.   Of  the $580
          million total available, $200 million is represented by a Revolving Credit Agreement which expires in 1997. The remainder of the arrangements are subject to review by the lenders on an ongoing basis with interest rates negotiated at the time of use.
          In 1994, the Company also obtained $161 million in bank loans, which will expire in 1995 and which the Company expects to renew.

               The Company's charter restricts the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. The Company has not reached this restrictive limit.

               The Company's securities ratings at December 31, 1994, were:

                                      SECURED   PREFERRED     COMMERCIAL
                                        DEBT      STOCK         PAPER
          Standard & Poors Corporation  *BBB-        BB+          A-3
          Moody's Investors Service      Baa2      *baa3          P-2
          Duff & Phelps                  BBB        *BBB-   Not applicable
          Fitch Investors  Service       BBB        *BBB-   Not applicable


          * Lowest investment grade rating

               As described further below, the security ratings set forth above are subject to revision and/or withdrawal at any time by the respective rating organizations and should not be considered a recommendation to buy, sell or hold securities of the Company.

               The Company's costs of financing and access to  markets have been and could be further negatively affected by events outside its control. The Company's securities ratings could be
          negatively   affected  by,  among  other  things,  the  Company's
          obligations to purchase power from unregulated generators. Rating agencies have expressed concern about the impact on Company financial indicators and risk that unregulated generator financial leveraging may have. The Company's securities ratings and the terms of its access to capital markets could also be negatively impacted by adverse outcomes in the 1995 and multi-year rate proceedings or rapid penetration of competition in the Company's service territory.

               In September  1994,  Moody's Investors  Service  placed  the
          credit  ratings   of  the  Company  under   review  for  possible
          downgrade. The review was prompted by both the PSC's September 1994 decision on Sithe/Alcan and the August 1994 proposal from the PSC Staff to reduce the Company's electric and gas rates over the next five years.

               Also in September 1994, Standard and Poor's (S&P) placed its ratings on the Company, Con Edison and Long Island Lighting Company on credit watch with negative implications. This action by S&P reflected continued concern about a shift in the regulatory environment in New York State that would be even more hostile to the financial health of the state's utilities. If any rating agency lowers the Company's securities rating, particularly to below investment grade, such action could increase the cost to issue new securities, and/or limit the Company's flexibility.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          A.  Financial Statements

              Report of Management
              Report of Independent Accountants
              Consolidated Statements of Income and Retained Earnings for
                each of the three years in the period ended December 31, 1994.
              Consolidated Balance sheets at December 31, 1994 and 1993. Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1994.
              Notes to Consolidated Financial Statements.
              Financial Statement Schedules -
              The following Financial Statement Schedule is submitted as part of Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Report. (All other Financial Statement Schedules are omitted because they are not applicable, or the required information appears in the Financial Statements or the Notes thereto.

              Schedule II - Valuation and Qualifying Accounts and Reserves

          REPORT OF MANAGEMENT
          --------------------

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

               The  financial   statements  have  been   audited  by  Price
          Waterhouse   LLP,  the  Company's   independent  accountants,  in
          accordance  with  generally  accepted  auditing  standards.    In
          planning and performing their audit, Price Waterhouse considered the Company's internal control structure in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structure. The independent accountants' audit does not limit in any way management's responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of the Board of Directors, consisting of five outside directors who are not employees, meets regularly with management, internal auditors and Price Waterhouse to review and discuss internal accounting controls, audit examinations and
          financial reporting matters.   Price Waterhouse and the Company's
          internal auditors have free access to meet individually with the Audit Committee at any time, without management being present.

          REPORT OF INDEPENDENT ACCOUNTANTS
          ---------------------------------

          To the Stockholders and
          Board of Directors of
          Niagara Mohawk Power Corporation

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          As discussed in Note 9, the Company is a defendant in lawsuits relating to its actions with respect to certain purchased power contracts. Management is unable to predict whether the resolution of these matters will have a material effect on its financial position or results of operations. Accordingly, no provision for any liability that may result upon resolution of this uncertainty has been made in the accompanying 1994 and 1993 financial statements.

          As discussed in Note 2, certain representatives of the New York Public Service Commission have proposed: i) a plan to establish the Company's rates for its electric business based on a transition plan to market-based prices rather than based on the Company's costs and ii) disallowance of certain costs with
          respect to  unregulated generator contracts.   If these proposals
          or certain provisions thereof are implemented as proposed, the Company would be required to writedown certain assets, recognize a loss on uneconomic unregulated generator contracts and/or discontinue the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), with respect to portions of the
          Company's  business.   Such  writedowns or  losses  could have  a
          material adverse  effect on the Company's  financial position and
          results of  operations.   Because  the outcome  of these  matters
          cannot be predicted, the accompanying financial statements do not include any adjustments that might result from the resolution of these proceedings.

          /s/ Price Waterhouse LLP
          ------------------------

          Syracuse, New York
          February 1, 1995

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------
          Consolidated Statements of Income and Retained Earnings
          -------------------------------------------------------

                                            In thousands of dollars

          For the year ended December 31,       1994        1993       1992
           Operating revenues:

           Electric                         $3,528,987  $3,332,464 $3,147,676
           Gas                                 623,191     600,967    553,851

                                             4,152,178   3,933,431  3,701,527

           Operating expenses:

           Operation:

            Fuel for electric generation       219,849     231,064    323,200
            Electricity purchased            1,107,133     863,513    650,379
            Gas purchased                      315,714     326,273    287,316
            Other operation expenses           754,695     821,247    748,023
            Employee reduction program         196,625        -          -
            Maintenance                        202,682     236,333    226,127
            Depreciation and amortization      308,351     276,623    274,090
           (Note 1)

            Federal and foreign income         117,834     162,515    183,233
              taxes (Note 7)
            Other taxes                        496,922     491,363    484,833

                                             3,719,805   3,408,931  3,177,201


           Operating income                    432,373     524,500    524,326

           Other income and deductions:

           Allowance for other funds used
           during construction                   2,159       7,119      9,648
             (Note 1)
           Federal and foreign income                                  27,729
           taxes (Note 7)                        6,365      15,440
           Other items (net)                    15,045       7,035   (16,338)

                                                23,569      29,594     21,039


           Income before interest charges      455,942     554,094    545,365

           Interest charges:

           Interest on long-term debt          264,891     279,902    290,734
           Other interest                       20,987      11,474      9,982
           Allowance for borrowed funds
           used during construction            (6,920)     (9,113)   (11,783)

                                               278,958     282,263    288,933

           Net income                          176,984     271,831    256,432

           Dividends on preferred stock         33,673      31,857     36,312

           Balance available for common        143,311     239,974    219,920
           stock

           Dividends on common stock           156,060     133,908    103,784

                                              (12,749)     106,066    116,136


           Retained earnings at beginning   $  551,332   $ 445,266 $  329,130
           of year

           Retained earnings at end of         538,583     551,332    445,266
           year

           Average number of shares of
           common stock outstanding            143,261     140,417    136,570
           (in thousands)

           Balance available per average    $     1.00  $     1.71  $    1.61
           share of common stock

           Dividends paid per share         $     1.09  $      .95  $     .76

           () Denotes deduction
          /TABLE

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------


           CONSOLIDATED BALANCE SHEETS
           ---------------------------             In thousands of dollars
           At December 31,                           1994            1993

           ASSETS

           Utility plant (Note 1):
           Electric plant                          $ 8,285,263   $ 7,991,346
           Nuclear fuel                                504,320       458,186
           Gas plant                                   922,459       845,299
           Common plant                                291,962       244,294
           Construction work in progress               481,335       569,404

              Total utility plant                   10,485,339    10,108,529
           Less:  Accumulated depreciation and       3,449,696     3,231,237
           amortization

              Net utility plant                      7,035,643     6,877,292

           Other property and investments              224,039       209,051


           Current assets:

           Cash, including temporary cash
           investments of $50,052 and $100,182,
           respectively                                 94,330       124,351

           Accounts receivable (less allowance
           for doubtful accounts of $3,600)            317,282       258,137
           (Note 9)

           Unbilled revenues (Note 1)                  196,700       197,200

           Electric margin recoverable                  66,796        21,368

           Materials and supplies, at average
           cost:
              Coal and oil for production of            31,652        29,469
              electricity
              Gas storage                               30,931        31,689
              Other                                    150,186       163,044
           Prepayments:
              Taxes                                     43,249        23,879
              Pension expense (Note 8)                    -           37,238

           Other                                        45,189        34,382

           Regulatory and other assets (Note 2):

           Unamortized debt expense                    153,047       154,210
           Deferred recoverable energy costs            62,884        67,632
           Deferred finance charges                    239,880       239,880
           Income taxes recoverable                    465,109       558,771
           Recoverable environmental restoration       240,000       240,000
           costs (Note 9)
           Other                                       252,522       203,734

                                                     1,413,442     1,464,227

                                                   $ 9,649,439    $9,471,327
          /TABLE

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------
          CONSOLIDATED BALANCE SHEETS                         In thousands of dollars
          ---------------------------

                                           At December 31,       1994            1993

           CAPITALIZATION AND LIABILITIES
           Capitalization (Note 5):

           Common stockholders' equity:

            Common stock, issued 144,311,466
            and 142,427,057 shares,
            respectively                                       $  144,311   $ 142,427
            Capital stock premium and expense                   1,779,504    1,762,706
            Retained earnings                                     538,583      551,332

                                                                2,462,398    2,456,465

           Non-redeemable preferred stock                         290,000      290,000
           Mandatorily redeemable preferred stock                 256,000      123,200
           Long-term debt                                       3,297,874    3,258,612

              Total capitalization                              6,306,272    6,128,277

           Current liabilities:

           Short-term debt (Note 6)                               416,750      368,016
           Long-term debt due within one year (Note 5)             77,971      216,185
           Sinking fund requirements on redeemable preferred       10,950       27,200
             stock (Note 5)
           Accounts payable                                       277,782      299,209
           Payable on outstanding bank checks                      64,133        5,284
           Customers' deposits                                     14,562       14,072
           Accrued taxes                                           43,358       56,382
           Accrued interest                                        63,639       70,529
           Accrued vacation pay                                    36,550       40,178
           Other                                                   77,818       39,565

                                                                1,083,513    1,166,620

           Regulatory and other liabilities:

           Accumulated deferred income taxes (Notes 1 and 7).   1,258,463    1,344,259
           Deferred finance charges (Note 2)                      239,880      239,880
           Employee pension and other benefits (Note 8)           235,741       35,507
           Unbilled revenues (Note 1)                              93,668       94,968
           Deferred pension settlement gain                        50,261       62,282
           Other                                                  141,641      159,534

                                                                2,019,654    1,936,430

           Commitments and contingencies (Notes 2 and 9):

           Liability for environmental restoration                240,000      240,000

                                                               $9,649,439   $9,471,327
          /TABLE

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
          ---------------------------------------------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash


                                         In thousands of dollars

                 For the year ended December 31,              1994       1993        1992

           Cash flows from operating activities:
           Net income                                      $176,984   $271,831    $256,432
           Adjustments to reconcile net income to net
           cash provided by operating activities:
           Amortization of nuclear replacement
            power cost disallowance.                       (23,081)   (23,720)     (39,547)
           Depreciation and amortization                   308,351    276,623      274,090
           Amortization of nuclear fuel                     37,887     35,971       26,159
           Provision for deferred income taxes               7,866     30,067       55,929
           Electric margin recoverable                     (45,428)    (9,773)       3,670
           Employee reduction program                      196,625      -            -
           Allowance for other funds used during
            construction                                    (2,159)    (7,119)      (9,648)
           Deferred recoverable energy costs                 4,748     (5,688)     (14,329)
           (Gain) loss on investments - net                    -       (5,490)      44,296
           Deferred operating expenses                         -       15,746       20,257
           Increase in net accounts receivable             (59,145)   (36,972)     (44,969)
           (Increase) decrease in materials and supplies     6,290     43,581      (28,293)
           Increase (decrease) in accounts payable and
            accrued expenses                                (5,991)    15,716       31,025
           Increase (decrease) in accrued interest and
            taxes                                          (19,914)     3,996       10,133

           Changes in other assets and liabilities          14,188     10,624       39,565

             Net cash provided by operating activities     597,221    615,393     624,770

           Cash flows from investing activities:
              Construction additions                       (439,289)  (506,267)    (452,497)
              Nuclear fuel                                  (46,134)   (12,296)     (37,247)
              Less:  Allowance for other funds used
                during construction                           2,159      7,119        9,648

              Acquisition of utility plant                 (483,264)  (511,444)    (480,096)
              (Increase) decrease in materials and
                supplies related to construction              5,143      3,837       (7,359)
              Increase (decrease) in accounts payable
                and accrued expenses related to
                construction                                (1,498)      3,929        7,756
              Increase in other investments                 (23,375)   (26,774)     (11,615)
              Proceeds from sale of subsidiary                  -       95,408         -
              Other                                         (17,979)   (15,260)     (31,588)

                   Net cash used in investing activities   (520,973)  (450,304)    (522,902)

           Cash flows from financing activities:
              Proceeds from sale of common stock             29,514    116,764       13,340
              Proceeds from long-term debt                  424,705    635,000      835,000
              Issuance of preferred stock                   150,000        -           -
              Redemption of preferred stock                 (33,450)   (47,200)     (41,950)
              Reductions of long-term debt                 (526,584)  (641,990)    (796,795)
              Net change in short-term debt                   48,734    50,318       90,130
              Dividends paid                               (189,733)  (165,765)    (140,296)
              Other                                          (9,455)   (31,759)     (44,781)

                 Net cash used in financing activities     (106,269)   (84,632)     (85,352)




           Net increase (decrease) in cash                 (30,021)     80,457       16,516
           Cash at beginning of year                       124,351      43,894       27,378

           Cash at end of year                             $94,330    $ 124,351     $43,894

           Supplemental disclosures of cash flow
           information:
              Cash paid during the year for:
                   Interest                                $ 300,242  $ 300,791     $323,972
                   Income taxes                              136,876    106,202      76,519

           Supplemental schedule of noncash investing and
            financing activities:
           Liability for environmental restoration              -        25,000      15,000

           /TABLE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The Company is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology which establishes prices based on the Company's cost. The Company's accounting policies conform to generally accepted accounting principles, as applied to regulated public utilities, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. See "Exposure Draft on Impairment of Assets" below and Note 2 - Rate and Regulatory Issues and Contingencies.

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

          UTILITY PLANT: The cost of additions to utility plant and of replacements of retirement units of property is capitalized.
          Cost includes direct material, labor, overhead and allowance for funds used during construction (AFC). Replacement of minor items of utility plant and the cost of current repairs and maintenance is charged to expense. Whenever utility plant is retired, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation.

          ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 1994 was 5.75%. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the Interest charges and the Other income and deductions sections, respectively, of the Consolidated Statements of Income.

          DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATING PLANT DECOMMISSIONING COSTS: For accounting and regulatory purposes, depreciation is computed on the straight-line basis using the remaining service lives for nuclear and hydro classes of depreciable property and the average service lives for all other classes. The percentage relationship between the total provision for depreciation and average depreciable property was 3.3% for 1994, 3.2% for 1993 and 3.3% for 1992. The Company performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates periodically.

               Estimated decommissioning costs (costs to remove a nuclear plant from service in the future) for the Company's Unit 1 and its share of Unit 2 are being accrued over the service lives of the units, recovered in rates through an annual allowance and currently charged to operations through depreciation. The Company expects to commence decommissioning of both units shortly after cessation of operations at Unit 2 (currently planned for 2026), using a method which removes or decontaminates Unit components promptly at that time. See Note 3 - "Nuclear Plant Decommissioning".

               The Financial Accounting Standards Board (FASB) has added to its agenda a project on accounting for obligations for decommissioning of nuclear power plants. The objective of the FASB's project is to determine when a liability for nuclear decommissioning should be recognized, how any such liability should be measured, and whether a corresponding asset is created. If current electric utility industry accounting practices for such decommissioning are changed, the Company may be required to record the estimated cost for decommissioning as a liability rather than as accumulated depreciation, establish a regulatory asset for the difference between the amount accrued to date and the total estimated decommissioning liability and report income from the external decommissioning trusts as investment income rather than as a reduction to decommissioning expense. The annual provisions for decommissioning could increase. The Company does not believe that such changes, if required, would have an adverse effect on results of operations due to the Company's belief that decommissioning costs will continue to be recovered in rates (see "Exposure Draft on Impairment of Assets", below).

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

          REVENUES: Revenues are based on cycle billings rendered to certain customers monthly and others bi-monthly. Although the Company commenced the practice in 1988 of accruing electric revenues for energy consumed and not billed at the end of the fiscal year, the impact of such accruals has not yet been fully recognized in the Company's results of operations because of regulatory requirements. At December 31, 1994 and 1993, approximately $71.8 million and $74.1 million, respectively, of unbilled electric revenues remained unrecognized in results of operations, are included in Deferred Credits and may be used to reduce future revenue requirements. At December 31, 1994 and 1993, the Company accrued $21.9 and $20.9 million, respectively, of unbilled gas revenues which remain unrecognized in results of operations and will similarly be used to reduce future gas revenue requirements.

               The Company's tariffs include electric and gas adjustment clauses under which energy and purchased gas costs, respectively, above or below the levels allowed in approved rate schedules, are billed or credited to customers. The Company, as authorized by the PSC, charges operations for energy and purchased gas cost increases in the period of recovery. The PSC has periodically authorized the Company to make changes in the level of allowed energy and purchased gas costs included in approved rate schedules. As a result of such periodic changes, a portion of energy costs deferred at the time of change would not be recovered or may be overrecovered under the normal operation of the electric and gas adjustment clauses. However, the Company has to date been permitted to defer and bill or credit such portions to customers, through the electric and gas adjustment clauses, over a specified period of time from the effective date of each change.

               The Company's electric fuel adjustment clause (FAC) provides for partial pass-through of fuel and purchased power cost fluctuations from amounts forecast, with the Company absorbing a portion of increases or retaining a portion of decreases up to a maximum of $15 million per rate year. Thereafter, 100% of the fluctuation is passed on to ratepayers. The Company also shares with ratepayers fluctuations from amounts forecast for net resale margin and transmission benefits, with the Company retaining/absorbing 40% and passing 60% through to ratepayers. The amounts retained or absorbed in 1992 through 1994 were not material.

               In the Company's current rate proceeding the Company has proposed to eliminate the FAC and replace it with the fuel adjustment mechanism (FAM). If this is implemented, the portion of fuel and purchase power cost fluctuations, from amounts forecast, that the Company would retain or absorb could reach a maximum of $20 million per rate year. For the additional years of the rate proceeding's five-year plan (1996-1999), the 1995 monthly fuel cost would form the basis for the forecast.

               Beginning in 1991, the Company's rate agreements provided for NERAM, which permits the Company to reconcile actual results to forecast electric public sales gross margin as defined and utilized in establishing rates. Depending on the level of actual sales, a liability to customers was created if sales exceed the forecast and an asset recorded for a sales shortfall, thereby generally preserving recorded electric gross margin at the level forecast in established rates. The 1994 rate settlement provided for the operation of the NERAM through December 31, 1994. Recovery or refund of accruals pursuant to the NERAM is accomplished by a surcharge (either plus or minus) to customers over a twelve-month period, to begin when cumulative amounts reach certain specified levels. While the NERAM may be terminated in 1995, the recovery period of the outstanding balance as of December 31, 1994 will not be affected.

               In February 1994, the Company implemented a weather normalization clause for retail customers who use gas for heating to reflect the impact of variations from normal weather on a billing month basis for the months of October through May, inclusive. Normal weather is defined as the 30 year average daily high and low temperatures for the Company's main gas service territory. The weather normalization clause will only be activated if the actual weather deviates 2.2% or more from the normal weather. Weather normalization clause adjustments were not significant to 1994 gas revenues.

               Rate agreements since 1991 also include MERIT, under which the Company has the opportunity to achieve earnings above its allowed return on equity based on attainment of specified goals associated with its self-assessment process. The MERIT program provides for specific measurement periods and reporting for PSC approval of MERIT earnings. Approved MERIT awards are billed to customers over a period not greater than twelve months. The Company records MERIT earnings when attainment of goals is approved by the PSC or when objectively measured criteria are achieved. MERIT expires at the end of 1995.

          FEDERAL INCOME TAXES: As directed by the PSC, the Company defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized to Other Income and Deductions over the useful life of the underlying property.

          STATEMENT OF CASH FLOWS: The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

          RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial
          Statements to conform with the 1994 presentation.

          EXPOSURE DRAFT ON IMPAIRMENT OF ASSETS: In November 1993, the FASB issued an Exposure Draft on "Accounting for the Impairment of Long-Lived Assets". The Exposure Draft would require companies, including utilities, to assess the need to recognize a loss whenever events or circumstances occur which indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the future undiscounted net cash flows expected to be generated by an asset is less than its book value. The amount of the loss would be based on a comparison of book value to fair value. The Exposure Draft would also amend Statement of Financial Accounting
          Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71) to require writeoff of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset.

               The Exposure Draft, which is expected to become applicable in 1996, may have consequences to a number of utilities, including the Company, which are facing growing competitive threats that may erode future prices, and which have relatively high-cost nuclear generating assets and unregulated generator contracts. The Company is also faced with ratemaking proposals by the PSC Staff in the current 1995 and multi-year rate cases, and by the Administrative Law Judges (ALJ's) Recommended Decision in the 1995 case, that would likely result in asset impairment issues under the Exposure Draft provisions if the PSC Staff's proposals or the Recommended Decision are adopted by the PSC.
          See Management's Discussion and Analysis - "Regulatory Agreements/Proposals" for a more extensive discussion of the competitive threats facing the Company and of the PSC Staff's proposals and the ALJ's Recommended Decision.

               While the Company is unable to determine the financial consequences of applying the provisions of the Exposure Draft, if the PSC Staff's proposals and/or the ALJ's Recommended Decision are adopted, they would have a material adverse effect on the Company's financial position and results of operations.

          NOTE 2.  RATE AND REGULATORY ISSUES AND CONTINGENCIES
          -----------------------------------------------------

               In accordance with SFAS No. 71, the Company's financial statements reflect assets and costs based on ratemaking conventions, as approved by the PSC and the FERC. Certain expenses and credits, normally reflected in income as incurred, are only recognized when included in rates and recovered from or refunded to customers. Historically, all costs of this nature which are determined by the regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items detailed below will be afforded similar treatment.

               Continued accounting under SFAS No. 71 requires, among other things, that rates be designed to recover specific costs of providing regulated services and products and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers. When a utility determines it can no longer apply the provisions of SFAS No. 71 to all or a part of its operation, it must eliminate from its balance sheet, the effects of actions of regulators that had been recorded previously as assets and liabilities pursuant to SFAS No. 71 but which would have not been so accounted for by enterprises in general.

               The Company's proposed multi-year rate plan for 1995-1999 contemplates no change in this approach to such reporting, even though the plan recognizes that in a more competitive environment an effective response to the general pressure to manage costs and preserve or expand markets is vital to maintaining profitability. The Company's proposed plan includes the establishment of rates for 1995 on a cost of service basis, followed by an index-based approach to rates for 1996 through 1999. The index is based on inflation factors believed to be indicative of cost increases to be experienced by the Company. The proposal for 1996-1999 also includes adjustment factors related to events outside the Company's control and a mechanism for resetting rates if the expected return on equity falls below a minimum threshold. Therefore, the Company believes that it can continue to apply SFAS No. 71 under its multi-year rate proposal.

               The PSC Staff has proposed a multi-year ratesetting plan which the Company believes would require writedown of certain assets, would not permit the continued application of SFAS No. 71 to its generation operations and may similarly jeopardize application of SFAS No. 71 to its transmission and distribution operations under certain circumstances. The ALJ's Recommended Decision proposes to disallow from recovery approximately $18 million of unregulated generator costs, recommends a prudence investigation of the Company's unregulated generator contract practices absent a multi-year rate plan, proposes to reduce the level of departmental expenses and gross margin because of "lack of support" and states that the VERP savings could be used to further reduce the rate increase recommended. See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Regulatory Agreements/Proposals" for a discussion of the PSC Staff's and ALJ's proposals and potential financial consequences. In the event that the Company is required to writedown its assets, recognize a loss on uneconomic unregulated generator contracts and/or could no longer apply SFAS No. 71 to either its generation operations or to its entire electric business, a material adverse effect on its financial condition and results of operations would result.

               The Company believes the financial consequences to be of an order of magnitude that would adversely affect the Company's financial position and results of operations, its ability to access the capital markets on reasonable and customary terms, its dividend paying capacity, its ability to continue to make payments to unregulated generators and its ability to maintain current levels of service to its customers.

               The Company has recorded the following regulatory and other assets.

                                                         (In thousands)

                        At December 31,           1994            1993
           Income taxes recoverable           $  465,109      $  558,771
           Recoverable environmental
           restoration costs                     240,000         240,000
           Deferred finance charges              239,880         239,880
           Unamortized debt expense              153,047         154,210
           Deferred postretirement benefit        67,486          30,741
           costs
           Deferred recoverable energy costs      62,884          67,632
           Deferred unregulated generators'
           contract termination costs             38,286          50,680
           Deferred gas pipeline costs            17,000          31,000
           Other                                 129,750          91,313

           Total                              $1,413,442      $1,464,227

          INCOME TAXES RECOVERABLE represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. These amounts are amortized and recovered as the related temporary differences reverse. In January 1993, the PSC issued a Statement of Interim Policy on Accounting and Ratemaking Procedures that required adoption of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS No. 109) on a revenue-neutral basis.

          RECOVERABLE ENVIRONMENTAL RESTORATION COSTS represent the Company's share of the estimated costs to investigate and perform certain remediation activities at both Company-owned sites and non-owned sites with which it may be associated. Current rates provide an annual allowance to recover anticipated annual expenditures.

          DEFERRED FINANCE CHARGES represent the deferral of the discontinued portion of AFC related to construction work in progress (CWIP) at Unit 2 which was included in rate base. In 1985, pursuant to PSC authorization, the Company discontinued accruing AFC on CWIP for which a cash return was being allowed. This amount, which was accumulated in deferred debit and credit accounts up to the commercial operation date of Unit 2, awaits future disposition by the PSC. A portion of the deferred credit could be utilized to reduce future revenue requirements over a period shorter than the life of Unit 2, with a like amount of deferred debit amortized and recovered in rates over the remaining life of Unit 2.

          UNAMORTIZED DEBT EXPENSE represents the costs to issue long-term debt securities including premiums on certain debt retirements prior to maturity. These amounts are amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

          DEFERRED POSTRETIREMENT BENEFIT COSTS represent the excess of such costs recognized in accordance with Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) over the amount received in rates. In accordance with the PSC policy statement, postretirement benefit costs other than pensions are being phased-in to rates over a five-year period and amounts deferred will be amortized and recovered over a period not to exceed 20 years.

          DEFERRED RECOVERABLE ENERGY COSTS includes the difference between actual fuel costs and the fuel revenues received through the Company's fuel adjustment clause. The balance also includes the unamortized portion of the Company's mandated contribution to decommission the Department of Energy's (DOE) uranium enrichment facilities. The costs to decommission DOE facilities result from the Energy Policy Act of 1992, which requires domestic utilities to contribute amounts, escalated for inflation, based upon the amount of uranium enriched by DOE for each utility. The fuel costs are amortized as they are collected from customers while the costs to decommission the DOE facilities are being amortized and recovered, as a fuel cost, over a period ending in 2006.

          DEFERRED UNREGULATED GENERATORS' CONTRACT TERMINATION COSTS represent the Company's cost to buy out certain unregulated generator projects. Approximately $15 million of these costs are currently being recovered over a three-year period beginning in 1994. The remaining costs are being addressed in the Company's current rate filing.

          DEFERRED GAS PIPELINE COSTS represent the estimated restructuring costs the Company anticipates incurring as a result of FERC Order No. 636. These costs are treated as a cost of purchased gas and are recoverable through the operation of the gas adjustment clause mechanism, or direct surcharge to transportation customers over a period of approximately 7 years beginning in 1994, with recovery more heavily weighted in the first 3 years.

               All other regulatory assets are generally being amortized over various periods or addressed in the Company's current rate filing under a provision which proposes recovery using a one-year rate surcharge.

               The above regulatory assets are generally not included in rate base (and therefore do not earn a return) either because an outlay of funds has not yet occurred or as a result of regulatory policy.

          NOTE 3.  NUCLEAR OPERATIONS
          ---------------------------

               The Company is the owner and operator of the 613 MW Unit 1 and the operator and a 41% co-owner of the 1,062 MW Unit 2. Unit 1 was placed in commercial operation in 1969 and Unit 2 in 1988.

          UNIT 1 ECONOMIC STUDY: Under the terms of a previous regulatory agreement, the Company agreed to prepare and update studies of the advantages and disadvantages of continued operation of Unit
          1. The 1990 study recommended continued operation of Unit 1 over the next fuel cycle, and the 1992 study indicated that the Unit could continue to provide benefits for the term of its license
          (2009) if operating costs could be reduced and generating output improved above its then historical average.

               The 1994 study again confirmed that continued operation over the remaining term of its license is warranted. The Company will continue as a matter of course to examine the economic and strategic issues related to operation of all its generating units.

               The operating experience at Unit 1 has improved substantially since the prior study. At December 31, 1994, Unit 1's capacity factor has been about 94% since the 1993 refueling outage.

               The Company's net investment in Unit 1 is approximately $575 million, exclusive of decommissioning costs.

          UNIT 1 STATUS: A scheduled refueling outage began on February 8, 1995. Using the net design electric rating as a basis, Unit 1's capacity factor for 1994 was approximately 92%. Using NRC guidelines, which reflect net maximum dependable capacity during the most restrictive seasonal conditions, Unit 1's capacity factor was approximately 99%.

          UNIT 2 STATUS: The next refueling outage is scheduled to begin in April 1995. Using the net design electric rating as a basis, Unit 2's capacity factor for 1994 was approximately 90%. Using NRC guidelines as described above, Unit 2's capacity factor was approximately 96%.

          NUCLEAR PLANT DECOMMISSIONING: The Company estimates the cost of decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 1994 as follows:
                                                Unit 1            Unit 2
               Site Study (year)                1994              1989 (a)
               End of Plant Life (year)         2009              2026
               Radioactive Dismantlement
                 to Begin (year)                2026              2029

               Method of Decommissioning       Delayed         Immediate
                                               Dismantlement  Dismantlement

               Cost of Decommissioning (in 1994 dollars) (In millions)

                  Radioactive Components          $344            $207
                  Non-radioactive Components        51              33
                  Fuel Dry Storage/Continuing Care 132              50

                                                  $527            $290

               (a) The estimate of Unit 2's decommissioning costs was updated by extrapolating data from the updated Unit 1 decommissioning estimate. The Unit 2 estimate should be considered preliminary, as the Company expects to perform a more detailed study in 1995.

               The Company estimates by the time decommissioning is completed, the above costs will ultimately amount to $1.4 billion and $1.0 billion for Unit 1 and Unit 2, respectively, using 2.3% as an initial inflation factor. This factor increases gradually, reaching a maximum of 3.4% in the year 2004 and for the years thereafter.

               In addition to the costs mentioned above, the Company expects to incur post-shutdown costs for plant rampdown, insurance and property taxes. In 1994 dollars, these costs are expected to amount to $110 million and $80 million for Unit 1 and the Company's share of Unit 2, respectively. The amounts will escalate to $235 million and $405 million for Unit 1 and the Company's share of Unit 2, respectively.

               Based upon a 1989 study the Company had previously estimated the cost to decommission Unit 1 to be approximately $416 million in 2009 ($263 million in 1994 dollars). In addition, non-radioactive dismantlement costs were estimated to be $25 million in 1994 dollars. The 1989 estimate was based upon a dismantlement of Unit 1 at the end of its useful life in 2009. The $527 million estimate assumes a delayed dismantlement to coincide with Unit 2 and was prepared in connection with the Economic Study discussed above. The estimate differs from the 1989 estimate primarily due to an increase in burial costs and the inclusion of nuclear fuel storage charges and costs for continuing care. The delayed dismantlement approach should be the most economic after applying the Company's current weighted average cost of capital.

               The Company, in a 1989 study, estimated its 41% share of the cost to decommission Unit 2 to be $316 million in 2026 dollars ($112 million in 1994 dollars). In addition, the Company's share of non-radioactive dismantlement cost were estimated to be $18 million (in 1994 dollars). The $290 million estimate differs from the 1989 study primarily due to an increase in burial costs and the inclusion of nuclear fuel storage charges and costs for continuing care.

               Decommissioning costs recovered in rates are reflected in Accumulated Depreciation and Amortization on the Balance Sheet and amount to $134.1 million and $113.9 million at December 31, 1994 and 1993, respectively for both Units. The annual allowance for Unit 1 and the Company's share of Unit 2 for the years ended December 31, 1994, 1993 and 1992 was approximately $18.7, $18.7 and $23.1 million, respectively. These amounts were based on the 1989 study. The FASB has added to its agenda a project on accounting for obligations for decommissioning of nuclear power plants. See Note 1 - "Depreciation, Amortization and Nuclear Generating Plant Decommissioning Costs".

               NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning contaminated portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. As of December 31, 1994, the fair value of funds accumulated in the Company's external trusts were $74.0 million for Unit 1 and $18.7 million for its share of Unit 2. The investments are included in Other property and investments. Earnings on the external trust aggregated $13.1 million through December 31, 1994 and, because they are available to fund decommissioning, have also been included in Accumulated Depreciation and Amortization. See Note 10 - "Disclosures about Fair Value of Financial Instruments". Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund which has an accumulated balance of $37.1 million at December 31, 1994.

               The NRC minimum decommissioning cost calculation is based upon a 1986 cost estimate escalated by increases in labor, energy, and burial cost factors. A substantial increase in burial costs, partly offset by reduced estimates in the volumes of waste to be disposed, increased the NRC minimum requirement for Unit 1 to $381 million in 1994 dollars and the Company's share of Unit 2 to $173 million in 1994 dollars. The Company's 1995 rate filing includes an aggregate increase of $8 million in decommissioning allowances to reflect funding to the increased NRC minimum requirements. In its next rate filing the Company intends to seek decommissioning allowances necessary to fund to the Company's 1994 decommissioning estimates discussed above. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. The Company believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process.

          NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, the Company maintains the required $200 million of nuclear liability insurance.

               In 1993, the statutory liability limits for the protection of the public under the Price-Anderson Amendments Act of 1988 (the Act) were further increased. With respect to a nuclear incident at a licensed reactor, the statutory limit, which is in excess of the $200 million of nuclear liability insurance, is currently $8.3 billion without the 5% surcharge discussed below. This limit would be funded by assessments of up to $75.5 million against each of the 110 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor per year. Such assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims.

               The Company's interest in Units 1 and 2 could expose it to a potential loss, for each accident, of $111.8 million through assessments of $14.1 million per year in the event of a serious nuclear accident at its own or another licensed U.S. commercial nuclear reactor. The amendments also provide, among other things, that insurance and indemnity will cover precautionary evacuations, whether or not a nuclear incident actually occurs.

          NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the Nuclear Insurance Pools (ANI/MRP). In addition, there is $1.4 billion, in excess of the $500 million primary nuclear insurance, with Nuclear Electric Insurance Limited (NEIL) and $850 million, which is also in excess of the $500 million primary and the $1.4 billion excess nuclear insurance, also with NEIL. The total nuclear property insurance is $2.75 billion. NEIL is a utility industry-owned mutual insurance company chartered in Bermuda. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. The insurance provides coverage for outages for 156 weeks, after a 21-week waiting period.

               NEIL insurance is subject to retrospective premium adjustment under which the Company could be assessed up to approximately $17.2 million per loss.

          LOW LEVEL RADIOACTIVE WASTE: The Federal Low Level Radioactive Waste Policy Act as amended in 1985 requires states to join compacts or to individually develop their own low level radioactive waste disposal site. In response to the Federal law, New York State decided to develop its own site because of the large volume of low level radioactive waste it generates, and committed to develop a plan for the management of low level radioactive waste in New York State during the interim period until a disposal facility is available.

               New York State is still developing disposal methodology and acceptance criteria for a disposal facility. The latest New York State low level radioactive waste site development schedule now assumes two possible siting scenarios, a volunteer approach and a non-volunteer approach, either of which would begin operation in 2001. Effective July 1, 1994, access to the Barnwell, South Carolina waste disposal facility was denied by the state of South Carolina, to out-of-region low level radioactive waste generators, including New York State. The Company has implemented a low level radioactive waste management program so that Unit 1 and Unit 2 are prepared to properly handle interim on-site storage of low level radioactive waste for at least a 10 year period.

          NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per kilowatt-hour of net generation for current disposal of nuclear fuel and provides for a determination of the Company's liability to the Department of Energy (DOE) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until 1998, the year in which the Company had initially planned to ship irradiated fuel to an approved DOE disposal facility. See Note 5 - Capitalization. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. The Company does not anticipate that the DOE will accept all of its spent fuel immediately upon opening of the facility, but rather expects a transfer period of as long as 20 years. The Company has several alternatives under consideration to provide additional storage facilities, as necessary. Each alternative will likely require NRC approval, may require other regulatory approvals and would likely require the incurrance of additional costs. The Company does not believe that the possible unavailability of the DOE disposal facility until 2010 will inhibit operation of either Unit.

          NOTE 4.  JOINTLY-OWNED GENERATING FACILITIES
          --------------------------------------------

               The following table reflects the Company's share of jointly-owned generating facilities at December 31, 1994. The Company is required to provide its respective share of financing for any additions to the facilities. Power output and related expenses are shared based on proportionate ownership. The Company's share of expenses associated with these facilities is included in the appropriate operating expenses in the Consolidated Statements of Income.

                                                            In thousands of dollars

                                     Percentage                   Accumulated   Construction
                                     Ownership    Utility Plant  depreciation      work in
                                                                                  progress

           Roseton Steam Station
             Units No. 1 and 2 (a)        25         $   93,090      $ 46,625        $ 2,679

           Oswego Steam Station
             Unit No. 6 (b)               76         $  270,498      $106,343        $ 5,143

           Nine Mile Point Nuclear
             Station Unit No. 2 (c)       41         $1,504,185      $252,747        $12,029


            (a) The remaining ownership interests are Central Hudson Gas and Electric Corporation, the operator of the plant
                (35%), and Consolidated Edison Company of New York, Inc. (40%).  On March 30, 1994, the Company and Central
                Hudson Gas and Electric Corporation (CHG&E) terminated and cancelled the 1987 agreement where CHG&E had agreed to acquire the Company's 25% interest in the plant in ten equal installments of 2.5% (30 mw.) starting on
                December 31, 1994 and on each December 31 thereafter.  The cancellation agreement is subject to PSC approval.
                Output of Roseton Units No. 1 and 2, which have a capability of 1,200,000 kw., is shared in the same proportions as the cotenants' respective ownership interests.

            (b) The Company is the operator.  The remaining ownership interest is Rochester Gas and Electric Corporation (24%).
                Output of Oswego Unit  No. 6, which has a capability of 850,000 kw., is shared in the same  proportions as the cotenants' respective ownership interests.

            (c) The Company is the operator.  The remaining ownership interests are Long Island Lighting Company (18%), New
                York State Electric and Gas Corporation (18%), Rochester Gas and Electric Corporation (14%), and Central Hudson
                Gas and Electric Corporation (9%).  Output of Unit 2, which has a capability of 1,062,000 kw., is shared in the same proportions as the cotenants' respective ownership interests.
          /TABLE

          NOTE 5.  CAPITALIZATION
          -----------------------

          CAPITAL STOCK

               The Company is authorized to issue 185,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1992, 1993 and 1994:

                                   Common Stock $1 par value            Preferred Stock $100 par value

                                                                             Non-
                                   Shares            Amount*        Shares        Redeemable*        Redeemable*
          December 31, 1991     136,099,654         $136,100       2,490,000      $210,000           $39,000 (a)

          Issued                  1,059,953             1,060          -               -                   -

          Redemptions                                               (78,000)         -                (7,800)

          Foreign currency
          translation adjustment
          ---------------------------------------------------------------------------------------------------------
          December 31, 1992:    137,159,607          137,160       2,412,000       210,000            31,200 (a)

          Issued                  5,267,450            5,267            -            -                   -

          Redemptions                                               (18,000)        -                (1,800)

          Foreign currency
          translation adjustment
          ---------------------------------------------------------------------------------------------------------
          December 31, 1993:    142,427,057          142,427       2,394,000       210,000            29,400 (a)

          Issued                  1,884,409            1,884            -            -                   -

          Redemptions                                                (18,000)        -                (1,800)

          Foreign currency
          translation adjustment
          ---------------------------------------------------------------------------------------------------------
          December 31, 1994:    144,311,466         $144,311       2,376,000       210,000           $27,600 (a)
          ---------------------------------------------------------------------------------------------------------
          * In thousands of dollars
          (a) Includes sinking fund requirements due within one year.
          /TABLE

                                      Preferred Stock $25 par value
                                                    Non-                          Capital Stock Premium
                                Shares              Redeemable*    Redeemable*    and Expense (Net)*
          December 31, 1991      11,222,005         $ 80,000       $200,550 (a)   $1,650,312

          Issued               -                   -              -             18,401

          Redemptions            (1,366,000)            -           (34,150)         796

          Foreign currency
          translation adjustment                                                   (11,494)
          ---------------------------------------------------------------------------------------------------------
          December 31, 1992:      9,856,005           80,000         166,400 (a)   1,658,015

          Issued                  -                 -                -          111,497

          Redemptions            (1,816,000)             -            (45,400)        (2,471)

          Foreign currency
          translation adjustment                                                      (4,335)
          ---------------------------------------------------------------------------------------------------------

          December 31, 1993:      8,040,005           80,000         121,000 (a)     1,762,706

          Issued                6,000,000              -            150,000          27,630

          Redemptions          (1,266,000)                           (31,650)         (4,619)

          Foreign currency
          translation adjustment                                                      (6,213)
          ---------------------------------------------------------------------------------------------------------
          December 31, 1994:     12,774,005         $ 80,000        $239,350 (a)  $1,779,504
          ---------------------------------------------------------------------------------------------------------
          * In thousands of dollars
          (a) Includes sinking fund requirements due within one year.
          The cumulative amount of foreign currency translation adjustment at December 31, 1994 was $(13,313).

          /TABLE

          NON-REDEEMABLE PREFERRED STOCK (Optionally Redeemable)
          ------------------------------------------------------

            The Company has certain issues of preferred stock which provide for optional redemption at December 31, as follows:


                                                    Redemption price per share
                               In thousands of     (Before adding accumulated dividends)
                                   dollars


      Series         Shares    1994      1993

      Preferred $100 par value:
      3.40%         200,000  $20,000    $20,000       $103.50
      3.60%         350,000   35,000     35,000        104.85
      3.90%         240,000   24,000     24,000        106.00
      4.10%         210,000   21,000     21,000        102.00
      4.85%         250,000   25,000     25,000        102.00
      5.25%         200,000   20,000     20,000        102.00
      6.10%         250,000   25,000     25,000        101.00
      7.72%         400,000   40,000     40,000        102.36

      Preferred $25 par
      value:
      Adjustable Rate

        Series A  1,200,000    30,000    30,000        25.00

        Series C  2,000,000    50,000    50,000        25.75(1)


                             $290,000   $290,000


     (1)  Eventual minimum $25.00.
     /TABLE


          MANDATORILY REDEEMABLE PREFERRED STOCK
          --------------------------------------

            The Company has certain issues of preferred stock which provide for mandatory and optional redemption at December 31, as follows:

                                                                    Redemption price per
                           Shares            In thousands of                share
                                                 dollars               (Before adding
                                                                   accumulated dividends)


                                                                               Eventual
      Series           1994       1993      1994        1993         1994      minimum

     Preferred $100 par value:
       7.45% (a)    276,000    294,000     $ 27,600   $ 29,400     $102.41     $100.00

      Preferred $25 par
      value:
       7.85% (a)    914,005    914,005       22,850     22,850       (b)         25.00
       8.375% (a)   400,000    500,000       10,000     12,500       25.33       25.00
       8.70% (a)    200,000    600,000        5,000     15,000       25.25       25.00
       8.75%             -     600,000         -        15,000       25.25       25.00
       9.50%        6,000,000       -       150,000       -          (c)         25.00
       9.75% (a)      210,000  276,000        5,250      6,900       25.13       25.00

      Adjustable
      Rate          1,850,000  1,950,000     46,250     48,750       25.00       25.00
      Series B (a)

                                            266,950    150,400


      Less sinking fund
      requirements                           10,950     27,200

                                           $256,000   $123,200

      (a) These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which the Company may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45% series). The option to redeem additional amounts is not cumulative.

      (b) Not redeemable until 1996.

      (c) Not redeemable until 1999.


          The Company's five year mandatory sinking fund redemption requirements for preferred stock, in thousands, for 1995 through 1999 are as follows:  $10,950;
      $9,150; $10,120; $10,120; and $7,620, respectively.


          LONG-TERM DEBT
          --------------

            Long-term debt at December 31, consisted of the following:

                                                  In thousands of dollars

                Series                    Due   1994                 1993


                First mortgage bonds:
                8 7/8%                   1994   $     -       $150,000
                4 5/8%                   1994         -         40,000
                5 7/8%                   1996     45,000        45,000
                6 1/4%                   1997     40,000        40,000
                6 1/2%                   1998     60,000        60,000
                10 1/4%                 1999**        -        100,000
                10 3/8%                 1999**        -        100,000
                9 1/2%                   2000    150,000       150,000
                6 7/8%                   2001    210,000          -
                9 1/4%                   2001    100,000       100,000
                5 7/8%                   2002    230,000       230,000
                6 7/8%                   2003     85,000        85,000
                7 3/8%                   2003    220,000       220,000
                    8%                   2004    300,000       300,000
                6 5/8%                   2005    110,000       110,000
                9 3/4%                   2005    150,000       150,000
                *6 5/8%                  2013     45,600       45,600
                *11 1/4%                2014**     -           75,690
                *11 3/8%                2014**     -           40,015
                9 1/2%                  2021     150,000      150,000

                8 3/4%                  2022    150,000       150,000
                8 1/2%                  2023    165,000       165,000
                7 7/8%                  2024    210,000       210,000
                *8 7/8%                 2025     75,000        75,000
                *7.2%                   2029    115,705           -

                Total First Mortgage Bonds      2,611,305     2,791,305
                Promissory notes:
                *Adjustable Rate Series due
                  July 1, 2015                   100,000      100,000
                  December 1, 2023                69,800      69,800
                  December 1, 2025                75,000      75,000
                  December 1, 2026                50,000      50,000
                  March 1, 2027                   25,760      25,760
                  July 1, 2027                    93,200      93,200
                Unsecured notes payable:
                Medium Term Notes, Various        45,000      55,500
                rates, due 1994-2004
                Swiss Franc Bonds due December    50,000      50,000
                15, 1995
                Revolving Credit Agreement        99,000         -
                Other                            169,421      176,888
                Unamortized premium (discount)   (12,641)     (12,656)

                TOTAL LONG-TERM DEBT            3,375,845     3,474,797
                Less long-term debt due within     77,971      216,185
                one year

                                                $3,297,874    $3,258,612

                 *Tax-exempt pollution control related
                issues
                **Retired prior to maturity
               /TABLE

               Several series of First Mortgage Bonds and Notes were issued to secure a like amount of tax-exempt revenue bonds issued by the New York State Energy Research and Development Authority (NYSERDA). Approximately $414 million of such bonds bear interest at a daily adjustable interest rate (with a Company option to convert to other rates, including a fixed interest rate which would require the Company to issue First Mortgage Bonds to secure the debt) which averaged 2.76% for 1994 and 2.14% for 1993 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and the Company, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at the Company's generating facilities or to refund outstanding tax-exempt bonds and notes.

               The $115.7 million of tax-exempt bonds due 2014 were refinanced at 7.2% during 1994 pursuant to a forward refunding agreement entered into in 1992.

               Notes payable include a Swiss franc bond issue maturing in 1995 equivalent to $50 million in U.S. funds. Simultaneously with the sale of these bonds, the Company entered into a currency exchange agreement to fully hedge against currency exchange rate fluctuations.

               Other long-term debt in 1994 consists of obligations under capital leases of approximately $44.3 million, a liability to the U.S. Department of Energy for nuclear fuel disposal of approximately $97.4 million (see Note 3 - "Nuclear Fuel Disposal Costs") and liabilities for unregulated generator contract terminations of approximately $27.7 million (see Note 9 - "Long-term Contracts for the Purchase of Electric Power").

               Certain of the Company's debt securities provide for a mandatory sinking fund for annual redemption. The aggregate maturities of long-term debt for the five years subsequent to December 31, 1994, excluding capital leases, are approximately $73 million, $61 million, $145 million, $164 million and $0, respectively.

          NOTE 6.  Bank Credit Arrangements
          ---------------------------------

               At December 31, 1994, (excluding HYDRA-Co Enterprises, Inc. which was sold January 9, 1995), the Company had $580 million of bank credit arrangements with 16 banks. These credit arrangements consisted of $200 million in commitments under a Revolving Credit Agreement, $199 million in one-year commitments under Credit Agreements, $111 million in lines of credit and $70 million under a Bankers Acceptance Facility Agreement. The Revolving Credit Agreement extends into 1997 and the interest rate applicable to borrowing is based on certain rate options available under the Agreement. All of the other bank credit arrangements are subject to review on an ongoing basis with interest rates negotiated at the time of use. The Company also issues commercial paper. Unused bank credit facilities are held available to support the amount of commercial paper outstanding. In addition to these credit arrangements, the Company had outstanding at December 31, 1994, $161 million in bank loans which expire in 1995 and which the Company expects to renew.

               The Company pays fees for substantially all of its bank credit arrangements. The Bankers Acceptance Facility Agreement, which is used to finance the fuel inventory for the Company's generating stations, provides for the payment of fees only at the time of issuance of each acceptance.

               The following table summarizes additional information applicable to short-term debt:


                                              In thousands of dollars
               At December 31,                 1994           1993
               Short-term debt:
                 Commercial paper  . . . .   $ 84,750       $210,016
                 Notes payable . . . . . .    321,000        153,000
                 Bankers acceptances . . .     11,000          5,000
                                             $416,750       $368,016
               Weighted average interest
               rate (a)                . .      6.21%          3.60%
               ----------------------------------------------------------------------------------
               For Year Ended December 31:

               Daily average outstanding .    $342,801      $165,458

               Monthly weighted average interest
               rate (a)          . . . . .      4.71%           3.72%

               Monthly amount outstanding     $497,700       $368,016

               ----------------------------------------------------------------------------------
               (a) Excluding fees.


          /TABLE

          NOTE 7.  FEDERAL AND FOREIGN INCOME TAXES
          -----------------------------------------

               Components of United States and foreign income before income taxes:

                                                      In thousands of dollars
                                                  1994        1993     1992
          United States . . . . . . . . . .   $291,501   $438,914    $410,283
          Foreign . . . . . . . . . . . . .     15,475    (24,845)     18,394
          Consolidating eliminations  . . .    (18,523)     4,837     (16,741)


          Income before income taxes  . . .   $288,453   $418,906    $411,936

               Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

          Summary Analysis:                                In thousands of dollars

                                                 1994      1993        1992
          Components of Federal and foreign income taxes:

          Current tax expense: Federal  . .  $117,314    $118,918    $119,929
                         Foreign  . . . . .      4,423      8,445         915
                                               121,737    127,363     120,844
          Deferred tax expense:Federal  . .     (6,931)    35,152      54,858
                 Foreign  . . . . . . . . .      3,028       -          7,531
                                                (3,903)    35,152      62,389
          Income taxes included in
           Operating Expenses . . . . . . .    117,834     162,515      183,233
          Current Federal and foreign income
           tax credits included in
           Other Income and Deductions  . .    (11,507)    (16,061)    (31,787)
          Deferred Federal and foreign income
           tax expense included in Other
           Income and Deductions  . . . . .      5,142     621        4,058
              Total                           $111,469   $147,075    $155,504

          Reconciliation between Federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

            Computed tax                         100,959    $146,617   $140,058
            Reduction (increase) attributable to flow-through of certain tax adjustments:

            Depreciation  . . . . . . . . .    (33,328)   (35,153)    (37,543)
            Allowance for funds used during
               construction . . . . . . . .      3,291     2,951        11,205
            Cost of removal . . . . . . . .      8,908      7,822       6,845

            Deferred investment tax credit
              amortization  . . . . . . . .      8,018     8,018         8,024
            Other . . . . . . . . . . . . .      2,601     15,904      (3,977)
                                               (10,510)      (458)    (15,446)
            Federal and foreign income taxes  $111,469   $147,075    $155,504
          /TABLE


               At December 31, the deferred tax liabilities (assets) were comprised of the following:


                                                                               (In thousands)
                                                                        1994            1993

                                        Alternative minimum tax         $  (93,893)     $  (95,071)
                                        Unbilled revenue                   (98,201)        (82,829)

                                        Other                             (258,621)       (163,256)

                                             Total deferred tax assets    (450,715)       (341,156)
                                        Depreciation related             1,398,695       1,387,244

                                        Investment tax credit related       95,325         108,140
                                        Other                              215,158         190,031

                                             Total deferred tax          1,709,178       1,685,415
                                        liabilities

                                        Accumulated deferred income     $1,258,463      $1,344,259
                                        taxes

          /TABLE

          NOTE 8.  PENSION AND OTHER RETIREMENT PLANS
          -------------------------------------------

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

               During 1994, the Company offered an early retirement program and a voluntary separation program (together the VERP) to reduce the Company's staffing levels and streamline operations. The VERP, which included both represented and non represented employees, was accepted by approximately 1,400 employees. The following table sets forth the components and allocation of the costs of the programs:

                             (In thousands of dollars)
          Plan                           Electric     Gas         Total
          Pension benefits                $107,800     $ 6,200     $114,000
          Other Postretirement benefits     75,900       4,300       80,200
          Other Postemployment benefits     16,800         900       17,700
                                           200,500      11,400      211,900
          Less: allocation to
           cotenant and other ventures       3,900          -         3,900

          Cost                             $196,600     $11,400   $208,000


               Included in 1994 operating expenses is a one-time charge of $196.6 million, representing the cost of the VERP allocable to electric customers. The Company has recorded a regulatory asset for the portion of the VERP cost allocable to gas customers of approximately $11.4 million, which it has proposed to recover over a five-year period beginning in 1995.

               Net pension cost for 1994, 1993 and 1992 included the following components:


                                           In thousands of dollars

                                         1994        1993       1992


           Service cost - benefits    $  30,400   $  30,100  $  27,100
           earned during the period

           Interest cost on              62,700     54,200      48,800
           projected benefit
           obligation

           Actual return on Plan          7,700   (106,100)  (59,600)
           assets

           Net amortization and       (63,600)      38,700       6,900
           deferral

           Net pension cost             37,200      16,900      23,200

           VERP costs                  114,000        -            -
           Regulatory asset             (6,200)       -            -


           Total pension cost (1)     $145,000    $ 16,900   $  23,200

            (1)$5.9 million for 1994, $5.6 million for 1993 and $6.2 million for 1992 was related to construction labor and, accordingly, was charged to construction projects.
          /TABLE

               The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated
          Balance Sheets:
                                                             In thousands of
                                                                 dollars

                               At December 31,              1994         1993

           Actuarial present value of accumulated
           benefit obligations:
           Vested benefits                                $640,689    $ 501,900

             Non-vested benefits                            69,642       64,973

           Accumulated benefit obligations                 710,331      566,873

           Additional amounts related to projected pay     222,667      236,906
           increases

           Projected benefits obligation for service       932,998      803,779
           rendered to date

           Plan assets at fair value, consisting
           primarily of listed stocks, bonds, other        893,313      913,200
           fixed income obligations and insurance
           contracts

           Plan assets in excess of (less than)
           projected benefit obligations                  (39,685)     109,421

           Unrecognized net obligation at January 1,
           1987 being recognized over approximately 19      27,122       32,392
           years

           Unrecognized net gain from actual return on
           plan assets different from that assumed
                                                          (58,379)    (114,536)
           Unrecognized net gain from past experience
           different from that assumed and effects of
           changes in assumptions amortized over 10        (67,857)   (39,652)
           years

           Prior service cost not yet recognized in net     44,421       49,613
           periodic pension cost

           Pension asset (liability) included in the      $(94,378)   $  37,238
           consolidated balance sheets

           Principle Actuarial Assumptions (%):
                Discount Rate                          8.00           7.30
                Rate of increase in future compensation
                 levels (plus merit increases)         3.25           3.25
                Long-term rate of return on
                 plan assets                           8.75           9.00


          /TABLE

               In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits for active and retired employees and dependents. Under current policies, substantially all of the Company's employees may be eligible for continuation of some of these benefits upon normal or early retirement.

               The Company accounts for the cost of these benefits in accordance with PSC policy requirements which generally comply with SFAS No. 106. This Statement, which was implemented beginning in 1993, requires accrual accounting by employers for postretirement benefits other than pensions reflecting currently earned benefits. The 1992 cost of these benefits was approximately $16.7 million. The Company has various trusts to fund its future OPEB obligation. The Company made contributions to such trusts, equal to the amount received in rates, of approximately $24 million and $12 million in 1994 and 1993, respectively.

               Net postretirement benefit cost for 1994 and 1993 included the following components:

                                                         In thousands of dollars

                                                         1994       1993


           Service cost - benefits                       $  15,000   $12,300
           attributed to service during the period
           Interest cost on accumulated benefit             40,200     32,800
           obligation
           Actual return on plan assets                      (900)      -
           Amortization of the transition obligation         20,200    20,400
           over 20 years
           Net amortization                                   8,900       -

           Net postretirement benefit cost                   83,400    65,500
           VERP costs                                        80,200      -
           Regulatory asset                                  (4,300)     -

           Total postretirement benefit cost               $159,300    $65,500

           /TABLE


               The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated
          Balance Sheet:

                                                 In thousands of dollars

                                                            1994        1993
                     At December 31,

           Actuarial present value of accumulated benefit
           obligation:
                Retired and surviving spouses               $371,223     $224,936
                Active eligible                               20,400       73,474
                Active ineligible                            208,900      220,420

           Accumulated benefit obligation                    600,523      518,830

           Plan assets at fair value, consisting primarily
           of listed stocks, bonds and other fixed            36,754       11,967
           obligations
           Accumulated postretirement benefit obligation     563,769      506,863
           in excess of plan assets

           Unrecognized net loss from past experience         71,939       82,756
           different from that assumed and effects of changes in assumptions

           Unrecognized transition obligation being
           amortized over 20 years                           337,336      388,600

           Accrued postretirement benefit liability
           included in the consolidated balance sheet       $154,494     $ 35,507


           Principal actuarial assumptions (%):

                Discount rate                                8.00   7.30
                Long-term rate of return on plan assets      8.75    -
                Health care cost trend rate:
                  Pre-65                                    12.00  10.05
                  Post-65                                    9.00   7.05
          /TABLE

               At December 31, 1994, the assumed health cost trend rates gradually decline to 5.75% in 1999. If the health care cost trend rate was increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1994 would increase by approximately 11.2% and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year would increase by approximately 12.7%.

               On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This Statement requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. The Company previously accounted for such costs on a cash basis. At December 31, 1994, the Company's postemployment benefit obligation is approximately $26.3 million, including the portion of the obligation related to the VERP. The Company has absorbed in 1994 earnings, $16.8 million related to the postemployment benefit portion of VERP costs allocated to the electric business and has recorded a regulatory asset of approximately $9.5 million, the majority of which is expected to be recovered equally over three years beginning in 1995.

          NOTE 9.  COMMITMENTS AND CONTINGENCIES
          --------------------------------------

          CONSTRUCTION PROGRAM: The Company is committed to an ongoing construction program to assure delivery of its electric and gas services. The Company presently estimates that the construction program for the years 1995 through 1999 will require approximately $1.7 billion, excluding AFC and nuclear fuel. For the years 1995 through 1999, the estimates are $341 million, $341 million, $343 million, $344 million and $344 million, respectively. These amounts are reviewed by management as circumstances dictate.

          LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: At January 1, 1995, the Company had long-term contracts to purchase electric power from the following generating facilities owned by the New York Power Authority (NYPA):

                                                                Purchased         Estimated
                   Facility            Expiration date of        capacity           annual
                                            contract              in kw.        capacity cost

           Niagara - hydroelectric             2007             926,000(a)       $23,200,000
           project

           St. Lawrence -                      2007             104,000            1,300,000
           hydroelectric project
           Blenheim-Gilboa - pumped
           storage generating                  2002             270,000            7,500,000
           station

           Fitzpatrick - nuclear            year-to-year
           plant                               basis             74,000(b)         7,900,000

                                                              1,374,000          $39,900,000

            (a) 926,000 kw for summer of 1995; 951,000 kw for winter of 1995-96.

            (b)  74,000 kw for summer of 1995; 110,000 kw for winter of 1995-96.
          /TABLE

               The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts was approximately $85.1 million, $72.2 million and $64.4 million for the years 1994, 1993 and 1992, respectively.

               Under the requirements of the Federal Public Utility Regulatory Policies Act of 1978, the Company is required to purchase power generated by unregulated generators, as defined therein. At December 31, 1994, the Company had virtually all unregulated generator capacity scheduled to come into service on line, totaling approximately 2,592 MW of capacity of which 2,273 MW is considered firm. The following table shows the payments for fixed capacity costs and energy the Company estimates it will be obligated to make under these contracts. The payments are subject to the tested capacity and availability of the facilities, scheduling and price escalation.

                                      (In thousands of dollars)
                                Fixed
                     Year       Costs      Energy         Total

                     1995   $  201,000  $  840,000   $  1,041,000

                     1996      232,000     859,000      1,091,000

                     1997      246,000     906,000      1,152,000

                     1998      269,000     944,000      1,213,000
                     1999      271,000     991,000      1,262,000


          /TABLE

               The fixed costs relate to contracts with 10 facilities where the Company is required to make fixed payments, including payments when a facility is not operating but available for service. These 10 facilities account for approximately 708 MW of capacity, with contract lengths ranging from 20 to 35 years. The terms of these contracts allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company estimates the fixed payments under these contracts will aggregate to approximately $7.5 billion over their terms. Contracts relating to the remaining facilities in service at December 31, 1994, require the Company to pay only when energy is delivered. The Company currently recovers both capacity and energy payments to unregulated generators through base rates and/or through the FAC. The Company has proposed to recover such costs through the FAM beginning in 1995.

               The Company paid approximately $960 million, $736 million and $543 million in 1994, 1993 and 1992 for 14,794,000 mwhrs,
          11,720,000 mwhrs and 8,632,000 mwhrs, respectively, of electric power under all unregulated generator contracts.

               In an effort to reduce the costs associated with unregulated generators, at December 31, 1994, the Company had agreed to buy out 15 projects consisting of 453 MW of capacity. See Note 2 - Rate and Regulatory Issues and Contingencies and Note 5 - Capitalization. Additionally, the Company has entered into agreements with 41 projects, comprising 1,153 MW of capacity, which allow the Company to curtail purchases from these unregulated generators when demand is low. The Company expects to continue efforts of these types into the future, to control its power supply and related costs, but at this time cannot predict the outcome of such efforts.

          SALE OF CUSTOMER RECEIVABLES: The Company has an agreement whereby it can sell an undivided interest in a designated pool of customer receivables, including accrued unbilled electric revenues, up to a maximum of $200 million. At December 31, 1994 and 1993, respectively, $200 million of receivables had been sold under this agreement. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold.

          TAX ASSESSMENTS: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Unit 2. The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations.

          LITIGATION: In March 1993, a complaint was filed in the Supreme Court of the State of New York, Albany County, against the Company and certain of its officers and employees. The plaintiff, Inter-Power of New York, Inc. (Inter-Power), alleges, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a power purchase agreement in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

               In July 1994, the New York Supreme Court dismissed Inter-Power's complaint for lack of merit and denied Inter-Power's cross-motion to compel disclosure. In August 1994, Inter-Power filed a notice of appeal of this decision which was rejected. Inter-Power is pursuing further appeals of this decision.
          The Company believes it has meritorious defenses and will continue to defend the lawsuit vigorously.

               In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed suit against the Company and several of its officers and employees in the New York Supreme Court, Albany County, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The suit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the defendants filed a joint motion to dismiss Fourth Branch's complaint. This motion has yet to be decided. The Company understands that Fourth Branch has filed for bankruptcy.

               In October 1994, Fourth Branch petitioned the PSC to direct the Company to sell the Mechanicville facility to Fourth Branch for fair value and to relinquish its FERC license, or in the alternative, to require the Company to turn over to Fourth Branch its rate base investment in the plant. The Company has opposed this petition.

               The Medina Power Company is an independent power project with a contract requiring it to be a qualifying facility (QF) under federal law or face a contractual penalty. Having come on-line without a steam host, Medina did not meet this QF requirement, subjecting it to a 15% rate reduction. The Company advised Medina that it had exercised its contract right and reduced the rate accordingly. Medina is seeking $40 million in compensatory damages, a trebling of this amount to $120 million under the New York State antitrust laws, and $100 million in punitive damages. The Company believes Medina's case is without merit, but cannot predict the outcome of this action.

               The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain unregulated generators
          ("overgeneration"). The Company has paid the unregulated generators based on its long-run avoided cost for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

               The Company believes it has meritorious defenses and intends to defend these lawsuits vigorously, but can neither provide any judgment regarding the likely outcome nor provide any estimate or range of possible loss.

          ENVIRONMENTAL CONTINGENCIES: The public utility industry typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with Federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has been advised that various Federal, state or local agencies believe certain properties require investigation and has prioritized the sites to enhance the management of investigation and remediation, if necessary.

               The Company is currently aware of 89 sites with which it has been or may be associated, including 47 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

               Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) determine the extent, rate of movement and concentration of pollutants, (3) if necessary, determine the appropriate remedial actions required for site restoration and
          (4) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties, if necessary, will be initiated. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since technologies are still developing and the Company has not yet undertaken any full-scale remedial actions at any identified sites, nor have any detailed remedial designs been prepared or submitted to appropriate regulatory agencies, the ultimate cost of remedial actions may change substantially.

               Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities at similarly situated sites and the Environmental Protection Agency (EPA) figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these Potentially Responsible Party
          (PRP) sites and is contesting liability accordingly.

               As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, the Company has accrued a liability of $240 million, representing the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $1 billion, including approximately $500 million in the unlikely event the Company was required to assume 100% responsibility at non-owned sites.

               The Company believes that costs incurred in the investigation and restoration process for both Company-owned sites and sites with which it is associated will be recoverable in the ratesetting process. See Note 2 - Rate and Regulatory Issues and Contingencies. Rate agreements in effect since 1991 provide for recovery of anticipated investigation and remediation expenditures. The Company has proposed in its multi-year rate case net recovery of $13.5 million for 1995 for site investigation and remediation. The PSC Staff reserves the right to review the appropriateness of the costs incurred. While the PSC Staff has not challenged any remediation costs to date, the PSC Staff asserted in the current gas rate proceeding that the Company must, in future rate proceedings, justify why it is appropriate that remediation costs associated with non-utility property owned by the Company be recovered from ratepayers.
          Based upon management's assessment that remediation costs will be recovered from ratepayers, a regulatory asset has been recorded representing the future recovery of remediation obligations accrued to date.

               The Company is currently providing notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful.

          NOTE 10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          ---------------------------------------------------------------

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          CASH AND SHORT-TERM INVESTMENTS: The carrying amount approximates fair value because of the short maturity of the financial instruments.

          LONG-TERM INVESTMENTS: The carrying value and market value are not material to the financial statements.

          SHORT-TERM DEBT: The carrying amount approximates fair value because of the short-term nature of the borrowings.

          MANDATORILY REDEEMABLE PREFERRED STOCK: Fair value of the mandatorily redeemable preferred stock has been determined by one of the Company's brokers.

          LONG-TERM DEBT: The fair value of the Company's long-term debt has been estimated by one of the Company's brokers. The carrying value of NYSERDA bonds and other long-term debt are considered to approximate fair value.

               The financial instruments held or issued by the Company are for purposes other than trading. The estimated fair values of the Company's financial instruments are as follows:

                                                                      (In thousands of dollars)

                   At December 31,                                 1994                      1993


                                                       Carrying                   Carrying
                                                        Amount    Fair Value       Amount    Fair Value

           Cash and short-term investments           $   94,330  $   94,330     $  124,351   $  124,351

           Short-term debt                              416,750     416,750        368,016      368,016

           Mandatorily redeemable preferred             266,950     277,072        150,400      155,326
           stock
           Long-Term debt:  First Mortgage Bonds      2,611,305   2,367,755      2,791,305    2,969,228

                            Medium Term Notes            45,000      45,783         55,500       62,458

                            NYSERDA bonds               413,760     413,760        413,760      413,760

                            Swiss franc bond             50,000      83,682         50,000       73,794

                            Other                       224,107     224,107        131,587      131,587
          /TABLE

               In addition, off balance sheet financial instruments, consisting of a currency exchange agreement used to fully hedge against currency exchange rate fluctuations related to the Swiss Franc bond, had a fair value of $31.7 and $20.1 million at December 31, 1994 and 1993, respectively. As a result of this agreement, at December 31, 1994, the Company's net obligation due at maturity on December 15, 1995, of the Swiss Franc bond is estimated to be approximately $50 million.

               On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investments in debt and equity securities are held in trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2. See Note 3 - "Nuclear Plant Decommissioning". The Company has classified all investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1994. The proceeds from the sale of investments were $104.6 million in 1994. Using the specific identification method to determine cost, the gross realized gains and gross realized losses on those sales were $1.1 and $1.6 million, respectively. Net realized and unrealized gains and losses are reflected in Accumulated Depreciation and Amortization on the Balance Sheet, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates. The recorded fair values and cost basis of the Company's investments in debt and equity securities is as follows:

                                             At December 31, 1994

                                       (In thousands of dollars)

      Security                               Gross Unrealized
      Type               Cost          Gain                 Loss     Fair Value


      U.S.
      Government        $15,165           $ 19         $  (325)     $14,859
      Obligations

      Tax Exempt
      Obligations        45,029           659           (1,778)      43,910

      Corporate          27,407             9           (1,253)      26,163
      Obligations
      Other               8,121            28             (348)       7,801

                        $95,722          $715          $(3,704)     $92,733

/TABLE

               The contractual maturities of the Company's investments in debt securities is as follows:

                                                    At December 31, 1994

                                               (In thousands of dollars)

                                          Fair Value           Cost
            1 year to 5 years            $11,197             $11,429

            5 years to 10 years           20,111              20,778

            Due after 10 years            57,689              59,591

          /TABLE

          NOTE 11.  INFORMATION REGARDING THE ELECTRIC AND GAS BUSINESSES
          ---------------------------------------------------------------

               The Company is engaged in the electric and natural gas utility businesses. Certain information regarding these segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with the practice established for regulatory purposes. Identifiable assets include net utility plant, materials and supplies, deferred finance charges, deferred recoverable energy costs and certain other regulatory and other assets. Corporate assets consist of other property and investments, cash, accounts receivable, prepayments, unamortized debt expense and certain other regulatory and other assets.

                                                     In thousands of dollars
                                             1994             1993             1992
          Operating revenues:
              Electric  . . . . . . . .   $3,528,987       $3,332,464      $3,147,676
              Gas . . . . . . . . . . .      623,191          600,967         553,851
                Total . . . . . . . . .   $4,152,178       $3,933,431      $3,701,527

          Operating income before taxes:
              Electric  . . . . . . . .   $ 466,978*       $ 625,852       $  645,696
              Gas . . . . . . . . . . .       83,229           61,163          61,863
                Total . . . . . . . . .   $  550,207       $  687,015      $  707,559

          Pretax operating income, including AFC:
              Electric  . . . . . . . .   $  475,694       $  641,435      $  666,269
              Gas . . . . . . . . . . .       83,592           61,812          62,721
                Total . . . . . . . . .      559,286          703,247         728,990
          Income taxes, included in operating expenses:
              Electric  . . . . . . . .       97,417          148,695         176,901
              Gas . . . . . . . . . . .       20,417           13,820           6,332
                Total . . . . . . . . .      117,834          162,515         183,233
          Other (income) and deductions      (21,410)        (22,475)        (11,391)
          Interest charges  . . . . . .      285,878          291,376         300,716
          Net income  . . . . . . . . .   $  176,984        $ 271,831       $ 256,432

          Depreciation and amortization:
              Electric  . . . . . . . .   $ 283,694        $ 255,718       $  255,256
              Gas . . . . . . . . . . .      24,657           20,905          18,834
                Total . . .. . . . . .   $  308,351       $  276,623       $  274,090

          Construction expenditures
              (including nuclear fuel):
              Electric  . . . . . . . .   $  376,159      $  429,265       $  442,741
              Gas . . . . . . . . . . .      113,965          90,347           59,503
                Total . . . . . . . . .   $  490,124      $  519,612       $  502,244

          Identifiable assets:
              Electric  . . . . . . . .   $7,162,118      $7,042,762       $7,000,659
              Gas . . . . . . . . . . .    1,009,566         926,648          783,766
                Total . . . . . . . . .    8,171,684       7,969,410        7,784,425
              Corporate assets  . . . .    1,477,755       1,501,917          806,110
                Total assets  . . . . .   $9,649,439       $9,471,327      $8,590,535

          * Includes $196,625 of VERP expenses.
          /TABLE


          NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)
          ----------------------------------------------

              Operating revenues, operating income, net income and earnings per common share by quarters from 1994, 1993 and 1992, respectively, are shown in the following table.  The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters.  Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year.  The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods.  Gas sales peak in the winter.

                                     In thousands of dollars

                                            Operating    Net
                Quarter         Operating    income     income     Earnings
                 Ended           revenues    (loss)     (loss)       (loss)
                                                                   per
                                                                   common
                                                                   share

           December 31,  1994  $1,018,110   $(10,536)  $ (77,422)   $  (.61)
                         1993     988,195     95,623      30,955        .16
                         1992     963,629    119,181      41,835        .24


           September 30, 1994  $  918,810   $108,937   $  48,383    $   .27
                         1993     879,952    108,539      48,595        .29
                         1992     822,530     89,658      40,401        .23






                June 30, 1994  $  979,700   $130,624   $  67,559    $   .42
                         1993     929,245    132,669      65,325        .41
                         1992     881,427    137,515      71,734        .46


               March 31, 1994  $1,235,558   $203,348   $ 138,464    $   .92
                         1993   1,136,039    187,669     126,956        .86
                         1992   1,033,941    177,972     102,462        .68


              In the fourth quarter of 1994 the Company recorded $196.6 million ($.89 per common share) for the electric expense allocation of the VERP. In the second quarter of 1992, the third quarter of 1993, and the fourth quarter of 1994 the Company recorded $22.8 million
          ($.11 per common share), $10.3 million ($.05 per common share) and $12.3 million ($.06 per common share), respectively, for MERIT earned in accordance with the 1991 Agreement. In the first and fourth quarters of 1992 the Company recorded $21 million ($.09 per common share) and $24 million ($.09 per common share), respectively, to writedown its subsidiary investment in oil and gas properties.

          ELECTRIC AND GAS STATISTICS
          ---------------------------

          ELECTRIC CAPABILITY
                                                        Thousands of kilowatts

                      December 31,               1994       %        1993      1992
           Owned:
                Coal                             1,285    16.0        1,285     1,285
                Oil                                646     8.1        1,496     1,496
                Dual Fuel - Oil/Gas                700     8.7          700       700
                Nuclear                          1,048    13.1        1,048     1,059
                Hydro                              700     8.7          700       706
                Natural Gas                         -       -            74       108
                                                 4,379    54.6        5,303     5,354
           Purchased:
                New York Power Authority (NYPA)
                     - Hydro                     1,300    16.2        1,302     1,302
                     - Nuclear                      74     0.9           65        67
                Unregulated generators           2,273    28.3        2,253     1,549
                                                 3,647    45.4        3,620     2,918

           Total capability *                    8,026   100.0        8,923     8,272

           Electric peak load                    6,458                6,191     6,205

           * Available capability can be increased during heavy load periods by purchases from neighboring interconnected systems. Hydro station capability is based on average December stream-flow conditions.
          /TABLE


          ELECTRIC STATISTICS
          -------------------
                                                            1994            1993          1992

           Electric sales (Millions of kw-hrs.):
           Residential . . . . . . . . . . . . . . .       10,415          10,475        10,392
           Commercial  . . . . . . . . . . . . . . .       11,813          12,079        11,628
           Industrial  . . . . . . . . . . . . . . .        7,445           7,088         7,477
           Industrial-Special. . . . . . . . . . . .        4,118           3,888         3,857
           Municipal service . . . . . . . . . . . .          215             220           227
           Other electric systems. . . . . . . . . .        7,593           3,974         3,030
                                                           41,599          37,724        36,611

           Electric revenues (Thousands of dollars):

           Residential . . . . . . . . . . . . . . .   $1,233,007      $1,171,787    $1,096,418
           Commercial  . . . . . . . . . . . . . . .    1,272,234       1,241,743     1,160,643
           Industrial  . . . . . . . . . . . . . . .      577,473         553,921       589,258
           Industrial-Special. . . . . . . . . . . .       49,217          42,988        39,409
           Municipal service . . . . . . . . . . . .       50,007          50,642        50,327
           Other electric systems  . . . . . . . . .      167,131         105,044        93,283
           Miscellaneous . . . . . . . . . . . . . .      179,918         166,339       118,338
                                                       $3,528,987      $3,332,464    $3,147,676
           Electric customers (Average):

           Residential . . . . . . . . . . . . . . .    1,405,343       1,398,756     1,389,470
           Commercial. . . . . . . . . . . . . . . .      144,249         143,078       142,345
           Industrial. . . . . . . . . . . . . . . .        2,105           2,132         2,197
           Industrial-Special. . . . . . . . . . . .           82              76            72

           Other . . . . . . . . . . . . . . . . . .        2,318           3,438         3,262
                                                        1,554,097       1,547,480     1,537,346

           Residential (Average):

           Annual kw-hr. use per customer. . . . . .        7,411           7,489         7,479
           Cost to customer per kw-hr (in cents) . .        11.84           11.19         10.55
           Annual revenue per customer . . . . . . .      $877.37         $837.74       $789.09

          /TABLE


          GAS STATISTICS
                                                           1994          1993         1992

           Gas Sales (Thousands of dekatherms):
           Residential . . . . . . . . . . . . . .        56,491        54,908       53,945
           Commercial  . . . . . . . . . . . . . .        25,783        23,743       22,289
           Industrial  . . . . . . . . . . . . . .         3,097         4,316        1,772
           Other gas systems . . . . . . . . . . .           244           234        1,190

                Total sales  . . . . . . . . . . .        85,615        83,201       79,196

           Spot market . . . . . . . . . . . . . .         1,572        13,223        1,146
           Transportation of customer-owned gas  .        85,910        67,741       65,845
                Total gas delivered  . . . . . . .       173,097       164,165      146,187

           Gas Revenues (Thousands of dollars):

           Residential . . . . . . . . . . . . . .      $398,257      $370,565     $354,429
           Commercial  . . . . . . . . . . . . . .       159,157       144,834      132,609
           Industrial  . . . . . . . . . . . . . .        14,602        18,482       10,001
           Other gas systems . . . . . . . . . . .         1,159         1,066        4,737
           Spot market . . . . . . . . . . . . . .         4,370        29,782        2,576
           Transportation of customer-owned gas  .        38,346        34,843       42,726
           Miscellaneous . . . . . . . . . . . . .         7,300         1,395        6,773

                                                        $623,191      $600,967     $553,851
           Gas Customers (Average):

           Residential . . . . . . . . . . . . . .       463,933       455,629      446,571
           Commercial  . . . . . . . . . . . . . .        40,256        39,662       38,675
           Industrial  . . . . . . . . . . . . . .           256           233          234

           Other . . . . . . . . . . . . . . . . .             1             1            1
           Transportation  . . . . . . . . . . . .           661           673          673

                                                         505,107       496,198      486,154
           Residential (Average):

           Annual dekatherm use per customer . . .         121.8         120.5        120.8
           Cost to customer per dekatherm  . . . .         $7.05         $6.75        $6.57
           Annual revenue per customer . . . . . .       $858.44       $813.30      $793.67
           Maximum day gas sendout (dekatherms)  .       995,801       929,285      905,872

          /TABLE

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                   The Company has nothing to report for this item.

                                       PART III


               The information required by Part III of this Form 10-K, Item 10 (Directors, Executive Officers, Promoters and Control Persons of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to such information appearing in the definitive Proxy Statement dated March 21, 1995, filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of Shareholders. Further information regarding Executive Officers as required under Item 10 (Directors, Executive Officers, Promoters and Control Persons of the Registrant) appears at the end of Part I of this Form 10-K Annual Report.


                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) Certain documents filed as part of the Form 10-K.

          (1)  INDEX OF FINANCIAL STATEMENTS

               Report of Independent Accountants

               Consolidated Statements of Income and Retained Earnings for
                 each of the three years in the period ended December 31,
                 1994
               Consolidated Balance Sheets at December 31, 1994 and 1993 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994
               Notes to Consolidated Financial Statements

               Separate financial statements of the Company have been omitted since it is primarily an operating company and all consolidated subsidiaries are wholly-owned directly or by subsidiaries.

          (2) The following financial statement schedules of the Company for the years ended December 31, 1994, 1993 and 1992 are included:












               Report  of Independent  Accountants  on Financial  Statement
               Schedule

               Consolidated Financial Statement Schedule:

                  II--Valuation and Qualifying Accounts and Reserves

               The Financial Statement Schedule above should be read in conjunction with the Consolidated Financial Statements in the 1994 Annual Report to Stockholders.

               Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

            (b)   Reports on Form 8-K:

               Form 8-K Reporting Date - January 4, 1995.
               Items Reported - Item 5.  Other Events.

               Registrant filed certain information on Rate Case Status and Competition/Restructuring.

               Form 8-K Reporting Date - February 15, 1995.
               Items Reported - Item 5.  Other Events.

               Registrant filed certain financial information substantially constituting a portion of its 1994 Annual Report to Stockholders including financial statements for the fiscal year ended December 31, 1994.

            (c)   Exhibits.

               See List of Exhibits.

            (d)   Financial Statement Schedule.

               See (a)(2) above.





































                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE



          To the Board of Directors
          Niagara Mohawk Power Corporation

          Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated February 1, 1995 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





          /s/ PRICE WATERHOUSE LLP



          Syracuse, New York
          February 1, 1995


                           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES          Page 1 of 4

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           (In Thousands of Dollars)


              Column A             Column B             Column C             Column D        Column E

                                                        Additions

                                    Balance       Charged to   Charged                       Balance
                                    Beginning     Costs and    to Other                      at End
                                    of Period     Expenses     Accounts     Deductions       of Period

        Allowance for Doubtful
      Accounts - deducted from
       Accounts Receivable in
         the Balance Sheet

               1994                   $3,600     $  39,599      $  -        $39,599 (a)     $3,600
               1993                    3,600        37,200         -         37,200 (a)      3,600
               1992                    3,600        27,246         -         27,246 (a)      3,600



                     (a) Uncollectible accounts written off net of recoveries of $7,969,
                         $9,704 and $6,529 in 1994, 1993 and 1992, respectively.


                           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES          Page 2 of 4

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           (In Thousands of Dollars)

              Column A             Column B             Column C              Column D        Column E

                                                       Additions

                                   Balance at    Charged to    Charged                         Balance
                                   Beginning     Costs and     to Other                        at End
           Description             of Period     Expenses      Accounts     Deductions         of Period

        Reserve for Loss on
            Investment -
         NM Uranium, Inc. -
       deducted from Utility
        Plant, Nuclear Fuel
        in the Balance Sheet

                1994                 $56,300      $  1,900      $  -        $    -             $58,200
                1993                  53,000         3,300         -             -              56,300
                1992                  53,000           -           -             -              53,000



                           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES          Page 3 of 4

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           (In Thousands of Dollars)

              Column A             Column B            Column C             Column D        Column E

                                                      Additions

                                    Balance
                                      at       Charged to   Charged                          Balance
                                   Beginning   Costs and    to Other                         at End
            Description            of Period   Expenses     Accounts      Deductions         of Period

        Reserve for Loss on
       oil and gas operations -
       Opinac Energy Corp. -
           deducted from
         Other Property and
           Investments in
          the Balance Sheet

                1994                $    -       $     -        $  -        $    -            $    -
                1993                  65,837           -           -          65,837 (b)           -
                1992                  22,500        44,958         -           1,621 (c)        65,837


     (b)  Represents the reversal of the total reserve upon sale of oil and gas operations in June 1993.
     (c)  Amortization of reserve related to sales of oil and gas on which loss was recorded.

                           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES          Page 4 of 4

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                           (In Thousands of Dollars)

              Column A             Column B             Column C            Column D        Column E

                                                       Additions

                                    Balance
                                      at        Charged to   Charged                         Balance
                                   Beginning    Costs and    to Other                        at End
            Description            of Period    Expenses     Accounts      Deductions        of Period

           Miscellaneous
         Valuation Reserves

                1994                $  9,167      $ 20,030     $  -         $ -              $29,197 (d)
                1993                   1,407         7,760        -           -               9,167
                1992                    -            1,407        -           -               1,407


     (d) The reserves relate to certain inventory and non-rate base properties.

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



















          III--NMPC Registration Statement No.  2-90568;
          KKK--NMPC Registration Statement No. 33-20847;          MMM--NMPC Registration Statement No. 33-24755;
          NNN--NMPC Registration Statement No. 33-27401;
          OOO--NMPC Registration Statement No. 33-32475;
          PPP--NMPC Registration Statement No. 33-38093;
          QQQ--NMPC Registration Statement No. 33-47241;          RRR--NMPC Registration Statement No. 33-59594;
          SSS--NMPC Registration Statement No. 33-51073;

          b--NMPC Annual  Report on Form  10-K for year ended  December 31,
          1990; and
          c--NMPC Annual  Report on Form  10-K for year ended  December 31,
          1992; and
          d--NMPC Annual  Report on Form  10-K for year ended  December 31,
          1993.
















































                                                          INCORPORATION BY REFERENCE
          EXHIBIT NO.   DESCRIPTION OF INSTRUMENT   PREVIOUS FILING    PREVIOUS EXHIBIT DESIGNATION


          *3(a)(1) --Certificate of Consolidation of New
                      York Power and Light Corporation,
                     Buffalo Niagara Electric Corporation
                     and Central New York Power Corporation,
                     filed in the office of the New York
                     Secretary of State, January 5, 1950.

          *3(a)(2) --Certificate of Amendment of Certificate
                     of Incorporation of NMPC, filed in the
                     office of the New York Secretary of
                     State, January 5, 1950.

          *3(a)(3) --Certificate of Amendment of Certificate
                     of Incorporation of NMPC, pursuant to
                     Section 36 of the Stock Corporation Law
                     of New York, filed August 22, 1952, in
                     the office of the New York Secretary
                     of State.

          *3(a)(4) --Certificate of NMPC pursuant to Section
                     11 of the Stock Corporation Law of New
                     York filed May 5, 1954 in the office of
                     the New York Secretary of State.

          *3(a)(5) --Certificate of Amendment of Certificate of
                     Incorporation of NMPC, pursuant to Section
                     36 of the Stock Corporation Law of New
                     York, filed January 9, 1957 in the office of the New York Secretary of State.

          *3(a)(6) --Certificate of NMPC pursuant to Section












                     11 of the Stock Corporation Law of New
                     York, filed May 22, 1957 in the office of the New York Secretary of State.

          *3(a)(7) --Certificate of NMPC pursuant to Section
                     11 of the Stock Corporation Law of New
                     York, filed February 18, 1958 in the office of the New York Secretary of State.

          *3(a)(8) --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed May 5, 1965 in the office of the New York Secretary of State.

          *3(a)(9) --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law
                     of New York, filed August 24, 1967 in
                     the office of the New York Secretary
                     of State.

          *3(a)(10)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed August 19, 1968 in the
                     office of the New York Secretary of State.

          *3(a)(11)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed September 22, 1969 in
                     the office of the New York Secretary
                     of State.

          *3(a)(12)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                      805 of the Business Corporation Law of












                     New York, filed May 12, 1971 in the
                     office of the New York Secretary of
                     State.

          *3(a)(13)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed August 18, 1972 in the
                     office of the New York Secretary of State.

          *3(a)(14)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed June 26, 1973 in the
                     office of the New York Secretary of State.

          *3(a)(15)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed May 9, 1974 in the
                     office of the New York Secretary of State.

          *3(a)(16)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed March 12, 1975 in the
                     office of the New York Secretary of State.

          *3(a)(17)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed May 7, 1975 in the
                     office of the New York Secretary of State.

          *3(a)(18)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed August 27, 1975 in the
                     office of the New York Secretary of State.












          *3(a)(19)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York, filed May 7, 1976 in the
                     office of the New York Secretary of State.

          *3(a)(20)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed September 28, 1976 in the office of the New York Secretary of State.

          *3(a)(21)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed January 27, 1978 in the
                     office of the New York Secretary of State.

          *3(a)(22)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed May 8, 1978 in the
                     office of the New York Secretary of State.

          *3(a)(23)  --Certificate of Correction of the
                     Certificate of Amendment filed May 7,
                     1976 of the Certificate of Incorporation under Section 105 of the Business
                     Corporation Law of New York filed
                     July 13, 1978 in the office of the
                     New York Secretary of State.

          *3(a)(24)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed July 17, 1978 in the
                     office of the New York Secretary of State.

          *3(a)(25)  --Certificate of Amendment of Certificate












                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed March 3, 1980 in the
                     office of the New York Secretary of State.

          *3(a)(26)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed March 31, 1981 in the
                     office of the New York Secretary of State.

          *3(a)(27)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed March 31, 1981 in the
                     office of the New York Secretary of State.

          *3(a)(28)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed April 22, 1981 in the
                     office of the New York Secretary of State.

          *3(a)(29)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed May 8, 1981 in the office of the New York Secretary of State.

          *3(a)(30)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed April 26, 1982 in the
                     office of the New York Secretary of State.

          *3(a)(31)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed January 24, 1983 in the












                     office of the New York Secretary of State.

          *3(a)(32)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed August 3, 1983 in the
                     office of the New York Secretary of State.

          *3(a)(33)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed December 27, 1983 in the
                     office of the New York Secretary of State.

          *3(a)(34)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed December 27, 1983 in the
                     office of the New York Secretary of State.

          *3(a)(35)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed June 4, 1984 in the
                     office of the New York Secretary of State.

          *3(a)(36)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed August 29, 1984 in the
                     office of the New York Secretary of State.

          *3(a)(37)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed April 17, 1985, in the
                     office of the New York Secretary of State.

          *3(a)(38)  --Certificate of Amendment of Certificate












                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed May 3, 1985, in the
                     office of the New York Secretary of State.

          *3(a)(39)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed December 24, 1986 in the
                     office of the New York Secretary of State.

          *3(a)(40)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed June 1, 1987 in the
                     office of the New York Secretary of State.

          *3(a)(41)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed July 16, 1987 in the
                     office of the New York Secretary of State.

          *3(a)(42)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed May 27, 1988 in the
                     office of the New York Secretary of State.

          *3(a)(43)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed September 27, 1990 in the office of the New York Secretary of State.

          *3(a)(44)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed October 18, 1991 in the












                     office of the New York Secretary of State.

          *3(a)(45)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed May 5, 1994 in the
                     office of the New York Secretary of State.

          *3(a)(46)  --Certificate of Amendment of Certificate
                     of Incorporation of NMPC under Section
                     805 of the Business Corporation Law of
                     New York filed August 5, 1994 in the
                     office of the New York Secretary of State.

          *3(b)    --By-Laws of NMPC.

          *4(b)    --Agreement to furnish certain debt instruments.

           4(1)    --Mortgage Trust Indenture dated as of
                     October 1, 1937 between NMPC (formerly
                     CNYP) and Marine Midland Bank, N.A.
                     (formerly named The Marine Midland Trust
                     Company of New York), as Trustee.         F                **


                                           _______________________
            **  Filed October 15, 1937 after effective date of Registration Statement No. 2-3414.

           4(2)    --Supplemental Indenture dated as of
                     December 1, 1938, supplemental to
                     Exhibit 4(1).                            VV                2-3

           4(3)    --Supplemental Indenture dated as of
                     April 15, 1939, supplemental to
                     Exhibit 4(1).                            VV                2-4

           4(4)    --Supplemental Indenture dated as of
                     July 1, 1940, supplemental to
                     Exhibit 4(1).                            VV                2-5













           4(5)    --Supplemental Indenture dated as of
                     January 1, 1942, supplemental to
                     Exhibit 4(1).                            VV                2-6

           4(6)    --Supplemental Indenture dated as of
                     October 1, 1944, supplemental to
                     Exhibit 4(1).                             G                7-6

           4(7)    --Supplemental Indenture dated as of
                     June 1, 1945, supplemental to
                     Exhibit 4(1).                            VV                2-8

           4(8)    --Supplemental Indenture dated as of
                     August 17, 1948, supplemental to
                     Exhibit 4(1).                            VV                2-9

           4(9)    --Supplemental Indenture dated as of
                     December 31, 1949, supplemental to
                     Exhibit 4(1).                             A                7-9

           4(10)   --Supplemental Indenture dated as of
                     January 1, 1950, supplemental to
                     Exhibit 4(1).                             A                7-10

           4(11)   --Supplemental Indenture dated as of
                     October 1, 1950, supplemental to
                     Exhibit 4(1).                             C                7-11

           4(12)   --Supplemental Indenture dated as of
                     October 19, 1950, supplemental to
                     Exhibit 4(1).                             C                7-12

           4(13)   --Supplemental Indenture dated as of
                     December 1, 1951, supplemental to
                     Exhibit 4(1).                             U                4-25

           4(14)   --Supplemental Indenture dated as of
                     February 1, 1953, supplemental to
                     Exhibit 4(1).                             U                4-26












           4(15)   --Supplemental Indenture dated as of
                     February 20, 1953, supplemental to
                     Exhibit 4(1).                             V                4-16

           4(16)   --Supplemental Indenture dated as of
                     October 1, 1953, supplemental to
                     Exhibit 4(1).                             W                4-17

           4(17)   --Supplemental Indenture dated as of
                     August 1, 1954, supplemental to
                     Exhibit 4(1).                             X                4-18

           4(18)   --Supplemental Indenture dated as of
                     April 25, 1956, supplemental to
                     Exhibit 4(1).                             X                4-19

           4(19)   --Supplemental Indenture dated as of
                     May 1, 1956, supplemental to
                     Exhibit 4(1).                             X                4-20

           4(20)   --Supplemental Indenture dated as of
                     September 1, 1957, supplemental to
                     Exhibit 4(1).                            AA                2-21

           4(21)   --Supplemental Indenture dated as of
                     June 1, 1958, supplemental to
                     Exhibit 4(1).                            BB                2-22

           4(22)   --Supplemental Indenture dated as of
                     March 15, 1960, supplemental to
                     Exhibit 4(1).                            CC                2-23

           4(23)   --Supplemental Indenture dated as of
                     April 1, 1960, supplemental to
                     Exhibit 4(1).                            CC                2-24

           4(24)   --Supplemental Indenture dated as of
                     November 1, 1961, supplemental to
                     Exhibit 4(1).                            DD                4-26












           4(25)   --Supplemental Indenture dated as of
                     December 1, 1964, supplemental to
                     Exhibit 4(1).                            EE                2-26

           4(26)   --Supplemental Indenture dated as of
                     October 1, 1966, supplemental to
                     Exhibit 4(1).                            GG                2-27

           4(27)   --Supplemental Indenture dated as of
                     July 15, 1967, supplemental to
                     Exhibit 4(1).                            HH                4-29

           4(28)   --Supplemental Indenture dated as of
                     August 1, 1967, supplemental to
                     Exhibit 4(1).                            HH                4-30

           4(29)   --Supplemental Indenture dated as of
                     August 1, 1968, supplemental to
                     Exhibit 4(1).                            II                2-30

           4(30)   --Supplemental Indenture dated as of
                     December 1, 1969, supplemental to
                     Exhibit 4(1).                            JJ                2-31

           4(31)   --Supplemental Indenture dated as of
                     February 1, 1971, supplemental to
                     Exhibit 4(1).                            LL                2-32

           4(32)   --Supplemental Indenture dated as of
                     February 1, 1972, supplemental to
                     Exhibit 4(1).                            MM                2-33

           4(33)   --Supplemental Indenture dated as of
                     August 1, 1972, supplemental to
                     Exhibit 4(1).                            NN                2-34

           4(34)   --Supplemental Indenture dated as of
                     December 1, 1973, supplemental to
                     Exhibit 4(1).                            OO                2-35












           4(35)   --Supplemental Indenture dated as of
                     October 1, 1974, supplemental to
                     Exhibit 4(1).                            QQ                2-36

           4(36)   --Supplemental Indenture dated as of
                     March 1, 1975, supplemental to
                     Exhibit 4(1).                            SS                2-37

           4(37)   --Supplemental Indenture dated as of
                     August 1, 1975, supplemental to
                     Exhibit 4(1).                            UU                2-38

           4(38)   --Supplemental Indenture dated as of
                     March 15, 1977, supplemental to
                     Exhibit 4(1).                            VV                2-39

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

           4(81)   --Supplemental Indenture dated as of
                     August 1, 1992, supplemental to
                     Exhibit 4(1).                           RRR                4(b)(81)

           4(82)   --Supplemental Indenture dated as of
                     April 1, 1993, supplemental to
                     Exhibit 4(1).                           SSS                4(b)(82)

           4(83)   --Supplemental Indenture dated as of
                     July 1, 1993, supplemental to
                     Exhibit 4(1).                           SSS                4(b)(83)

           4(84)   --Supplemental Indenture dated as of
                     September 1, 1993, supplemental to
                     Exhibit 4(1).                           SSS                4(b)(84)












           4(85)   --Supplemental Indenture dated as of
                     March 1, 1994, supplement to
                     Exhibit 4(1).                             d                4(b)(85)

          *4(86)   --Supplemental Indenture dated as of
                     July 1, 1994, supplement to
                     Exhibit 4(1).

           4(87)   --Agreement dated as of August 16, 1940,
                     between CNYP, The Chase National Bank
                     of the City of New York, as Successor
                     Trustee, and The Marine Midland Trust
                     Company of New York, as Trustee.          G                7-23

           10-1    --Agreement dated March 1, 1957 between
                     the Power Authority of the State of
                     New York and NMPC as to sale,
                     transmission and disposition of St.
                     Lawrence power.                           Z                13-11

           10-2    --Agreement dated February 10, 1961
                     between the Power Authority of the
                     State of New York and NMPC as to sale,
                     transmission and disposition of
                     Niagara redevelopment power.             DD                13-6

           10-3    --Agreement dated July 26, 1961
                     between the Power Authority of the
                     State of New York and NMPC
                     supplemental to Exhibit 10-2.            DD                13-7

           10-4    --Agreement dated as of March 23, 1973
                     between the Power Authority of the
                     State of New York and NMPC as to
                     the sale, transmission and disposition
                     of Blenheim-Gilboa power.                OO                5-8

           10-5    --Agreement dated January 23, 1970
                     between Consolidated Gas Supply












                     Corporation (formerly named New York
                     State Natural Gas Corporation) and NMPC.         KK        5-8

           10-6a   --New York Power Pool Agreement
                     dated as of February 1, 1974
                     between NMPC and six other New York
                     utilities and the Power Authority
                     of the State of New York.                QQ                5-10

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

           10-7    --Agreement dated as of October 31, 1968
                     between NMPC, Central Hudson Gas &
                     Electric Corporation and Consolidated
                     Edison Company of New York, Inc. as
                     to Joint Electric Generating Plant
                     (the Roseton Station).                   JJ                5-10

           10-8a   --Memorandum of Understanding dated as
                     of May 30, 1975 between NMPC and
                     Rochester Gas & Electric Corporation
                     with respect to Oswego Unit No. 6.       SS                5-13

           10-8b   --Memorandum of Understanding dated as
                     of May 30, 1975 between NMPC and
                     Rochester Gas and Electric Corporation
                     with respect to Oswego Unit No. 6.       SS                5-13












          10-8c    --Basic Agreement dated as of September 22,
                     1975 between NMPC and Rochester Gas and
                     Electric Corporation with respect to
                     Oswego Unit No. 6.                       VV                5-13b

           10-9a   --Memorandum of Understanding dated
                     as of May 30, 1975 between NMPC and
                     four other New York electric utilities
                     with respect to Nine Mile Point Nuclear
                     Station Unit No. 2.                      SS                5-14

           10-9b   --Basic Agreement dated as of
                     September 22, 1975 between NMPC and
                     four other New York electric utilities
                     with respect to Nine Mile Point
                     Nuclear Station Unit No. 2.              VV                5-14b

           10-9c   --Nine Mile Point Nuclear Station Unit
                     No. 2 Operating Agreement.                c                10-19

           10-10a  --Memorandum of Understanding dated as
                     of May 16, 1974, as amended May 30,
                     1975, between NMPC and three other
                     New York electric utilities with respect
                     to the Sterling Nuclear Station.         SS                5-15

           10-10b  --Basic Agreement dated as of
                     September 22, 1975 between NMPC and
                     three other New York electric utilities
                     with respect to the Sterling Nuclear
                     Stations.                                VV                5-15b

           10-11   --NMPC Officers' Incentive Compensation Plan -
                     Plan Document.**                          b                10-16

           10-12   --NMPC Management Incentive Compensation Plan -
                     Plan Document.**                          b                10-17













           10-13   --NMPC 1990 Stock Award Plan.**             b                10-18

           10-14   --NMPC Deferred Compensation Plan.**        d                10-16

           10-15   --NMPC Performance Share Unit Plan.**       d                10-17

           10-16   --NMPC 1992 Stock Option Plan.**                           d      10-18

           10-17   --Employment Agreement between NMPC and
                     William E. Davis, Chairman of the Board
                     and Chief Executive Officer, dated
                     January 1, 1993, including letter dated
                     January 24, 1994.**                       d                10-19

           10-18   --Employment Agreement between NMPC and
                     John M. Endries, President, dated
                     January 1, 1993, including letter
                     dated January 24, 1994.**                 d                10-20

           10-19   --Employment Agreement between NMPC and
                     B. Ralph Sylvia, Executive Vice
                     President, Nuclear, dated January 1,
                     1993, including letter dated
                     January 24, 1994.**                       d                10-21

           10-20   --Employment Agreement between NMPC and
                     David J. Arrington, Sr. Vice President,
                     Human Resources, dated January 1, 1993,
                     including letter dated January 24, 1994.**        d             10-22

           10-21   --Employment Agreement between NMPC and
                     Darlene D. Kerr, Sr. Vice President,
                     Electric Customer Service, dated
                     January 1, 1994.**                        d                10-23

           10-22   --Employment Agreement between NMPC and
                     Gary J. Lavine, Sr. Vice President,
                     Legal and Corporate Relations, dated
                     January 1, 1993, including letter












                     dated January 24, 1994.**                 d                10-24

           10-23   --Employment Agreement between NMPC and
                     John W. Powers, Sr. Vice President,
                     Finance and Corporate Services, dated
                     January 1, 1993, including letter dated
                     January 24, 1994.**                       d                10-26

          *10-23(a)--Amendment to employment agreement between
                     NMPC and John W. Powers, Sr. Vice
                     President, Finance and Corporate Services, dated November 8, 1994.**

           10-24   --Employment Agreement between NMPC and
                     Michael P. Ranalli, Sr. Vice President,
                     Electric Supply & Delivery, dated
                     January 1, 1993, including letter dated
                     January 24, 1994.**                       d                10-27

           10-25   --Agreement for Consulting Services between
                     NMPC and William J. Donlon, effective
                     July 15, 1993.**                          d                10-28

          *11      --Statement setting forth the computation of
                     average number of shares of common stock
                     outstanding.

          *12      --Statements Showing Computations of Certain
                     Financial Ratios.


                                           _______________________
            **  Required  to be filed as an exhibit  to Form 10-K pursuant to Item  14(a)(3) of Form
          10-K.

          *21      --Subsidiaries of the Registrant.

          *23      --Consent of Price Waterhouse LLP,
                     independent accountants.

          *27      --Financial Data Schedule, pursuant to
                     Item 601(c) of Regulation S-K.

           99(1)   --Form 11-K Annual Report of the Employee












                     Savings Fund Plan for Represented Employees
                     of Niagara Mohawk Power Corporation for       To be filed at
                     Fiscal Year Ended December 31, 1994.          a later date.

           99(2)   --Form 11-K Annual Report of the Employee
                     Savings Fund Plan for Non-represented
                     Employees of Niagara Mohawk Power
                     Corporation for Fiscal year ended             To be filed at
                     December 31, 1994.                            a later date.












    EXHIBITS 3(a)(1) THROUGH 3(a)(46)  HAVE BEEN RESTATED IN ELECTRONIC
    FORMAT  FOR EDGAR FILING PURPOSES  ONLY.  DEFINITIVE  COPIES OF THE
    FOLLOWING  DOCUMENTS ARE ON FILE WITH THE SECRETARY OF STATE OF THE
    STATE OF NEW YORK.



    CERTIFICATE OF CONSOLIDATION              Exhibit 3(a)(1)

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

    STATE OF NEW YORK





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

    NIAGARA MOHAWK POWER CORPORATION



    Pursuant to Sections 26-a and 86 of the Stock Corporation Law and to Subdivision 4 of Section 11 of the Transportation Corporations





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


    II. The total number of shares which each of the corporations to be included in the consolidation is authorized to issue, the number thereof which have a par value, together with the par value of each, and the number thereof which are without par value, are as follows:

    A.  The total number of shares which  said Buffalo Niagara Electric
    Corporation  is authorized  to issue  is five  million two  hundred





    thousand  (5,200,000); the number thereof which have a par value is seven hundred thousand (700,000), such shares having a par value of one  hundred dollars  ($100)  each; the  number  thereof which  are
    without   par  value   is  four   million  five   hundred  thousand
    (4,500,000);

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

    B. The capital of the Corporation shall be at least equal to the sum of the aggregate par value of all issued shares having a par value, plus $10.00 in respect to every issued share without par value, plus such amounts as, from time to time, by resolution of the Board of Directors, may be transferred thereto. Subject to the laws creating and defining the duties of the Public Service
    Commission, shares of the Corporation without par value, not issued





    under Article VIII of this Certificate of Consolidation, may be issued from time to time for such consideration as may be fixed by the Board of Directors of the Corporation.

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

    D. All of the designations, preferences, privileges and voting powers of the shares of each class and the restrictions and qualifications thereof are to be as follows:

    PREFERRED STOCK

    (1) The shares of the Preferred Stock may be issued from time to time in series. Seven hundred ninety thousand (790,000) shares of the Preferred Stock shall be initially issued as follows:

    200,000 shares in the 3.40% Series,
    350,000 shares in the 3.60% Series,
    240,000 shares in the 3.90% Series,

    each  of  which series  is  hereinafter described.    The remaining
    shares of  Preferred Stock  may be  issued in  the 3.40%,  3.60% or
    3.90% series  or such one or more other series as may be determined from time to  time by the  Board of Directors,  each of said  other series to  be distinctively designated.  Subject to the limitations hereinafter stated and to the further limitation that shares having voting  power shall not have more than  one vote each, the Board of
    Directors  is  authorized  to fix  from  time  to  time before  the issuance of shares of each series of the Preferred Stock other than
    those  issued   in  the   3.40%,  3.60%   and  3.90%  Series,   the
    designations, preferences,  privileges  and voting  powers  of  the
    shares  of   such  additional   series  and  the   restrictions  or
    qualifications thereof except those hereinafter set forth under the heading "General  Provisions Applicable to All  Series of Preferred
    Stock".  All shares of  any one series of Preferred Stock  shall be





    alike  in every particular.   The shares  of all series  shall rank
    equally, and shall be  identical in all respects except  in respect of the matters set forth in the following subdivisions lettered (A)
    to (H), inclusive:

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

    (G) Whether or not there shall be a sinking fund, or other fund analogous thereto, with respect to the shares of each series, and the terms and provisions of such fund, if any; and

    (H)   Any other  relative, participating,  option or  other rights,





    preferences,  privileges, restrictions  or  qualifications  of  the
    shares  of  each  series   not  inconsistent  with  the  provisions
    applicable to  all shares  of the  Preferred Stock  irrespective of series.

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

    (C)   Except  as hereinafter  provided under  the  heading "General
    Provisions  Applicable  to  All  Series of  Preferred  Stock",  the
    Preferred  Stock,   3.40%  Series  shall  have   no  voting  rights
    whatsoever and is specifically excluded from the right to vote in a proceeding  for  mortgaging  the  property and  franchises  of  the
    Corporation pursuant  to Section 16  of the Stock  Corporation Law,





    for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation
    Law or pursuant to Section 35 of the Stock Corporation Law;


    (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $104.50 per share on or before February 28, 1951, and thereafter $103.50 per share, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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

    Particular Provisions Applicable to Preferred Stock, 3.60% Series

    (3)  The designation, preferences, privileges and voting powers  of
    the  shares  of  the   Preferred  Stock,  3.60%  Series,  and   the
    restrictions or qualifications thereof (insofar as they differ from





    or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

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

    (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per





    share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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

    Particular Provisions Applicable to Preferred Stock, 3.90% Series

    (4)  The designation, preferences,  privileges and voting powers of
    the  shares  of  the   Preferred  Stock,  3.90%  Series,   and  the
    restrictions or qualifications thereof (insofar as they differ from or  supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

    (A)    The series  shall be  designated  as Preferred  Stock, 3.90%
    Series;

    (B)  The dividend rate thereof  shall be three and nine-tenths  per
    cent  (3.90%) per  annum.    The dividends  on  the  shares of  the
    Preferred  Stock,  3.90%  Series  resulting  from  the  conversions
    provided   for  in  Article   VIII  of  the   1950  Certificate  of
    Consolidation  shall  be cumulative  from  the  first  day  of  the calendar month in  which such 1950 Certificate  of Consolidation is
    filed in  the  Department  of  State.   All  other  shares  of  the
    Preferred  Stock,  3.90%  Series,  if  any,  shall  be  issued with
    accruals  of   dividends  uniform  with  the   unpaid  accruals  of
    dividends, if any, on the Preferred Stock, 3.90% Series outstanding





    at the time of the issue thereof;

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

    (E) The sum per share payable upon involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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

    (G) The shares of the Preferred Stock, 3.90% Series shall not be convertible into or exchangeable for other securities of the Corporation; and

    (H) There shall be no sinking fund with respect to the shares of the Preferred Stock, 3.90% Series.






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

    (B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation,





    whether capital or surplus, the sums per share fixed for the shares of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock, as such.

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

    (C) At the option of the Board of Directors of the Corporation, the Corporation may redeem any series of Preferred Stock which has been made redeemable, either as a whole or in part, at the redemption price determined for such series; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of the Preferred Stock so to be redeemed on a date fixed by the Board of Directors; and provided, further, that in every case of redemption of less than all of the outstanding shares of any one series of Preferred Stock, such





    redemption shall be made pro rata, or the shares of  such series to be  redeemed shall  be  chosen by  lot  in such  manner  as may  be
    prescribed by resolution of  the Board of Directors.   At any  time
    after  notice of  redemption has  been mailed  as aforesaid  to the holders of stock so to be redeemed, the Corporation may deposit the aggregate  redemption price with a bank or trust company having its principal office in the State of New York and according to its last published  statement  a  capital,  surplus  and  undivided  profits aggregating at least $10,000,000, named in such  notice, payable on the  date  fixed for  redemption as  aforesaid  and in  the amounts aforesaid to the respective orders of the holders of  the shares so to be redeemed,  upon endorsement to the  Corporation or otherwise, as may be required, and upon surrender of the certificates for such
    shares.   Upon deposit of said  money as aforesaid, or,  if no such
    deposit is made,  upon the  date fixed for  redemption (unless  the
    Corporation  fails to make payment  of the redemption  price as set forth  in such notice), such holders shall cease to be stockholders with respect  to said shares, and from and after the making of said deposit, or,  if no such deposit  is made, from and  after the date fixed  for redemption  (the Corporation  not having failed  to make payment of the redemption price as set  forth in such notice), said shares shall not be deemed to be outstanding and such holders shall have no interest in  or claim against the Corporation  with respect to said shares, but shall  be entitled only to receive  said moneys on the date  fixed for  redemption as aforesaid  from said bank  or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such
    shares, as aforesaid.   If at the time of the mailing  of notice of
    redemption as aforesaid to the holders  of stock so to be  redeemed the Corporation  shall not have deposited  the aggregate redemption price as aforesaid, such notice may state that it is subject to the deposit  of the  aggregate redemption  price with  a bank  or trust company having its principal  office in the  State of New York  and according to  its last published  statement a capital,  surplus and undivided profits  aggregating at least $10,000,000,  named in such notice, on or before the date  fixed for redemption, and any notice of  redemption containing  such  statement shall  be  of no  effect unless such aggregate redemption price is so deposited on or before





    such date fixed  for redemption.   In case the  holder of any  such
    Preferred Stock which shall  have been called for redemption  shall not,  within  six  years  after  said  deposit,  claim  the  amount deposited  as above stated for the redemption thereof, such bank or trust  company shall upon demand  pay over to  the Corporation such unclaimed  amount and such bank or trust company shall thereupon be relieved from all  responsibility to such  holder, and such  holder
    shall look only  to the Corporation for  the payment thereof.   Any
    interest  accrued on  any funds  so deposited  shall belong  to the
    Corporation.


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

    (E) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least a majority of the total number of shares of the Preferred Stock of all series then outstanding:

    (1)   Issue or permit  any wholly owned  subsidiary (as hereinafter
    defined)  to  issue  any   unsecured  notes,  debentures  or  other
    securities representing unsecured indebtedness or  assume or permit
    any  wholly   owned  subsidiary   to  assume  any   such  unsecured
    securities, for  purposes other  than the refunding  of outstanding securities, secured or unsecured,  theretofore issued or assumed by the Corporation or  such wholly owned subsidiary  or the redemption or other retirement of outstanding shares of the Preferred Stock or of  outstanding shares  of  preferred stock  of  such wholly  owned subsidiary,  if, immediately  after such  issue or  assumption, the total principal amount  of all unsecured notes, debentures or other securities representing unsecured indebtedness issued or assumed by
    the  Corporation   or  its  wholly  owned   subsidiaries  and  then
    outstanding  (including unsecured securities representing debt then to  be issued or  assumed but excluding  any such  securities to be retired in connection  with such issue or  assumption) would exceed





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

    (3)     Consolidate  with   or  into   any  other   corporation  or
    corporations,  unless such  consolidation, or  the issuance  of the stock to  be issued in  connection with  such consolidation,  shall have  been ordered, approved or permitted by the Federal Securities and Exchange Commission  under the provisions of the Public Utility
    Holding  Company Act of 1935  or by any  successor commission under said  Act; provided that the provisions of this paragraph (3) shall not apply to the  purchase or other acquisition by  the Corporation of the  franchises or assets  of another corporation,  or otherwise apply to  any transaction  which does  not involve  a consolidation





    under the laws of the State of New York.

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

    The  term   "subsidiary"  or   "subsidiaries",  as  used   in  this
    subdivision (E), shall mean wholly owned subsidiaries and majority-
    owned subsidiaries, as above defined.

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

    (F) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of the Preferred Stock of all series then outstanding:

    (1) Create or authorize any kind of stock ranking prior to the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, or create or authorize any obligation or security convertible into shares of any such kind of stock;






    (2) Amend, alter, change or repeal any of the express terms of the Preferred Stock so as to affect the holders thereof adversely;

    (3) Permit any subsidiary to issue any shares of preferred stock unless such shares are issued to the Corporation;

    (4) Sell any shares of preferred stock of any subsidiary unless at the same time the Corporation shall sell all shares of every class of stock of such subsidiary owned by it;

    (5) Make any payment or distribution out of capital or capital surplus (other than dividends payable in stock ranking junior to the Preferred Stock) to any holder of any stock ranking junior to the Preferred Stock; or

    (6)  Issue  any shares of any series of  the Preferred Stock (other than  the 790,000 shares of Preferred Stock to be initially issued)
    or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of  the Preferred  Stock of any  series or  shares ranking  on a  parity with  them, unless  (a) the  shares so  to be issued  or reissued are issued  or reissued in  connection with the redemption of,  or in  exchange for, at  least an  equal number  of shares of the  Preferred Stock of another series  then outstanding,
    or  (b)  the   consolidated  income  of  the  Corporation  and  its
    subsidiaries (determined as  hereinafter provided)  for any  twelve consecutive  calendar  months  within the  fifteen  calendar months immediately  preceding  the  month  within which  the  issuance  or reissuance  of such additional shares is authorized by the Board of
    Directors  of the Corporation, shall have been in the aggregate not
    less   than  one  and  one-half  times  the  sum  of  the  interest requirements  (adjusted  by  provision  for  amortization  of  debt discount and expense or of premium on debt, as the case may be) for one year  on all  of the indebtedness  of the  Corporation and  its subsidiaries  outstanding at  the date  of such  proposed issue  or reissue  (excluding  any indebtedness  proposed  to  be retired  in connection  with such  issue  or  reissue)  and the  full  dividend requirements  for one  year  on all  outstanding shares  (including those  then proposed  to be  issued or  reissued but  excluding any





    shares proposed to be retired in connection with such issue or reissue) of the Preferred Stock and all other stock of the Corporation, if any, ranking prior to or on a parity with the Preferred Stock with respect to the payment of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary.

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

    (G) So long as any shares of the Preferred Stock of any series are outstanding, the Corporation shall not classify or reclassify





    outstanding shares of any series of the Preferred Stock so as to affect the holders of any series adversely without the consent
    (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least two-thirds of the total number of shares of each such series then outstanding so affected adversely.

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

    The aforesaid rights of the Preferred Stock and of any other class or classes of stock of the Corporation to vote separately for the election of members of the Board of Directors may be exercised at any annual meeting of stockholders of the Corporation or, within the limitations hereinafter provided, at any special meeting of stockholders of the Corporation held for the purpose of electing directors.






    At any time when the right of the holders of the Preferred Stock to elect a majority of  the Board of Directors is vested as aforesaid, a  special meeting of stockholders of the Corporation may be called and held for  the purpose  of electing directors  in the  following
    manner   (unless  under  the  provisions  of  the  By-Laws  of  the
    Corporation,  as then in effect,  an annual meeting of stockholders of the Corporation  is to be held within 60  days after the vesting in the holders of the Preferred Stock of the right to elect members of the Board  of Directors  or unless,  since the  vesting of  such right, a meeting of stockholders of the Corporation has theretofore been held at which holders of the Preferred Stock were entitled  to elect members of the Board of Directors):

    Upon the  written request of the holders of record of not less than
    10% of  the  total number  of shares  of the  Preferred Stock  then outstanding, regardless  of series,  addressed to the  Secretary of the  Corporation, the Secretary  or an  Assistant Secretary  of the
    Corporation  shall  call  a  special meeting  of  the  stockholders entitled to vote for the election  of directors, for the purpose of electing a  majority of the Board  of Directors by the  vote of the
    Preferred Stock, and the remainder of the Board of Directors by the vote  of such  other  class or  classes  of stock  as  may then  be entitled to vote  for the election of directors,  voting separately
    as hereinbefore provided.   Such  meeting shall be  held within  50
    days  after personal service of  the said written  request upon the
    Secretary of the Corporation,  or within 50 days after  mailing the same  within  the  United  States  of  America  by  registered mail addressed to  the Secretary  of the  Corporation  at its  principal office.  If such meeting shall not be called within 20 days of such personal service or mailing, then the holders of record of not less than 10% of the total number  of shares of the preferred Stock then outstanding,  regardless of series, may designate in writing one of their  number to call  such special meeting  at the expense  of the
    Corporation,  and  such meeting  may be  called  by such  person so
    designated  upon  the  notice   required  for  annual  meetings  of
    stockholders and  shall be  held at  the place  for the  holding of annual  meetings of stockholders of the Corporation.  Any holder of the  Preferred Stock so designated  shall have access  to the stock





    books of the Corporation for the purpose of causing said meeting to be called as aforesaid.

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

    Upon the election of a majority of the Board of Directors by the holders of the Preferred Stock, the term of office of all directors then in office shall terminate; and no delay or failure by the holders of other classes of stock in electing the remainder of the Board of Directors shall invalidate the election of a majority thereof by the holders of the Preferred Stock.






    Upon any termination of the  right of the holders of  the Preferred
    Stock to elect members of the Board of Directors as aforesaid, the term of office of the directors then in office shall terminate upon the election of a majority of the Board of Directors, as then constituted, at a meeting of the holders of the class or classes of stock of the Corporation then entitled to vote for directors, which meeting may be held at any time after such termination of such right, and shall be called upon request of holders of record of such class or classes of stock then entitled to vote for directors, in like manner and subject to similar conditions as hereinbefore in this subdivision (H) provided with respect to the call of a special meeting of stockholders for the election of directors by the holders of the Preferred Stock.

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

    (I)   Except as herein otherwise expressly provided and except when





    some mandatory provision of law shall be controlling and, except as regards the special rights of any series of the Preferred Stock as provided in the resolutions creating such series, whenever shares of two or more series of the Preferred Stock are outstanding, no particular series of the Preferred Stock shall be entitled to vote as a separate series on any matter, and all shares of the Preferred
    Stock of all series shall be deemed to constitute but one class for any purpose for which a vote of the stockholders of the Corporation by classes may now or hereafter be required.

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

    (B) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after there shall





    have been paid to or set apart for holders of all stock having priority over the Common Stock the full preferential amounts to which they are respectively entitled, the holders of the Common
    Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders. The sale, conveyance, exchange or transfer of all or substantially all of the property of the Corporation, or the merger or consolidation into or with any other corporation, shall not be deemed a liquidation, dissolution or winding up for the purposes of this subdivision (B).

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

    (D) The holders of the Common Stock shall have preemptive rights as the same are defined in Section 39 of the Stock Corporation Law, except that shares or other securities offered for sale shall not





    be subject to such preemptive rights (1) if not so subject under said Section 39 or (2) if they are the subject of a public offering or of an offering to or through underwriters or investment bankers who shall have agreed promptly to make a public offering of such shares.

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

    B.   All  of the issued  and outstanding  shares of  the Cumulative





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

    F. All of the issued and outstanding shares of the Common Stock of Buffalo Niagara Electric Corporation (being 3,000,000 shares) are





    hereby converted, share for share, into 3,000,000 shares of the Common Stock of the Corporation.

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

    I.    The  conversion   of  shares  of  Buffalo  Niagara   Electric
    Corporation, Central New York Power  Corporation and New York Power





    and Light Corporation into shares of the Corporation shall take place upon and become effective by the filing of this Certificate in the Department of State, without further action by the holders of such shares or by any other person or persons, and upon such filing the holders of record of the shares of said Buffalo Niagara
    Electric Corporation,  Central New  York Power Corporation  and New
    York Power and Light Corporation shall become and be holders of record, in the amounts herein provided for, of shares of the Corporation.

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

    XII.   Subject to the  applicable provisions of  the Public Service
    Law,  no  contract   or  other  transaction  entered  into  by  the
    Corporation shall  be affected by the fact that any director of the
    Corporation is in any way interested in or connected with any party to  such contract  or transaction  or himself  is a  party to  such contract or transaction, provided that such contract or transaction shall be approved  by a majority  of the directors  present at  the





    meeting authorizing or confirming such contract or transaction, which majority shall consist of directors not so interested or connected. The fact that any director of the Corporation has such an interest or connection with any contract or other transaction so approved, shall not render him liable to account to the Corporation for any profit realized by him or for any loss suffered by the Corporation from or through any such contract or transaction. The lack of such approval shall not in and of itself invalidate any such contract or transaction or deprive the Corporation or any of its directors of any right to proceed therewith insofar as permitted by law.

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

    On  this 4th day of January, 1950,  before me personally came EARLE
    J. MACHOLD, to me personally known, who, being by me duly sworn, did depose and say that he resides at 106 Wendell Terrace, Syracuse, New York; that he is the President of Niagara Hudson





    Power  Corporation,   the  corporation   described  in   and  which
    subscribed  the foregoing  Certificate  of Consolidation;  that  he knows the seal of  the said Corporation; that  the seal affixed  to such instrument is  such corporate seal; that it was  so affixed by order  of the Board  of Directors of such  Corporation, and that he signed his name thereto by like order.


    PHYLLIS FANNING

    PHYLLIS FANNING
    Notary Public, State of New York
    No. 31-1158700
    Qual in New York County Clk. and Reg
    Term Expires March 30, 1951

    (NOTARIAL SEAL)




    Affidavit of Secretary
    of
    BUFFALO NIAGARA ELECTRIC CORPORATION

    STATE OF NEW YORK )
    COUNTY OF ERIE    )  ss.:

    WALTER S. SCHMIDT, being duly sworn,  deposes and says:  that he is the Secretary of  Buffalo Niagara Electric Corporation,  one of the
    constituent  corporations named  in  the  foregoing Certificate  of
    Consolidation;  that the foregoing consolidation of Buffalo Niagara
    Electric  Corporation, New  York  Power and  Light Corporation  and
    Central New York Power  Corporation was subject to the  approval of the Securities  and Exchange  Commission and  has been  approved by said Commission under the provisions of the  Public Utility Holding
    Company Act of 1935, and that Niagara Hudson Power Corporation, the
    corporation  which  has  executed   the  foregoing  Certificate  of
    Consolidation,  is the holder of  record of all  of the outstanding





    shares of Buffalo Niagara Electric Corporation entitled to vote on any consolidation pursuant to Section 86 of the Stock Corporation
    Law which is subject to the order, approval or permission of, and has been ordered, approved or permitted by, the Securities and Exchange Commission under the provisions of the Public Utility
    Holding Company Act of 1935.

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

    CENTRAL NEW YORK POWER CORPORATION
    STATE OF NEW YORK  )
    COUNTY OF ONONDAGA )  ss.:

    FREDERICK P. SMITH, being duly sworn, deposes and says: that he is the Secretary of Central New York Power Corporation, one of the constituent corporations named in the foregoing Certificate of Consolidation; that the foregoing consolidation of Buffalo Niagara
    Electric  Corporation, New  York  Power and  Light Corporation  and
    Central New York Power Corporation has been approved by the Federal
    Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935, and that Niagara Hudson
    Power Corporation, the corporation which has executed the foregoing
    Certificate of Consolidation, is the holder of record of all of the





    outstanding shares of Central New York Power Corporation entitled to vote on any consolidation pursuant to Section 86 of the Stock
    Corporation Law which has been ordered, approved or permitted by the Federal Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935.

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

    NEW YORK POWER AND LIGHT CORPORATION

    STATE OF NEW YORK )
                      )  ss.:
    COUNTY OF ALBANY  )

    ALBERT N. WOODHEAD, being duly sworn, deposes and says: that he is the Secretary of New York Power and Light Corporation, one of the constituent corporations named in the foregoing Certificate of Consolidation; that the foregoing consolidation of Buffalo Niagara
    Electric  Corporation, New  York  Power and  Light Corporation  and
    Central New York Power Corporation has been approved by the Federal
    Securities and Exchange Commission under the provisions of the Public Utility Holding Company Act of 1935, and that Niagara Hudson
    Power Corporation, the corporation which has executed the foregoing





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

    EARLE J. MACHOLD, being duly sworn, deposes and says:






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

    EARLE J. MACHOLD
    Sworn to before me this





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

        * * * * * *

    The Public Service Commission  hereby approves the consolidation of
    New York  Power and Light Corporation and  Buffalo Niagara Electric
    Corporation and Central New York Power Corporation into Central New
    York Power Corporation which is to survive the consolidation and be named  Niagara Mohawk  Power  Corporation,  which consolidation  is evidenced  by this  certificate of  consolidation made  Pursuant to
    Sections   26-a  and  86  of  the  Stock  Corporation  Law  and  to
    Subdivision 4 of Section 11 of the Transportation Corporations Law,
    and executed  on January 4, 1950 by the President of Niagara Hudson
    Power  Corporation,  the  Secretary  of  Buffalo  Niagara  Electric
    Corporation, the  Secretary of Central New  York Power Corporation,
    the  Secretary  of  New   York  Power  and  Light  Corporation,--in
    accordance with the  order of said Public  Service Commission dated





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



    CERTIFICATE OF AMENDMENT                      Exhibit 3(a)(2)

    of

    CERTIFICATE OF INCORPORATION

    of






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

    of






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

    III.  The certificate of incorporation of the Corporation is hereby





    amended to effect the following changes authorized in subdivision two of Section 35 of the Stock Corporation Law:

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

    (4)  The change of the preferences, privileges and voting powers of
    the  Preferred  Stock  and  the   restrictions  and  qualifications
    thereof, and

    (5) The change of the Corporation's statements respecting capital, including the amendment of the provisions as to the consideration for which shares without par value may be issued, and

    (6) The adoption of a provision with respect to the dollar amount of minimum capital of the Corporation, and

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

    "IV. A. The total number of shares which the Corporation may have is 14,223,289, of which 1,200,000 are to have a par value of $100





    each, and 13,023,289 are to be without par value.

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

    "(A)   The holders of the  Preferred Stock of each  series shall be entitled to receive, but only when, as and if declared by the Board





    of Directors, dividends at  the rate fixed  for such series and  no
    more.   Such dividends shall be  payable on the last  day of March,
    June, September and December  in each year and shall  be cumulative
    from  such date  as may  be fixed  for the  series.   All dividends
    payable on the Preferred Stock shall be fully paid, or declared and set apart for payment, before any dividends on the Class A Stock or
    Common Stock shall be paid or set apart for payment so that if, for all  dividend periods terminating on  the same or  an earlier date, dividends on all outstanding  shares of the Preferred Stock  at the rates fixed for the  respective series shall not have been  paid or set apart  for payment, the  deficiency shall be fully  paid or set apart for payment  before any dividends shall be  paid or set apart for payment on  the Class A  Stock or Common  Stock.  Dividends  in
    full shall  not be paid or  set apart for payment  on the Preferred
    Stock of any one series for any dividend period unless dividends in full  have  been or  are contemporaneously  paid  or set  apart for payment  on  the Preferred  Stock of  all  series for  all dividend
    periods terminating  on the  same or  an  earlier date.   When  the
    stated  dividends  are  not  paid  in full  on  all  series  of the
    Preferred  Stock, the shares of  all series shall  share ratably in the  payment  of dividends,  including  accumulations,  if any,  in accordance  with the sums which would  be payable on said shares if all dividends were paid in full.  A `dividend period' is the period between any  two consecutive dividend payment  dates, excluding the first of such  dates, as fixed for  the series to which  a share or
    shares  shall  belong.    Accruals  of  dividends  shall  not  bear
    interest.


    "(B)   Upon  any  dissolution, liquidation  or  winding up  of  the
    Corporation, whether  voluntary or involuntary, the  holders of the
    Preferred  Stock of each and every series then outstanding shall be entitled  to  receive out  of the  net  assets of  the Corporation, whether capital or surplus, the sums per share fixed for the shares of  the  respective  series  and  payable  upon  such  dissolution, liquidation or  winding up,  plus, in  the case  of each share,  an amount equal  to the dividends accrued and  unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made  to the holders of the Class  A Stock





    or Common Stock, as such.

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

    "(2)   Amend, alter, change or  repeal any of the  express terms of the Preferred Stock so as to affect the holders thereof adversely;





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

    "(6)  Issue any shares of any series of the  Preferred Stock (other than  the 790,000 shares of Preferred Stock to be initially issued)
    or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of  the Preferred  Stock of any  series or  shares ranking  on a  parity with  them, unless  (a) the  shares so  to be issued  or reissued are issued  or reissued in  connection with the redemption  of, or  in exchange  for, at  least an equal  number of shares of the Preferred  Stock of another series then  outstanding,
    or  (b)  the  consolidated  income   of  the  Corporation  and  its
    subsidiaries (determined  as hereinafter  provided) for  any twelve consecutive calendar months within the fifteen calendar months immediately  preceding  the  month  within which  the  issuance  or reissuance  of such additional shares is authorized by the Board of
    Directors  of the Corporation, shall have been in the aggregate not
    less   than  one  and  one-half  times  the  sum  of  the  interest requirements  (adjusted  by  provision  for  amortization  of  debt discount and expense or of premium on debt, as the case may be) for one  year on  all of  the indebtedness  of the Corporation  and its subsidiaries  outstanding  at the  date of  such proposed  issue or reissue  (excluding  any indebtedness  proposed  to  be retired  in connection  with  such issue  or  reissue)  and  the full  dividend requirements  for one  year  on all  outstanding shares  (including those  then proposed  to be  issued or  reissued but  excluding any shares  proposed to  be retired  in connection  with such  issue or reissue)  of the  Preferred  Stock  and  all  other  stock  of  the
    Corporation, if  any,  ranking prior  to or  on a  parity with  the
    Preferred  Stock with respect to  the payment of  dividends or upon





    the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary;

    "(7) Issue any shares of any series of the Preferred Stock (other than the 790,000 shares of Preferred Stock to be initially issued) or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preferred Stock of any series or shares ranking on a parity with them, unless (a) the shares so to be issued or reissued are issued or reissued in connection with the redemption of, or in exchange for, at least an equal number of shares of the Preferred Stock of another series then outstanding, or (b) the stock equity junior to the Preferred Stock as of the end of the second calendar month immediately preceding such issue or reissue shall have been not less than an amount equal to the voluntary liquidation value of the Preferred Stock determined as of such date; provided that if, for the purpose of meeting such condition as to the voluntary liquidation value of the Preferred
    Stock, it becomes necessary to take into consideration any surplus of the Corporation, the Corporation shall not thereafter pay any Common Stock dividend which would reduce the stock equity junior to the Preferred Stock as of the end of the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid to an amount less than the voluntary liquidation value of the Preferred Stock determined as of such date;

    "(8) Pay any Common Stock dividend, if (a) the aggregate amount of Common Stock dividends paid in the period of one year ending with and including the date on which such Common Stock dividend is to be paid, would exceed 75% of the net income applicable to the Corporation's Common Stock for the period of the 12 calendar months ending with and including the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid,and (b) the stock equity junior to the Preferred Stock, determined as of the end of the second calendar month immediately preceding the date on which such Common Stock dividend is to be paid (and after the deduction of the aggregate amount of Common
    Stock dividends paid or to be paid from the end of such immediately preceding second calendar month to and including the date on which such Common Stock dividend is to be paid), would be less than 25%





    of  the total capitalization  of the Corporation  as of the  end of
    such  immediately  preceding  second  calendar  month  (after   the
    deduction of the aggregate amount of Common Stock dividends paid or to  be paid  from  the end  of  such immediately  preceding  second calendar month to and including the date on which such Common Stock dividend is to be paid); or

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

    "'Consolidated  income' for  any period,  for the purposes  of this subdivision (F),  shall be computed  by adding to  the consolidated net income of the Corporation and its subsidiaries for said period,
    determined  in   accordance  with  generally   accepted  accounting
    practices,  as adjusted by action of  the Board of Directors of the
    Corporation  as  hereinafter  provided,  the  amount  deducted  for interest  (adjusted  as above  provided)  in  determining such  net
    income.    In  determining  such consolidated  net  income  for any
    period,  there shall  be deducted,  in addition  to other  items of expense, the amount charged to income for said  period on the books of the Corporation and its  subsidiaries for taxes and depreciation





    expense.    In the  determination  of consolidated  income  for the
    purposes of this  subdivision (F),  the Board of  Directors of  the
    Corporation  may,  in the  exercise  of  the due  discretion,  make adjustments by way  of increase  or decrease  in such  consolidated income  to  give  effect  to  changes  therein  resulting from  any acquisition  of  properties  or from  any  redemption, acquisition, purchase,  sale or exchange of securities by the Corporation or its subsidiaries  either prior  to the  issuance or  reissuance of  any shares  of Preferred  Stock then  to be  issued or  reissued or  in connection therewith.

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

    "'Voluntary liquidation  value of  the Preferred Stock'  shall, for the purposes of this subdivision (F), be the aggregate  of the sums per share (including an amount equal to the dividends accrued and
    unpaid  thereon)   which  would  be  payable   upon  the  voluntary
    dissolution,  liquidation or winding  up of the  Corporation to the holders of  the shares of  each and  every series of  the Preferred
    Stock  then outstanding and of any preferred stock ranking prior to or on a parity with the Preferred Stock with respect to the payment





    of dividends or upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary.

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

    "'Total capitalization of the Corporation' shall, for the purposes of this subdivision (F), be the aggregate of (a) the par or stated value of the then outstanding capital stock of the Corporation of all classes, (b) the earned surplus (including reservations thereof and of net income), the capital surplus and the paid-in surplus of the Corporation and its subsidiaries, whether or not available for payment of dividends, (c) any premium on capital stock of the Corporation as shown on the Corporation's books of account, and (d) the principal amount of all outstanding debt of the Corporation and its subsidiaries maturing by its terms more than 12 months from the





    date of the determination of such total capitalization of the Corporation."


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

    "CLASS A STOCK AND COMMON STOCK

    "Class A Stock

    "(6) The following provisions shall apply to all shares of the Class A Stock:


    "(A)   Subject  to the  prior rights  of the  Preferred  Stock, the holders of the Class A Stock shall be entitled to receive, but only when,  as and if  declared by the Board  of Directors, dividends at the rate of $1.20 per share per annum and  no more.  Such dividends shall  be payable  on the  last day of  March, June,  September and
    December in each year and shall be cumulative from January 1, 1950.
    All dividends payable on the Class A Stock shall be  fully paid, or declared and set  apart for  payment, before any  dividends on  the
    Common Stock shall be paid or set apart for payment so that if, for all  dividend periods terminating on  the same or  an earlier date, dividends  on all  outstanding shares of  the Class A  Stock at the rate of $1.20 per share per annum  shall not have been paid or  set apart for  payment, the deficiency shall  be paid or set  apart for payment before any dividends shall be paid or set apart for payment on any Common Stock of the Corporation.  A 'dividend period' is the





    period  between   any  two  consecutive  dividend   payment  dates,
    excluding the first of such dates.  Accruals of dividends shall not bear interest.

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

    "If at  any time or from  time to time the  Corporation shall issue
    (other than  upon conversion of  shares of the  Class A Stock)  any shares of the  Common Stock for a consideration per share less than the  capital represented by each  issued share of  the Common Stock immediately after  the filing of  the Certificate  of Amendment  of
    Certificate   of   Incorporation   of   Buffalo   Niagara  Electric
    Corporation filed in  the Department  of State on  January 5,  1950
    (which  Certificate of Amendment  is hereinafter sometimes referred to as the '1950 Certificate  of Amendment'), thereafter any  holder of the Class A Stock, upon surrender thereof for conversion, shall, in lieu of the  number of shares of the Common  Stock which but for such  issue  and all  prior  such issues  he  would be  entitled to





    receive  for  each  share of  the  Class  A  Stock upon  conversion
    (hereinafter called the 'shares originally subject to conversion'), be  entitled to  receive for  each share  of the  Class A  Stock an adjusted number of shares  determined by multiplying the  number of shares originally subject to conversion by the quotient obtained by dividing the capital represented by each issued share of the Common
    Stock  immediately  after the  filing  of the  1950  Certificate of
    Amendment  by the capital represented  by each issued  share of the
    Common Stock outstanding after  such issue; provided, however, that no  such  adjustment shall  decrease the  number  of shares  of the
    Common Stock  into which one share of the Class A Stock may at such
    time be converted.   For the purposes of  such computation, (1) the
    capital  represented by each issued share of the Common Stock shall be the quotient obtained by dividing the total  capital represented by the Class A Stock  and the Common Stock then outstanding  by the total number  of shares of the  Class A Stock and  the Common Stock then  outstanding,  excluding however  from  such  total number  of shares then outstanding the  number of shares of the  Common  Stock
    theretofore issued upon  the conversion of shares  of the Class   A
    Stock in excess  of the number  of shares of the  Class A Stock  so converted, (2) the total  capital represented by the Class  A Stock and the Common Stock then outstanding shall be determined in accordance with  the Corporation's statement  respecting capital as in effect immediately after  the filing of the 1950  Certificate of
    Amendment,  without  adjustment for  any  subsequent reductions  or increases of capital,  and (3)  there shall be  deducted from  such total  capital the consideration  paid by  the Corporation  for any shares of the Class A Stock and the Common Stock  reacquired by the
    Corporation (otherwise  than upon conversion of shares of the Class
    A Stock).

    "For the purposes of this subdivision (B), the following provisions shall  be applicable  in  determining the  consideration for  which shares of the Common Stock shall have been issued: (1)  In case  of the issuance of additional shares of the Common Stock for cash, the consideration received by the  Corporation therefor shall be deemed to  be the  amount of  cash received  by the  Corporation for  such
    shares,  before  deducting  therefrom   any  commissions  or  other
    expenses paid or  incurred by the Corporation  for any underwriting





    of, or otherwise in  connection with, the issuance of  such shares;
    (2) In case of the issuance (otherwise than upon conversion or exchange of obligations or shares of stock of the Corporation) of additional shares of the Common Stock for a consideration other than cash or a consideration a part of which shall be other than cash, the amount of the consideration other than cash received by the Corporation for such shares shall be deemed to be the value of such consideration as determined by the Board of Directors of the Corporation, and (3)In case of the issuance of additional shares of the Common Stock upon the conversion or exchange of any obligations or of any shares of stock of the Corporation, the amount of the consideration received by the Corporation for such Common Stock shall be deemed to be the consideration received by the Corporation for such obligations or shares so converted or exchanged, before deducting from such consideration so received by the Corporation any expenses or commissions incurred or paid by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such obligations or shares, plus any consideration or adjustment payment received by the Corporation in connection with such conversion or exchange.

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

    "The  Corporation  shall  not  be required  to  issue  certificates





    representing fractions of a share of the Common Stock resulting from the conversion of shares of the Class A Stock into shares of the Common Stock, but a scrip certificate or certificates of the Corporation shall be issued in respect of such fractional interests in the Common Stock, in the manner, and subject to the terms, provisions and conditions, as hereinafter in paragraph (9) of this Part D provided.

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

    "(C) At the option of the Board of Directors of the Corporation, the Corporation may redeem the Class A Stock, either as a whole or in part, at any time or from time to time at a redemption price of $26.875 per share, plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of the Class A Stock so to be redeemed on a date fixed by the Board of Directors; and provided, further, that in every case of redemption of less than all of the outstanding shares of the Class A Stock, such redemption shall be made pro rata, or the shares to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors. At any time after notice of redemption has been mailed as aforesaid to the holders of stock so to be redeemed, the Corporation may deposit the aggregate redemption price with a bank or trust company having its





    principal office in the State of New York and according to its last published  statement  a  capital,  surplus  and  undivided  profits aggregating at least $10,000,000, named  in such notice, payable on the  date  fixed for  redemption as  aforesaid  and in  the amounts aforesaid to the respective orders of the holders  of the shares so to be redeemed,  upon endorsement to the Corporation  or otherwise, as may be required, and upon surrender of the certificates for such shares.  Upon the date fixed for redemption (unless the Corporation fails to  make payment of the redemption price as set forth in such notice), such  holders shall cease to be  stockholders with respect to said  shares, and from  and after the date  fixed for redemption
    (the  Corporation  not  having  failed   to  make  payment  of  the
    redemption  price as set forth  in such notice),  said shares shall not be  deemed to  be outstanding  and such  holders shall have  no interest in or claim  against the Corporation with respect  to said shares,  but shall be  entitled only to receive  said moneys on the date  fixed for  redemption as  aforesaid from  said bank  or trust company,  or  from the  Corporation, as  the  case may  be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such
    shares, as aforesaid.   If at the time of the  mailing of notice of
    redemption  as aforesaid to the holders  of stock so to be redeemed the Corporation  shall not have deposited  the aggregate redemption price as aforesaid, such notice may state that it is subject to the deposit  of the  aggregate redemption  price with  a bank  or trust company having  its principal office in  the State of New  York and according  to its last  published statement a  capital, surplus and undivided profits  aggregating at least $10,000,000,  named in such notice,  on or before the date fixed for redemption, and any notice of  redemption containing  such  statement shall  be  of no  effect unless such aggregate redemption price is so deposited on or before such date fixed for redemption.

    "In case the holder of any such Class A Stock which shall have been called for redemption shall not, within six years after said deposit, claim the amount deposited as above stated for the redemption thereof, such bank or trust company shall upon demand pay over to the Corporation such unclaimed amount and such bank or trust company shall thereupon be relieved from all responsibility





    to such holder, and such holder shall look only to the  Corporation
    for the  payment thereof.   Any  interest accrued on  any funds  so
    deposited shall belong to the Corporation.

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

    "(F)   Except  as provided  in subdivision  (B) above, the  Class A
    Stock of the Corporation shall not  entitle any holder thereof as a matter of right to  subscribe for, purchase or receive any  part of the  unissued  stock  of  the  Corporation  or  any  stock  of  the
    Corporation  to  be  issued  by  reason  of  any  increase  of  the authorized capital stock  of the  Corporation or any  stock of  the
    Corporation purchased  by  the Corporation  or  by its  nominee  or nominees, or to subscribe for, purchase or receive any rights to or options  to purchase any such  stock or any  bonds, certificates of indebtedness,  debentures or  other securities convertible  into or





    carrying options or warrants to purchase stock or other securities of the Corporation, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York.

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

    "Common Stock


    "(7)   The following  provisions shall apply  to all shares  of the
    Common Stock:

    "(A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to dividends over the Common Stock shall have been paid or declared





    and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when and as determined by the Board of Directors.

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

    "The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Class A Stock





    and the holders of the Common Stock pro rata such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Class A Stock and the holders of the Common Stock pro rata.

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



    "SCRIP CERTIFICATES

    "(9)  Whenever a conversion of  shares of Class A Stock into Common
    Stock, or any  other exchange or  conversion of shares of  stock of





    the Corporation  of  any class  or  series for  or  into shares  of another class or series, or any  exchange of shares of stock of the
    Corporation for shares of stock  of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the
    Board of Directors of the Corporation, shall result in the creation of interests in fractions of shares of stock of the  Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of  shares of stock, but a scrip  certificate or certificates  shall be  issued in  respect of such fractional interests in shares.  Such scrip certificates  will entitle  the holders  thereof,  upon  such  terms  and  under  such conditions  as  may  be  set  by  the  Board  of  Directors  of the
    Corporation, upon the surrender  of scrip certificates  aggregating one or more full shares of stock of the respective class or series, to receive,  on  or before  a date  to  be fixed  by  the Board  of
    Directors  of  the  Corporation,  a  certificate  or   certificates
    representing such full shares.  The scrip certificates will provide that, as  soon as practicable after such date so fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip  certificates shall be sold and the proceeds held without accountability for interest for  the account of the holders of scrip certificates until a date fixed by the  Board of Directors and to  be not more than  two years later, after  which latter date all  unsurrendered  scrip  certificates of  the  Corporation  shall become void.

    "Scrip certificates shall be non-voting and non-dividend bearing and shall not entitle the holders thereof to any rights as stockholders of the Corporation.

    "For the purposes of the conversion of shares of the  Class A Stock into shares of the  Common Stock as provided in subdivision  (B) of paragraph (6) of  this Part  D, scrip certificate  shall be  issued representing  interests  in fractions  of  shares  of Common  Stock resulting  from such  conversion, which  shall entitle  the holders thereof, upon the surrender of  such scrip certificates in  amounts aggregating one  or more full shares  of Common Stock on  or before
    January  5,   1956,  to  receive  a   certificate  or  certificates
    representing  such full shares of  Common Stock.   After said date,





    any shares of Common Stock represented by such scrip certificates then outstanding shall be sold, and the proceeds thereof held for the account of the holders of such outstanding scrip certificates, without interest, until a date fixed by the Board of Directors and not more than two years later, when all such unsurrendered scrip certificates shall become void.

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

    All of the issued and outstanding shares of the Common Stock being at the time of filing of this Certificate of Amendment owned and held by a single corporate holder, upon the filing of this





    Certificate of Amendment in the Department of State of the State of
    New York, each authorized and issued share of Common Stock shall be changed  and reclassified  into 1,928,627/9,580,989  authorized and issued share  of Class  A Stock and  7,473,172/9,580,989 authorized and issued share of Common Stock;  and the holder of the issued and outstanding Common  Stock may at any time  after the filing of this
    Certificate of  Amendment present  at the  principal office of  the
    Corporation, or at such  other office or agency of  the Corporation as  may  be designated  by the  Corporation  for such  purpose, for
    surrender  and  cancellation,   the  certificate  or   certificates
    representing the 9,580,989 shares of Common Stock heretofore issued and outstanding, and shall thereupon receive in exchange therefor a certificate or certificates for  1,928,627 shares of Class  A Stock and a  certificate or certificates  for 7,473,172 shares  of Common
    Stock.
    VIII.  It is not proposed to reduce the capital  of the Corporation by this Certificate of Amendment.

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


    (NOTARIAL SEAL)



    AFFIDAVIT OF

    Officers of the Corporation
    pursuant to Section 37 of the Stock Corporation Law



    STATE OF NEW YORK    )
                         ) ss.:
    COUNTY OF NEW YORK   )

    Earle J. Machold and James H. Morrell, being duly sworn, depose and say, and each for himself deposes and says, that he, Earle J.
    Machold,  is  the  President, and  he,  James  H.  Morrell, is  the





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



    "A Proceeding to enforce Plans pursuant to Sections 11(e) and 18(f) of the Public Utility Holding Company Act of 1935 "Civil Action No.
    3476";

    5.   That the foregoing decree of  the United States District Court





    for the Northern District of New York has ceased to be subject to appeal or review, except that an appeal is pending which does not involve any questions which, if the decree should be reversed, would result in invalidating or materially changing any provision of the Plan designed to be effectuated by the foregoing Certificate of Amendment;
    6. That the form and provisions of the foregoing Certificate of Amendment have been approved by the said United States District
    Court for the Northern District of New York, which made the foregoing decree;

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

    Sworn to before me this 5th





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


    By the Commission

    (SEAL)
    MURRAY G. TANNER





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

    (SEAL)
    RUTH M. MINER
    Deputy Secretary of State





    CERTIFICATE OF AMENDMENT                  Exhibit 3(a)(3)

    of

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    __________

    Pursuant to Section 36 of the Stock Corporation Law






    __________




    STATE OF NEW YORK
    DEPARTMENT OF STATE

    FILED AUG. 22, 1952

    TAX $75,000

    FILING FEE $25

    THOMAS J. CURRAN

    Secretary of State

    BY B. HORAN





    CERTIFICATE OF AMENDMENT

    of

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION


    _________

    Pursuant to Section 36 of the Stock Corporation Law






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


    "C.  The shares of the Corporation are to be classified as follows:






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




    Affidavit of

    Officers of the Corporation

    Pursuant to Section 37 of the Stock Corporation Law


    STATE OF NEW YORK  )
    COUNTY OF ONONDAGA )  ss.:

    Earle J. Machold and Charles A. Tattersall, being duly sworn, depose and say, and each for himself deposes and says, that he,





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

    PHYLLIS FANNING
    Notary Public

    PHYLLIS FANNING
    Notary Public in the State of New York
    Qualified in Onon. Co. No. 34-1156700
    Certificate Filed in New York County
    No. 31-1158700





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





    EARLE J. MACHOLD
    President



    JAMES H. MORRELL
    Treasurer

    Subscribed and sworn to before





    me this 19th day of Aug., 1952.
    PHYLLIS FANNING
    Notary Public

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


    STATE OF NEW YORK )
    COUNTY OF ALBANY  ) ss.:

    On this 20th day of August, 1952, before me personally came Charles
    A. Tattersall, to me known to be the person described in and who executed the foregoing Certificate of Amendment on behalf of





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

    MURRAY G. TANNER
    Secretary






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

    SIDNEY B. GORDON
    Deputy Secretary of State

    (SEAL)





    CERTIFICATE                               Exhibit 3(a)(4)

    of

    NIAGARA MOHAWK POWER CORPORATION


    Pursuant to Section 11 of the Stock Corporation Law









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

    III.  The Certificate of incorporation of the Corporation, as amended and supplemented by any certificate filed  pursuant to law, is  hereby  amended by  the  addition of  the  following provisions
    stating  the  designations,   preferences,  privileges  and  voting
    powers,  and the  restrictions  or qualifications  of  a series  of





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

    (C)   Except  as provided  under  the heading  "General  Provisions
    Applicable  to All Series of Preferred Stock"  in Part D of Article
    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 4.10%
    Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section
    36 of the Stock Corporation Law;

    (D)   The  sum per  share payable  upon the  voluntary dissolution,





    liquidation or winding up of the Corporation shall be $104.50 per share through April 30, 1959; $103.25 per share thereafter through April 30, 1964; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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

    EARLE J. MACHOLD
    President

    JOHN G. BENACK
    Assistant Secretary


    STATE OF NEW YORK  )
    COUNTY OF ONONDAGA ) ss.:






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

    EARLE J. MACHOLD
    EARLE J. MACHOLD

    JOHN G. BENACK
    JOHN G. BENACK


    Subscribed and sworn to before me
    this 4th day of May, 1954.






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

    (SEAL)
    SIDNEY B. GORDON
    Deputy Secretary of State






    [CONFORMED]                               Exhibit 3(a)(5)

    CERTIFICATE OF AMENDMENT

    of

    CERTIFICATE OF INCORPORATION







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

    NIAGARA MOHAWK POWER CORPORATION






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

    Pursuant to Sections 26-a  and 36 of the  Stock Corporation Law,  a
    Certificate  of Amendment was filed  in the Department  of State of the State of New York on  January 5, 1950 to effect certain changes
    authorized  in  subdivision   two  of  Section  35   of  the  Stock






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

    "IV.A. The total number of shares which the Corporation may





    have 16,394,662, of which 1,800,000 are to have a par value of $100 each, and 14,594,662 are to be without par value.

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

    V.   To further  accomplish the  elimination of  shares of Class  A
    Stock, subdivisions  (A) and (B)  of Paragraph (5),  and Paragraphs
    (6), (7),  (8),  (9) and  (10),  of Part  D of  Article  IV of  the
    Certificate of Incorporation of the Corporation, as amended, is hereby amended to amend subdivisions (A) and (B) of Paragraph (5) by eliminating the provisions therein relating to shares of Class A
    Stock, to eliminate Paragraph (6) containing provisions applying to shares of Class A Stock, to renumber Paragraph (7) containing provisions applying to shares of Common Stock as Paragraph (6), to eliminate the provisions contained in Paragraph (8) relating to shares of Class A Stock and to add Subdivisions (A) and (B) thereof as so amended as Subdivisions (C) and (D) to Paragraph (6) as renumbered, to amend Paragraph (9) relating to scrip certificates to eliminate provisions therein relating to Class A Stock and renumber such Paragraph (9) as Paragraph (7) and to renumber





    Paragraph (10) relating to quorum of stockholders as Paragraph  (8)
    so  that said  subdivisions (A) and  (B) of Paragraph  (5) and said
    Paragraphs (6) to (10)  of Part D of Article IV, as  so amended and renumbered, read as follows:

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

    "(B) Upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock of each and every series then outstanding shall be entitled to receive out of the net assets of the Corporation, whether capital or surplus, the sums per share fixed for the shares





    of the respective series and payable upon such dissolution, liquidation or winding up, plus, in the case of each share, an amount equal to the dividends accrued and unpaid thereon, whether or not earned or declared, before any distribution of the assets of the Corporation shall be made to the holders of the Common Stock, as such.

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

    "COMMON STOCK


    "(6) The following provisions shall apply to all shares of the Common Stock:

    "(A) Out of the assets of the Corporation available for dividends remaining after full dividends on all stock having priority as to dividends over the Common Stock shall have been paid or declared and set apart for payment and after making such provision, if any, as the Board of Directors may deem necessary or advisable for





    working capital and reserves or otherwise, then, and not otherwise, dividends may be paid upon the Common Stock, but only when an as determined by the Board of Directors.

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

    "(D)  The respective shares of  the Common Stock  shall entitle the





    holders thereof to one vote for each share of such Common Stock held by them, respectively, except as in this subdivision (D) otherwise expressly provided.

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

    "SCRIP CERTIFICATES

    "(7)  Whenever any exchange or conversion of shares of stock of the
    Corporation of any  class or series for  or into shares  of another class  or  series, or  any  exchange  of  shares  of stock  of  the
    Corporation for shares of stock  of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the
    Board of Directors of the Corporation, shall result in the creation of interests  in fractions of shares of stock of the Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of  shares of stock, but a scrip  certificate or certificates  shall be  issued in  respect of such fractional interests in shares.  Such scrip certificates  will entitle  the holders  thereof,  upon  such  terms  and  under  such conditions  as  may be  set  by  the  Board  of  Directors  of  the
    corporation, upon  the surrender of scrip  certificates aggregating one or more full shares of stock of the respective class or series, to  receive,  on or  before a  date  to be  fixed  by the  Board of
    Directors  of   the  Corporation,  a  certificate  or  certificates
    representing such full shares.  The scrip certificates will provide that, as  soon as practicable after such date so fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip  certificates shall be sold and the proceeds held without accountability for interest for  the account of the holders





    of scrip certificates until a date fixed by the Board of Directors and to be not more than two years later, after which latter date all unsurrendered scrip certificates of the Corporation shall become void.

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

    STATE OF NEW YORK    )





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

    Affidavit of






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



    MADELENE B. HACKETT/s/
    MADELENE B. HACKETT
    Notary Public, State of New York





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





    [CONFORMED]                               Exhibit 3(a)(6)


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

    A  Certificate of Change of  Name of Niagara  Hudson Public Service





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

    Pursuant  to Section  36 of  the Stock  Corporation Law,  a further
    Certificate of Amendment was filed in the Department of State of the State of New York on January 9, 1957 to eliminate from the





    enumeration  and description  of  shares which  the Corporation  is authorized  to issue  all the  authorized shares  of Class  A Stock without  par  value, to  authorize  new  shares by  increasing  the authorized shares with par value and  the authorized shares without par  value and to change  the statements respecting  capital.  Said
    Certificate, pursuant to  Section 36 of the Stock  Corporation Law,
    is  hereinafter   sometimes  referred  to  as   the  "January  1957
    Certificate".
    In accordance with the provisions  of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV,  under the heading "General Provisions
    Applicable  to   All  Series  of  Preferred  Stock",  of  the  1950
    Certificate  of Consolidation the holders  of record of  at least a majority of  the total number of  shares of Preferred  Stock of all series  then  outstanding adopted  the  following  resolution at  a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

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





    Particular Provisions Applicable to Preferred Stock, 5.25% Series

    (4B) The designation, preferences, privileges and voting powers of the 200,000 shares of the Preferred Stock, 5.25% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:


    (A)    The series  shall be  designated  as Preferred  Stock, 5.25%
    Series;

    (B)   The  dividend  rate thereof  shall  be five  and  twenty-five one-hundredths  per cent (5.25%) per  annum.  The  dividends on the
    shares   of the Preferred  Stock, 5.25% Series  shall be cumulative from May  28, 1957;

    (C)   Except  as provided  under  the heading  "General  Provisions
    Applicable to All Series of Preferred  Stock" in Part D of  Article
    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment, the Preferred Stock, 5.25%
    Series shall have no voting rights whatsoever and is specifically excluded from the right to vote in a proceeding for mortgaging the property and franchises of the Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section 19 of said Law, for sale of the franchises and property of the Corporation pursuant to Section 20 of said Law, for consolidation pursuant to Section 86 of said Law, for voluntary dissolution pursuant to Section 105 of said Law or for change of name pursuant to the General Corporation Law or pursuant to Section
    36 of the Stock Corporation Law;

    (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $107.50 per share through April 30, 1962; $105.00 per share thereafter through April 30, 1967; $103.50 per share thereafter through April 30,
    1972; and $102.00 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;






    (E) The sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $100 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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








    [CONFORMED]                                   Exhibit 3(a)(7)

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

    _________

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

    In accordance with  the provisions of Subdivision  (E) of Paragraph
    (5) of Part D  of Article IV, under the heading "General Provisions
    Applicable  to  All  Series  of  Preferred  Stock",  of  the   1950
    Certificate  of Consolidation the holders  of record of  at least a majority of the  total number of  shares of Preferred Stock  of all





    series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

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

    Particular Provisions Applicable to Preferred Stock, 4.85% Series

    (4C) The designations, preferences, privileges and voting powers of the 250,000 shares of the Preferred Stock, 4.85% Series, and the restrictions or qualifications thereof (insofar as they differ from or supplement the provisions which are applicable to all shares of the Preferred Stock irrespective of series), are as follows:

    (A)    The series  shall be  designated  as Preferred  Stock, 4.85%
    Series;
    (B) The dividend rate thereof shall be four and eighty-five one-hundredths per cent (4.85%) per annum. The dividends on the shares of the Preferred Stock, 4.85% Series shall be cumulative from February 25, 1958;





    (C)    Except as  provided  under the  heading  "General Provisions
    Applicable to All Series of  Preferred Stock" in Part D  of Article
    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950  Certificate of Amendment,  the Preferred Stock,  4.85%
    Series  shall have no voting rights  whatsoever and is specifically excluded from the right to vote in a proceeding for  mortgaging the property  and franchises of the  Corporation pursuant to Section 16 of the Stock Corporation Law, for authorizing any guaranty pursuant to Section  19 of said Law, for sale of the franchises and property of  the Corporation  pursuant  to  Section  20  of  said  Law,  for consolidation  pursuant to  Section 86  of said Law,  for voluntary dissolution pursuant to Section  105 of said  Law or for change  of name pursuant to the General Corporation Law or pursuant to Section
    36 of the Stock Corporation Law;

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

    (F) The shares of the Preferred Stock, 4.85% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $106 per share through January 31, 1963; $104 per share thereafter through January 31, 1968; $103 per share thereafter through January 31, 1973; and $102 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not on or prior to February 1, 1963 exercise its option to redeem any shares of the Preferred Stock, 4.85%





    Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock if such borrowed funds have an interest rate or cost to the Corporation
    (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than the dividend rate per annum of the Preferred
    Stock, 4.85% Series;


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

    /s/ EARLE J. MACHOLD

    /s/ JOHN G. BENACK

    Subscribed and sworn to before me
    this 17th day of February, 1958.






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

    /s/ CARMINE G. DE SAPIO
    Secretary of State.
    (SEAL)
    By /s/ SAMUEL LONDON
    Deputy Secretary of State.


    CERTIFICATE OF AMENDMENT                  Exhibit 3(a)(8)

    of the

    CERTIFICATE OF INCORPORATION

    of






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

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________

    Pursuant  to   the  provisions  of  Section  805  of  the  BUSINESS
    CORPORATION LAW,  the undersigned, being  a Vice President  and the





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


    Albany, N.Y., May 5, 1965






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





    CERTIFICATE OF AMENDMENT                  Exhibit 3(a)(9)

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

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    Pursuant   to  the  provisions  of  Section  805  of  the  Business
    Corporation Law, the undersigned being a Vice President and the
    Secretary of NIAGARA MOHAWK POWER CORPORATION HEREBY CERTIFY:

    I.    The  name   of  the  Corporation  is  Niagara   Mohawk  Power
    Corporation.   It was  originally incorporated  under  the name  of
    Niagara Hudson Public Service Corporation.






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

    Pursuant  to Section  11 of  the Stock  Corporation Law,  a further
    Certificate was filed in the Department of State on May  5, 1954 to set  forth as paragraph (4A)  of Part D  of Article IV  of the 1950
    Certificate of Consolidation, as amended by Article V of the 1950
    Certificate of Amendment, the designations, preferences, privileges
    and   voting  powers,  and   the  restrictions   or  qualifications
    applicable  to 210,000  shares  of Preferred  Stock, 4.10%  Series.
    Said Certificate,  pursuant to Section 11 of  the Stock Corporation
    Law,   is  hereinafter   sometimes   referred  to   as  the   "1954
    Certificate".






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

    Pursuant  to Section  11 of  the Stock  Corporation Law,  a further
    Certificate was filed in the Department of State on May 22, 1957 to set  forth as paragraph  (4B) of Part  D of Article IV  of the 1950
    Certificate of Consolidation, as  amended by Article V of  the 1950
    Certificate  of  Amendment and  by  the  1954 Certificate  and  the
    January 1957 Certificate, the designations, preferences, privileges
    and  voting  powers,   and  the   restrictions  or   qualifications
    applicable  to 200,000  shares  of Preferred  Stock, 5.25%  Series.
    Said Certificate, pursuant  to Section 11 of  the Stock Corporation
    Law,  is  hereinafter  sometimes  referred  to  as  the  "May  1957
    Certificate".

    Pursuant  to Section  11 of  the Stock  Corporation Law,  a further certificate  was filed in the  Department of State  on February 18,
    1958 to set forth as  paragraph 4(C) of Part D to Article IV of the
    1950 Certificate of Consolidation,  as amended by Article V  of the
    1950 Certificate  of Amendment  and by  the  1954 Certificate,  the
    January  1957  Certificate  and   the  May  1957  Certificate,  the
    designations, preferences,  privileges and  voting powers,  and the restrictions and  qualifications applicable  to  250,000 shares  of
    Preferred  Stock,  4.85% Series.    Said  Certificate, pursuant  to
    Section  11 of the Stock  Corporation Law, is hereinafter sometimes referred to as the "1958 Certificate".

    In accordance  with the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under  the heading "General Provisions
    Applicable  to  All  Series  of   Preferred  Stock",  of  the  1950





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

    (B)  The dividend rate thereof  shall be six and ten one-hundredths
    per cent  (6.10%) per annum.   The dividends  on each share  of the
    Preferred Stock, 6.10% Series, shall be cumulative from the date of





    the original issue thereof;

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

    (F) The shares of the Preferred Stock, 6.10% Series, shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107 per share through August 31, 1974; $105 per share thereafter through August 31, 1977; $103 per share thereafter through August 31, 1982; and $101 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid thereon to the date fixed for redemption, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to September 1, 1974 exercise its option to redeem any shares of the Preferred Stock, 6.10% Series, as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock if such borrowed funds have an interest rate or cost to the Corporation
    (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so





    calculated,  less than the dividend rate per annum of the Preferred
    Stock, 6.10% Series;

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

    LAUMAN MARTIN
    Lauman Martin, Vice President

    JOHN G. BENACK
    John G. Benack, Secretary
    STATE OF NEW YORK   )

    COUNTY OF NEW YORK  ) ss.:

    LAUMAN MARTIN, being duly sworn, deposes and says that he is a Vice
    President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.
    LAUMAN MARTIN






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

    By the Commission

    SAMUEL R. MADISON
    Secretary


    CERTIFICATE OF AMENDMENT                  Exhibit 3(a)(10)






    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    __________



    Dated: May 8, 1968



    STATE OF NEW YORK
    DEPARTMENT OF STATE
    FILED AUG 19 1968
    TAX $50,000
    FILING FEE $30

    JOHN P LOMENZO
    Secretary of State
    By N. B.




    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION
    of






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

    IV

    The Certificate of Incorporation of the Corporation, as amended, is





    hereby amended so that Parts A and C of Article IV setting forth the number of authorized shares and the number of shares of each class, as so amended, read as follows:

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











    [CONFORMED]                                   Exhibit 3(a)(11)

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

    III


    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preferred Stock which the Corporation shall have the authority to issue by an additional 1,000,000 shares of a new class of Preference Stock with a par value of $100 each, so that the authorized shares of capital stock shall consist of





    2,800,000 shares of Preferred Stock with a par value of $100 each, 1,000,000 shares of Preference Stock with a par value of $100 each, and 35,000,000 shares of Common Stock with a par value of $8 each, and to set forth the relative rights, preferences and limitations of the new class of Preference Stock.

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

    V

    The Certificate of Incorporation of the Corporation, as amended, is hereby amended by inserting the following Paragraphs (6) and (7) setting forth the relative rights, preferences and limitations of the new class of Preference Stock immediately following Paragraph
    (5) of Part D of Article IV of the Certificate of Incorporation, as amended, and to renumber Paragraphs (6), (7) and (8) of Part D of said Article IV as Paragraphs (8), (9) and (10), respectively, so that Paragraphs (6) through (10) of Part D of said Article IV, as so amended and renumbered, read follows:

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


    Such dividends  shall be payable on  such dividend dates  as may be fixed for said series and shall be cumulative from such date as may
    be fixed.   All dividends accrued on the Preference  Stock shall be
    fully  paid,  or declared  and set  apart  for payment,  before any dividends  on  the Common  Stock  shall be  paid  or set  apart for





    payment  so that if,  for all prior  dividend periods and  the then current  dividend period,  dividends on  all outstanding  shares of
    Preference Stock at the rates fixed for the respective series shall not have  been paid,  or declared  and set  apart for  payment, the deficiency  shall  be fully  paid, or  declared  and set  apart for payment,  before any  dividends  shall be  paid  or set  apart  for
    payment  on the  Common  Stock.   If  the stated  dividends  on the
    Preference Stock are not paid in  full, the shares of all series of the  Preference  Stock  shall  share  ratably  in  the  payment  of dividends including  accumulations, if any, in  accordance with the sums which  would be payable  on such shares if  all dividends were declared and paid in  full.  Accruals  of dividends shall not  bear interest.

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

    "(C)   At the option of the  Board of Directors of the Corporation, the Corporation may redeem any series of Preference Stock which has been  made  redeemable, either  as  a  whole  or  in part,  at  the redemption  price determined  for such  series; provided,  however, that not less than thirty nor  more than sixty days previous to the date fixed for redemption  a notice of  the time and place  thereof shall be given the holders of record of the Preference  Stock so to be  redeemed, by  mail or  publication, in  such manner  as  may be prescribed  by resolution of the Board of Directors; and, provided, further,  that in every case of redemption  of less than all of the outstanding  shares of  any one  series of  Preference Stock,  such redemption shall  be made pro rata, or the shares of such series to be  redeemed  shall be  chosen  by lot  in  such manner  as  may be prescribed by  resolution of the Board  of Directors.  At  any time after  notice  of redemption  has been  given  as aforesaid  to the holders of stock so to be redeemed, or after giving  189to the bank or trust company hereinafter referred to irrevocable  authorization to  give such  notice, the  Corporation  may deposit  the aggregate redemption  price with a bank or trust company having its principal office in The City of New York, State of New York, in trust for the benefit of the holders of the shares to be redeemed, payable on the date fixed for redemption as aforesaid and in the amounts aforesaid to the  respective  orders  of the  holders  of the  shares  to  be redeemed, upon endorsement to the  Corporation or otherwise, as may be  required,  and  upon surrender  of  the  certificates for  such
    shares.   Upon deposit of said  money as aforesaid, or,  if no such
    deposit is made,  upon the  date fixed for  redemption (unless  the
    Corporation  defaults in making payment  of the redemption price as set  forth  in  such  notice),  such  holders  shall  cease  to  be stockholders  with respect to said  shares, and from  and after the making of  said deposit, or, if  no such deposit is  made, from and after  the date  fixed for  redemption (the Corporation  not having defaulted in making payment of the redemption price as set forth in





    such notice), said shares shall not be deemed to be outstanding and such holders shall have no interest in or claim against the Corporation with respect to said shares, but shall be entitled only to receive said moneys on the date fixed for redemption as aforesaid from said bank or trust company, or from the Corporation, as the case may be, without interest thereon, upon endorsement to the Corporation or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid.

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

    (b) Amend, alter, change or repeal any of the terms of the Preference Stock or of any series of the Preference Stock then outstanding so as to affect the holders of such shares adversely;
    provided, however, that if any amendment, alteration, change or repeal would affect adversely the holders of one or more, but not





    all, of the series of the Preference Stock at the time outstanding, only such consent of the holders of two-thirds of the total number of shares of all series so affected shall be required.
    "(E) So long as any shares of the Preference Stock of any series are outstanding, the Corporation shall not without an authorizing vote, at a meeting called for that purpose, of the holders of a majority of the shares of the Preference Stock of all series then outstanding:

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

    "(F) No holder of the Preference Stock of the Corporation shall have any preemptive right to purchase or subscribe for any part of the unissued stock of the Corporation or of any stock of the Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation, or to purchase or subscribe for any bonds, certificates of indebtedness, debentures or other securities convertible into or carrying options or warrants to purchase stock or other securities of the Corporation or to purchase or subscribe for any stock of the Corporation purchased by the Corporation or by its nominee or nominees, or to





    have any other preemptive rights as now or hereafter defined by the laws of the State of New York.

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

    "Whenever the right to elect directors shall accrue to the Preference Stock as herein provided, (a) a meeting of stockholders for the election of a new Board of Directors shall be held and, if not otherwise called, shall be promptly called by the Secretary of





    the Corporation upon written request of, or may be called by, the holders of record of at least 10% of the outstanding Preference
    Stock, and (b) upon the election at such meeting the terms of office of those existing directors elected by the holders of Common
    Stock shall terminate.

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

    "In case of any vacancy in the office of a director occurring among the directors elected by the holders of the Preference Stock as aforesaid, or of a successor to any such director, the remaining





    director so elected may  elect a successor  to hold office for  the unexpired term of  the director  whose place shall  be vacant,  and such successor shall be  deemed to have been elected by the holders
    of the  Preference Stock as  aforesaid.   Likewise, in case  of any
    vacancy in the  office of a director occurring (at  a time when the holders  of the Preference Stock shall be entitled to elect members of the Board of Directors as aforesaid) among the directors elected by the  holders of  the Common  Stock of the  Corporation, or  of a successor to any such director, the remaining  directors so elected may elect, by  affirmative vote of  a majority  thereof, or by  the affirmative vote of the  remaining director so elected if  there be but one, a successor or successors to hold office for the unexpired term of  the director or directors  whose place or  places shall be vacant,  and such successor or  successors shall be  deemed to have been elected by the holders of the Common Stock of the Corporation.


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


    "COMMON STOCK

    "(8) The following provisions shall apply to all shares of the Common Stock:





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

    "The Board of Directors, by vote of a majority of the members thereof, may distribute in kind to the holders of the Common Stock pro rata such remaining assets of the Corporation, or may sell, transfer or otherwise dispose of the remaining assets of the Corporation, or any part thereof, to any other corporation or to any person, or any part thereof, to any other corporation or to any person, and receive payment therefor wholly or partly in cash or in stock or in obligations of such corporation or person, and may





    sell, transfer or otherwise dispose of all or any of such consideration received therefor and distribute the proceeds thereof to the holders of the Common Stock pro rata.

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

    "SCRIP CERTIFICATES

    "(9)  Whenever any exchange or conversion of shares of stock of the
    Corporation of any class  or series for  or into shares of  another class  or  series,  or  any exchange  of  shares  of  stock of  the
    Corporation for shares  of stock of another corporation pursuant to any plan of exchange or reorganization approved and accepted by the
    Board of Directors of the Corporation, shall result in the creation of interests in fractions of shares of stock of the  Corporation of any class or series, the Corporation shall not be required to issue certificates representing such fractions of  shares of stock, but a scrip certificate or  certificates shall  be issued  in respect  of such fractional interests in shares.  Such scrip  certificates will entitle the  holders  thereof,  upon  such  terms  and  under  such conditions  as  may  be  set  by  the  Board  of  Directors  of the
    Corporation,  upon the surrender  of scrip certificates aggregating one or more full shares of stock of the respective class or series, to  receive, on  or  before a  date to  be  fixed by  the Board  of
    Directors  of  the  Corporation,   a  certificate  or  certificates
    representing such full shares.  The scrip certificates will provide





    that, as soon as practicable after such dates fixed by the Board of Directors of the Corporation, any shares of stock represented by outstanding scrip certificates shall be sold and the proceeds held without accountability for interest for the account of the holders of scrip certificates until a date fixed by the Board of Directors and to be not more than two years later, after which latter date all unsurrendered scrip certificates of the Corporation shall become void.

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

    VI

    This  Amendment  to  the  Certificate  of  Incorporation  of  the
    Corporation was duly authorized by the  votes cast in person or  by proxy of  the holders of  record of  a majority of  the outstanding shares of  the Corporation entitled  to vote  at the  stockholders'
    meeting  at which  such  votes  were  cast  with  relation  to  the
    proceedings  provided  for  in   this  Amendment  and  neither  the
    Certificate  of  Incorporation  nor  any  other  certificate  filed pursuant to law requires  a larger proportion of votes.  Such votes were cast  in person or  by proxy  at a stockholders'  meeting duly held  at the offices  of the Corporation at  No. 300 Erie Boulevard
    West,  in the City  of Syracuse, New  York, on the  6th day of May,





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


    PHYLLIS FANNING /s/
    PHYLLIS FANNING

    Notary Public in the State of New York
    Qualified in Onon. Co. No. 34-1158700
    My Commission Expires March 30, 1971







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

    WITNESS my hand and seal of the Department of State on Sep 22 1969

    JOHN P. LOMENZO
    Secretary of State

    [SEAL]






    (CONFORMED)                                Exhibit 3(a)(12)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law







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

    "IV. A. The total number of shares which the Corporation may have is 48,800,000, of which 3,800,000 are to have a par value of $100 each and 45,000,000 are to have a par value of $8 each."
    C.  The shares of the Corporation are to be classified as follows:
    2,800,000 shares are to be Preferred Stock with a par value of $100





    each; 1,000,000 shares are to be Preference Stock with a par value of $100 each; and 45,000,000 shares are to be Common Stock with a par value of $8 each."
    V

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

    Lauman Martin, being  duly sworn, deposes  and says, that  he is  a





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










    [CONFORMED]                               Exhibit 3(a)(13)


    CERTIFICATE OF AMENDMENT


    of

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law


    __________


    Dated:  August 15, 1972


    STATE OF NEW YORK
    DEPARTMENT OF STATE
    TAX $ NONE
    FILING FEE $30





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


    II






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

    "RESOLVED, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."






    III

    The Certificate of Incorporation,  as heretofore amended, is hereby further amended by the addition of the following  provisions tating
    the   number,  designation,   relative  rights,   preferences,  and
    limitations of a  fifth series  of Preferred Stock,  to consist  of
    400,000  shares of  the  authorized 2,800,000  shares of  Preferred
    Stock of  the Corporation,  as  fixed by the Board  of Directors of the Corporation before the issuance of such series, such provisions so added to  be designated as paragraph (4E) (of  Part D of Article
    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

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

    (B) The dividend rate thereof shall be seven and seventy-two one-hundredths per cent (7.72%) per annum. The dividends on each are of the Preferred Stock, 7.72% Series, shall be cumulative from the date of the original issue thereof;

    (C)    Except as  provided  under the  heading  "General Provisions
    Applicable to All Series  of Preferred Stock" in Part D  of Article
    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950  Certificate of Amendment,  the Preferred Stock,  7.72%
    Series, shall have no voting rights whatsoever;

    (D) The sum per share payable upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $109.30 per share through August 31, 1977; $107.37 per share thereafter through





    August 31, 1982;  $105.44 per share  thereafter through August  31,
    1987; $103.51 per share thereafter through August 31, 1992; and $102.36 per share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared;

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

    (H)   There shall be no sinking fund with  respect to the shares of





    the Preferred Stock, 7.72% Series; and

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


    *   *   *   *


    The Public Service Commission hereby consents to and approves  this
    CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF NIAGARA
    MOHAWK  POWER  CORPORATION  UNDER   SECTION  805  OF  THE  BUSINESS





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






    [CONFORMED]                               Exhibit 3(a)(14)


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

    CERTIFICATE OF INCORPORATION





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

    III

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


    Pursuant to  Sections 26-a and 36  of the Stock Corporation  Law, a
    Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision





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


    Particular Provisions Applicable to Preferred Stock, 7.45% Series

    (4F)   The number,  designations, relative rights,  preferences and





    limitations of the sixth series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the sixth series shall be 600,000 shares and the designation of such series shall be "Preferred Stock, 7.45% Series".

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




       For the                                      For the
       Twelve                    Voluntary          Twelve                      Voluntary
       Months                    Liquidation        Months                      Liquidation





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

    (F) The shares of the Preferred Stock, 7.45% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $107.45 per share through June 30, 1974, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:






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

    provided, however, the Board of  Directors of the Corporation shall not prior to July 1, 1983 exercise its option to  redeem any shares
    of  the  Preferred  Stock,  7.45%  Series  as   a  part  of  or  in
    anticipation  of  any  refunding  operation   by  the  application,
    directly or indirectly, of (a) borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 7.45% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to





    the Corporation so calculated, less than 7.45% per annum, or (b) the proceeds of the issue of any shares of stock ranking as to dividends or assets junior to the shares of the Preferred Stock, 7.45% Series.

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

    (I)  Shares  of the Preferred Stock,  7.45% Series shall  be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All Series  of  Preferred Stock"  in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V  of  the 1950  Certificate  of Amendment  and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of





    the Corporation to redeem shares of the Preferred Stock, 7.45% Series annually commencing on June 30, 1977, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 7.45% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 7.45% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.45% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) The Corporation may, at the option of the Board of Directors of the Corporation, on June 30, 1977, and on each June 30 thereafter to and including June 30, 2008, redeem 18,000 of the shares of the Preferred Stock, 7.45% Series, or any lesser number of said shares constituting a multiple of 1,800, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $100 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 7.45% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, 7.45% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 120,000 shares.






    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 7.45% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i)  with  respect  to each  holder  of  5%  or  more of  the  then outstanding shares of Preferred Stock, 7.45% Series pro rata according to the numbers of shares held by such holders, provided that only whole share shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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


    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION
    Albany, N.Y., June 26, 1973



    CASE 26438--Petition of Niagara Mohawk Power Corporation for authority to issue 600,000 shares of its Preferred Stock, 7.45%





    Series, $100 Par Value.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed June 20, 1973, in accordance with the order of the Public Service Commission dated June 12, 1973.


    By the Commission,

    SAMUEL R. MADISON /s/
    Secretary







    CERTIFICATE OF AMENDMENT                  Exhibit 3(a)(15)

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

    I





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

    "C. The shares of the Corporation are to be classified as follows:






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

    STATE OF NEW YORK  )
                       ) ss.:
    COUNTY OF ONONDAGA )






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





    [CONFORMED COPY]                          Exhibit 3(a)(16)


    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________


    Dated:  March 11, 1975

    STATE OF NEW YORK
    DEPARTMENT OF STATE
    FILED MAR. 12, 1975
    TAX $ NONE
    FILING FEE $30
    MARIO M. CUOMO
    Secretary of State
    By M





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

    II.

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the





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

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of  Article IV of  the 1950 Certificate of  Consolidation as





    amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.60% Series shall have no voting rights whatsoever.

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

    (F) The shares of the Preferred Stock, 10.60% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time at a redemption price of $110.60 a share through March 31, 1985, at $107.95 a share thereafter through March 31, 1990, at $105.30 a share thereafter through March 31, 1995, and at $102.65 a share thereafter, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared; provided, however, the Board of Directors of the Corporation shall not prior to March 31, 1985 exercise its option to redeem any shares of the Preferred Stock, 10.60% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 10.60% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 10.60% per annum.






    (G) The shares of the Preferred Stock, 10.60% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.60% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

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

    (I)  Shares of the  Preferred Stock, 10.60% Series shall  be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series  of Preferred  Stock"  in paragraph  (5)  of Part  D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.60% Series annually commencing on March 31, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.60% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the





    Preferred Stock, 10.60% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.60% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 10.60% Series, which it is required to retire on any such March 31, the deficit shall be made good on the first succeeding March 31 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 10.60% Series. Shares of the Preferred Stock, 10.60% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing March 31 dates.

    (J)  The Corporation may,  at the option of the Board  of Directors of the Corporation, on March 31, 1980, and on each March 31 thereafter, may apply to the sinking fund up to a number of shares of the Preferred Stock, 10.60% Series, equal to 5% of the maximum number of shares of Preferred Stock, 10.60% Series, at any time outstanding, in addition to shares then to be redeemed for the
    sinking  fund   pursuant  to  subdivision  (H)   above,  either  by
    redemption at a price of $100 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative and shall not reduce the sinking fund requirement pursuant to subdivision (H) above in any subsequent year, or by
    purchase;  provided,  however,  the   Board  of  Directors  of  the
    Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 10.60% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any





    assets of the Corporation other than in the ordinary course of business.

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

    (L) Shares of Preferred Stock, 10.60% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series as may be fixed from time to time by the Board of Directors of the Corporation.

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

    CASE  26692--Petition  of  Niagara  Mohawk  Power  Corporation  for
    authority  to issue 600,000  shares of its  Preferred Stock,      %





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



    [CONFORMED COPY]                         Exhibit 3(a)(17)



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

    "C.  The shares of the Corporation are to be classified as follows:


    5,800,000 shares are to be Preferred Stock with a par value of $100 each; 1,000,000 shares are to be Preference Stock with a par value





    of $100 each; and 65,000,000 shares are to be Common Stock with a par value of $1 each."

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

    "(B)   No holder of the Common  Stock of the Corporation shall have any preemptive right to  purchase or subscribe for any part  of the
    unissued   stock  of  the  Corporation  or  of  any  stock  of  the
    Corporation to be issued by reason of any increase of the authorized capital stock of the Corporation, or to purchase or subscribe for any bonds, certificates of indebtedness, debentures or other securities, convertible into or carrying options or warrants to purchase stock or other securities of the Corporation or to purchase or subscribe for any of the Stock of the Corporation





    purchased by the Corporation or by its nominee or nominees, or to have any other preemptive rights as now or hereafter defined by the laws of the State of New York."

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


    LAUMAN MARTIN /s/
    Lauman Martin
    Senior Vice President

    [CORPORATE SEAL]
    HAROLD J. BOGAN /s/
    Harold J. Bogan
    Assistant Secretary

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA   ) ss.:

    Lauman Martin, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate.





    That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

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

    By the Commission,

    SAMUEL R. MADISON /s/
    Secretary




    CERTIFICATE OF AMENDMENT                       Exhibit 3(a)(18)

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    __________


    Dated:  August 26, 1975


    STATE OF NEW YORK
    DEPARTMENT OF STATE
    FILED AUG. 27, 1975
    TAX $ NONE
    FILING FEE $30
    MARIO M. CUOMO
    Secretary of State
    By  MR



    LeBoeuf, Lamb, Leiby & MacRae





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

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central
    New York Power Corporation into  Central New York Power Corporation





    which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

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

    III.

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating
    the   number,  designation,   relative  rights,   preferences,  and
    limitations of a eighth Series of Preferred Stock, to consist of 300,000 shares of the authorized 5,800,000 shares of Preferred
    Stock of the Corporation, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4H) (of Part D of Article IV





    of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:
     Particular Provisions  Applicable  to  Preferred  Stock,  11  3/4%
    Series

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

    (D) The sum per share for the Preferred Stock, 11 3/4% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $111.75 per share prior to October 1, 1985, at $108.75 a share thereafter and





    prior to October 1, 1990, at $105.75 a share thereafter and prior to October 1, 1995, and at $102.75 a share thereafter, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

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

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 11 3/4% Series the Corporation will, subject to the





    provisions of subdivision (I) below, call for redemption and retire on September 30, 1980 and on each September 30 thereafter (so long as any shares of the Preferred Stock, 11 3/4% Series are outstanding), 15,000 shares of Preferred Stock, 11 3/4% Series (or the number of shares of the Preferred Stock, 11 3/4% Series then outstanding if less than 15,000 shares), in each case at a redemption price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 11 3/4% Series pursuant to subdivision (F) above or subdivision (J) below, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I)   Shares of the Preferred Stock, 11 3/4% Series shall be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series of  Preferred Stock"  in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 11 3/4% Series annually commencing on September 30, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 11 3/4% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 11 3/4% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common
    Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligation or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 11 3/4% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other





    payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 11 3/4% Series, which it is required to retire on any such September 30, the deficit shall be made good on the first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 11 3/4% Series, Shares of the Preferred Stock, 11 3/4% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

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

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 11 3/4% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) with respect to each holder of 5% or more of the then outstanding shares of Preferred Stock, 11 3/4% Series pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii)





    otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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




    [CONFORMED COPY]                              Exhibit 3(a)(19)

    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law

    __________


    STATE OF NEW YORK





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

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being a Vice President and an Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.






    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

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

    "IV. A. The total number of shares which the Corporation may have is 82,000,000, of which 3,400,000 are to have a par value of $100 each, 13,600,000 are to have a par value of $25 each and 65,000,000 are to have a par value of $1 each."






    "C.  The shares of the Corporation are to be classified as follows:


    3,400,000 shares are to be Preferred Stock with a par value of $100 each; 9,600,000 shares are to be Preferred Stock with a par value of $25 each; 4,000,000 shares are to be Preference Stock with a par value of $25 each; and 65,000,000 shares are to be Common Stock with a par value of $1 each."

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


    VI

    The Certificate of Incorporation of the Corporation, as heretofore amended, is hereby further amended by making the following changes in Subparagraphs (E), (F) and (H) of Paragraph (5) of Part D of
    Article IV of the Certificate of Incorporation, as amended, to provide that when the limited voting rights of the Preferred Stock of the par value of $25 per share are exercisable, the holders thereof shall have one-quarter of one vote per share for each share of Preferred Stock of the par value of $25 per share, each holder of Preferred Stock of the par value of $100 per share being





    entitled to one vote for each share of such Preferred Stock, the changes being indicated by underlining additions:

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

    "(H) Whenever dividends payable on the Preferred Stock shall be in default in an aggregate amount equivalent to four full quarterly dividends on all shares of such Preferred Stock then outstanding, thereafter and until all dividends on all shares of the Preferred
    Stock at the time in  default shall have been paid or  declared and





    set apart for payment, the holders of shares of the Preferred Stock, voting separately as a class and regardless of series, shall be entitled to elect a majority of the Board of Directors, as then constituted; and the holders of any other class or classes of stock of the Corporation entitled to vote for the election of directors shall be entitled, voting separately as a class, to elect the remainder of the Board of Directors of the Corporation, as then constituted. The right of the holders of the Preferred Stock voting separately as a class to elect members of the Board of Directors of the Corporation as aforesaid shall continue until such time as all dividends on all shares of the Preferred Stock in default shall have been paid in full, or declared and set apart for payment (and such dividends shall be paid, or declared and set apart for payment, out of assets available therefor as soon as is reasonably practicable), at which time the right of the holders of shares of the Preferred Stock voting separately as a class to electmembers of the Board of Directors as aforesaid shall terminate, subject to revesting in the event of each and every subsequent default of the character above mentioned.

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

    At any time when the right of the holders of the Preferred Stock to elect a majority  of the Board of Directors is vested as aforesaid, a  special meeting of stockholders of the Corporation may be called and held for  the purpose  of electing directors  in the  following
    manner   (unless  under  the  provisions  of  the  By-Laws  of  the
    Corporation, as then in effect, an annual meeting of stockholders of the Corporation is to be held within 60 days after the vesting in the holders of the Preferred Stock of the right to elect members of the Board of Directors or unless, since the vesting of such right, a meeting of stockholders of the Corporation has theretofore been held at which holders of the Preferred Stock were entitled to





    elect members of the Board of Directors):

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

    At any annual or special meeting held for the purpose of electing directors when the holders of the Preferred Stock shall be entitled to elect members of the Board of Directors as aforesaid, the presence in person or by proxy of the holders of a majority of the total number of outstanding shares of the class or classes of stock of the Corporation other than the Preferred Stock entitled to elect directors as aforesaid shall be required to constitute a quorum of such class or classes for the election of directors by such class or classes, and the presence in person or by proxy of the holders





    of a majority of the total number of outstanding votes which may be cast by shares of the Preferred Stock shall be required to constitute a quorum of such class for the election of directors by such class; provided, however, that a majority of those holders of the stock of either such class (or classes) who are present in person or by proxy shall have power to adjourn such meeting for the election of directors by such class from time to time without notice other than announcement at the meeting.

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

    Upon any  termination of the right of  the holders of the Preferred





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

    VII

    The stated  capital of the Corporation will  not be reduced by this





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

    JOHN H. TERRY  /s/
    Vice President






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



    [CONFORMED COPY]                               Exhibit 3(a)(20)






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

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central
    New York Power Corporation into  Central New York Power Corporation





    which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".


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

    "RESOLVED, that consent be and  it hereby is given to the  issue by





    the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

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

    (B) The dividend rate of the Preferred Stock, 9.75% Series shall be nine and seventy-five one-hundredths per cent (9.75%) per annum





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







       For the                                      For the
       Twelve                                       Twelve
       Months                    Redemption         Months                 Redemption
       Ended                     Price              Ended                  Price
       September 30              Per Share          September 30           Per Share
       1978................      $27.31             1988................   $26.035
       1979................      $27.1825           1989................   $25.9075
       1980................      $27.055            1990................   $25.78
       1981................      $26.9275           1991................   $25.65
       1982................      $26.80             1992................   $25.52
       1983................      $26.6725           1993................   $25.39
       1984................      $26.545            1994................   $25.26
       1985................      $26.4175           1995................   $25.13
       1986................      $26.29             1996................   $25.00;
       1987................      $26.1625








    provided, however, the Board of Directors of the Corporation shall not prior to October 1, 1986 exercise its option to redeem any shares of the Preferred Stock, 9.75% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of (a) borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 9.75% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 9.75% per annum, or (b) the proceeds of the issue of any shares of stock ranking as to dividends or assets junior to the shares of the Preferred Stock, 9.75% Series (exclusive in any event of proceeds of the issue of shares of Common Stock by the Corporation under its Employee Savings Fund Plan and Dividend Reinvestment and Stock Purchase Plan as in effect on June 30, 1976).
    (G) The shares of the Preferred Stock, 9.75% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 9.75% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 9.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on October
    1, 1980 and on each October 1 thereafter (so  long as any shares of the Preferred Stock, 9.75%  Series are outstanding) through October
    1, 1995 66,000 shares of Preferred Stock, 9.75% Series (or the number of the shares of the Preferred Stock, 9.75% Series then outstanding if less than 66,000), and on October 1, 1996 the balance of the shares of Preferred Stock, 9.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred  Stock, 9.75% Series  pursuant to subdivision  (F)
    above  or   subdivision  (J)  below,  nor  any  purchase  or  other
    acquisition of any shares  of the Preferred Stock, 9.75%  Series by





    the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 9.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 9.75% Series annually commencing on October 1, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligation or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 9.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J)   The Corporation may, at the  option of the Board of Directors of the Corporation, on October 1, 1980, and on each October 1 thereafter to and including October 1, 1995 (but on not more than five  such dates),  redeem 66,000  of the  shares of  the Preferred
    Stock,  9.75%  Series,  or   any  lesser  number  of  said   shares
    constituting a multiple of 6,600, in addition to shares then  to be





    redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preferred Stock, 9.75% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business. The aggregate number of shares of the Preferred Stock, 9.75% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not, however, exceed 300,000 shares.

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

    (L) Notwithstanding the provisions of subdivisions (F) and (J) above, the Board of Directors of the Corporation will not exercise its option to redeem shares of Preferred Stock, 9.75% Series pursuant to either of such subdivisions (i) so long as any shares of Preferred Stock, 9.75% Series are held by any one of the two original purchasers of such shares from the Corporation, unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock, 7.45% Series having an aggregate par value bearing the same or greater proportion to the aggregate par value of all outstanding shares of its Preferred Stock, 7.45%





    Series as the aggregate par value of the shares of Preferred Stock, 9.75% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 9.75% Series, and (ii) unless all arrears in dividends on the shares of Preferred Stock, 9.75% Series and Preferred Stock, 7.45% Series and all arrears in sinking fund retirements required by subdivision (H) above and subdivision (H) of paragraph (4F) above entitled "Particular Provisions Applicable to Preferred Stock, 7.45% Series" shall have been paid or made, as the case may be.

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



    Albany, N.Y., September 28, 1976








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

    By the Commission,



    /s/  SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]
    [CONFORMED COPY]                               Exhibit 3(a)(21)


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

    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    __________

    Pursuant  to   the  provisions  of  Section  805  of  the  BUSINESS
    CORPORATION LAW, the undersigned, being a Senior Vice President and





    an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than





    $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a tenth series of Preferred Stock, to consist of 1,600,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4J) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:







    Particular Provisions Applicable to Preferred Stock, 8 3/8% Series

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

    (B)   The dividend rate of the Preferred Stock, 8 3/8% Series shall be  eight and three eighths per cent  ( 8 3/8%) per annum (computed
    on  the basis  of a  360-day year  of twelve  30-day months).   The
    dividends on each share of the Preferred Stock, 8 3/8% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 8 3/8% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 8 3/8% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8
    3/8% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment,





    setting apart or distribution, all dividends payable on the Preferred Stock, 8 3/8% Series shall have been fully paid, or declared and set apart for payment.

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

    (D) The sum per share for the Preferred Stock, 8 3/8% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.09 per share through March 31, 1979, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:










       For the                                      For the
       Twelve                    Voluntary          Twelve                   Voluntary
       Months                    Liquidation        Months                   Liquidation
       Ended                     Price              Ended                    Price
       March 31                  Per Share          March 31                 Per Share
       1980....................  $26.98             1990...................  $25.88
       1981....................  $26.87             1991...................  $25.77
       1982....................  $26.76             1992...................  $25.66
       1983....................  $26.65             1993...................  $25.55





       1984....................  $26.54             1994...................  $25.44
       1985....................  $26.43             1995...................  $25.33
       1986....................  $26.32             1996...................  $25.22
       1987....................  $26.21             1997...................  $25.11
       1988....................  $26.10             1998...................  $25.00.
       1989....................  $25.99

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







       For the                                      For the
       Twelve                                       Twelve
       Months                    Redemption         Months                Redemption
       Ended                     Price              Ended                 Price
       March 31                  Per Share          March 31              Per Share
       1980....................  $26.98             1990................  $25.88
       1981....................  $26.87             1991................  $25.77
       1982....................  $26.76             1992................  $25.66





       1983....................  $26.65             1993................  $25.55
       1984....................  $26.54             1994................  $25.44
       1985....................  $26.43             1995................  $25.33
       1986....................  $26.32             1996................  $25.22
       1987....................  $26.21             1997................  $25.11
       1988....................  $26.10             1998................  $25.00;
       1989....................  $25.99


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

    (H)  As a sinking  fund with respect to the shares of the Preferred
    Stock,  8  3/8%  Series  the  Corporation  will,   subject  to  the
    provisions of subdivision (I) below, call for redemption and retire on April 1, 1983 and on each April 1 thereafter to and including
    April 1,  1997 (so long as  any Preferred Stock, 8  3/8% Series are





    outstanding) 100,000 shares of the Preferred Stock, 8 3/8% Series (or the number of shares of the Preferred Stock, 8 3/8% Series then outstanding if less than 100,000) and on April 1, 1998 the balance of the shares of Preferred Stock, 8 3/8% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 8 3/8% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 8 3/8% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I)  Shares of the  Preferred Stock, 8 3/8% Series shall  be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series of  Preferred Stock"  in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 8 3/8% Series annually commencing on April 1, 1983, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 8 3/8% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or
    any other  stock ranking as to  dividends or assets   junior to, or
    pari passu with, the Preferred Stock, 8 3/8% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock 8 3/8% Series), unless at the date of declaration in the case of any such dividend, or at the





    date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (L)   Notwithstanding the  provisions of  subdivisions (F)  and (J)





    above, the Board of Directors of the Corporation will not exercise its option to redeem shares of Preferred Stock, 8 3/8% Series pursuant to either of such subdivisions (i) so long as any shares of Preferred Stock, 8 3/8% Series are held by any one of the twelve original purchasers of such shares from the Corporation, unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock, 7.45% Series having an aggregate par value bearing the same or greater proportion to the aggregate par value of all outstanding shares of Preferred Stock, 7.45% Series as the aggregate par value of the shares of Preferred Stock, 8 3/8% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 8 3/8% Series, and (ii) unless all arrears in dividends on the shares of Preferred Stock, 8 3/8% Series and Preferred Stock, 7.45% Series and Preferred Stock, 9.75% Series and all arrears in sinking fund retirements required by subdivision (H) above and subdivision (H) of paragraph (4F) above entitled "Particular Provisions Applicable to Preferred Stock, 7.45% Series" and subdivision (H) of paragraph (4I) above entitled "Particular Provisions Applicable to Preferred Stock, 9.75% Series" shall have been paid or made, as the case may be.

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

    IV

    The amendments of the Certificate of Incorporation effected by this





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

    By the Commission,

    SAMUEL R. MADISON /s/
    Secretary

    [SEAL OF THE COMMISSION]








    [CONFORMED COPY]                              Exhibit 3(a)(22)


    CERTIFICATE OF AMENDMENT

    of the





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

    _____________






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

    "IV. A.  The total number of shares  which the Corporation may have





    is 102,000,000, of which 3,400,000 are to have a par value of $100 each, 13,600,000 are to have a par value of $25 each and 85,000,000 are to have a par value of $1 each."

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


    JOHN H. TERRY /s/
    (JOHN H. TERRY)





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

    CERTIFICATE OF CORRECTION                     Exhibit 3(a)(23)

    of the





    CERTIFICATE OF AMENDMENT

    filed May 7, 1976

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION

    Under Section 105 of the Business Corporation Law



    Dated:  May 25, 1978



    LeBoeuf, Lamb, Leiby & MacRae
    140 Broadway
    New York, New York   10005


    CERTIFICATE OF CORRECTION

    of the

    CERTIFICATE OF AMENDMENT

    filed May 7, 1976

    of the

    CERTIFICATE OF INCORPORATION

    of





    NIAGARA MOHAWK POWER CORPORATION

    Under Section 105 of the Business Corporation Law


    Pursuant   to  the  provisions  of  Section  105  of  the  Business
    Corporation Law, the undersigned, being a Vice President and an Assistant Secretary of Niagara Mohawk Power Corporation, hereby certify:

    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed in the Department of State on July 31, 1937.

    III

    On May 4, 1976 the Shareholders authorized the reduction of the par value of the

    (i) then authorized but unissued Preferred Stock of the Corporation from $100 to $25 per share, and
    (ii)  then   authorized  but  unissued  Preference   Stock  of  the
    Corporation from $100 to $25 per share.

    On  May 7, 1976 a  Certificate of Amendment  implementing the above was filed in the office of the Secretary  of State of New York (the
    "1976  Amendment").    Under   the  1976  Amendment  the  2,400,000
    previously authorized but unissued shares of Preferred Stock with a par value of $100 each were changed to 9,600,000 shares of authorized but unissued shares of Preferred Stock with a par value of $25 each and the 1,000,000 previously authorized but unissued shares of Preference Stock with a par value of $100 each (no shares





    of Preference Stock having been issued) were changed to 4,000,000 shares of Preference Stock with a par value of $25 each. Also the provisions relating to the limited voting rights of the Preferred Stock in subdivisions (E), (F) and (H) of Paragraph 5 of part D of
    Article IV of the Certificate of Incorporation were amended to provide that when the limited voting rights of the Preferred Stock of the par value of $25 per share are exercisable, the holders thereof shall have one-quarter of one vote per share of Preferred Stock of the par value of $25 per share, each holder of Preferred Stock of the par value of $100 per share being entitled to one vote for each share of such Preferred Stock. Paragraphs (1) and (6) of Part D of Article IV of the Certificate of Incorporation, as amended, empowered the Board of Directors to create various series of Preferred Stock and Preference Stock, which were to be identical in all respects except as to matters set forth in subdivisions lettered (A) through (H). Subdivision (D) of such Paragraphs (1) and (6) indicated that the sum payable per share upon voluntary or involuntary dissolution, liquidation or winding up of the
    Corporation were to be a stated amount but contained a parenthetical clause indicating such stated amount would be not less than $100.

    Upon the filing of the 1976 Amendment the following parenthetical reference to the $100 par value of

    (i) the Preferred Stock in subdivision (D) of Paragraph (1) of Part D of Article IV of the Certificate of Incorporation, as amended (which Section is contained in the Certificate of Amendment filed January 5, 1950-the "1950 Amendment"); and

    (ii) the Preference Stock in subdivision (D) of Paragraph (6) of part D of Article IV of the Certificate of Incorporation, as amended (which Section is contained in the Certificate of Amendment filed September 22, 1969-the (1969 Amendment")in each case became erroneous on the face thereof in that the 1976 Amendment did not specifically provide for conforming changes in such references.

    IV





    This Certificate of Correction is filed to correct the 1976 Amendment by correcting the aforesaid incorrect references.

    The incorrect reference in the 1950 Amendment to be corrected by the 1976 Amendment is as follows:

    "(not less than $100 per share)"

    and the same is hereby corrected to read as follows:

    "(not less than $25 per share)"

    The incorrect reference in the 1969 Amendment to be corrected by the 1976 Amendment is as follows:

    "(not less than $100)"

    and the same is hereby corrected to read as follows:
    "(not less than $25)"

    V

    The stated capital of the Corporation will not be reduced by this Certificate of Correction to the Certificate of Incorporation of the Corporation.

    VI

    The 1976 Amendment and the provisions of this Certificate of Correction were duly authorized by the votes cast in person or by proxy of the holders of record of a majority of the outstanding shares of the Corporation entitled to vote at the stockholders' meeting at which such votes were cast with relation to the proceedings provided for therein and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger portion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fourth day of May, 1976 at 11 o'clock





    A.M., pursuant to Section 605 of the Business Corporation Law.

    In Witness Whereof we have made and subscribed this Certificate this 25th day of May, 1978.

    ___________________________________/s/
    John H. Terry
    Senior Vice President

    [Corporate Seal]

    __________________________________/s/
    Harold J. Bogan
    Assistant Secretary

    STATE OF NEW YORK     )
    COUNTY OF ONONDAGA )  ss.:

    JOHN H. TERRY, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.



    John H. Terry

    Sworn to before me this
       day of May, 1978



    ___________________________________/s/
    Notary Public





    [CONFORMED COPY]                              Exhibit 3(a)(24)


    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law


    _____________


    Dated: July 17, 1978


    State of New York
    Department of State
    Filed July 17, 1978
    Tax $ None
    Filing Fee $30



    By Mario M. Cuomo
    Secretary of State


    LEBOEUF, LAMB, LEIBY & MACRAE
    140 Broadway
    New York, New York 10005





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

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central
    New York Power Corporation into Central New York Power  Corporation





    which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

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

    Particular Provisions Applicable to Preference Stock, 7.75% Series

    (7A) The number, designation, relative rights, preferences and limitations of the first series of the Preference Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:





    (A) The number of shares to constitute the first series shall be 1,360,000 shares and the designation of such series shall be "Preference Stock, 7.75% Series".

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

    (C) Except as provided under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of
    Article IV of the 1950 Certificate of Consolidation as amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent





    amendments, the Preference Stock, 7.75% Series shall have no voting rights whatsoever.

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

    (F) The shares of the Preference Stock, 7.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after September 30, 1981 and prior to October 1, 1982 at a redemption price of $25.83 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:





    For the
    Twelve
    Months                        Redemption
    Ended                         Price
    September 30                  Per Share

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

    (I) Shares of the Preference Stock, 7.75% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preference Stock under the heading "Provisions Applicable to All Series of Preference Stock" in Paragraph (7) of Part D of Article





    IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preference Stock, 7.75% Series annually commencing on September 30, 1980, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preference Stock, 7.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preference Stock to the extent provided in subdivision (A) of Paragraph (7) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preference Stock, 7.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock (except that mandatory sinking fund payments on other series of Preference Stock may be made pro rata with the sinking fund payments required by subdivision (H) above), or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preference Stock, 7.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

    (J) The Corporation may, at the option of the Board of Directors of the Corporation, on September 30, 1980, and on each September 30 thereafter to and including September 30, 1984, redeem up to that number of the shares of the Preference Stock, 7.75% Series then required to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a price of $25 per share, plus an amount equal to dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and





    option so to redeem shall be noncumulative; provided, however, the Board of Directors of the Corporation shall not exercise its option to redeem any shares of the Preference Stock, 7.75% Series pursuant to this subdivision (J) as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of capital stock or other securities of the Corporation or the proceeds of the sale of any assets of the Corporation other than in the ordinary course of business; and provided further that the aggregate number of shares of the Preference Stock, 7.75% Series which may be redeemed in all redemptions pursuant to this subdivision (J) shall not exceed 408,000 shares.

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

    (L) Shares of Preference Stock, 7.75% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preference Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time in compliance with the provisions of subdivision (M) below as Preference Stock of any other series of





    the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (M)   So long as any  shares of the Preference  Stock, 7.75% Series are outstanding, the Corporation shall not, without the consent (given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation) of the holders of record of at least 80% of the total number of shares of the Preference Stock, 7.75% Series then outstanding, issue any shares of any other series of the Preference Stock or shares ranking on a parity with them, or reissue any redeemed or exchanged shares of the Preference Stock or any other series or shares ranking on a parity with them, unless the Available Net Income (determined as hereinafter provided) for any twelve consecutive calendar months within the fifteen calendar months immediately preceding the month of such issue or reissue shall have been in the aggregate not less than one and three-tenths times the sum of (i)
    the interest requirements  (adjusted by provision  for amortization of debt discount and expense or of premium on debt, as the case may
    be) for one year on all  of the indebtedness of the Corporation and its subsidiaries outstanding at the date of such proposed issue or reissue (excluding any indebtedness proposed to be retired in connection with such issue or reissue), (ii) the full dividend requirements for one year on all outstanding shares (including those then proposed to be issued or reissued but excluding any shares proposed to be retired in connection with such issue or reissue) of the Preferred Stock and the Preference Stock and all
    other stock of the Corporation, if any, ranking prior to the Corporation's Common Stock with respect to the payment of dividends
    or  upon  the  dissolution,  liquidation   or  winding  up  of  the
    Corporation, whether voluntary or involuntary and (iii) all other fixed charges payable by the Corporation for one year in respect of all obligations of the Corporation and its subsidiaries existing at the date of such proposed issue or reissue. "Available Net Income" for any period shall mean the consolidated net income of the Corporation and its subsidiaries for such period determined in accordance with generally accepted accounting principles after adding back (x) expenses of the type specified in clauses (i), (ii) and (iii) of the preceding sentence and (y) provision for taxes in





    respect of or measured by income or excess profits, all in the respective amounts theretofore deducted in determining consolidated net income for such period as aforesaid.

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

    JOHN J. TERRY /s/

    (JOHN H. TERRY)
    Senior Vice President
    HAROLD J. BOGAN /s/
    (HAROLD J. BOGAN)





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

    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., July 17, 1978


    CASE 27318--Petition of Niagara Mohawk Power Corporation for authority to issue 1,360,000 shares of its Preference Stock, 7.75% Series, $25 Par Value.





    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed July 17, 1978, in accordance with the orderof the Public Service Commission dated May 9, 1978.

    By the Commission,


    SAMUEL R. MADISON /s/
    Secretary

    [SEAL OF THE COMMISSION]




    [CONFORMED COPY]                              Exhibit 3(a)(25)


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

    I

    The name  of the Corporation  is Niagara Mohawk  Power Corporation.





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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix





    the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    Particular Provisions Applicable to Preferred Stock, Second 9.75% Series





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

    (B)  The dividend rate of  the Preferred Stock, Second 9.75% Series shall be nine  and seventy-five one-hundredths per cent (9.75%) per annum (computed on  the basis of  a 360-day year  of twelve  30-day
    months).    The dividends  on each  share  of the  Preferred Stock,
    Second 9.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, Second 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, Second 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, Second 9.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, Second 9.75% Series shall have been fully paid, or declared and set





    apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, Second 9.75% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, Second 9.75% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $27.44 per share through March 31, 1984, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared:


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

    (F) The shares of the Preferred Stock, Second 9.75% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after March
    31, 1983 and prior to April 1, 1984, at a redemption price of $27.44 per share, and thereafter at the following redemption





    prices, in each case plus an amount equal to the dividends, accrued and unpaid on such share, whether or not earned or declared:


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

    (H) As a sinking fund with respect to the shares of the Preferred Stock, Second 9.75% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on April 1, 1986 and on each April 1 thereafter to and including
    April 1, 1989 (so long as any Preferred Stock, Second  9.75% Series





    are outstanding) 204,000 shares of the Preferred Stock, Second 9.75% Series (or the number of the shares of the Preferred Stock, Second 9.75% Series then outstanding if less than 204,000) and on April 1, 1990 the balance of the shares of Preferred Stock, Second 9.75% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, Second 9.75% Series pursuant to subdivision (F) above or subdivision (J) below, nor any purchase or other acquisition of any shares of the Preferred Stock, Second 9.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I)   Shares of the Preferred  Stock, Second 9.75% Series  shall be
    called  for  redemption   for  the  sinking  fund  as  required  by
    subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, Second
    9.75% Series annually commencing on April 1, 1986, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, Second 9.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, Second 9.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, Second 9.75% Series), unless at the date of declaration in the case





    of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, Second 9.75% Series pursuant to subdivision (F), (H) or (J) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, Second 9.75% Series, provided that only whole shares shall be selected for





    redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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



    IN WITNESS  WHEREOF, we have  made and subscribed  this Certificate





    this 3rd day of March, 1980.

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

    PUBLIC SERVICE COMMISSION





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

    By the Commission,


    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]





    12.25% Series                                 Exhibit 3(a)(26)

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the





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

    __________


    Dated: March 30, 1981





    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005




    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    __________

    Pursuant  to  the  provisions  of  Section  805  of  the   BUSINESS
    CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby





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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than





    $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating
    the   number,  designation,   relative  rights,   preferences,  and
    limitations of a twelfth additional series of Preferred Stock, to consist of 700,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(L)(of Part
    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent





    amendments) and to read as follows:

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

    (B)   The dividend rate of the Preferred Stock, 12.25% Series shall be  twelve and  twenty-five  one-hundredths per  cent (12.25%)  per annum (computed  on the basis  of a  360-day year of  twelve 30-day
    months).    The dividends  on each  share  of the  Preferred Stock,
    12.25% Series shall  be cumulative  from the date  of the  original
    issue  thereof.   So long  as  any shares  of the  Preferred Stock,
    12.25% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 12.25% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common
    Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.25% Series), unless at the date of such declaration in the case of any such dividend, or at the





    date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 12.25% Series shall have been fully paid, or declared and set apart for payment.

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

    (D) The sum per share for the Preferred Stock, 12.25% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.06 per share through March 31, 1982, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

      For the                                  Voluntary
    Twelve Months                             Liquidation
    Ended March 31                           Price Per Share

      1983...................................     $27.90
      1984...................................     $27.74
      1985...................................     $27.58
      1986...................................     $27.42
      1987...................................     $27.26
      1988...................................     $27.10
      1989...................................     $26.93
      1990...................................     $26.77
      1991...................................     $26.61
      1992...................................     $26.45

      For the                                  Voluntary
    Twelve Months                             Liquidation
    Ended March 31                          Price Per Share

     1993....................................     $26.29
     1994....................................     $26.13





     1995....................................     $25.97
     1996....................................     $25.81
     1997....................................     $25.64
     1998....................................     $25.48
     1999....................................     $25.32
     2000....................................     $25.16
     2001....................................     $25.00

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

      For the
    Twelve Months                                    Redemption
    Ended March 31                                Price Per Share

      1993.........................................     $26.29
      1994.........................................     $26.13
      1995.........................................     $25.97
      1996.........................................     $25.81
      1997.........................................     $25.64
      1998.........................................     $25.48
      1999.........................................     $25.32
      2000.........................................     $25.16
      2001.........................................     $25.00

    provided, however, that the Board of Directors of the Corporation will not exercise its option to redeem shares of the Preferred Stock, 12.25% Series pursuant to this subdivision (F) unless simultaneously therewith the Corporation shall optionally redeem





    shares of its Preferred Stock 12.50% Series having an aggregate par value bearing the same proportion to the aggregate par value of all outstanding shares of its Preferred Stock, 12.50% Series as the aggregate par value of the shares of Preferred Stock 12.25% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 12.25% Series.

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

    (I) Shares of the Preferred Stock, 12.25% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series of  Preferred  Stock" in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent





    amendments. Such redmeption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 12.25% Series annually commencing on March 31, 1987, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 12.25% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 12.25% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.25% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (K) Shares of Preferred Stock, 12.25% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by





    the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

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

    __________


    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.





    JOHN M. HAYNES

    Sworn to before me this
    30th day of March, 1981.

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

    By the Commission,

    SAMUEL R. MADISON





    Secretary

    [SEAL OF THE COMMISSION]






    12.50% Series                                 Exhibit 3(a)(27)
    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT

    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law




    __________





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

    A Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation was filed in the Department of State on September 15, 1937.





    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation."

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

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:





    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a thirteenth additional series of Preferred Stock, to consist of 620,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    4(M)(of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 12.50% Series

    4(M) The number, designations, relative rights, preferences and limitations of the thirteenth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the thirteenth additional series shall be 620,000 shares and the designation of such series shall be "Preferred Stock, 12.50% Series".

    (B) The dividend rate of the Preferred Stock, 12.50% Series shall be twelve and fifty one-hundredths per cent (12.50%) per annum (computed on the basis of a 360-day year of twelve 30-day months).





    The dividends on each share of the Preferred Stock, 12.50% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 12.50% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 12.50% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.50% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 12.50% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.50% Series shall have no voting rights whatsoever.

    (D) The sum per share for the Preferred Stock, 12.50% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.13 per share through March 31, 1982, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

      For the                                        Voluntary
    Twelve Months                                    Liquidation





    Ended March 31,                                 Price Per Share

      1983......................................       $27.96
      1984......................................       $27.80
      1985......................................       $27.63
      1986......................................       $27.47
      1987......................................       $27.30
      1988......................................       $27.14
      1989......................................       $26.97
      1990......................................       $26.81
      1991......................................       $26.64
      1992......................................       $26.48
      1993......................................       $26.32
      1994......................................       $26.15
      1995......................................       $25.99
      For the                                         Voluntary
    Twelve Months                                    Liquidation
    Ended March 31,                                 Price Per Share

      1996......................................       $25.82
      1997......................................       $25.66
      1998......................................       $25.49
      1999......................................       $25.33
      2000......................................       $25.16
      2001......................................       $25.00

    (E) The sum per share for the Preferred Stock, 12.50% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 12.50% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after March 31, 1991 and prior to April 1, 1992 at a redemption price of $26.48 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:





      For the
    Twelve Months                               Redemption Price
    Ended March 31,                                 Per Share

      1993....................................       $26.32
      1994....................................       $26.15
      1995....................................       $25.99
      1996....................................       $25.82
      1997....................................       $25.66
      1998....................................       $25.49
      1999....................................       $25.33
      2000....................................       $25.16
      2001....................................       $25.00

    provided, however, that the Board of Directors of the Corporation will not exercise its option to redeem shares of the Preferred Stock, 12.50% Series pursuant to this subdivision (F) unless simultaneously therewith the Corporation shall optionally redeem shares of its Preferred Stock 12.25% Series having an aggregate par value bearing the same proportion to the aggregate par value of all outstanding shares of its Preferred Stock, 12.25% Series as the aggregate par value of the shares of Preferred Stock 12.50% Series so to be redeemed bears to the aggregate par value of all outstanding shares of Preferred Stock, 12.50% Series.

    (G) The shares of the Preferred Stock, 12.50% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 12.50% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H)  As a sinking fund with respect to the shares  of the Preferred
    Stock,  12.50%   Series  the  Corporation  will,   subject  to  the
    provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including
    March 31, 2000 (so long as any shares of the Preferred Stock, 12.50% Series are outstanding) 38,139 shares of the Preferred Stock, 12.50% Series (or the number of the shares of the Preferred Stock, 12.50% Series then outstanding if less than 38,139) and on March 31, 2001 the balance of the shares of Preferred Stock, 12.50%





    Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 12.50% Series pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 12.50% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 12.50% Series shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 12.50% Series annually commencing on March 31, 1987, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 12.50% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 12.50% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.50% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.





    (J) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 12.50% Series pursuant to subdivision (F) or (H) above, such redemption shall be made (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 12.50% Series, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

    (K) Shares of Preferred Stock, 12.50% Series redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (L) The shares of the Preferred Stock, 12.50% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 30th day of March, 1981.

    JOHN M. HAYNES
    Senior Vice President





    [CORPORATE SEAL]                    HAROLD J. BOGAN
                                       Assistant Secretary



    STATE OF NEW YORK   )
    COUNTY OF NEW YORK) ss.:

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

    TERRY C. PELSTER
    Notary Public

    TERRY C. PELSTER
    Notary Public, State of New York
    No. 31-4654823
    Qualified in New York County
    Commission Expires March 30, 1983


    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., March 31, 1981



    CASE  27769--Application of  Niagara Mohawk  Power Corporation  for
    Authority to Issue up to        $40,000,000 Aggregate Par Value  of





    One  or More  New Series of  its Preferred  Stock, $100  or $25 Par
    Value.

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed March 30, 1981, in accordance with the order of the Public Service Commission dated March 26, 1981.

    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]

    [CONFORMED COPY]                              Exhibit 3(a)(28)



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

    I






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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of





    Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    Particular Provisions Applicable to Preferred Stock, 12.75% Series





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

    (B) The dividend rate of the Preferred Stock, 12.75% Series shall be twelve and seventy-five one-hundredths per cent (12.75%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock,
    12.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with (except dividends on other series of Preferred Stock to the extent provided in subdivision (A) of paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments), the Preferred Stock, 12.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 12.75% Series shall have been fully paid, or declared and set apart for payment.





    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.75% Series shall have no voting rights whatsoever.

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

    (H) The shares of the Preferred Stock, 12.75% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.





    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

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






    [CONFORMED COPY]                              Exhibit 3(a)(29)







    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law



    _______________________



    Dated: May 5, 1981


    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005


    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION





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

    IV





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

    VI

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the votes cast in person or by proxy of the holders of record of the majority of the outstanding shares of the Corporation entitled to vote at the stockholders'
    meeting  at which  such  votes  were  cast  with  relation  to  the proceedings provided for in this Amendment and neither the Certificate of Incorporation nor any other certificate filed pursuant to law requires a larger proportion of votes. Such votes were cast in person or by proxy at a stockholders' meeting duly held at the offices of the Corporation at No. 300 Erie Boulevard West, in the City of Syracuse, New York, on the fifth day of May, 1981, at 10:30 o'clock, A.M., pursuant to Section 605 of the Business Corporation Law.





    IN WITNESS WHEREOF we have made and subscribed this Certificate this 5th day of May, 1981.

    JOHN H. TERRY
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]

    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says, that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing certificate. That he has read and executed the foregoing certificate and knows the contents thereof, and that the statements contained therein are true.

    JOHN H. TERRY

    Sworn to before me this
    5th day of May, 1981.

    CAROLYN SCHMIDT




    CAROLYN SCHMIDT
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4524990
    My Commission Expires March 30, 1982







    [CONFORMED COPY]                              Exhibit 3(a)(30)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law




    ______________________



    Dated: April 22, 1982

    LeBOEUF, LAMB, LEIBY & MacRAE
    140 Broadway
    New York, New York 10005





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


    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central
    New York Power Corporation into  Central New York Power Corporation





    which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Consolidation".

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

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal





    amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

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

    (B) The dividend rate of the Preferred Stock, 15% Series shall be fifteen per cent (15%) per annum (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of





    the Preferred Stock, 15% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 15% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 15% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 15% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 15% Series shall have been fully paid, or declared and set apart for payment.

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

    (D) The sum per share for the Preferred Stock, 15% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $28.75 per share through March 31, 1983, and thereafter at the following prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:






    For the Twelve Months                        Voluntary Liquidation
    Ended March 31,                                  Price Per Share





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


    (F) The shares of the Preferred Stock, 15% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after





    issuance and prior to April 1, 1983 at a redemption price of $28.75 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

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

    provided, however, that  the Board of Directors  of the Corporation





    shall not prior to April 1, 1987 exercise its option to redeem any shares of the Preferred Stock, 15% Series as a part of or in anticipation of any refunding operation by the application, directly or indirectly, of borrowed funds or the proceeds of the issue of any shares of Preferred Stock or any stock ranking prior to or on a parity with the Preferred Stock, 15% Series as to dividends or assets if such borrowed funds have an interest rate or cost to the Corporation (calculated in accordance with accepted financial practice), or such shares have a dividend rate or cost to the Corporation so calculated, less than 15% per annum.

    (G) The shares of the Preferred Stock, 15% Series shall be exchangeable on a share for share basis into other shares of Preferred Stock, 15% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) As a first sinking fund with respect to the shares of the Preferred Stock, 15% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including
    March 31, 2006 (so long as any shares of the Preferred Stock, 15% Series are outstanding) 40,000 shares of the Preferred Stock, 15% Series (or the number of the shares of the Preferred Stock, 15% Series then outstanding if less than 40,000) and on March 31, 2007 the balance of the shares of Preferred Stock, 15% Series then outstanding, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. As a second sinking fund with respect to the shares of the Preferred Stock, 15% Series the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire on March 31, 1987 and on each March 31 thereafter to and including March 31, 2006 (so long as any shares of the Preferred Stock, 15% Series are outstanding) 40,000 shares of the Preferred Stock, 15% Series (or the number of the shares of the Preferred Stock, 15% Series then outstanding if less than 40,000 after giving effect to any redemption then being made for the first sinking fund), in each case at a redemption price of $25 per share plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared; provided,





    however, that the Corporation may solicit from the holders of the Preferred Stock, 15% Series their consent that such second sinking fund redemption not be made on any particular March 31, and if the holders of record of at least two-thirds of the shares of the Preferred Stock, 15% Series then outstanding shall give such consent prior to the time notice of such redemption would otherwise be required to be given to such holders by the Corporation (which consent shall be given in writing or by vote at a meeting called for that purpose in the manner prescribed by the By-Laws of the Corporation), then the Corporation shall not have any obligations to make such second sinking fund redemption and no such redemption shall be made. The Corporation may solicit such a consent with respect to any one or more of the second sinking fund redemptions but no such solicitation shall be made more than 180 days prior to the March 31 on which such redemption would otherwise be required to be made. No redemption of shares of the Preferred Stock, 15% Series pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 15% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I) Shares of the Preferred Stock, 15% Series shall be called for redemption for the first and second sinking funds as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 15% Series annually commencing on March 31, 1987 for each of such sinking funds, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 15% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 15% Series or





    make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 15% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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


    (L)  The shares of the Preferred Stock, 15% Series shall be subject to  the consent set forth in the  last subparagraph of Paragraph II of this Certificate to the same extent and with the  same effect as all series of Preferred  Stock outstanding on December 5,  1956 are
    so subject.   Subject to the required consent of the holders of the





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

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]




    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:






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


    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF






    NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed April 22, 1982, in accordance with the order of the Public Service Commission dated April 21, 1982.




    By the Commission,

    SAMUEL R. MADISON
    Secretary

    [SEAL OF THE COMMISSION]







    [CONFORMED COPY]                              Exhibit 3(a)(31)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of





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

    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:





    I
    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of





    the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    Particular Provisions Applicable to Adjustable Rate Preferred Stock, Series A





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

    Except as provided  below in this paragraph,  the "Applicable Rate"





    for any dividend period will be the highest of (i) the Treasury Bill Rate, (ii) the Ten Year Constant Maturity Rate and (iii) the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such dividend period. In the event that the Company determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, then the Applicable Rate for such dividend period shall be the higher of whichever of such rates can be determined. In the event that the Company determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate for such dividend period shall be the Applicable Rate in effect for the preceding dividend period.

    Except  as provided  below  in this  paragraph, the  "Treasury Bill
    Rate"  for each dividend period  will be the  arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per  annum market discount  rate, if only one  such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal  Reserve Board  during the Calendar  Period immediately prior to the ten  calendar days immediately preceding the  last day of March, June, September or December, as the case may be, prior to the dividend period for  which the dividend rate on  the Adjustable
    Rate Preferred  Stock is being determined.   In the  event that the
    Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by any  U.S.  Government  department  or  agency  selected  by  the
    Company.   In the event that  a per annum market  discount rate for
    three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market





    discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the





    ten calendar  days immediately  preceding  the last  day of  March,
    June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such  yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published  during such  Calendar Period by  the Federal  Reserve
    Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government
    department  or agency selected  by the Company.   In the event that
    the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at





    least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar  days immediately  preceding the  last  day of  March,
    June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such  Calendar Period),  as published  weekly during  such Calendar
    Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the  Twenty Year Constant  Maturity Rate  for such  dividend period shall be  the arithmetic average of the  two most recent weekly per annum average yields to  maturity (or the one weekly  average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S.
    Treasury   fixed  interest  rate  securities  (other  than  Special
    Securities) then  having maturities  of not less  than eighteen  or more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve
    Board shall not publish such yields, by any Federal Reserve Bank or by  any  U.S.  Government  department  or  agency  selected  by the
    Company.   In the  event that the Company  determines in good faith
    that  for any reason the  Company cannot determine  the Twenty Year





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

    (D)  The  sum per share  for the Adjustable  Rate Preferred  Stock,





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

    (H) In every case of redemption of less than all of the outstanding shares of Adjustable Rate Preferred Stock, Series A pursuant to subdivision (F) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Adjustable Rate Preferred Stock, Series A, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.





    (I) Shares of Adjustable Rate Preferred Stock, Series A redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

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

    JOHN H. TERRY, being duly sworn, deposes and says that he is Senior





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


    *   *   *   *





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




    By the Commission,

    WILLIAM BARNES
    Deputy
    Secretary

    [SEAL OF THE COMMISSION]






    [CONFORMED COPY]                              Exhibit 3(a)(32)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of





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

    Under Section 805 of the Business Corporation Law

    _________________

    Pursuant  to  the  provisions  of  Section  805  of  the   BUSINESS
    CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby





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

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than





    $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    In accordance with the provisions  of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through  December 31,  1988, of  unsecured  indebtedness in  an
    aggregate   principal   amount  not   exceeding   the  greater   of





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

    (B) The dividend rate of the Preferred Stock, 10.75% Series shall be ten and seventy-five hundredths per cent (10.75%) per annum





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

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of
    D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 10.75% Series shall have no voting rights whatsoever.

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

    For the Twelve Months                        Voluntary Liquidation
    Ended June 30,                                  Price Per Share

    1985.............................................. $27.39
    1986.............................................. $27.09
    1987.............................................. $26.79





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

    (H)  As a sinking  fund with respect to the shares of the Preferred
    Stock,  10.75%   Series  the  Corporation  will,   subject  to  the
    provisions of subdivision (I) below, call for redemption and retire on June 30, 1989 and on each June 30 thereafter to and including
    June 30, 1992 (so long as any shares of the Preferred Stock, 10.75%





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

    (I)  Shares  of the Preferred Stock, 10.75% Series  shall be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series of  Preferred Stock"  in  paragraph (5)  of  Part D  of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V of  the  1950 Certificate  of  Amendment and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.75% Series annually commencing on June 30, 1989 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.75% Series), unless at the date of declaration in the case of





    any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (M)   The shares  of the  Preferred Stock,  10.75% Series  shall be
    subject  to   (i)  the  consent   set  forth  in   the  penultimate





    subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

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

    JOHN M. HAYNES
    Senior Vice President


    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says that he is a Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.





    JOHN M. HAYNES
    Senior Vice President

    Sworn to before me this
    1st day of August, 1983.

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




    By the Commission,





    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]




    $25 par value                                 Exhibit 3(a)(33)

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    _______________________



    Dated: December 22, 1983





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

    II

    The Certificate of Consolidation  forming the Corporation was filed





    in the Department of State on July 31, 1937.

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

    In accordance with the  provisions of Subdivision (E) of  Paragraph
    (5) of Part D of Article IV, under the heading  "General Provisions





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

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating
    the   number,  designation,   relative  rights,   preferences,  and





    limitations of an eighteenth additional series of Preferred Stock, to consist of 1,000,000 shares of the par value of $25 per share of the authorized 9,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph 4(R) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:


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

    (B)   The dividend rate of the  Preferred Stock, 10.13% Series ($25 par value) shall be  ten and thirteen hundredths per  cent (10.13%)
    per annum (computed on the basis of a 360-day year of twelve 30-day
    months).    The dividends  on each  share  of the  Preferred Stock,
    10.13% Series ($25 par value) shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred
    Sock, 10.13% Series ($25 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.13% Series ($25 par value), or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any





    shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($25 par value)), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 10.13% Series ($25 par value) shall have been fully paid, or declared and set apart for payment.

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
    1992............................................  $25.282





    1993............................................  $25.000

    (E) The sum per share for the Preferred Stock, 10.13% Series ($25 par value) payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 10.13% Series ($25 par value) shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time after December 31, 1987 and prior to January 1, 1989 at a redemption price of $26.407 per share, and thereafter at the following redemption prices, in each case plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared:

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

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.13% Series ($25 par value) the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Preferred Stock, 10.13% Series
    ($25 par value) are outstanding) 100,000 shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding





    if less than 100,000) on December 31, 1987 and on December 31, 1988, 75,000 shares of the Preferred Stock, 10.13% Series ($25 par value) (or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 75,000) on December 31, 1989, 100,000 shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 100,000) on December 31, 1990 and on December 31, 1991, 325,000
    shares of the Preferred Stock, 10.13% Series ($25 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($25 par value) then outstanding if less than 325,000) on December 31, 1992 and the balance of the shares of Preferred Stock, 10.13% Series ($25 par value) then outstanding on December 31, 1993, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 10.13% Series ($25 par value) pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 10.13% Series ($25 par value) by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I)  Shares of the  Preferred Stock, 10.13% Series ($25  par value)
    shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.13% Series ($25 par value) annually commencing on December 31, 1987 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.13% Series ($25 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other





    stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.13% Series ($25 par value) or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($25 par value)), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (L) The shares of the Preferred Stock, 10.13% Series ($25 par value) shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the





    same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

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

    JOHN M. HAYNES





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


    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed December 22, 1983, in accordance with the orders of the Public Service Commission each dated December 21, 1983.





    By the Commission,


    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]





    $100 par value                                Exhibit 3(a)(34)

    [CONFORMED COPY]




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    _______________________








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

    I





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

    A "Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation into Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation" was filed in the Department of State on January 5, 1950. Said Certificate of Consolidation is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision 2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950 Certificate of Amendment".

    Pursuant to a Certificate of Amendment under Section 805 of the Business Corporation Law filed in the Department of State on May 7,
    1976,  the 2,400,000  authorized but  unissued shares  of Preferred
    Stock with a par value of $100 each were changed into 9,600,000 shares of Preferred Stock with a par value of $25 each, each share of such 2,400,000 shares of Preferred Stock being changed into four shares of Preferred Stock with a par value of $25 each rather than $100, without in any manner changing the 3,400,000 issued and outstanding shares of Preferred Stock of the par value of $100 each, and the general provisions applicable to all series of Preferred Stock set forth in Paragraph 5 of Part D of Article IV of





    the Certificate of Incorporation, as amended, were amended to fix the limited voting rights of shares of Preferred Stock with a par value of $25 per share at one-quarter of the vote per share of each share of Preferred Stock of the par value of $100 per share.

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

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i)  through December  31, 1988,  of unsecured  indebtedness  in an
    aggregate  principal   amount   not  exceeding   the   greater   of
    $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation
    (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii)





    beginning January 1, 1989, the Current Limitation."

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

    (B)   The dividend rate of the Preferred Stock, 10.13% Series ($100 par value) shall be  ten and thirteen hundredths per  cent (10.13%)
    per annum (computed on the basis of a 360-day year of twelve 30-day
    months).    The dividends  on each  share  of the  Preferred Stock,
    10.13% Series ($100 par value) shall be cumulative from the date of





    the original issue thereof. So long as any shares of the Preferred Stock, 10.13% Series ($100 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 10.13% Series ($100 par value), or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($100 par value)), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 10.13% Series ($100 par value) shall have been fully paid, or declared and set apart for payment.

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


    1985...........................................   $109.004





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

    (G) The shares of the Preferred Stock, 10.13% Series ($100 par value) shall be exchangeable on a share for share basis into other shares of Preferred Stock, 10.13% Series ($100 par value), but shall not be convertible into or exchangeable for other securities of the Corporation.





    (H) As a sinking fund with respect to the shares of the Preferred Stock, 10.13% Series ($100 par value) the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Preferred Stock, 10.13% Series ($100 par value) are outstanding), 25,000 shares of the Preferred Stock, 10.13% Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 25,000) on December 31, 1987 and on December 31, 1988, 18,750 shares of the Preferred Stock, ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 18,750) on December 31, 1989, 25,000 shares of the Preferred Stock, 10.13% Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 25,000) on December 31, 1990 and on December 31, 1991, 81,250 shares of the Preferred Stock, 10.13% Series ($100 par value)(or the number of the shares of the Preferred Stock, 10.13% Series ($100 par value) then outstanding if less than 81,250 on December 31, 1992 and the balance of the shares of Preferred Stock, 10.13% Series ($100 par value) then outstanding on December 31, 1993, in each case at a redemption price of $100 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 10.13% Series ($100 par value) pursuant to subdivision (F) above, nor any purchase or other acquisition of any shares of the Preferred Stock, 10.13% Series ($100 par value) by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

    (I)  Shares of the Preferred  Stock, 10.13% Series ($100 par value)
    shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock, under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and
    subsequent amendments.   Such redemption shall be mandatory and not
    at the option of the Board of Directors but shall be subject to any





    applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 10.13% Series ($100 par value) annually commencing on December 31, 1987 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Preferred Stock, 10.13% Series ($100 par value) shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 10.13% Series ($100 par value) or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 10.13% Series ($100 par value)), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears.

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

    (K) Shares of Preferred Stock, 10.13% Series ($100 par value) redeemed (pursuant to the sinking fund or otherwise), purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value of $100 per share without serial designation and may be reissued by the Corporation from time to





    time as Preferred Stock of any other series of the par value of $100 per share as may be fixed from time to time by the Board of Directors.

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

    JAMES M. HAYNES
    Senior Vice President

    HAROLD J. BOGAN
    Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN M. HAYNES, being duly sworn, deposes and says that he is Senior Vice President of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are





    true.

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


    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed December 22, 1983, in accordance with the orders of the Public Service Commission each dated December 21, 1983.






    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]






    [CONFORMED COPY]                              Exhibit 3(a)(35)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law




    ______________________






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

    I

    The name  of the Corporation  is Niagara Mohawk  Power Corporation.





    It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

    II

    The Certificate of Consolidation forming the Corporation was filed by the Department of State on July 31, 1937.

    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: to increase the aggregate number of shares of Preferred Stock of the par value of $25 each which the Corporation shall have the authority to issue by an additional 10,000,000 shares of such Preferred Stock and to increase the aggregate number of shares of Common Stock of the par value of $1 each which the Corporation shall have the authority to issue by an additional 25,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 19,600,000 shares of Preferred Stock with a par value of $25 each, 4,000,000 shares of Preference Stock with a par value of $25 each and 150,000,000 shares of Common Stock with a par value of $1 each.

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

    "C.  The shares of the Corporation are to be classified as follows:





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

    VI

    This Amendment to the Certificate of Incorporation of the Corporation was duly authorized by the consent of the holders of at least two-thirds of the outstanding shares of the Corporation's Preference Stock and by the votes cast in person or by proxy by the holders of record of a majority of the outstanding shares of the Corporation's Common Stock entitled to vote at the stockholders' meeting in person or duly held at the offices of the Corporation at 300 Erie Boulevard West, in the City of Syracuse, New York, on the first day of May, 1984, at 10:30 A.M., pursuant to Section 605 of the Business Corporation Law.

    IN WITNESS WHEREOF we have made and subscribed this Certificate this 29th day of May, 1984.

    JOHN H. TERRY
    Senior Vice President

    HAROLD J. BOGAN
    Assistant Secretary

    [CORPORATE SEAL]
    STATE OF NEW YORK    )
    COUNTY OF ONONDAGA) ss.:

    JOHN H. TERRY, being duly sworn, deposes and says, that he is a Senior Vice President, General Counsel and Secretary of Niagara





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

    JOHN H. TERRY

    Sworn to before me this
    29th day of May, 1984

    LINDA WOLNIAK


    LINDA WOLNIAK
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4607311
    My Commission Expires March 30, 1985





    [CONFORMED COPY]                              Exhibit 3(a)(36)




    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of





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



    Dated: August 28, 1984



    State of New York
    Department of State
    Filed August 29, 1984
    Tax--None
    Filing Fee--$60



    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being a Senior Vice President and an Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:





    I

    The name of the Corporation is Niagara Mohawk Power Corporation. It was originally incorporated under the name of Niagara Hudson Public Service Corporation.

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

    In accordance with the  provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:





    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."

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

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating
    the   number,  designation,   relative  rights,   preferences,  and
    limitations of a twentieth additional series of Preferred Stock, to consist of 2,000,000 shares of the par value of $25 per share of
    the  authorized  19,600,000  shares   of  Preferred  Stock  of  the
    Corporation of  the par value  of $25  per share, as  fixed by  the
    Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph
    (4T)(of  Part  D  of   Article  IV  of  the  1950   Certificate  of





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

    (B) the dividend rate of the Adjustable Rate Preferred Stock, Series B shall be 13.375% per annum for the initial dividend period ending December 31, 1984 and .625% above the applicable Rate (as defined below) per annum thereafter, but in no case less than 7.50%
    per annum or more than  16.50% per annum (computed in each  case on
    the basis  of  a  360-day  year  of twelve  30-day  months).    The
    dividends on each share of the Adjustable Rate Preferred Stock, Series B shall be cumulative from the date of the original issue thereof. So long as any shares of the Adjustable Rate Preferred Stock, Series B shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Adjustable Rate Preferred Stock, Series B or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable
    Rate  Preferred Stock,  Series  B)  unless  at  the  date  of  such





    declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Adjustable Rate Preferred Stock, Series B shall have been fully paid, or declared and set apart for payment.

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

    Except as  provided below  in this  paragraph,  the "Treasury  Bill
    Rate"  for each dividend period  will be the  arithmetic average of the two most recent weekly per annum market discount  rates (or the one weekly per annum  market discount rate,  if only one such  rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal  Reserve Board  during the Calendar  Period immediately prior to the ten  calendar days immediately preceding the  last day of March, June, September or December, as the case may be, prior to the dividend period for  which the dividend rate on  the Adjustable
    Rate Preferred Stock  is being determined.   In the event  that the
    Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the





    Company. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except  as provided below in this paragraph, the "Ten Year Constant





    Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published during such Calendar Period by the Federal Reserve
    Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of





    the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten  calendar days  immediately preceding  the last  day of  March,
    June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such Calendar  Period), as published weekly  during Calendar Period by any Federal Reserve  Bank or by any U.S.  Government, department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield, shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty  Year Constant  Maturity Rate for  such dividend  period shall be the  arithmetic average of the two  most recent weekly per annum average yields to  maturity (or the one weekly  average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S.
    Treasury  fixed  interest  rate   securities  (other  than  Special
    Securities) then  having maturities  of not  less than  eighteen or





    more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen or more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

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

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of





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

    (H)  As a sinking fund with respect to the shares of the Adjustable
    Rate Preferred Stock, Series B, the Corporation will, subject to the provisions of subdivision (I) below, call for redemption and retire (so long as any shares of the Adjustable Rate Preferred Stock, Series B are outstanding) 50,000 shares of the Adjustable





    Rate Preferred Stock, Series B (or the number of the shares of the Adjustable Rate Preferred Stock, Series B then outstanding if less than 50,000) on September 30, 1993 and on each September 30 thereafter to and including September 30, 2023 and the balance of the shares of the Adjustable Rate Preferred Stock, Series B then outstanding on August 15, 2024, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared.

    (I) Shares of the Adjustable Rate Preferred Stock, Series B shall be called for redemption for the sinking fund as required by subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of
    Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Adjustable Rate Preferred Stock, Series B annually commencing on September 30, 1993 for such sinking fund, pursuant to said subdivision (H), shall be cumulative and, so long as any shares of the Adjustable Rate Preferred Stock, Series B shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Adjustable
    Rate Preferred Stock, Series B or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common
    Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series B), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by said subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Adjustable Rate Preferred





    Stock, Series B which it is required to retire on any such September 30, the deficit shall be made good on the first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Adjustable Rate Preferred Stock, Series B. Shares of Adjustable Rate Preferred Stock, Series B purchased, redeemed pursuant to subdivision (F) above or otherwise acquired by the Corporation (except pursuant to subdivision (H) above) and not theretofore so applied may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

    (J) In every case of redemption of less than all of the outstanding shares of Adjustable Rate Preferred Stock, Series B pursuant to subdivision (F) or (H) above, such redemption shall be made (i) with respect to each holder of 5% or more of the then outstanding shares of Adjustable Rate Preferred Stock, Series B, pro rata according to the numbers of shares held by such holders, provided that only whole shares shall be selected for redemption, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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

    (L) The shares of the Adjustable Rate Preferred Stock, Series B shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this





    Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

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

    JOHN W. POWERS
    Vice President-Treasurer

    Sworn to before me this
    28th day of August, 1984.





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



    By the Commission,

    WILLIAM BARNES
    Deputy Secretary

    [SEAL OF THE COMMISSION]






    [CONFORMED COPY]                              Exhibit 3(a)(37)

    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law



    ___________________________



    Dated:  April 15, 1985



    State of New York
    Department of State
    Filed April 17, 1985
    Tax--None
    Filing Fee--$60




    LeBOEUF, LAMB, LEIBY & MacRAE





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

    A  "Certificate  of  Consolidation  of New  York  Power  and  Light





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

    In  accordance with the provisions of  Subdivision (E) of Paragraph
    (5) of Part D of Article IV, under the  heading "General Provisions
    Applicable  to  All   Series  of  Preferred  Stock",  of  the  1950
    Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of
    Preferred  Stock  of  all   series  then  outstanding  adopted  the
    following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the





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

    Particular  Provisions  Applicable  to  Adjustable  Rate  Preferred
    Stock, Series C

    (4U) The number, designations, relative rights, preferences and limitations of the twenty-first additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A)  The number of shares to constitute the twenty-first additional





    series shall be 2,000,000 shares and the designation of such series shall be "Adjustable Rate Preferred Stock, Series C".

    (B) The dividend rate of the Adjustable Rate Preferred Stock, Series C shall be 12.12% per annum for the initial dividend period ending June 30, 1985 and .40% above the Applicable Rate (as defined below) per annum thereafter, but in no case less than 7% per annum or more than 15.50% per annum (computed in each case on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Adjustable Rate Preferred Stock, Series C shall be cumulative from the date of the original issue thereof. So long as any shares of the Adjustable Rate Preferred Stock, Series C shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Adjustable Rate Preferred Stock, Series C or make any payment on account of, or set apart money for a sinking or other analogous fund for the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Adjustable Rate Preferred Stock, Series C) unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Adjustable Rate Preferred Stock, Series C shall have been fully paid, or declared and set apart for payment.

    Except as provided below in this paragraph, the "Applicable Rate" for any dividend period will be the highest of (i) the Treasury
    Bill Rate, (ii) the Ten Year Constant Maturity Rate and (iii) the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such dividend period. In the event that the Company determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, then the Applicable Rate for such dividend period shall be the higher of whichever of such rates can be determined. In the event that the Company determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate for such dividend period





    shall be the Applicable Rate in effect for the preceding dividend period.

    Except  as  provided below  in this  paragraph, the  "Treasury Bill
    Rate"  for each dividend period  will be the  arithmetic average of the two most recent weekly per annum market discount rates  (or the one  weekly per annum market  discount rate, if  only one such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal  Reserve Board  during the Calendar  Period immediately prior to the ten  calendar days immediately preceding the  last day of March, June, September or December, as the case may be, prior to the dividend period for  which the dividend rate on  the Adjustable
    Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills as published weekly during such Calendar Period by any Federal Reserve Bank or by  any  U.S.  government  department  or  agency  selected by  the
    Company.   In the event that  a per annum market  discount rate for
    three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then





    the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with  a maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each  business day in  New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized
    U.S. Government securities dealers selected by the Company.  In the event that the Company determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury
    Bill  Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during the related Calendar Period for each of the issues of
    marketable  interest-bearing  U.S.   Treasury  securities  with   a
    maturity of not less than 80 or more than 100 days from the date of each such quotation, as quoted daily for each business day in New
    York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized
    U.S. Government securities dealers selected by the Company.
    Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March, June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any





    Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than special Securities (as defined below)) then having maturities of not less than eight or more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight or more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S. Government securities dealers selected by the Company.

    Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the last day of March,





    June, September or December, as the case may be, prior to the dividend period for which the dividend rate on the Adjustable Rate Preferred Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty
    Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such  Calendar Period),  as published  weekly during  such Calendar
    Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty  Year Constant  Maturity Rate  for such dividend  period shall be  the arithmetic average of the  two most recent weekly per annum average yields to  maturity (or the one weekly  average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special
    Securities) then having  maturities of  not less  than eighteen  or more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve
    Board shall not publish such yields, by any Federal Reserve Bank or by  any  U.S.  Government  department or  agency  selected  by  the
    Company.   In the  event that the Company  determines in good faith
    that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date of not less than eighteen or more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City
    (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized U.S.





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

    (E) The sum per share for the Adjustable Rate Preferred Stock, Series C payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share plus an amount equal to the dividends accrued and





    unpaid on such share, whether or not earned or declared.

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

    (J)  The  shares of the  Adjustable Rate Preferred Stock,  Series C





    shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.

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

    JOHN H. TERRY





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

    *   *   *   *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed April 15, 1985, in accordance with the orders of the Public Service Commission dated January 30, 1985 and April 3, 1985.





    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]









    [CONFORMED COPY]                              Exhibit 3(a)(38)

    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of

    NIAGARA MOHAWK POWER CORPORATION


    Under Section 805 of the Business Corporation Law


    __________________


    Dated:  April 30, 1985


    State of New York
    Department of State





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

    II





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

    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."





    In accordance  with the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on May 3, 1983 in the manner prescribed by the By-Laws of the
    Corporation:

    "Resolved,  that consent be and  is hereby given  to the incurrence
    (i) through December 31, 1988, of unsecured indebtedness in an aggregate principal amount not exceeding the greater of $700,000,000 or the principal amount of unsecured indebtedness presently permitted by the Company's Certificate of Consolidation (the "Current Limitation") pursuant to the consent of the holders of the Company's Preferred Stock on December 5, 1956 and (ii) beginning January 1, 1989, the Current Limitation."

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

    Particular Provisions Applicable to Preferred Stock, 12.75% Series

    (4V) The number, designations, relative rights, preferences and limitations of the twenty-second additional series of the Preferred
    Stock of the  Corporation as fixed  by the Board  of Directors  (in





    addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A)    The   number  of  shares  to  constitute  the  twenty-second
    additional series shall be 1,000,000 shares and the designation of such series shall be "Preferred Stock, 12.75% Series".

    (B)  The dividend rate of the Preferred Stock,  12.75% Series shall be  twelve and three quarters per cent (12.75%) per annum (computed
    on  the basis  of a  360-day year  of twelve  30-day months).   The
    dividends on each share of the Preferred Stock, 12.75% Series shall be cumulative from the date of the original issue thereof.  So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 12.75% Series, or make any payment on account of, or set apart  money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than  in  exchange for  or registration  of  transfer of  shares of
    Preferred  Stock   then  outstanding)  or  voluntarily   redeem  or
    repurchase shares of Preferred Stock, unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, or at the date of such issuance, voluntary redemption or repurchase, all dividends payable on the Preferred Stock, 12.75% Series shall have been fully paid, or declared and set apart for payment. The Corporation shall pay all dividends which shall have been declared on the Preferred Stock, 12.75% Series not later than the earlier of (i) 92 days





    following the date of such declaration or (ii) 10 days following the date on which funds for the payment thereof shall have been set apart.

    (C) Except as provided under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 12.75% Series shall have no voting rights whatsoever.

    (D) So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not issue any shares of Preferred Stock or any other stock ranking pari passu with Preferred Stock that by its terms shall entitle the holders thereof to (i) more than one-quarter (1/4) vote per $25 of par value, in the case of Preferred Stock, or the equivalent in the case of such other stock, (ii) a sum per share payable upon the involuntary dissolution, liquidation or winding up of the Corporation in excess of the par value thereof, plus an amount equal to the dividends accrued and unpaid on such share whether or not earned or declared, or (iii) a sum per share payable upon mandatory redemption thereof in excess of the par value thereof, plus an amount equal to the dividends accrued and unpaid on such share whether or not earned or declared. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not, without the prior written consent of the holders of record of at least two-thirds of the shares of the Preferred Stock, 12.75% Series then outstanding, issue any shares of Preferred Stock or any other capital stock ranking pari passu with Preferred Stock that by its terms shall entitle the holders thereof to (a) vote as a series on any merger or consolidation of the Corporation,(b) vote for or elect one or more members of the Board of Directors of the Corporation at any time when the holders of the Preferred Stock, 12.75% Series have no such right or (c) vote as a series on amendments to the Certificate of Incorporation, in each case unless otherwise required by the Certificate of Incorporation, as amended to the date hereof, or applicable law.





    (E) So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not (i) authorize or create any series or issue any shares of Preferred Stock or any other stock or (ii) enter into, issue or become bound by any contract, indenture, bond, note or other agreement or evidence of indebtedness, in either case that limits the payment of dividends or other distribution on, or the mandatory redemption of, any shares of Preferred Stock, 12.75% Series, other than by any such limitations that are no more restrictive than the most restrictive limitations contained in the Certificate of Incorpoation, as heretofore and hereby amended, and the Mortgage Trust Indenture dated as of October 1, 1937 between the Corporation and The Marine Midland Trust Company of New York, as heretofore modified by indentures supplemental thereto.

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
    2000....................................         $25.96





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
    2001....................................         $25.80





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

    (J)   As a sinking fund with respect to the shares of the Preferred
    Stock,  12.75%   Series  the  Corporation  will,   subject  to  the
    provisions of subdivision (M) below, call for redemption and retire on June  30, 1991 and on  each June 30 thereafter  to and including
    June 30, 2010 (so long as any shares of the Preferred Stock, 12.75% Series are outstanding) 50,000 shares of the Preferred Stock, 12.75% Series (or the number of the shares of the Preferred Stock, 12.75% Series then outstanding if less than 50,000), in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned
    or  declared.   No  redemption of  shares  of the  Preferred Stock,
    12.75% Series pursuant to subdivision (H) above or subdivision (K) or (L) below, or any purchase or other acquisition of any shares of the Preferred Stock, 12.75% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision





    (J).

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

    (L) In the event that the Corporation shall not exercise in full its option, pursuant to subdivision (K) above, to redeem up to 50,000 additional shares of the Preferred Stock, 12.75% Series on June 30, 1991 or on any June 30 thereafter to and including June 30, 2010 (each such date being hereinafter referred to as a "sinking fund date"), then each holder of shares of the Preferred Stock, 12.75% Series then outstanding may require the Corporation to redeem, and, subject to any applicable restrictions of law, the Corporation shall redeem, on such sinking fund date, in addition to shares then to be redeemed pursuant to subdivision (K) above, a number of shares of the Preferred Stock, 12.75% Series not greater than the additional number of whole shares of the Preferred Stock, 12.75% Series held by such holder that would have been redeemed if the Company had exercised in full its option to redeem such additional 50,000 shares of the Preferred Stock, 12.75% Series, at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared, which right to require redemption shall be noncumulative. To exercise its right to require redemption by the Corporation of such additional shares of Preferred Stock, 12.75% Series pursuant to this subdivision (L), a holder shall deliver notice in writing to the Corporation not less than 20 days prior to the applicable sinking fund date specifying the number of such shares to be so redeemed by the Corporation.





    (M) Shares of the Preferred Stock, 12.75% Series shall be called for redemption for the sinking fund as required by subdivision (J) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Board of Directors but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 12.75% Series annually commencing on June 30, 1991 for such sinking fund, pursuant to said subdivision (J), shall be cumulative. So long as any shares of the Preferred Stock, 12.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 12.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 12.75% Series), or issue any additional shares of Preferred Stock (other than in exchange for or registration of transfer of shares of Preferred Stock then outstanding), or voluntarily redeem or repurchase shares of Preferred Stock, unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, or at the date of such issuance, voluntary redemption or repurchase, no redemption required by subdivision (J) or (L) shall be in arrears.

    (N) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 12.75% Series pursuant to subdivision (H), (J) or (K) above, such redemption shall be made
    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 12.75% Series, provided that only whole shares shall be selected for redemption,





    and (ii) otherwise in the manner prescribed under the heading "General Provisions applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of
    Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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

    JOHN H. TERRY
    Senior Vice President,
    General Counsel and Secretary





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



    Albany, N.Y., May 2, 1985






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



    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]






    [CONFORMED COPY]                              Exhibit 3(a)(39)



    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION






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

    of





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

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision
    2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950





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

    III





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

    (B)  The dividend  rate of the Preferred Stock,  8.75% Series shall be  eight and three quarters percent (8.75%) per annum (computed on
    the  basis  of a  360-day  year  of  twelve  30-day months).    The
    dividends on each share of the Preferred Stock, 8.75% Series shall be cumulative from the date of the original issue thereof. So long as any shares of the Preferred Stock, 8.75% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 8.75% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any





    shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.75% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 8.75% Series shall have been fully paid, or declared and set apart for payment.

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
    (
    E)  The sum per share for the Preferred Stock, 8.75% Series payable
    to   the  holders   thereof  upon   the  involuntary   dissolution,
    liquidation or winding up of the Corporation shall be $25 per share





    plus an amount equal to the dividends accrued and unpaid on such share, whether or not earned or declared.

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

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 8.75% Series the Corporation will, subject to the provisions of the subdivision (J) below, call for redemption and retire on December 31, 1992 and on each December 31, thereafter to and including December 31, 1996 (so long as any shares of the Preferred Stock, 8.75% Series are outstanding) 600,000 shares of the Preferred Stock, 8.75% Series (or the number of the shares of the Preferred Stock, 8.75% Series then outstanding if less than 600,000), in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 8.75% Series pursuant to subdivision (F) above or subdivision (I) below shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).





    (I) The Corporation may, at its option, on December 31, 1992 and on each December 31 thereafter to and including December 31, 1996, redeem up to 600,000 shares of the Preferred Stock, 8.75% Series, or any lesser number of shares which shall constitute all of the shares of the Preferred Stock, 8.75% Series then outstanding, in addition to shares then to be redeemed for the sinking fund pursuant to subdivision (H) above, in each case at a redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares, whether or not earned or declared, which privilege and option so to redeem shall be non-cumulative.

    (J)   Shares of the Preferred  Stock, 8.75% Series  shall be called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series  of Preferred  Stock"  in paragraph  (5)  of Part  D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article  V  of the  1950  Certificate of  Amendment  and subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option  of the Corporation but  shall be subject  to any applicable
    restrictions  of  law.     Nevertheless,  the  obligations  of  the
    Corporation to redeem shares of the Preferred Stock, 8.75% Series annually commencing on December 31, 1992 for such sinking fund, pursuant to said subdivision (H), shall be cumulative. So long as
    any  shares  of   the  Preferred  Stock,  8.75%   Series  shall  be
    outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 8.75% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.75% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund requirement required by





    subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 8.75% Series, which it is required to retire on any such December 31, the deficit shall be made good on the first succeeding December 31 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 8.75% Series. Shares of the Preferred Stock, 8.75% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing December 31, dates.

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

    (M) The shares of the Preferred Stock, 8.75% Series shall be subject to (i) the consent set forth in the penultimate subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject, and (ii) the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on May 3, 1983 are so subject.





    IV

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.

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

    MARILYN A. GARROW
    Notary Public





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



    By the Commission,

    JOHN J. KELLIHER
    Secretary

    [SEAL OF THE COMMISSION]







    [CONFORMED COPY]                              Exhibit 3(a)(40)



    CERTIFICATE OF AMENDMENT


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    _________________________



    State of New York
    Department of State
    Filed June 1, 1987
    Tax--None
    Filing Fee--$60



    Dated: May 22, 1987





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


    III

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) to permit the dividend payment dates on future series of Preferred Stock to be a date or dates fixed by the Board of Directors with respect to each particular series rather than limited to the last day of March,





    June, September and December and (2) to expand the purpose clause and powers of the Corporation.

    IV

    The Certificate of Incorporation of the Corporation, as amended, is hereby amended so that Subparagraph (A) of Paragraph (5) of Part D of Article IV of the Corporation's Certificate of Incorporation, as amended, will be further amended to read as follows:

    "(A)   The holders of the  Preferred Stock of each  series shall be entitled to receive, but only when, as and if declared by the Board of Directors,  dividends at the rate  fixed for such  series and no
    more.   Such dividends shall  be payable on  a date or  dates which shall be  fixed by the Board  of Directors and shall  be cumulative
    from  such date  as may  be fixed  for the  series.   All dividends
    payable on Preferred Stock shall be fully paid, or declared and set apart for payment, before  any dividends on the Common  Stock shall be paid or set apart for payment so that if, for all dividend periods terminating on the same or an earlier date, dividends on all  outstanding shares of the  Preferred Stock at  the rates fixed for the respective series shall not have been paid or set apart for payment, the deficiency shall be fully paid or set apart for payment before any dividends shall be paid or set apart for payment on the Common  Stock.  Dividends in  full shall not be  paid or set apart for payment on the Preferred  Stock of any one series for any
    dividend  period  unless  dividends  in  full  have   been  or  are
    contemporaneously paid or  set apart for  payment on the  Preferred
    Stock  of all other series  for all dividend  periods in respect of
    such series terminating on the  same or an earlier date.   When the
    stated dividends are not paid in full on all series of the Preferred Stock in respect of any dividend period, the shares of all series having the  same dividend period shall share  ratably in the payment of dividends, including accumulations, if any, based on the dividends which would be payable on said shares if all dividends in respect of such series were paid in full. A 'dividend period' is the period between any two consecutive dividend payment dates, excluding the first of such dates, as fixed for the series
    to which a  share or shares  shall belong.   Accruals of  dividends





    shall not bear interest. With respect to all series of Preferred Stock outstanding in May 5, 1987, dividends shall continue to be paid on the last day of March, June, September and December in each year."

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

    In addition to any and all activities comprehended within the foregoing paragraph, the Corporation shall have the power:

    (i) to engage in any business or operation incidental to any business above referred to; to conduct contracting and engineering
    operations;   to   search   for,   create,   prospect,   construct,
    manufacture, purchase, hold, lease, develop, operate, treat, use, transport, sell, mortgage, pledge, import, export and otherwise acquire and dispose of and deal in and with properties and rights, of whatever character and wherever situated, real and personal, tangible and intangible, as may be necessary for or incidental to the purposes aforesaid or in connection with any similar or related business, including lands, mines, minerals, buildings, plants,
    equipment,    warehouses,    materials,   products,    merchandise,
    securities,  choses  in   action,  inventions,  secrets,   patents,
    trademarks and goodwill; to make contracts; to borrow money, contract debts and issue notes, bonds and other obligations, either secured or unsecured; to acquire, by purchase, subscription or otherwise, and to hold and dispose of, all or any part of the stock, bonds and (or) other obligations of any corporation or association, domestic or foreign, and to pay, issue or assign, in consideration or part consideration therefor, cash or the stock, bonds or other obligations of this Corporation or any other lawful





    consideration; to purchase or otherwise acquire and to hold and dispose of the stock, bonds and other obligations of this Corporation or any other corporation or business or not-for-profit entity, provided that this Corporation's capital be not impaired by any such acquisition of its own stock; to guarantee the stock, bonds or other obligations of, to lend money to and otherwise to assist any corporation, association or other business or not-for-profit entity, whose stock (or its equivalent), bonds or other obligations or any part thereof may be acquired, held or disposed of by this Corporation, or in which this Corporation may be otherwise interested in any way, and to do all things for the protection or improvement of such stock, bonds or other obligations; to purchase or otherwise acquire, from any person or persons, corporation or corporations, and to hold, manage, conduct and dispose of, all or any part of their respective properties and businesses of any character aforesaid, including all or any part of the estate, property, rights, privileges and franchises of any of or all such corporations or associations, and to assume all or any part of the obligations thereof or incident thereto, and to pay, issue or assign, in consideration or part consideration therefor, cash or the stock, bonds or other obligations of this Corporation or any other lawful consideration and generally to do any and all things, not contrary to law, necessary or convenient for or in connection with the purposes aforesaid; and



    (ii) to carry on any other lawful business and to do any and everything necessary, suitable, convenient or proper for the accomplishment of any of the purposes or the attainment of any or all of the objects hereinbefore enumerated or incidental to the powers herein named or for the enhancement of the value of the property of this Corporation or which shall at any time appear conducive thereto or expedient.

    The  purposes above stated are intended as both objects and powers;
    and no part of such statements is intended to be limited or restricted in any way by inference from any other part, or otherwise except as expressly stated; nor are such statements





    intended to limit or restrict in any way general powers which the Corporation may have under the present or future laws of the State of New York; but, anything herein to the contrary notwithstanding, the Corporation shall not have power to do anything at any time not then permitted by law to be done by a corporation organized under the Business Corporation Law, the Transportation Corporations Law or any similar or successor statute."

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

    s/  HAROLD J. BOGAN
    Harold J. Bogan





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






    [CONFORMED COPY]                              Exhibit 3(a)(41)





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




    ______________________

    Dated:  July 16, 1987


    LeBOEUF, LAMB, LEIBY & MacRAE
    520 Madison Avenue
    New York, New York 10022

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law

    ____________________

    Pursuant  to   the  provisions  of  Section  805  of  the  BUSINESS
    CORPORATION LAW, the undersigned, being a Senior Vice President and





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

    In accordance with  the provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General  Provisions
    Applicable  to  All  Series  of   Preferred  Stock",  of  the  1950
    Certificate of Consolidation the holders of record of at least a majority of the total number of votes represented by the shares of
    Preferred  Stock  of  all   series  then  outstanding  adopted  the
    following  resolution at a meeting called for that purpose and held





    on  May 3,  1983 in  the manner  prescribed by  the By-Laws  of the
    Corporation:

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

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-fourth additional series of Preferred
    Stock, to consist of 1,000,000 shares of the par value of $25.00 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25.00 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as Paragraph
    (4X) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 8.70% Series

    (4X) The number, designations, relative rights, preference sand limitations of the twenty-fourth additional series of the Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A)    The  number  of   shares  to  constitute  the  twenty-fourth





    additional series shall be 1,000,000 shares and the designation of such series shall be "Preferred Stock, 8.70% Series".

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

    (D)  The  cash sum per  outstanding share for the  Preferred Stock,





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

    If Paid During
    the Twelve
    Months                                       Optional Redemption
    Ended June 30                                  Price Per Share





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

    (H) As a sinking fund with respect to the outstanding shares of the Preferred Stock, 8.70% Series the Corporation will, subject to the provisions of Subdivision (J) below, call for redemption and retire on June 30, 1993 and on each June 30 thereafter to and including June 30, 1996 (so long as any shares of the Preferred Stock, 8.70% Series are outstanding) 200,000 shares of the Preferred Stock, 8.70% Series (or the number of the shares of the Preferred Stock, 8.70% Series then outstanding if less than
    200,000) and on June 30, 1997 the balance of the shares of Preferred Stock, 8.70% Series then outstanding, in each case at a cash redemption price of $25.00 per share, plus an amount in cash equal to the dividends accrued and unpaid on such shares to the date of payment, whether or not earned or declared. No redemption of shares of the Preferred Stock, 8.70% Series pursuant to Subdivision (F) above or Subdivision (I) below, nor any purchase or other acquisition of any shares of the Preferred Stock, 8.70% Series by the Corporation, shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this Subdivision (H).

    (I) The Corporation may, at its option, on June 30, 1993 and on each June 30 thereafter to and including June 30, 1996, redeem up to 200,000 shares of the Preferred Stock, 8.70% Series in addition to shares then to be redeemed for the sinking fund pursuant to Subdivision (H) above, in each case at a cash redemption price of $25.00 per share, plus an amount in cash equal to the dividends accrued and unpaid on such shares to the date of payment, whether or not earned or declared, which privilege and option so to redeem shall be noncumulative.





    (J) Shares of the Preferred Stock, 8.70% Series shall be called for redemption for the sinking fund as required by Subdivision (H) above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments. Such redemption shall be mandatory and not at the option of the Corporation but shall be subject to any applicable restrictions of law. Nevertheless, the obligations of the Corporation to redeem shares of the Preferred Stock, 8.70% Series annually commencing on June 30, 1993 for such sinking fund, pursuant to said Subdivision (H), shall be cumulative, whether or not funds of the Corporation are legally available to redeem such shares. So long as any shares of the Preferred Stock, 8.70% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 8.70% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 8.70% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund requirement required by Subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 8.70% Series, which it is required to retire on any such June 30, the deficit shall be made good on the first succeeding June 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 8.70% Series.

    (K) In every case of redemption of less than all of the outstanding shares of Preferred Stock, 8.70% Series pursuant to Subdivisions (F), (H) or (I) above, such redemption shall be made





    (i) pro rata according to the numbers of shares held by each holder of the then outstanding shares of Preferred Stock, 8.70% Series, provided that only whole shares shall be selected for redemption, and not by lot, and (ii) otherwise in the manner prescribed under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.

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

    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 22nd day of July, 1987.





    s/ JOHN M. HAYNES
    John M. Haynes
    Senior Vice President

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


    [CONFORMED COPY]                              Exhibit 3(a)(42)






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

    CERTIFICATE OF AMENDMENT





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

    III

    The Certificate of Incorporation, as heretofore amended, is hereby further amended to effect changes authorized by Section 801(b) of the Business Corporation Law, to wit: (1) to limit the personal liability of Directors in certain circumstances, (2) to institute
    "fair price" provisions relating to certain business combinations and restrict future amendments of such provisions, (3) to institute provisions concerning the classification, number, term and removal of Directors and restrict future amendments of such provisions and
    (4) to eliminate  cumulative voting by common  shareholders for the





    election of the Board of Directors and restrict future amendments of such provision.

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

    A.(1) In addition to any affirmative vote required by law or this Certificate of Incorporation and except as otherwise expressly





    provided in paragraph B of this Article IVA:

    (A) any merger, consolidation or binding share exchange of the Corporation or any Subsidiary with (i) any Interested Shareholder or (ii) any other person (whether or not itself an Interested
    Shareholder) which is, or after such merger, consolidation or binding share exchange would be, an Affiliate of an Interested Shareholder; or

    (B) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of assets of the Corporation or any Subsidiary having an aggregate Fair Market Value of $5,000,000 or more; or

    (C) the issuance or transfer by the Corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the Corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $5,000,000 or more, other than the issuance of securities upon the conversion of convertible securities of the Corporation or any Subsidiary which were not acquired by such Interested Shareholder (or such Affiliate) from the Corporation or a Subsidiary; or

    (D) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Shareholder or any Affiliate of any Interested Shareholder; or

    (E) any transaction involving the Corporation or any Subsidiary (whether or not with or into or otherwise involving an Interested
    Shareholder),    and    including,    without    limitation,    any
    reclassification of securities (including any reverse stock split), or recapitalization or reorganization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any self tender offer for or repurchase of securities of the Corporation by the Corporation or any Subsidiary





    or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder), which in any such case has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity securities or securities convertible into equity securities of the Corporation or any Subsidiary which is directly or indirectly beneficially owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

    shall require the affirmative vote of the holders of at least 75 percent of the combined voting power of the then outstanding shares of the Voting Stock, in each case voting together as a single class (it being understood that for purposes of this Article IVA each share of the Voting Stock shall have the number of votes granted to it pursuant to Article IV of this Certificate of Incorporation or any designation of the rights, powers and preferences of any class or series of Preferred or Preference Stock made pursuant to said
    Article IV (a "Preferred or Preference Stock Designation")), which vote shall include the affirmative vote of at least two-thirds (2/3) of the combined voting power of the outstanding shares of Voting Stock held by shareholders other than the Interested
    Shareholder. Such affirmative vote shall be required notwithstanding any provision of law or any other provision of this Certificate of Incorporation or any agreement with any national securities exchange or otherwise which might permit a lesser vote or no vote and in addition to any affirmative vote required of the holders of any class or series of Voting Stock pursuant to law, this Certificate of Incorporation or any Preferred or Preference Stock Designation.

    (2) The term "Business Combination" as used in this Article IVA shall mean any transaction that is referred to in any one or more clauses (A) through (E) of paragraph A.(1) of this Article IVA.

    B. The provisions of paragraph A.(1) of this Article IVA shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as may be required by law, any other provision of this Certificate of Incorporation, any Preferred or Preference Stock Designation and





    any agreement with any national securities exchange, if, in the case of a Business Combination that does not involve any cash or other consideration being received by the shareholders of the Corporation, solely in their respective capacities as shareholders of the Corporation, the condition specified in the following paragraph (1) is met, or, in the case of any other Business Combination, the conditions specified in the following paragraph
    (1) or the conditions specified in the following paragraph (2) are met:

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

    (iii) the  amount which bears  the same percentage  relationship to





    the Fair Market Value of the Common Stock on the Announcement Date as the highest per share price determined in (2)(A)(i) above bears to the Fair Market Value of the Common Stock on the date of the commencement of the acquisition of the Common Stock by such Interested Shareholder; and

    (B) the aggregate amount of the cash and the Fair Market Value as of the Consummation Date of any consideration other than cash to be received per share by holders of the shares of any class or series of Voting Stock (other than Common Stock) shall be at least equal to the highest of the following (it being intended that the requirements of this clause (2)(B) shall be required to be met with respect to every class and series of such outstanding Voting Stock, whether or not the Interested Shareholder has previously acquired any shares of a particular class or series of Voting Stock):

    (i) if applicable, the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid in order to acquire any shares of such class or series of Voting Stock beneficially owned by the Interested Shareholder which were acquired beneficially by such Interested Shareholder (x) within the two-year period immediately prior to the Announcement Date or (y) in the transaction in which it became an Interested Shareholder, whichever is higher; or


    (ii) if applicable, the highest preferential amount per share to which the holders of shares of such class or series of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation; or

    (iii) the Fair Market Value per share of such class or series of Voting Stock on the Announcement Date or the Determination Date, whichever is higher; or

    (iv) the amount which  bears the same percentage to the Fair Market
    Value of such  class or series of Voting Stock  on the Announcement
    Date as the highest per share price in (2)(B)(i) above bears to the Fair Market Value of such Voting Stock on the date of the





    commencement of the acquisition of such Voting Stock by such Interested Shareholder; and

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

    (i)  such   Interested  Shareholder  shall  not   have  become  the
    beneficial owner of any additional shares of Voting Stock of the Corporation, except as part of the transaction in which it became an Interested Shareholder or upon conversion of convertible securities acquired by it prior to becoming an Interested Shareholder or a result of a pro rata stock dividend or stock split; and

    (ii) such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or tax credits or other tax advantages provided by the Corporation or any Subsidiary, whether in anticipation of or in connection with such Business Combination or otherwise; and

    (iii) such Interested Shareholder shall not have caused any material change in the Corporation's business or capital structure,





    including, without limitation, the issuance of shares of capital stock of the Corporation to any third party; and

    (iv) there shall have been (x) no failure to declare and pay at the regular date therefor the full amount of dividends (whether or not cumulative) on any outstanding Preferred or Preference Stock except as approved by a majority of the Disinterested Directors, (y) no reduction in the annual rate of dividends paid on Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Disinterested Directors and (z) an increase in such annual rate of dividends (as necessary to prevent any such reduction) in the event of any reclassification (including any reverse stock split), recapitalization, reorganization, self tender offer or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate was approved by a majority of the Disinterested Directors; and

    (E) a proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules and regulations), whether or not the Corporation is then subject to such requirements, shall  be mailed  by and at  the expense of  the
    Interested  Shareholder   at  least   thirty  days  prior   to  the
    Consummation Date of such Business Combination to the public shareholders of the Corporation (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions),  and shall contain at  the front thereof in a prominent place (i) any recommendations as to the advisability
    (or   inadvisability)  of   the  Business  Combination   which  the
    Disinterested Directors, if any, may choose to state, and (ii) the opinion of a reputable national investment banking firm as to the fairness (or not) of such Business Combination from the point of view of the remaining public shareholders of the Corporation (such investment banking firm to be engaged solely on behalf of the remaining public shareholders, to be paid a reasonable fee for their services by the Corporation upon receipt of such opinion, to





    be unaffiliated with such Interested Shareholder, and, if there are at the time any Disinterested Directors, to be selected by a majority of the Disinterested Directors).

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

    (2) "Interested Shareholder" shall mean any person (other than the Corporation or any Subsidiary or any employee benefit plan of the Corporation or any Subsidiary) who or which:

    (A) is the beneficial owner, directly or indirectly, of more than 10 percent of the combined voting power of the then outstanding shares of Voting Stock; or

    (B) is an Affiliate of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10 percent or more of the combined voting power of the then outstanding shares of Voting Stock; or

    (C) is an assignee of or has otherwise succeeded to the beneficial ownership of any shares of Voting Stock that were at any time within the two-year period immediately prior to the date in question beneficially owned by an Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

    (3)  A person shall be a "beneficial owner" of any Voting Stock:

    (A) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; or

    (B) which such  person or any  of its Affiliates or  Associates has





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

    (6) "Subsidiary" shall mean any company more than 50 percent of whose outstanding equity securities having ordinary voting power in the election of directors is owned, directly or indirectly, by the Corporation or by a Subsidiary or by the Corporation and one or more Subsidiaries; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph C.(2) of this Article IVA, the term "Subsidiary" shall mean only a company of which a majority of each class or series of capital stock entitled to vote generally in the election of directors of such company is owned, directly or indirectly, by the Corporation.





    (7) "Disinterested Director" shall mean any member of the Board of Directors of the Corporation who is unaffiliated with, and not a nominee of, the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Disinterested Director who is unaffiliated with, and not a nominee of, the Interested Shareholder and who is recommended to succeed a Disinterested Director by a majority of Disinterested Directors then on the Board of Directors.

    (8) "Fair Market Value" shall mean (1) in the case of stock, the highest closing sale price during the 30-day period commencing on the 40th day preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the New York Stock Exchange-Composite Tape, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing sale price or bid quotation with respect to a share of such stock during the 30-day period commencing on the 40th day preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Disinterested Directors in good faith; and (2) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a majority of the Disinterested Directors in good faith.

    (9) In the event of any Business Combination in which the Corporation survives, the phrase "any consideration other than cash to be received" as used in paragraph B.(2)(A) and (B) of this
    Article IVA shall include the shares of Common Stock and/or the shares of any other class or series of outstanding Voting Stock retained by the holders of such shares.

    (10) "Announcement Date" shall mean the date of first public announcement of the proposed Business Combination.





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


    (5) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $5,000,000 or more; and

    (6) such other matters with respect to which a determination is required under this Article IVA. The good faith determination of a majority of the Disinterested Directors on such matters shall be conclusive and binding for all purposes of this Article IVA.





    E. Nothing contained in this Article IVA shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

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

    "VII. A.  (1) Except as  otherwise fixed pursuant to  Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to
    elect  directors  under  specified  circumstances,  the  Board   of
    Directors shall consist of not less than nine (9) or more than twenty-one (21) persons, the exact number (i) to be fifteen (15)





    persons upon adoption of this Article VII, subject to change exclusively by the Board of Directors as provided in this paragraph A.(1), and (ii) if to be changed from fifteen (15) persons to some other number not less than nine (9) or more than twenty-one (21) persons subsequent to adoption of this Article VII, to be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption).  At the  annual meeting of the shareholders of the Corporation at which this Article VII is adopted, the directors shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, as shall be provided in the manner specified in the By-Laws, one class to hold office initially for  a term expiring  at the annual  meeting of  shareholders to be held in 1989, another class to hold office initially for a term expiring at the annual meeting of shareholders to be held in 1990, and another class to hold office  initially for a term expiring  at the annual meeting of shareholders to be held in 1991, with the members of each class to hold office until their successors are
    elected and qualified.   At each annual meeting of  shareholders of
    the Corporation following the annual meeting of shareholders of the Corporation at which this Article VII is adopted, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. All directors elected in connection with any election of directors by holders of Preferred Stock, by holders of Preferred and Preference Stock, or by holders of Preference Stock at any time when directors elected by  holders of Preferred Stock  are serving, shall hold office until the next annual meeting of shareholders and until their successors have been elected and qualified or until any special meeting of shareholders prior thereto held by virtue of any termination of the rights of holders of Preferred Stock to elect
    directors.   At any such special meeting of shareholders, the Board
    of Directors shall again become classified, on a basis consistent with that provided in the second preceding sentence, provided, that any directors entitled to be elected by holders of Preference Stock





    shall be elected to the class whose term expires at the next annual meeting and such rights of holders of Preference Stock to elect directors shall continue to apply, so long as they continue in effect, to directors of that class. The same procedure as set forth in the foregoing proviso shall also apply in connection with any meeting of shareholders at which holders of Preference Stock are entitled to elect directors under circumstances where no members of the existing Board of Directors have been elected by holders of Preferred Stock. The election of directors need not be by ballot.

    (2) Except as otherwise fixed pursuant to the provisions of Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to elect directors under specified circumstances, if the office of any director becomes vacant for any reason, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may choose a successor who, to the extent required by New York law, shall hold office until the next annual meeting of shareholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director shall hold office for the full unexpired term of the director whose seat he is filling, or any such vacancy in the board of directors may be filled by the stockholders entitled to vote at any meeting of stockholders, notice of which stockholders' meeting shall have referred to the proposed election. Except as otherwise fixed pursuant to the provisions of Article IV of this Certificate of Incorporation relating to the rights of the holders of any class or series of Preferred or Preference Stock having a preference over the Common Stock as to dividends or to elect directors under specified circumstances, in the event of an increase in the number of directors pursuant to paragraph A.(1) of this Article VII, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may elect the additional director or directors who, to the extent required by New York law, shall hold office until the next annual meeting of shareholders at





    which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director or directors shall hold office for the full unexpired term of the class of directors to which such director or directors is elected, or any such director or directors may be elected by the stockholders' meeting shall have referred to the proposed election. No decrease in the number of authorized directors constituting the entire Board of Directors shall shorten the term of any incumbent director.

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

    (2) The term "Preferred or Preference Stock Designation" shall mean any designation of the rights, powers and preferences of any class





    or series of the Preferred or Preference Stock of the Corporation made pursuant to Article IV of the Certificate of Incorporation of the Corporation."

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

    "(D) The respective shares of the Common Stock shall entitle the holders thereof to one vote for each share of such Common Stock held by them.





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

    /s/ JOHN J. HENNIGAN





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






    [CONFORMED COPY]                              Exhibit 3(a)(43)






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

    __________________





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

    "IV. A.  The total number of shares  which the Corporation may have





    is 181,000,000, of which 3,400,000 are to have a par value of $100 each, 27,600,000 are to have a par value of $25 each and 150,000,000 are to have a par value of $1 each."

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

    VII.

    The Certificate of Incorporation of the Corporation, as amended, is hereby further amended so that Section (b) of Subdivision (E) of Paragraph (7) of Part D of Article IV will be further amended to read as follows:






    "(b) Issue any shares of Preference Stock entitled to payment of an amount per share upon involuntary dissolution, liquidation, or winding up of the Corporation in excess of $25 per share plus an amount equal to the dividends accrued and unpaid thereof, whether or not earned or declared;"

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

    [CORPORATE SEAL]
    STATE OF NEW YORK        )
    COUNTY OF ONONDAGA    ) ss.:






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

    /s/ MARILYN A. GARROW
    Notary Public

    Marilyn A. Garrow
    Notary Public in the State of New York
    Qualified in Onondaga Co. No. 4684763
    My Commission Expires March 30, 1992





    [CONFORMED COPY]                              Exhibit 3(a)(44)



    CERTIFICATE OF AMENDMENT


    of the





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



    _________________

    State of New York
    Department of State
    Filed: October 18, 1991
    Tax: $ None
    By PJC
    ONONDAGA



    Dated: October 17, 1991




    WINTHROP, STIMSON, PUTNAM & ROBERTS
    One Battery Park Plaza
    New York, New York 10004-1490

    CERTIFICATE OF AMENDMENT
    of the
    CERTIFICATE OF INCORPORATION
    of
    NIAGARA MOHAWK POWER CORPORATION
    Under Section 805 of the Business Corporation Law





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

    In accordance with the  provisions of Subdivision (E)  of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation of the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:





    "Resolved, that consent be and it hereby is given to the issue by the Corporation of unsecured indebtedness in a total principal amount not exceeding at any one time outstanding $50,000,000 over and above the principal amount of unsecured indebtedness otherwise permitted by the provisions of Subdivision (E) of Paragraph (5) of Part D of Article IV of the Certificate of Consolidation of the Corporation filed January 5, 1950."


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

    Particular Provisions Applicable to Preferred Stock, 7.85% Series

    (4Y) The number, designation, relative rights, preferences and limitations of the twenty-fifth additional series of Preferred Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "General Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twenty-fifth additional series shall be 914,005 shares and the designation of such series shall be "Preferred Stock, 7.85% Series".





    (B) The dividend rate of the Preferred Stock, 7.85% Series shall be seven and eighty-five one-hundredths percent (7.85%) per annum of the par value thereof (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 7.85% Series shall be cumulative from the date of the original issue thereof and shall be payable on the last day of March, June, September and December, commencing December 31, 1991. So long as any shares of the Preferred Stock, 7.85% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 7.85% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.85% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 7.85% Series shall have been fully paid, or declared and set apart for payment.


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

    (E)    The sum  per  share for  the  Preferred Stock,  7.85% Series





    payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25.00 per share plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

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

    (H) As a sinking fund with respect to the shares of the Preferred Stock, 7.85% Series the Corporation will, subject to the provisions of subdivision (J) below, call for redemption and retire on September 30, 1997 and on each September 30 thereafter to and including September 30, 2001 (so long as any shares of the Preferred Stock, 7.85% Series are outstanding) 182,801 shares of the Preferred Stock, 7.85% Series (or the number of the shares of the Preferred Stock, 7.85% Series then outstanding if less than





    182,801) in each case at a redemption price of $25.00 per share, plus an amount equal to the dividends accumulated and unpaid on such shares, whether or not earned or declared. No redemption of shares of the Preferred Stock, 7.85% Series pursuant to subdivision
    (F) above or subdivision (I) below shall constitute a retirement of such shares in lieu of or as a credit against any sinking fund retirement required by this subdivision (H).

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

    (J)  Shares  of the Preferred Stock,  7.85% Series shall be  called for  redemption for the sinking fund as required by subdivision (H)
    above in the manner prescribed for redemption of shares of Preferred Stock under the heading "General Provisions Applicable to
    All  Series  of Preferred  Stock" in  Paragraph  (5) of  Part  D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V  of  the 1950  Certificate  of Amendment  and  subsequent
    amendments.   Such  redemption shall  be mandatory  and not  at the
    option  of the Corporation but  shall be subject  to any applicable
    restrictions  of  law.    Nevertheless, the    obligations  of  the
    Corporation to redeem shares of the Preferred Stock, 7.85% Series annually commencing on September 30, 1997 for such sinking fund,
    pursuant to said subdivision (H), shall be cumulative.   So long as
    any   shares  of  the  Preferred   Stock,  7.85%  Series  shall  be
    outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to, or pari passu with, the Preferred Stock, 7.85% Series or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other





    retirement of any shares of Common Stock or other such junior or pari passu stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 7.85% Series), unless at the date of declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, no sinking fund retirement required by subdivision (H) shall be in arrears. If the Corporation shall be prevented for any reason from redeeming the number of shares of Preferred Stock, 7.85% Series, which it is required to retire on any such September 30, the deficit shall be made good on the first succeeding September 30 on which the Corporation shall not be prevented from redeeming such shares of Preferred Stock, 7.85% Series. Shares of the Preferred Stock, 7.85% Series, purchased by the Corporation may be applied to satisfy the sinking fund on one or more of the foregoing September 30 dates.

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

    (M)   The Shares  of  the Preferred  Stock, 7.85%  Series shall  be





    subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

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

    /s/ JOHN W. POWERS
    John W. Powers
    Senior Vice President--Finance





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

    By the Commission,


    By       /s/ John J. Kelliher
    Secretary





    [SEAL OF THE COMMISSION]





    CERTIFICATE OF AMENDMENT                      Exhibit 3(a)(45)


    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law


    __________________


    State of New York
    Department of State
    Filed: May 5, 1994
    Tax:  $17,500.00
    By JCC
    ONONDAGA



    Dated: May 4, 1994





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

    III.

    The Certificate of Incorporation as heretofore amended is hereby further amended to effect changes authorized by Section 801 (b)(7)





    of the Business Corporation Law, to wit: to increase the aggregate number of shares of Common Stock of the par value of $1 per share which the Corporation shall have the authority to issue by an additional 35,000,000 shares of such Common Stock, so that the authorized shares of capital stock shall consist of 3,400,000 shares of Preferred Stock with a par value of $100 each, 19,600,000 shares of Preferred Stock with a par value of $25 each, 8,000,000 shares of Preference Stock with a par value of $25 each and 185,000,000 shares of Common Stock with a par value of $1 each.

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

    V.

    The stated capital of the Corporation will not be affected by this Amendment to the Certificate of Incorporation of the Corporation.





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

    By _________________________
    Paul J. Kaleta
    Vice President - Law and
    General Counsel


    By ________________________
    Harold J. Bogan
    Secretary
    [Corporate Seal]

    STATE OF NEW YORK   )
                        : ss.:
    COUNTY OF ONONDAGA  )

    Paul J. Kaleta, being duly sworn, deposes and says that he is Vice President - Law and General Counsel of Niagara Mohawk Power
    Corporation,  the  corporation  named   in  and  described  in  the
    foregoing Certificate, that he has  read and executed the foregoing





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


    Notary Public




    [CONFORMED COPY]                              Exhibit 3(a)(46)



    CERTIFICATE OF AMENDMENT






    of the


    CERTIFICATE OF INCORPORATION


    of


    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law

    __________

    State of New York
    Department of State
    Filed:  August 5, 1994
    Tax: #None

    Dated August 4, 1994



    WINTHROP, STIMSON, PUTNAM & ROBERTS
    One Battery Park Plaza
    New York, New York  10004-1490




    CERTIFICATE OF AMENDMENT

    of the

    CERTIFICATE OF INCORPORATION

    of





    NIAGARA MOHAWK POWER CORPORATION

    Under Section 805 of the Business Corporation Law
    ____________


    Pursuant to the provisions of Section 805 of the BUSINESS CORPORATION LAW, the undersigned, being the Vice President-Treasurer and the Assistant Secretary of NIAGARA MOHAWK POWER CORPORATION, hereby certify:

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

    Pursuant to Sections 26-a and 36 of the Stock Corporation Law, a Certificate of Amendment was filed in the Department of State on January 5, 1950 to effect certain changes authorized in subdivision
    2 of Section 35 of the Stock Corporation Law. Said Certificate of Amendment is hereinafter sometimes referred to as the "1950





    Certificate of Amendment".

    In accordance with  the provisions of Subdivision  (E) of Paragraph
    (5) of Part D of Article IV, under the heading "General Provisions Applicable to All Series of Preferred Stock", of the 1950 Certificate of Consolidation, the holders of record of at least a majority of the total number of shares of Preferred Stock of all series then outstanding adopted the following resolution at a meeting called for that purpose and held on December 5, 1956 in the manner prescribed by the By-Laws of the Corporation:

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


    III.

    The Certificate of Incorporation, as heretofore amended, is hereby further amended by the addition of the following provisions stating the number, designation, relative rights, preferences, and limitations of a twenty-sixth additional series of Preferred Stock, to consist of 6,000,000 shares of the par value of $25 per share of the authorized 19,600,000 shares of Preferred Stock of the Corporation of the par value of $25 per share, as fixed by the Board of Directors of the Corporation before the issuance of such series, such provisions so added to be designated as paragraph (4Z) (of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) and to read as follows:

    Particular Provisions Applicable to Preferred Stock, 9-1/2% Series

    (4Z) The number, designation, relative rights, preferences and limitations of the twenty-sixth additional series of Preferred





    Stock of the Corporation as fixed by the Board of Directors (in addition to those set forth under the heading "Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments) are as follows:

    (A) The number of shares to constitute the twenty-sixth series shall be 6,000,000 shares and the designation of such series shall be "Preferred Stock, 9-1/2% Series".

    (B) The dividend rate of the Preferred Stock, 9-1/2% Series shall be nine and fifty one-hundredths percent (9-1/2%) per annum of the par value thereof (computed on the basis of a 360-day year of twelve 30-day months). The dividends on each share of the Preferred Stock, 9-1/2% Series shall be cumulative from the date of the original issue thereof and shall be payable on the last day of March, June, September and December, commencing December 31, 1994. So long as any shares of the Preferred Stock, 9-1/2% Series shall be outstanding, the Corporation shall not declare any dividend on the Common Stock or any other stock ranking as to dividends or assets junior to the Preferred Stock, 9-1/2% Series, or make any payment on account of, or set apart money for a sinking or other analogous fund for, the purchase, redemption or other retirement of any shares of Common Stock or other such junior stock, or make any distribution in respect thereof, either directly or indirectly, and whether in cash or property or in obligations or stock of the Corporation (other than stock ranking as to dividends and assets junior to the Preferred Stock, 9-1/2% Series), unless at the date of such declaration in the case of any such dividend, or at the date of any such other payment, setting apart or distribution, all dividends payable on the Preferred Stock, 9-1/2% Series shall have been fully paid, or declared and set apart for payment.

    (C) Except as provided under the heading "Provisions Applicable to All Series of Preferred Stock" in Paragraph (5) of Part D of
    Article IV of the  1950 Certificate of Consolidation as  amended by
    Article V of the 1950 Certificate of Amendment and subsequent amendments, the Preferred Stock, 9-1/2% Series shall have no voting





    rights whatsoever.

    (D) The sum per share for the Preferred Stock, 9-1/2% Series payable to the holders thereof upon the voluntary dissolution, liquidation or winding up of the Corporation shall be $25 per share, plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

    (E) The sum per share for the Preferred Stock, 9-1/2% Series payable to the holders thereof upon the involuntary dissolution, liquidation or winding up of the Corporation shall be $25 per share, plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

    (F) The shares of the Preferred Stock, 9-1/2% Series shall be redeemable at the option of the Board of Directors of the Corporation, either as a whole or in part, at any time on or after September 30, 1999 at the redemption price of $25 per share, plus an amount equal to the dividends accumulated and unpaid on such share to the date of payment, whether or not earned or declared.

    (G) The shares of the Preferred Stock, 9-1/2% Series shall be exchangeable on a share for share basis for other shares of Preferred Stock, 9-1/2% Series, but shall not be convertible into or exchangeable for other securities of the Corporation.

    (H) In every case of the redemption of less than all of the outstanding shares of Preferred Stock, 9-1/2% Series pursuant to subdivision (F), above, the shares to be redeemed shall be chosen by lot, in any manner deemed appropriate by the transfer agent of the Preferred Stock, 9-1/2% Series, and such redemption shall otherwise be in the manner prescribed under the heading "Provisions Applicable to All Series Preferred Stock" in Paragraph (5) of Part D of Article IV of the 1950 Certificate of Consolidation as amended by Article V of the 1950 Certificate of Amendment and subsequent amendments.





    (I) Shares of Preferred Stock, 9-1/2% Series redeemed, purchased or otherwise acquired by the Corporation shall be cancelled and restored to the status of authorized but unissued shares of Preferred Stock of the par value $25 per share without serial designation and may be reissued by the Corporation from time to time as Preferred Stock of any other series of the par value of $25 per share as may be fixed from time to time by the Board of Directors.

    (J) The shares of the Preferred Stock, 9-1/2% Series shall be subject to the consent set forth in the last subparagraph of Paragraph II of this Certificate to the same extent and with the same effect as all series of Preferred Stock outstanding on December 5, 1956 are so subject.

    IV.

    The amendments of the Certificate of Incorporation effected by this Certificate were authorized by action of the Board of Directors of the Corporation, pursuant to Section 502 of the Business Corporation Law.


    IN WITNESS WHEREOF, we have made and subscribed this Certificate this 4th day of August, 1994.



    By     /s/ Arthur W. Roos
    ARTHUR W. ROOS
    Vice President-Treasurer

    By     /s/ Kapua Rice
    KAPUA RICE
    Assistant Secretary

    [Corporate Seal]





    STATE OF NEW YORK   )
                             : ss.:
    COUNTY OF ONONDAGA  )


    ARTHUR W. ROOS. being duly sworn, deposes and says that he is Vice President-Treasurer of Niagara Mohawk Power Corporation, the corporation named in and described in the foregoing Certificate, that he has read and executed the foregoing Certificate and knows the contents thereof and that the statements contained therein are true.




       /s/ Arthur W. Roos
      ARTHUR W. ROOS
    Vice President-Treasurer



    Sworn to before me this
    4th day of August, 1994.


       /s/ Bonnie E. Phillips
         Notary Public



    STATE OF NEW YORK
    PUBLIC SERVICE COMMISSION


    Albany, N.Y., August 5, 1994


    CASE 93-M-0981  - Petition of  Niagara Mohawk Power  Corporation to
    Issue and  Sell Long-term  Debt, Preferred  Stock and  Common Stock





    Pursuant to a Multi-year Financing Plan and to Negotiate a Revolving Credit Agreement.

    *  *  *  *

    The Public Service Commission hereby consents to and approves this CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF INCORPORATION OF NIAGARA MOHAWK POWER CORPORATION UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW, executed August 5, 1994, in accordance with the order of the Public Service Commission issued and effective May 16, 1994.


    By the Commission,



    By  /s/ William F. Barnes
      William F. Barnes
      Deputy Secretary

          1                                                Exhibit 3(b)


    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950

    (As December 8, 1994)

    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950


    (As Amended December 8, 1994)


    Index


                                 Page                           Page
    Additional Officers             9       Officers            7,8,9
    Adjournments                    2       Place of Meeting        2
    Amendments                     13       President               7
    Annual Meeting                  1       Procedure          2,5,13
    Assistant Officers            8,9       Proxies                 3
    Audit Committee                 6       Quorum                2,5
    Bonds                           9       Record Date            11
    Certificates                   11       Registrar              11
    Chairman of the Board           7       Resignations            4
    Committees                    5,6       Scrip                  12
    Compensation                  4,9       Secretary               8
    Controller                      8       Special Meetings      1,2
    Corporate Charter               1       Stock               11,12
    Corporate Seal                 13       Stock Certificates     11
    Directors                       3       Stock Transfers        11
    Directors' Meetings           4,5       Stockholders' Meetings  1
    Executive Committee             6       Terms of Office         7
    Finance Committee               6       Transfer Agent         11
    Finances                       12       Transfers of Stock     11
    Fiscal Year                    12       Treasurer             8,9
    General Provisions             12       Vacancies               4
    Indemnification; Insurance   9,10       Vice Presidents       7,8
    Inspectors of Election          3       Voting                2,3
    Lost Stock                     12       Waiver of Notice        5
    Notices of Meetings           2,5
    /TABLE

    This Index does not constitute part of the By-Laws or have any bearing upon the interpretation of their terms and provisions.

    BY-LAWS OF NIAGARA MOHAWK POWER CORPORATION

    ARTICLE I

    BY-LAWS SUPPLEMENT CORPORATE CHARTER

    Section 1.  Corporate  Charter:   The provisions  of these  by-laws
    supplement  the corporate  charter.  The provisions  of the  latter shall  govern over the provisions of  these by-laws in the event of any conflict.  Elections of directors and  meetings of stockholders in addition to those provided by these by-laws may be held in accordance with the provisions of the corporate charter. The term
    "corporate  charter"   as  used  in  these   by-laws  includes  the
    Certificate of Consolidation of Antwerp Light and Power Company, Baldwinsville Light and Heat Company of Baldwinsville, N.Y., Fulton
    Fuel and Light Company, Fulton Light, Heat and Power Company, Malone Light and Power Company, Northern New York Utilities, Inc.,
    The  Norwood Electric  Light  and Power  Company,  Peoples Gas  and
    Electric Company  of Oswego,  St. Lawrence County  Utilities, Inc.,
    St. Lawrence Valley Power Corporation, The Syracuse Lighting Company, Inc., and Utica Gas and Electric Company forming Niagara Hudson Public Service Corporation, filed in the Department of State of the State of New York on July 31, 1937, all certificates supplemental thereto or amendatory thereof or in restatement thereof filed in the Department of State of the State of New York (including specifically but without limitation among all such
    supplemental  or   amendatory  certificates  heretofore   filed  or
    hereafter to be filed, the Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation, filed in the Department of State of the State of New
    York on September 15, 1937, the Certificate of Consolidation of New
    York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power
    Corporation  Pursuant  to  Sections  26-a  and  86  of  the   Stock
    Corporation Law and to Subdivision 4 of Section 11 of the Transportation Corporations Law, filed in the Department of State of the State of New York on January 5, 1950, and the Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power
    Corporation   Pursuant  to  Sections  26-a  and  36  of  the  Stock


    Corporation Law, filed in the Department of State of the State of New York on January 5,

    1950), and includes also all resolutions of the board of directors fixing the designations, preferences, privileges and voting powers of any series of stock of the corporation, and all other instruments which are binding upon, and define or set forth the rights of, the stockholders of the corporation.

    ARTICLE II

    MEETINGS OF STOCKHOLDERS

    Section 1. Annual Meeting: The annual meeting of the stockholders of the corporation for the election of directors and the transaction of such other business as may properly come before it shall be held on the first Tuesday in May in each year. If that day be a legal holiday in any year, the meeting shall be held on the next day following that is not a legal holiday.

    Business properly brought before any such annual meeting shall include matters specifically set forth in the corporation's proxy statement with respect to such meeting, matters which the Chairman of the Board of Directors in his sole discretion causes to be placed on the agenda of any such annual meeting and (i) any proposal of a stockholder of this corporation and (ii) any nomination by a stockholder of a person or persons for election as director or directors, if such stockholder has made a written request to this corporation to have such proposal or nomination considered at such annual meeting, as provided herein, and further provided that such proposal or nomination is otherwise proper for consideration under applicable law and the certificate of incorporation and by-laws of the corporation.

    Notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the corporation must be received by the secretary of the corporation at its principal executive office not less than 45 nor more than 90 days prior to the date of the annual meeting; provided, however, that if the date of the annual meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 55 days prior to the date of the meeting, such notice shall be given not more than ten days after such date is first so announced or disclosed. Public notice shall be deemed to have been


    given more than 55 days in advance of the annual meeting if the corporation shall have previously disclosed, in these by-laws or otherwise, that the annual meeting in each year is to be held on a determinable date, 5 unless and until the Board of Directors determines to hold the meeting on a different date.

    Any stockholder who gives notice of any such proposal shall deliver therewith the text of the proposal to be presented and a brief written statement of the reasons why such stockholder favors the proposal and setting forth such stockholder's name and address, the number and class of all shares of each class of stock of the corporation beneficially owned by such stockholder and any material interest of such stockholder in the proposal (other than as a stockholder).

    Any stockholder desiring to nominate any person for election as a director of the corporation shall deliver with such notice a statement in writing setting forth the name of the person to be nominated, the number and class of all shares of each class of stock of the corporation beneficially owned by such person, the information regarding such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the Securities and Exchange Commission (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the corporation), such person's signed consent to serve as a director of the corporation if elected, such stockholder's name and address and the number and class of all shares of each class of stock of the corporation beneficially owned by such stockholder. As used herein, shares "beneficially owned" shall mean all shares as to which such person, together with such person's affiliates and associates (as defined in Rule 12b-2 under the Securities Exchange Act of 1934), may be deemed to beneficially own pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as well as all shares as to which such person, together with such person's affiliates and associates, has the right to become the beneficial owner pursuant to any agreement or understanding, or upon the exercise of warrants, option or rights to convert or exchange (whether such rights are exercisable immediately or only after the passage of time or the occurrence of conditions).

    The person presiding at the meeting, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall determine whether such notice has been duly given


    and shall direct that proposals and nominees not be considered if such notice has not been so given.

    Section 2. Special Meetings: Special meetings of the stockholders of the corporation may be called at any time by a majority of the entire board of directors or by the Chairman of the Board or the President. Such request shall state the purpose or purposes of the proposed meeting.

    Special meetings of stockholders for the election of directors in accordance with the provisions of the corporate charter providing for a special election of directors in the event of default in the payment of dividends on the preferred stock or preference stock for a specified period and on the termination of such default may be called as provided in the corporate charter.

    Section 3. Place and Notice of Stockholders' Meetings: Meetings of Stockholders shall be held at the principal office of the corporation in the City of Syracuse, New York, or at such other place or places in the State of New York as may be determined from time to time by the board of directors. For meetings other than annual meetings, the notice shall also state by and at whose direction and for what purpose or purposes the meeting is called. If the manner of giving notice of the meeting is not specified by law or the corporate charter, notice shall be given by mailing, postage prepaid, not less than ten (10) nor more than fifty (50) days before such meeting, a copy of the notice of such meeting, stating the purpose or purposes for which the meeting is called and the time when and the place where it is to be held, to each stockholder of record on the record date established pursuant to Article VII, Section 4 entitled to vote at the meeting at his address as it appears on the stock book of the corporation, unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the requirements of Section 623 of the New York Business Corporation Law to receive payment for their shares, the notice of such meeting shall also include a statement to that effect.



    Section 4. Business at Stockholders' Meetings: Business transacted at all meetings of stockholders shall be confined to the objects stated in the notice of the meeting and matters germane thereto. In the absence of fraud, the determination of the holders of a majority of the stock present in person or by proxy and entitled to vote at the meeting shall be conclusive as to whether any proposed action or 7 proceeding at such meeting is within the scope of the notice of such meeting.


    Section 5. Procedure: The order of business and all other matters of procedure at every meeting of stockholders may be determined by the presiding officer.


    Section 6. Quorum: Except as otherwise provided by law or in the corporate charter, the presence of a majority of the holders of shares, in person or by proxy, entitled to vote thereat shall constitute a quorum at any shareholders' meeting.


    Section 7. Adjournments: Except as otherwise provided by the corporate charter, the stockholders entitled to vote who are present in person or by proxy at any meeting of stockholders, whether or not a quorum shall be present or represented at the meeting, shall have power by a majority vote to adjourn the meeting from time to time without further notice other than announcement at the meeting, unless the board of directors shall fix a new record date in respect of such adjourned meeting, in which case the provisions of Section 3 of this Article shall apply. At any adjourned meeting at which the requisite amount of voting stock shall be present in person or by proxy any business may be transacted which might have been transacted at the meeting as originally called, and the stockholders entitled to vote at the meeting as originally called, and no others, unless the board of directors shall have fixed a new record date in respect thereof, shall be entitled to vote at such adjourned meeting.


    Section 8. Voting: Whenever an action shall require the vote of stockholders, the tabulations that identify the particular vote of a stockholder on all proxies, consents, authorizations and ballots shall be kept confidential, except as disclosure may be required


    (i) by applicable law, (ii) in pursuit or defense of legal proceedings, (iii) to resolve a bona fide dispute as to the authenticity of one or more proxies, consents, authorizations or ballots or as to the accuracy of any tabulation of such proxies, consents, authorizations or ballots, (iv) if an individual stockholder requests that his or her vote and identity be forwarded to the corporation, or (v) in the event of a proxy or consent solicitation in opposition to the solicitation of the Board of Directors of the corporation; and the 8 receipt and tabulation of such votes will be by an independent third party not affiliated with the corporation. Comments written on proxies, consents, authorizations and ballots, will be transcribed and provided to the secretary of the corporation without reference to the vote of the stockholder, except where such stockholder has requested that the nature of their vote be forwarded to the corporation.

    Stockholders shall have such voting rights as may be granted by law and the provisions of the corporate charter. All questions presented to stockholders for decision shall be decided by a vote of shares. Voting may be viva voce unless a stockholder present in person or by proxy and entitled to vote at the meeting shall demand a vote by ballot in which event a vote by ballot shall be taken. Except where otherwise provided by law, the corporate charter or these by-laws, elections shall be determined by a plurality vote and all other questions that shall be submitted to stockholders for decision shall be decided by a majority of the votes cast.

    Section 9. Inspectors of Election: Two inspectors of election who are not employees or directors of the corporation, shall be appointed by the directors to serve at each meeting of stockholders, or of a class of stockholders, such inspectors to serve at such meeting and any adjournments thereof; and such inspectors shall have authority to count and report upon the votes cast at such meeting upon the election of directors and such other questions as may be voted upon by ballot. In the event that any such inspector of election shall not have been appointed by the directors to serve at such meeting, or, having been appointed, shall be absent from such meeting or adjournment or unable to serve thereat, such inspector shall be appointed by the presiding officer at such meeting or adjournment.

    The inspectors appointed to act at any meeting of stockholders, before entering upon the discharge of their duties, shall be sworn


    faithfully to execute the duties of inspectors at such meeting with strict impartiality and according to the best of their ability, and the oath so taken shall be subscribed by them and shall be filed in the records of such meeting.

    The inspectors shall be responsible for determining the number of shares outstanding, the voting power of each, the shares represented at the meeting, the existence of a quorum, and the validity and effect of any proxies. They shall also receive and tabulate all votes, ballots or consents and determine the result of any election,
    hear  and  determine  all   challenges  and  questions  arising  in
    connection with any election and do such acts to conduct the election according to the applicable provisions of law of the State of New York.


    Section 10. Proxies: Each stockholder entitled to vote at any meeting of stockholders may be represented and vote at such meeting by his proxy, authorized and acting in manner as provided by the applicable laws of the State of New York. No proxy shall be valid after the expiration of eleven (11) months from the date of its execution unless otherwise provided in the proxy in accordance with law.



    ARTICLE III

    DIRECTORS


    Section 1. Number and  Qualifications: Except as otherwise required by the provisions of  the corporate charter relating to  the rights of the  holders of any  class or series of  preferred or preference stock having a preference over the common stock as to dividends  or to elect
    directors  under specified  circumstances, the  board of  directors shall consist  of not less than  nine (9) nor more  than twenty-one
    (21) persons, the exact number initially to be fifteen (15) persons, subject to change from time to time to any number not less than nine (9) nor more than twenty-one (21) persons by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist


    any vacancies in previously authorized directorships at the time any such resolution is presented to the board for adoption). Directors need not be stockholders. No person, other than those serving on November 11, 1976, who has reached age 70 shall stand for election as a director.


    Section 2. Election and Tenure of Office: Except as otherwise provided by law, the corporate charter or these by-laws, the directors of the corporation shall be elected at the annual meeting of the stockholders or at any meeting of the stockholders held in lieu of such annual meeting, which meeting, for the purposes of these by-laws, shall be deemed the annual meeting. The directors shall be classified, with respect to the time for which they severally hold office into three classes, as nearly equal in number as possible, one class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1989, another class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1990, and another class to hold office initially for a term expiring at the annual meeting of stockholders to be held in 1991, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of the stockholders of the corporation, the successors to the class of directors whose terms expire at that meeting shall be elected, to hold office until the annual meeting of stockholders held in the third year following the year of their election. Except as otherwise provided in the corporate charter, the directors shall hold office until the annual meeting at which their respective terms expire and until their successors are elected and have qualified. The election of directors shall be conducted by two inspectors of election appointed as hereinbefore provided. The election need not be by ballot and shall be decided by a plurality vote.


    Section 3. Resignation; Removal: Any director of the corporation may resign at any time by giving his resignation to the chief executive officer of the corporation, or to the Secretary. Such resignation shall take effect at the time specified therein; and, unless


    otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Subject to the rights of the holders of any class or series of preferred or preference stock having preference over the holders of common stock as to dividends or to elect directors under specified circumstances, any director, or the entire board of directors, may be removed from office at any time, but only for cause.


    Section 4. Vacancies: Except as otherwise provided by the corporate charter, if the office of any director becomes vacant for any reason, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may choose a successor who, to the extent required by New York law, shall hold office until the next annual meeting of stockholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director shall hold office for the full unexpired term of the director whose seat he is filling, or any such vacancy in the board of directors may be filled by the stockholders entitled to vote at any meeting of stockholders, notice of which shall have referred to the proposed election.

    Except as otherwise provided by the corporate charter, in the event of an increase in the number of directors pursuant to Section 1 of this Article III, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may elect the additional director or directors who to the extent required by New York law, shall hold office until the next annual meeting of stockholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director or directors shall hold office for the full unexpired term of the class of directors to which such director or directors is elected, or any such director or directors may be elected by the


    stockholders entitled to vote at any meeting of stockholders, notice of which shall have referred to the proposed election. No decrease in the number of authorized directors constituting the entire board of directors shall shorten the term of any incumbent director.


    Section 5. Compensation: Members of the board of directors shall be entitled to compensation for service and the board of directors may assign duties to any member or members of the board and may fix the amount of compensation therefor, which shall be a charge to be paid by the corporation. The board of directors may elect or appoint members of the board as officers, members of committees, or agents of the corporation, may assign duties to be performed and may fix the amount of the respective salaries, fees or other compensation therefor, and the amount so fixed shall be a charge to be paid by the corporation. In addition to any other compensation provided pursuant to these by-laws, each director shall be entitled to receive a fee, in amount as fixed from time to time by resolution of the board of directors, for attendance at any meeting of the board, or of
    any  committee  of  the  board,  together  with  his  expenses   of
    attendance, if any.


    Section 6. Meetings of Directors: Regular meetings of the board of directors shall be held at such times and at such places as may be determined by the board of directors, or by the Chairman of the Boardor by thePresident. Specialmeetings of theboard may be called from time to time by any three directors, or by the Chairman of the Board or by the President.

    Any action required or permitted to be taken by the board or any committee thereof may be taken without a meeting if all board or committee members file one or more written consents to a resolution authorizing the action with the respective minutes of the board or committee as the case may be.

    Any one or more members of the board or of any of its committees may participate in a meeting of the board or committee by conference telephone or similar communications equipment allowing


    all participants in the meeting to hear each other at the same time.
    Participation by such means shall constitute presence at a meeting.


    Section 7. Notice of Meetings of Board of Directors: Notice of each meeting of the board of directors, stating the time and place thereof, shall be given to each member of the board by the Secretary, or an Assistant Secretary, by mailing the same, postage prepaid, addressed to each member of the board at his residence to usual place of business not less than three (3) days before the meeting, or by delivering the same to each member of the board personally or to his residence or usual place of business, or by sending the same by telegraph to his residence or usual place of business, not less than two (2) days before the meeting. Meetings of the board of directors may also be held at any time and place without notice provided all the members are present at such meeting without protest or, at any time before or after the meeting, shall sign a written waiver of notice. The notice of any meeting of the board of directors need not specify the purpose or purposes for which the meeting is called, except as otherwise expressly provided in these by-laws.


    Section 8. Quorum: At all meetings of the board of directors, except where otherwise provided by law, the corporate charter, or these by-laws, a quorum shall be required for the transaction of business and shall consist of not less than one-third of the entire board, if the number of members be more than nine (9), but not less than a majority, if the number of directors be less than nine (9); and the vote of a majority of the directors present shall decide any questions that may come before the meeting. A majority of the directors present at any meeting, although less than a quorum, may adjourn the same from time to time, without notice other than announcement at the meeting, until a quorum is present.


    Section 9. Procedure: The order of business and all other matters of procedure at every meeting of directors may be determined by the presiding member.


    ARTICLE IV

    COMMITTEES OF DIRECTORS


    Section 1. Designation: The board of directors, by resolution or resolutions adopted by a majority of the entire board, shall designate an Executive Committee, an Audit Committee and a Finance Committee, and may designate one or more other committees, each committee to consist of three (3) or more directors of the corporation. In the interim between meetings of the board, the Executive Committee shall have and may exercise the powers of the board of directors granted by the corporate charter and these by-laws and by resolution of the board, and such other committees shall have only such powers as shall be granted by these by-laws and by resolution of the board; provided, however, that no committee shall have authority as to the following matters:

    (a) The submission to shareholders of any action that needs shareholders' approval by law;

    (b) The filling of vacancies in the board of directors or in any committee;

    (c) The fixing of compensation of the directors for serving on the board or on any committee;

    (d) The amendment or repeal of the by-laws, or the adoption of new by-laws; or

    (e) The amendment or repeal of any resolution of the board which, by its terms, shall not be so amendable or repealable.

    Each committee shall serve at the pleasure of the board of directors and shall have such name or names as may be determined from time to time by the by-laws or by resolution or resolutions adopted by the board of directors. Except as otherwise required by law, the existence of any such committee may be terminated, or its powers and authority modified, at any time by resolution of the board of directors.



    Section 2. Executive Committee: When the board of directors is not in session, the Executive Committee shall have all of the authority of the board of directors, except it shall have no authority as to the matters specified in Section 1 of this Article IV. The Chairman of the Board shall be Chairman of the Executive Committee. The members of the Executive Committee shall serve at the pleasure of the board of directors.


    Section 3. Audit Committee: The Audit Committee shall recommend to the board of directors the accounting firm to be selected by the board or to be recommended by it for shareholder approval, as independent auditor of the corporation and its subsidiaries; act on behalf of the board in meeting and reviewing with the independent auditors, the chief internal auditor and the appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of internal controls and the scope of the respective audits of the independent auditors and the internal auditor; review the results of such audits with the respective auditing agency and reporting thereon to the board; review and make recommendations to the board concerning the independent auditor's fees and services; review interim and annual financial reports and disclosures and submit to the board any recommendations it may have from time to time with respect to financial reporting and accounting practices and policies; be consulted, and its consent obtained, prior to the selection or
    termination  of  the   chief  internal  auditor;  oversee   matters
    involving  compliance  with  Corporate  business   ethics  policies
    including the work of the Business Ethics Council; review management's assessment of financial risks; authorize special investigations and studies, as appropriate, in fulfillment of its function as specified herein or by resolution of the board of directors; and perform any other duties or functions deemed appropriate by the board of directors. The Committee will conduct a self-assessment at least every three years of its performance in relation to its powers and responsibilities. The membership of such 15 committee shall consist only of directors of the corporation who are not, and have not been, officers of the company.


    Section 4. Finance Committee: The Finance Committee shall exercise such powers of the board of directors as shall be provided in one


    or more resolutions of the board of directors with respect to the issuance by the corporation of securities and evidences of indebtedness and the participation by the corporation in other financing transactions and with respect to the authorization of the making, modification, alteration, termination or abrogation of notes, bills, mortgages, sales, deeds, financing leases, liens and contracts of the corporation and shall further be empowered to take any action in connection with the determination of the terms of any securities, evidences of indebtedness or other financing transactions of the corporation the issuance of which by the corporation or the participation in which by the corporation shall have theretofore been approved by the board of directors.


    Section 5. Records and Procedure: Said committees shall keep regular minutes of their proceedings and report the same to the board when required. Unless otherwise determined by the board of directors each committee may appoint a chairman and a secretary and such other officers of the committee as it may deem advisable, may determine the time and place of holding each meeting of the committee, the notice of meetings to be given to members, and all other procedural questions which may arise in connection with the work of the committee.



    ARTICLE V

    OFFICERS


    Section 1. Officers: The officers of the corporation shall consist of a Chairman of the Board, a President, one or more Vice-Presidents, a Secretary, a Controller, a Treasurer, and such Assistant Secretaries, Assistant Controllers and Assistant Treasurers and other officers as shall be elected or appointed by the board of directors. The board of directors may elect or appoint a General Counsel upon such terms and with such powers and duties as it may prescribe and may also designate the General Counsel an officer of the corporation.


    Section 2.  Election:  The officers  of  the corporation  shall  be


    elected or appointed by the board of directors at the meeting of the board held after each annual meeting of the stockholders. The Chairman of the Board and the President shall be elected or appointed by the board of directors from among their number. Any number of

    Vice-Presidents, the Secretary, the Controller, the Treasurer and other officers established pursuant to resolution of the board of directors shall also be elected or appointed by the board of directors.


    Section 3. Term of Office: The officers of the corporation shall hold office until the meeting of the board of directors held after the next annual meeting of the stockholders and until their successors are elected and have qualified, unless a shorter term is fixed or unless removed, subject to the provisions of law, by the board of directors. The Chairman of the Board, the President, any Vice President, the Secretary, the Controller or the Treasurer may be removed at any time, with or without cause, by the board of directors provided that notice of the meeting at which such action shall have been taken shall set forth such action as one of the purposes of such meeting. Any other officer of the corporation may be removed at any time, with or without cause, by the board of directors. If the office of any officer becomes vacant for any reason, the vacancy may be filled by the board of directors at any time to serve the remaining current term of that office.


    Section 4.  Chairman of the Board: There shall be a chairman of the
    Board  of Directors,  with  the  official  title "Chairman  of  the
    Board",  who   shall  be  the   chief  executive  officer   of  the
    corporation.  The Chairman  of the Board shall preside  at meetings of the stockholders,
    the  board  of directors  and the  Executive  Committee.   He shall
    recommend  to the board policies to be followed by the corporation, and, subject to the board, shall have general charge of the policies and business of the corporation and general supervision of the details thereof, and shall supervise the operation, maintenance
    and  preservation of the properties  of the corporation.   He shall
    keep the board of directors informed respecting thebusiness of the
    corporation.   He  shall have  authority to sign  on behalf  of the
    corporation all contracts and other documents or instruments to be signed or executed by the corporation, and, in all cases where the


    duties and powers of subordinate officers and agents of the corporation are not specifically prescribed by the by-laws or by resolutions of the board of directors, the Chairman of the Board may prescribe such duties and powers. He shall perform such other duties as may from time to time be assigned to him by the board of directors.


    Section 5. The President: The President shall have the direction of and responsibility for the operations of the corporation and such other powers and duties as the board of directors or the Chairman of the Board shall designate from time to time and, in the absence or inability to act of the Chairman of the Board, shall have the powers and duties of the Chairman of the Board. The President, unless some other person is thereunto specifically authorized by vote of the board of directors, shall have authority to sign all contracts and other documents and instruments of the corporation.


    Section 6. The Vice-Presidents: The Vice-Presidents may be designated by such title or titles and in such order of seniority as the board of directors may determine. The Vice-Presidents shall perform such of the duties and exercise such of the powers of the President on behalf of the corporation as may be assigned to them respectively from time to time by the board of directors or by the Chairman of the Board or the President, and, subject to the control of the board, shall have authority to sign on behalf of the corporation all contracts and other documents or instruments necessary for the conduct of the business of the corporation. The Vice-Presidents shall perform such other duties as may from time to time be assigned to them respectively by the board of directors or the Chairman of the Board or the President.


    Section 7. The Secretary and Assistant Secretaries: The Secretary shall cause notices of all meetings of stockholders and directors to be given as required by law, the corporate charter, and these by-laws. He shall attend all meetings of stockholders and of the board of directors and keep the minutes thereof. He shall affix the corporate seal to and sign such instruments as require the seal and his signature and shall perform such other duties as usually pertain 18 to his office or as are required of him by the board of directors or the Chairman of the Board or the President.


    Any Assistant Secretary may, in the absence or disability of the Secretary, or at his request, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the board of directors, the Chairman of the Board, the President or the Secretary shall prescribe.

    The Secretary or any Assistant Secretary may certify under the corporate seal as to the corporate charter or these by-laws or any provision thereof, the acts of the board of directors or any committee thereof, the tenure, signatures, identity and acts of officers of the corporation or other corporate facts, and any such certificate may be relied upon by any person or corporation to whom the same shall be given until receipt of written notice to the contrary.

    In the absence of the Secretary and of an Assistant Secretary, the stockholders or the board of directors may appoint a secretary pro tem to record the proceedings of their respective meetings and to perform such other acts pertaining to said office as they may direct.

    Section 8. The Controller and Assistant Controllers: The Controller shall be the chief accounting officer of the corporation. He shall have general supervision of the accounting and financial reporting policies of the corporation, and shall recommend policies and procedures and shall render current and periodic reports of financial status to the Chairman of the Board, the President and the board of directors. He shall perform such other duties as usually pertain to his office or as are required of him by the board of directors or the
    Chairman of the Board or the President.


    Any Assistant Controller may, in the absence or disability of the Controller, or at his request, perform the duties and exercise the powers of the Controller and shall perform such other duties as the board of directors, the Chairman of the Board, the President or the Controller shall prescribe.


    Section 9. The Treasurer and Assistant Treasurers: The Treasurer is authorized and empowered to receive and collect all moneys due the corporation and to receipt for the same. He shall be empowered to execute on behalf of the corporation all instruments, agreements


    and certificates necessary or appropriate to effect the issuance by the
    corporation of securities or evidences of indebtedness or to permit the corporation to enter into and perform any other financing transactions to the extent the foregoing are within the ordinary course of business of the corporation or have been authorized by the board of directors or a committee thereof. He shall cause to be entered in books of the corporation to be kept for that purpose full and accurate accounts of all moneys received by and paid on account of the corporation. He shall make and sign such reports, statements, and instruments as may be required of him by the board of directors or by laws of the United States or the State of New York, or by commission, bureau, department or agency created under any such laws, and shall perform such other duties as usually pertain to his office or as are required of him by the board of directors or the Chairman of the Board or the President.

    Any Assistant Treasurer may, in the absence or disability of the Treasurer, or at his request, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the board of directors, the Chairman of the Board, or the President, or the Treasurer shall prescribe.


    Section 10. Additional Officers: In addition to the officers provided for by these by-laws, the board of directors may, from time to time, designate and appoint such other officers as may be necessary or convenient for the transaction of the business and affairs of the corporation. Such other officers shall have such powers and duties as may be assigned to them by resolution of the board of directors.


    Section 11. Officers Holding Two or More Offices: Any two or more of the above-mentioned offices may be held by the same person, except that the President shall not also be the Secretary, but no officer shall execute or verify any instrument in more than one capacity if such instrument be required by law or otherwise to be executed or verified by any two or more officers.


    Section 12. Duties of Officers May be Delegated: In case of the absence of any officer of the corporation, or for any other reason


    that the board of directors may deem sufficient, the board of directors may delegate, for the time and to the extent specified, the powers or duties of any officer to any other officer, or to any director.


    Section 13. Compensation: The compensation of all officers with an assigned salary level above the scale of Salary Level 20 as prescribed in the Salary Administration Program, as adopted by the board of directors, shall be fixed by the board of directors. The compensation of all other officers and employees shall be fixed by the Chairman of the Board or by the President in accordance with the Salary Administration Program.


    Section 14. Bonds: The board of directors may require any officer, agent or employee of the corporation to give a bond to the corporation, conditional upon the faithful performance of his duties, with one or more sureties and in such amount as may be satisfactory to the board of directors. The premium payable to any surety company for such bond shall be paid by the corporation.


    ARTICLE VI

    INDEMNIFICATION OF DIRECTORS AND OFFICERS; INSURANCE


    Section 1.  Indemnification: The corporation shall fully indemnify, to the extent not expressly prohibited by law, each person involved in,  or made or threatened to be made a party to, any action, claim
    or   proceeding,  whether   civil   or  criminal,   including   any
    investigative, administrative, legislative, or other proceeding, and including an action by or in the right of the corporation or any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, and including appeals therein
    (any such action or proceeding being hereinafter referred to as a "Matter"), by reason of the fact that such person, such person's testator or intestate (i) is or was a director or officer of the corporation, or (ii) is or was serving, at the request of the corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, against any and all


    judgments,
    fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees, actually and reasonably incurred as a result of or 21 in connection with any Matter, except as provided in the next paragraph.

    No indemnification shall be made to or on behalf of any such person if a judgment or other final adjudication adverse to such person establishes that such person's acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that such person personally gained in fact a financial profit or other advantage to which such person was not legally entitled. In addition, no indemnification shall be made with respect to any Matter initiated by any such person against the corporation, or a director or officer of the corporation, other than to enforce the terms of this article, unless such Matter was authorized by the board of directors. Further, no indemnification shall be made with respect to any settlement or compromise of any Matter unless and until the corporation has consented to such settlement or compromise.

    In making any determination regarding any person's entitlement to indemnification hereunder, it shall be presumed that such person is entitled to indemnification, and the corporation shall have the burden of proving the contrary.

    Written notice of any Matter for which indemnity may be sought by any person shall be given to the corporation as soon as practicable and the corporation shall be permitted to participate therein. Such person shall cooperate in good faith with any request that common counsel be utilized by the parties to any Matter who are similarly situated, unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.


    Section 2. Advancement of Expenses: Except in the case of a Matter against a director, officer, or other person specifically approved by the board of directors, the corporation shall, subject to
    Section 1


    above, pay expenses actually and reasonably incurred by or on behalf of such a person in connection with any Matter in advance of the final disposition of such Matter. Such payments shall be made promptly upon receipt by the corporation, from time to time, of a written demand of such person for such advancement, together with an undertaking by or on behalf of such person to repay any expenses so advanced to the extent that the person receiving the advancement is 22 ultimately found not to be entitled to indemnification for part or all of such expenses.


    Section 3. Rights Not Exclusive: The rights to indemnification and advancement of expenses granted by or pursuant to this article (i) shall not limit or exclude, but shall be in addition to, any other rights which may be granted by or pursuant to any statute, corporate charter, by-law, resolution, or agreement, (ii) shall be deemed to constitute contractual obligations of the corporation to any director, officer, or other person who serves in a capacity referred to herein at any time while this article is in effect,
    (iii) are
    intended to be retroactive and shall be available with respect to events occurring prior to the adoption of this article, and (iv) shall continue to exist after the repeal or modification hereof with respect to events occurring prior thereto. It is the intent of this article to require the corporation to indemnify the persons referred to herein for the aforementioned judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees, in each and every circumstance in which such indemnification could lawfully be permitted by express provisions of by-laws, and the indemnification required by this article shall not be limited by the absence of an express recital of such circumstances.


    Section 4. Authorization of Contracts: The corporation may, with the approval of the board of directors, enter into an agreement with any person who is, or is about to become, a director or officer of the corporation, or who is serving, or is about to serve, at the request of the corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, which agreement may provide for indemnification of such person and advancement of


    expenses to such person upon terms, and to the extent, not prohibited by law. The failure to enter into any such agreement shall not affect or limit the rights of any such person under this article.



    Section 5. Insurance: The corporation may purchase and maintain insurance to indemnify the corporation and the directors and officers within the limits permitted by law.

    Section 6. Severability: If any provision of this article is determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby.







    ARTICLE VII


    STOCK


    Section 1. Transfer Agent and Registrar: The board of directors may appoint one or more individuals, banks, firms of bankers, or trust companies the agent or agents of the corporation for the transfer of shares of its stock, and may also appoint one or more individuals, bank, firms of bankers, or trust companies registrar or registrars for the registering of shares of its stock.


    Section 2. Certificate of Stock: The certificates of stock of the corporation shall be numbered and shall be recorded in the books of
    the  corporation  as  they are  issued.    They  shall contain  the
    holder's name and number of shares and shall be signed by the Chairman of the Board, the President or a Vice-President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and shall be sealed with the corporate seal,


    which may be a facsimile. Where any such certificate is signed by a registrar, the signatures of any such Chairman of the Board, President, Vice-President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the date of its issue. No certificate of stock shall be valid until countersigned by a transfer agent if the corporation have a transfer agent for the class or series of stock represented by such certificate whose signature may be a facsimile and until registered by a registrar if the corporation have a registrar for such class or series.

    Section 3. Transfers of Shares: Subject to applicable law, shares of stock shall be transferable on the books of the corporation by the holder thereof, in person or by duly authorized attorney, upon the surrender to the corporation or any transfer agent of the corporation of the certificate representing the shares to be transferred, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer. The corporation shall be entitled to treat the holder of record of any share or shares of stock as the owner thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of New York. The board of directors, to the extent permitted by law, shall have power and authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer, and registration of certificates of stock.


    Section 4. Fixing of Record Date or Closing Transfer Books: The board of directors may fix a day and hour, not more than fifty (50) days prior to the day on which any meeting of stockholders is to be held, as the time as of which stockholders entitled to notice of or to vote at such meeting and at all adjournments thereof shall be determined; and in the event such record date is fixed by the board of directors no one other than the holders of record on such date of stock entitled to notice of or to vote at such meeting shall be entitled to


    notice of or to vote at such meeting or, unless a new record date be fixed as provided in Article II, Section 7 of these by-laws, any adjournment thereof. The board of directors may at its option, in lieu of fixing a record date as aforesaid, prescribe a period, not exceeding fifty (50) days prior to any meeting of stockholders, during which no transfer of shares on the books of the corporation may be made.

    The board  of directors may fix a day and hour, not exceeding fifty
    (50) days preceding the date fixed for the payment of a dividend or the making of any distribution, or for the delivery of evidences or rights or evidences of interests arising out of any change, conversion or exchange of stock, as a record time for the determination of the stockholders, or stockholders of any class or series, entitled to receive any such dividend, distribution, rights, or interests, and in such case only stockholders of record at the time so fixed shall be entitled to receive such dividend, distribution, rights, or interests, or the board of directors may at its option prescribe a period, not exceeding fifty (50) days prior to the date for such payment, distribution or delivery, during which no transfer of stock on the books of the corporation may be made.


    Section 5. Lost Stock Certificates: The holder of any certificate representing shares of stock of the corporation shall immediately notify the corporation of any mutilation, loss, or destruction thereof, and the board of directors or an officer or officers duly authorized thereunto by the board of directors may in its or his discretion authorize one or more new certificates for the same number of shares in the aggregate to be issued to such holder upon the surrender of the mutilated certificate, or, in case of loss or destruction of the certificate, upon satisfactory proof of such loss or destruction and the deposit of indemnity by way of bond or otherwise in such form and amount and with such surety or sureties or security as the board of directors or such officer or officers may require to protect the corporation against loss or liability by reason of the issuance of such new certificates; but the board of directors may in its discretion refuse to issue new certificates save upon the order of the court having jurisdiction in such matters.



    Section 6. Scrip: The board of directors may from time to time authorize the issuance by the corporation of scrip certificates representing interests in fractions of a full share of any class or series of stock of the corporation, and, subject to the provisions of the corporate charter and applicable provisions of law, shall have power to prescribe the rights, and the conditions and limitations thereof, to which the holders of such scrip certificates shall be entitled in respect of such scrip certificates and of the interests in shares of stock of the corporation represented thereby, which rights and the conditions and limitations thereon shall be set forth therein to the extent required by law. Such scrip certificates may be issued in registered or bearer form, as the board of directors may determine.

    ARTICLE VIII

    GENERAL PROVISIONS


    Section  1.  Finances:  The  funds  of  the  corporation  shall  be deposited in its name with such bank or banks, firm or firms of bankers, trust company or trust companies as the board of directors may from time to time designate. All checks, notes, drafts and other negotiable instruments of the corporation shall be signed by such officer or officers, agent or agents, employee or employees or such other person or persons as may be designated by the board of directors from time to time by resolution, or by the Chairman of the Board or the
    President or the Treasurer in the exercise of authority conferred by resolution of the board of directors. No officers, agents, employees of the corporation, or other person, alone or with others, shall have power to make any checks, notes, drafts or other negotiable instruments in the name of the corporation or to bind the corporation thereby, except as in this article provided.


    Section 2. Fiscal Year: The fiscal year of the corporation shall be the calendar year unless otherwise provided by the board of


    directors.



    ARTICLE IX

    CORPORATE SEAL


    Section 1. Form of Seal: The seal of the corporation shall bear the name of the corporation, the year of its incorporation, and such appropriate design as the board of directors may approve. The seal on stock certificates or on any corporate obligation for the payment of money may be facsimile.

    ARTICLE X

    AMENDMENTS


    Section 1. Procedure: These by-laws may be added to, amended, altered, or repealed at any meeting of stockholders, notice of which shall have referred to the proposed action, by the vote of the holders of record of a majority of the outstanding shares of the corporation entitled to vote, or, to the extent permitted by law, at any meeting of the board of directors, notice of which shall have referred to the proposed action, by the affirmative vote of a majority of the board of directors.


    Section 2. Amendment of By-Law Regulating Election of Directors: If any by-law regulating an impending election of directors is adopted or amended or repealed by the board of directors, there shall be set forth in the notice of the next meeting of stockholders for the election of directors the by-law so adopted or amended or repealed, together with a concise statement of the changes made.

                                                        Exhibit 4(b)

                                     March 23, 1995



       Securities and Exchange Commission
       Judiciary Plaza
       450 Fifth Street, N.W.
       Washington, D.C.  20549

       Re:  Niagara Mohawk Power Corporation
            1994 Annual Report on Form 10-K

       Gentlemen:

            Pursuant to the exemption afforded by Item 601(b)(4)(iii)(A) of Regulation S-K, Niagara Mohawk Power Corporation (Company) is not filing as exhibits to its Annual Report on Form 10-K for 1994 instruments with respect to certain long-term debt of the Company and/or its subsidiaries. These instruments include (i) agreements with respect to pollution control revenue bonds and (ii) agreements with respect to senior notes. Each item of long-term debt referenced above does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Reference is made to Note 5 to Consolidated Financial Statements (Item 8 of the Company's Annual Report on Form 10-K for 1994).

            The Company agrees to furnish a copy of the above instruments to the Securities and Exchange Commission upon request.

                                     Sincerely,


                                     /s/ Steven W. Tasker
                                     Steven W. Tasker

                                                        EXHIBIT 4(86)



                           NIAGARA MOHAWK POWER CORPORATION

                                          to

                           MARINE MIDLAND BANK, as Trustee




                                 ____________________




                                SUPPLEMENTAL INDENTURE
                               Dated as of July 1, 1994



             Providing for the consolidation, amendment and restatement of the Supplemental Indentures creating the Forty-eighth and
           Forty-ninth Series of Bonds and of the outstanding Forty-eighth and Forty-ninth Series of Bonds, in an aggregate principal amount of $115,705,000, to be redesignated First Mortgage Bonds,
                     7.20% Seventy-ninth Series due July 1, 2029




                                ___________________

                                  TABLE OF CONTENTS*



          PARTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

          RECITALS  . . . . . . . . . . . . . . . . . . . . . . . . . .   1

          CONSIDERATION . . . . . . . . . . . . . . . . . . . . . . . .   4

          PART I -   Consolidation, Amendment and Restatement of the
                      Supplemental Indentures creating the Forty-eighth and
                      the Forty-ninth Series of Bonds 4 . . . . .   . .   4

          PART II -  Consolidation, Amendment and Restatement of the
                     outstanding Forty-eighth and Forty-ninth Series of First Mortgage Bonds, Redesignated 7.20% Series due
                     July 1, 2029     . . . . . . . . . . . . . .   . .   5

                     Form of Face of Definitive Bond of
                     the Seventy-ninth Series . . . . . . . . . . . . .  11

                     Form of Trustee's Certificate  . . . . . . . . . .  13

                     Form of Reverse of Definitive Bond
                     of the Seventy-ninth Series  . . . . . . . . . . .  14

          PART III -  Maintenance Fund Provisions and Restrictions as to
                     Dividends  . . . . . . . . . . . . . . . . .   . .  18

          PART IV  -  Provisions Relating to Institutional
                     Holders  . . . . . . . . . . . . . . . . . .   . .  18

          PART V   -  Future Amendments of Indenture  . . . . . . . . .  19

          PART VI  -  The Trustee . . . . . . . . . . . . . . . . . . .  26

          PART VII -  Miscellaneous Provisions  . . . . . . . . . . . .  26

          TESTIMONIUM . . . . . . . . . . . . . . . . . . . . . . . . .  27

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  27

          ACKNOWLEDGMENTS . . . . . . . . . . . . . . . . . . . . . . .  28

          ______________________

          * This Table of Contents does not constitute part of the supplemental indenture or have any bearing upon the interpretation of any of its terms and provisions.

               SUPPLEMENTAL INDENTURE dated as of July 1, 1994, made by and between NIAGARA MOHAWK POWER CORPORATION, a corporation duly organized and existing under the laws of the State of New York, having its principal place of business (residence) at No. 300 Erie Boulevard West, Syracuse, New York (hereinafter sometimes referred to as the "Company"), party of the first part, and MARINE MIDLAND BANK (successor to Marine Midland Bank, N.A., a national banking association and, in turn, successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank -- New York), a banking corporation and trust company, duly organized and existing under the laws of the State of New York, having its principal corporate trust office at 140 Broadway, New York, New York (hereinafter sometimes referred to as the "Trustee"), as Trustee under the Mortgage Trust Indenture hereinafter mentioned, party of the second part.

               WHEREAS, the Company (formerly Central New York Power Corporation) has heretofore executed and delivered to the Trustee its Mortgage Trust Indenture dated as of October 1, 1937 (hereinafter referred to as the "Original Indenture") and indentures supplemental thereto dated as of December 1, 1938, as of April 15, 1939, as of July 1, 1940, as of January 1, 1942, as of October 1, 1944, as of June 1, 1945, as of August 17, 1948, as of December 31, 1949, as of January 1, 1950, as of October 1, 1950, as of October 19, 1950, as of December 1, 1951, as of February 1, 1953, as of February 20, 1953, as of October 1, 1953, as of August 1, 1954, as of April 25, 1956, as of May 1, 1956, as of September 1, 1957, as of June 1, 1958, as of March 15, 1960, as of April 1, 1960, as of November 1, 1961, as of December 1, 1964, as of October 1, 1966, as of July 15, 1967, as of August 1, 1967, as of August 1, 1968, as of December 1, 1969, as of February 1, 1971, as of February 1, 1972, as of August 1, 1972, as of December 1, 1973, as of October 1, 1974, as of March 1, 1975, as of August 1, 1975, as of March 15, 1977, as of August 1, 1977, as of December 1, 1977, as of March 1, 1978, as of December 1, 1978, as of September 1, 1979, as of October 1, 1979, as of June 15, 1980, as of September 1, 1980, as of March 1, 1981, as of August 1, 1981, as of March 1, 1982, as of April 1, 1982, as of June 1, 1982, as of August 1, 1982, as of November 1, 1982, as of March 1, 1983, as of May 1, 1983, as of June 1, 1983, as of March 1, 1984, as of May 1, 1984, as of July 1, 1984, as of October 1, 1984, as of January 1, 1985, as of February 1, 1985, as of February 15, 1985, as of November 1, 1985, as of June 1, 1986, as of August 1, 1986, as of October 1, 1986, as of November 1, 1986, as of July 1, 1987, as of May 1, 1988, as of February 1, 1989, as of April 1, 1989, as of October 1, 1989, as of June 1, 1990, as of November 1, 1990, as of March 1, 1991, as of October 1, 1991, as of April 1, 1992, as of June 1, 1992, as of July 1, 1992, as of August 1, 1992, as of April 1, 1993, as of July 1, 1993, as of September 1, 1993 and as of March 1, 1994 (said












          Original Indenture, together with all instruments stated to be supplemental thereto to which the Trustee has heretofore been or shall hereafter be a party, including said enumerated
          Supplemental Indentures and this Supplemental Indenture, being herein referred to as the "Indenture"); and

               WHEREAS, the Indenture provides in Section 1 of Article Twelfth thereof that without any action or consent by, or notice to, the holders of any of the Bonds, the Company and the Trustee, from time to time and at any time, may enter into such indentures supplemental to the Original Indenture as shall be by them deemed necessary or desirable for the purpose of establishing the form, terms, provisions and conditions of a particular series of Bonds, and of providing the terms and conditions of redemption of Bonds of such series, or for a retirement fund or other fund for such series, or for any other purpose not inconsistent with the terms of the Indenture and which shall not impair the security of the same; and

               WHEREAS, the Indenture provides in Section 2 of Article Twelfth thereof that in addition to the power and authority given under Section 1 of Article Twelfth, any of the provisions of the Indenture may be amended, repealed or modified in the manner provided in such Section 2, PROVIDED, that no such amendment, repeal or modification shall alter or impair the obligation of the Company, which is absolute and unconditional to pay the principal and interest of any Bond outstanding under the Indenture at the time and place and at the rate prescribed therein without the consent of the holder of such Bond; and

               WHEREAS, the Indenture provides in paragraph E of Section 2 of Article Twelfth thereof that provided the holders of at least 66 2/3 per cent in aggregate principal amount of the outstanding Bonds affected by the alteration shall have consented to and approved the execution of any such supplemental indenture, no holder of any Bond shall thereafter have any right or interest to object to the execution of such supplemental indenture or to object to any of the terms or provisions therein contained, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the Company from executing the same or from taking any action pursuant to the provisions thereof; and

               WHEREAS, the New York State Energy Research and Development Authority ("Authority") issued (i) 11 1/4% Pollution Control Revenue Bonds (Niagara Mohawk Power Corporation Project), 1984 Series A pursuant to an Indenture of Trust dated as of July 1, 1984 (a "Prior NYSERDA Indenture") between the Authority and Bankers Trust Company, as trustee (in such capacity, a "Prior NYSERDA Trustee"), and (ii) 11 3/8% Pollution Control Revenue Bonds (Niagara Mohawk Power Corporation Project), Series 1984 I pursuant to an Indenture of Trust dated as of October 1, 1984 (a "Prior NYSERDA Indenture") between the Authority and Bankers Trust Company, as trustee (in such capacity, a "Prior NYSERDA












          Trustee"), (the bonds issued under the Prior NYSERDA Indentures being herein referred to collectively as the "Prior NYSERDA Bonds") and advanced to the Company the proceeds of the Prior NYSERDA Bonds for use by the Company in connection with a pollution control project of the Company; and

               WHEREAS, pursuant to a Participation Agreement between the Authority and the Company dated as of July 1, 1984 (a "Prior Participation Agreement") and a Participation Agreement between the Authority and the Company dated as of October 1, 1984 (a "Prior Participation Agreement"), the Company issued first mortgage bonds pursuant to Supplemental Indentures to the Original Indenture (each a "Prior Supplemental Indenture") creating the Forty-eighth and Forty-ninth Series of Bonds (the "Prior First Mortgage Bonds") to evidence the obligation of the Company to repay to the Authority the amounts advanced to the Company as aforesaid; and

               WHEREAS, the Authority has agreed pursuant to a Participation Agreement between the Authority and the Company dated as of October 1, 1992 (the "Participation Agreement") to issue new bonds of the Authority in an aggregate principal amount not to exceed $115,705,000 and to be designated "Pollution Control Refunding Revenue Bonds (Niagara Mohawk Power Corporation Project), 1994 Series A Bonds" (the "NYSERDA Bonds"), which will be issued pursuant to an Indenture dated as of October 1, 1992 (the "NYSERDA Bond Indenture") between the Authority and The Bank of New York (such trustee and any successor thereto being hereinafter referred to as the "NYSERDA Bond Trustee"), to refund the Prior NYSERDA Bonds; and

               WHEREAS, as set forth in the Participation Agreement, the Authority and the Company have agreed that concurrently at such time as the NYSERDA Bonds are issued and the Prior NYSERDA Bonds issued under a Prior Indenture are deemed paid within the meaning of such Prior NYSERDA Indenture, the Company will take actions necessary to ensure that (i) all Prior First Mortgage Bonds relating to such Prior NYSERDA Bonds shall be delivered by the Prior NYSERDA Trustee to the NYSERDA Bond Trustee, (ii) all Prior First Mortgage Bonds relating to such Prior NYSERDA Bonds shall be consolidated, amended and restated pursuant to the terms of this Supplemental Indenture, (iii) each Prior Supplemental Indenture relating to such Prior First Mortgage Bonds shall be consolidated, amended and restated under and pursuant to the terms of this Supplemental Indenture, (iv) the NYSERDA Bond Trustee shall deliver the Prior First Mortgage Bonds to the Trustee and (v) the Trustee shall deliver new certificates representing the First Mortgage Bonds of the Seventy-ninth Series to the NYSERDA Bond Trustee pursuant to the terms of this Supplemental Indenture; and

               WHEREAS, the Company desires to enter into this indenture supplemental to the Original Indenture with the Trustee for the purpose of consolidating, amending and restating the form, terms, provisions and conditions of the forty-eighth and forty-ninth series of Bonds under the Indenture and for the purpose of consolidating, amending and restating the Supplemental Indentures creating the Forty-eighth and the Forty-ninth Series of Bonds in accordance with this Supplemental Indenture, all as determined by resolution or resolutions of the Board of Directors of the Company and as agreed to by the Authority; and

               WHEREAS, the Company in the exercise of the authority and power reserved to it under and by virtue of the provisions of the Indenture and pursuant to appropriate resolutions of its Board of Directors has duly resolved and determined to make, execute and deliver to the Trustee a supplemental indenture in the form hereof and for the purposes herein provided; and

               WHEREAS, all conditions and requirements necessary to make this Supplemental Indenture a valid, binding and legal instrument in accordance with its terms have been performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized;

               NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE


                     W I T N E S S E T H:

               That for and in consideration of the premises and of the purchase or acceptance of the Bonds by those who shall hold the same from time to time and of the sum of One Dollar to the Company duly paid by the Trustee at or before the execution and delivery of this Supplemental Indenture and for other good and valuable consideration, the receipt whereof is hereby acknowledged, the Company does hereby covenant and agree with the Trustee for the benefit of the holders of the Bonds, or any of them, issued or to be issued under the Indenture, as follows:


                                       PART I.

                   CONSOLIDATION, AMENDMENT AND RESTATEMENT OF THE
          SUPPLEMENTAL INDENTURES CREATING THE FORTY-EIGHTH AND FORTY-NINTH
                                   SERIES OF BONDS


               SECTION 1. At such time as all Prior First Mortgage Bonds issued under a Prior Supplemental Indenture (either the Supplemental Indenture creating the Forty-eighth or the Forty-ninth Series of Bonds or both such Indentures, as the case may
          be) not heretofore cancelled by the Trustee or delivered to the Trustee cancelled or for cancellation have been delivered to the Trustee by the registered holder thereof, such Prior Supplemental Indenture (either the Supplemental Indenture creating the Forty-eighth or the Forty-ninth Series of Bonds or both such Indentures, as the case may be) shall be consolidated, amended and restated into and as this Supplemental Indenture.


                                       PART II.

                       CONSOLIDATION, AMENDMENT AND RESTATEMENT
                      OF THE FORTY-EIGHTH AND FORTY-NINTH SERIES
                               OF FIRST MORTGAGE BONDS


               SECTION 1. At such time as all Prior First Mortgage Bonds issued under a Prior Supplemental Indenture (either the Supplemental Indenture creating the Forty-eighth or the Forty-ninth Series of Bonds or both such Indentures, as the case may
          be) not heretofore cancelled by the Trustee or delivered to the Trustee cancelled or for cancellation have been delivered to the Trustee by the registered holder thereof, such Prior First Mortgage Bonds (issued under either the Supplemental Indenture creating the Forty-eighth or the Forty-ninth Series of Bonds or both such Indentures, as the case may be) shall be consolidated, amended and restated as the "First Mortgage Bonds, 7.20% Series due July 1, 2029" (hereinafter sometimes referred to as the "Bonds of the Seventy-ninth Series").

               The permitted principal amount of the Bonds of the Seventy-ninth Series which may be consolidated, amended and restated by the Company and executed by the Company in connection therewith and authenticated by the Trustee is limited so that at no time shall there be authenticated, delivered or outstanding under the Indenture, Bonds of the Seventy-ninth Series for a principal amount exceeding $115,705,000, except that Bonds of the Seventy-ninth Series may always be issued as provided in Section 2 of Article Fourth of the Indenture.

               Upon the execution of this Supplemental Indenture, the Trustee, without awaiting the filing or recording of this Supplemental Indenture but upon receipt of evidence of due compliance by the Company with the applicable provisions of the Indenture, shall authenticate, pursuant to Section 10 of Article Second, the Bonds of the Seventy-ninth Series and deliver the same to the NYSERDA Bond Trustee in exchange for certificates representing the same principal amount of the Prior First Mortgage Bonds delivered to the Trustee by the NYSERDA Bond Trustee, all such actions to occur simultaneously with delivery of the NYSERDA Bonds.

               SECTION 2. The Bonds of the Seventy-ninth Series shall mature according to their terms on July 1, 2029 and, in the case of the initial authentication of the Bonds of the Seventy-ninth Series, shall be dated July 1, 1994 and shall bear interest from July 1, 1994 at the rate per annum specified in the designation of such series, payable semi-annually on January 1 and July 1 in each year (computed on the basis of a 360-day year of twelve 30-day months). Definitive Bonds of said series shall be registered












          Bonds without coupons and shall be issued in denominations of $1,000 and multiples thereof.

               Subsequent to the initial authentication of the Bonds of the Seventy-ninth Series, each Bond of the Seventy-ninth Series shall be dated as of the date of its authentication, and shall bear interest from the January 1 or July 1, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is a January 1 or a July 1 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Seventy-ninth Series, in which case such Bond shall bear interest from July 1, 1994). However, so long as there is no existing default in the payment of interest on the Bonds of the Seventy-ninth Series, any such Bond authenticated by the Trustee after the close of business on the record date (as hereinafter in this Section 2 defined) for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; PROVIDED, HOWEVER, that if and to the extent the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the January 1 or July 1, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Seventy-ninth Series or, if no interest has been paid on such Bonds, from July 1, 1994.

               Notwithstanding any other provision contained herein, the obligation of the Company to make payments of the principal of and premium, if any, and interest on the Bonds of the Seventy-ninth Series shall be fully or partially satisfied and discharged, and the amount of any such payment shall be reduced, to the extent that the Trustee shall have received written notice, not less than 10 days prior to the date on which any such payment would otherwise be due, that moneys are available under the NYSERDA Bond Indenture for the payment, in full or in part, of principal and premium, if any, and interest then due on the NYSERDA Bonds and the Trustee shall not have received written notice from the Company that the obligation of the Company shall not be so satisfied and discharged and the amount of any such payment so reduced.

               The interest payable on any interest payment date shall be paid to the persons in whose names the Bonds of the Seventy-ninth Series were registered at the close of business on the record date for such payment of interest (except any such Bond which has been called for redemption on a date fixed for such redemption which is after such record date and prior to such interest payment date) notwithstanding any cancellation of Bonds of the Seventy-ninth Series upon any registration of transfer or exchange thereof between such record date and such interest payment date; except that if the Company shall default in the payment of any interest due on such interest payment date such defaulted interest shall be paid to the persons in whose names Bonds of the Seventy-ninth Series are registered either at the close of business on the date preceding the date of payment of such defaulted interest or on a subsequent record date fixed for the payment of such defaulted interest by notice given by mail by or on behalf of the Company to holders of Bonds of the Seventy-ninth Series not less than ten days preceding such subsequent record date. The term "record date" as used herein shall mean, with respect to a regular semi-annual interest payment date, the close of business on the fifteenth day of the calendar month next preceding such interest payment date or, if such fifteenth day shall be a day on which banking institutions in The City of New York are authorized by law to close, the next preceding day which shall not be a day on which such institutions are so authorized to close or, in the case of defaulted interest, the close of business on any subsequent record date established as provided above.

               All of the Bonds of the Seventy-ninth Series shall be executed in the name and on behalf of the Company by a facsimile of the signature (or manual signature) of its President or a Vice President, and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.

               Bonds of the Seventy-ninth Series shall be lettered "RU" and numbered consecutively from RU-1 upwards, or shall bear such other letters as may be provided therefor by the Board of Directors of the Company.

               Except as provided in Section 1 of Part IV hereof, both principal of and interest on the Bonds of the Seventy-ninth Series (as well as any premium thereon applicable in case of any redemption thereof prior to maturity) shall be payable at the office of the Trustee, which in the case of Marine Midland Bank, shall be its corporate trust office in the Borough of Manhattan, The City of New York, State of New York, or at such other office or agency in the Borough of Manhattan, The City of New York, State of New York, as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

               SECTION 3. In the manner and subject to the terms and conditions in this Section 3 provided, the Company, at its option, shall have the right to redeem the outstanding Bonds of the Seventy-ninth Series, either as a whole or in part, on any date on or after July 1, 2004 and prior to maturity, whether or not an interest payment date, upon notice given as hereinafter in this Section 3 provided, at the applicable redemption prices provided in the form of the definitive Bond of the Seventy-ninth Series as contained in Section 6 of this Part II, together with interest accrued to the date fixed for redemption. The Bonds of the Seventy-ninth Series may also be redeemed at the option of the Company, at any time, either as a whole or in part, at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon the occurrence of any of the events specified in Section
          2.02.6 of the NYSERDA Bond Indenture.

               Notwithstanding any other redemption provisions contained herein, the Bonds of the Seventy-ninth Series are subject to mandatory redemption in the event of any optional or mandatory redemption of the NYSERDA Bonds, upon notice given as hereinafter in this Section 3 provided, at the applicable redemption price specified in the NYSERDA Bond Indenture for the NYSERDA Bonds being redeemed, in such amount as, together with any moneys available therefor under the NYSERDA Bond Indenture, shall be required, in accordance with the provisions of the Participation Agreement, to pay the principal of and premium, if any, and interest on the NYSERDA Bonds so redeemed.

               The Bonds of the Seventy-ninth Series are also subject to mandatory redemption, as a whole but not in part, upon receipt by the Trustee and the Company of a written statement (the "Redemption Statement") from the NYSERDA Bond Trustee that the principal of all NYSERDA Bonds then outstanding has been declared to be immediately due and payable pursuant to Section 10.01 of the NYSERDA Bond Indenture. The Company shall thereupon fix a redemption date, to occur at least 30 days and not more than 90 days following receipt of the Redemption Statement, and shall give written notice thereof (the "Redemption Notice") to the Trustee and the NYSERDA Bond Trustee at least 30 days prior to such date. No Redemption Notice shall be deemed to have been given, and the Bonds of the Seventy-ninth Series shall not be redeemed, if a written cancellation of the Redemption Statement by the NYSERDA Bond Trustee is delivered to the Trustee and the Company prior to the receipt of the Redemption Notice by the NYSERDA Bond Trustee. Any such redemption of the Bonds of the Seventy-ninth Series shall be at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption.

               No redemption of the Bonds of the Seventy-ninth Series, either as a whole or in part, may be made except in connection with the payment of a like principal amount of NYSERDA Bonds, either by redemption or at maturity (stated or otherwise).

               In case the Company shall at any time desire or be required so to redeem part or all of the Bonds of the Seventy-ninth Series then outstanding, the Company shall give to the Trustee notice in writing at least 60 days prior to the redemption date fixed by the Company (unless a shorter notice shall be satisfactory to the Trustee) of the principal amount of Bonds of such series which it desires or is required to redeem, specifying the date on which it desires or is required to make redemption. There shall be furnished to the Trustee a certificate or opinion executed by the












          President or a Vice President and the Treasurer or an Assistant Treasurer of the Company stating that the conditions precedent specified in this Section 3 with respect to such redemption have been complied with and the Trustee may conclusively rely thereon. As soon as practicable thereafter, the Trustee shall select in any manner deemed by it proper the numbers of the Bonds to be redeemed in whole or in part and shall notify the Company in writing of the number of the Bonds so selected. The Company shall thereupon cause to be mailed to the respective registered owners of the Bonds of the Seventy-ninth Series designated for redemption, at least 30 days and not more than 90 days prior to the date of redemption, at their addresses appearing upon the Bond registration books, a notice of such intended redemption, stating the redemption date and the redemption price and designating the serial numbers of the Bonds of the Seventy-ninth Series to be redeemed in whole or in part and the portion of the principal amount of any such Bonds to be redeemed in part and requiring that such Bonds be surrendered on the redemption date at the corporate trust office of the Trustee, or at such other office or agency as shall be maintained by the Company for such purpose, for redemption at the said redemption price, giving notice also that interest on such Bonds or such portions of Bonds will not accrue after the designated redemption date. If less than the whole of the principal of any Bond shall be called for redemption, said notice shall also state that such Bond is to be redeemed in part, and that, upon the presentation of such Bond for redemption, there will be issued, in lieu of the unredeemed portion of the principal thereof, a new Bond or Bonds of the same series for an aggregate principal amount equal to such unredeemed portion.

               In case the Company shall desire to redeem all of the Bonds of the Seventy-ninth Series outstanding on the date on which it desires to make redemption, it shall give adequate notice of redemption thereof by mailing in the same manner as for redemption of less than all of the Bonds of such series.

               The Trustee may, to the extent permitted by the provisions of Section 4 of Article Tenth of the Indenture, accept the certificate of the President or any Vice President or the Treasurer of the Company as sufficient evidence that the requirements as to mailing of notices of the call for redemption have been fully complied with or the Trustee may, at its option and at the expense and on behalf of the Company, give such notice and take any other action required of the Company in connection with such redemption.

               SECTION 4. Prior to the redemption date specified in any such notice, the Company shall deposit with the Trustee a sum of money, of the character specified as the medium of payment in the Bonds of the Seventy-ninth Series called for redemption, which together with any moneys available therefor under the NYSERDA Bond Indenture is sufficient to redeem, at the redemption price payable as hereinbefore provided, the Bonds of such series designated for redemption and the called part of any Bond of such series called only in part, and to pay the interest accrued thereon up to said redemption date, to be applied by the Trustee to the payment of such Bonds (and the called part of any such Bond) and such accrued interest thereon upon presentation and surrender of such Bonds, together with duly executed instruments of transfer, at the corporate trust office of the Trustee, or at such other office or agency as shall be maintained by the Company for such purpose; and, after such deposit shall have been made, such Bonds so called in whole and the called part of any such Bond called only in part, whether or not presented for redemption, shall cease to be entitled to any benefit, lien or security under the Indenture, no interest will accrue thereon on or after the redemption date duly specified in said notice, and claims for interest, if any, appertaining to such Bonds, and the called part of any such Bond called only in part, maturing after that date shall be void. All Bonds so redeemed shall forthwith be cancelled and, upon its written request, delivered to the Company or otherwise disposed of; and no Bonds shall be issued hereunder in place of any such Bonds, except as otherwise provided in Article Fourth of the Indenture and except that, if less than the entire principal amount of any Bond shall be so redeemed, upon presentation of such Bond so called in part, with proper instruments of transfer if required, at or after the time fixed for the payment of said Bonds so called for redemption, payment of the principal amount of the part thereof so called shall be made upon surrender and cancellation of said Bond so presented, and one or more Bonds of the same series, for a principal amount equal to the uncalled and unpaid balance of the principal amount of such Bond, will be executed by the Company and shall be authenticated and delivered by the Trustee to the owner of such Bond, without expense to such owner.

               SECTION 5. The registered owner (or assigns) of any Bond of the Seventy-ninth Series may at any time surrender the same at the corporate trust office of the Trustee, or at any other office or agency of the Trustee or the Company maintained for such purpose, and with instruments of transfer satisfactory to the Trustee, and subject to the terms, conditions and limitations specified in the Indenture, shall be entitled to receive in exchange therefor an equal principal amount of Bonds of said series of other authorized denominations; and the Company will provide, and the Trustee shall authenticate and deliver, the Bonds necessary to make such exchange. The provisions of Section 12 of Article Second of the Original Indenture to the contrary notwithstanding, no payment of a service charge shall be required for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

               SECTION 6. The definitive Bonds of the Seventy-ninth Series, and the Trustee's Certificate to be inscribed on all Bonds of said series, are to be substantially in the forms following, respectively:















            [FORM OF FACE OF DEFINITIVE BOND OF THE SEVENTY-NINTH SERIES]


          No. RU                                                  $____

                           NIAGARA MOHAWK POWER CORPORATION

                                 FIRST MORTGAGE BOND
                            7.20% SERIES DUE JULY 1, 2029

               NIAGARA MOHAWK POWER CORPORATION, a New York corporation (herein called the "Company"), for value received, hereby
          promises to pay to                , or registered assigns, the
          principal sum of ONE HUNDRED AND FIFTEEN MILLION, SEVEN HUNDRED AND FIVE THOUSAND DOLLARS ($115,705,000) on July 1, 2029, and to pay interest from July 1, 1994 or from the January 1 or July 1, as the case may be, next preceding the date of this Bond to which interest has been paid or provided for on such principal sum at the rate per annum specified in the title of this Bond semi-annually on January 1 and July 1, in each year (computed on the basis of a 360-day year of twelve 30-day months), until payment of such principal sum has been made or duly provided for, to the registered owner hereof as of the close of business on the fifteenth day of the month next preceding the month in which an interest payment is due, except as otherwise provided on the reverse hereof or in the Indenture.

               Both principal of and interest on this Bond (as well as any premium hereon in case of the redemption hereof prior to maturity) are payable at the corporate trust office of the Trustee hereinafter named, in the Borough of Manhattan, City and State of New York, or at such other office or agency in said Borough as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

               Reference is made to the further provisions of this Bond set forth on the reverse hereof, which for all purposes have the same effect as though fully set forth at this place.

               This Bond shall not be valid or obligatory for any purpose until authenticated by the execution by the Trustee of the certificate inscribed hereon.

               IN WITNESS WHEREOF, the Company has caused this Bond to be executed in its corporate name by a facsimile of the signature (or manual signature) of its President or a Vice President and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.












          Dated:                                NIAGARA MOHAWK POWER
                                                  CORPORATION

                                                By_______________________
                                                    Vice President

          [Corporate Seal]



          Attest:



          ________________________
               Secretary

                           [FORM OF TRUSTEE'S CERTIFICATE]


               This is one of the Bonds of the Series designated above described in the within-mentioned Indenture.


                                        MARINE MIDLAND BANK,
                                        as Trustee


                                        By______________________
                                          Authorized Officer

                         [FORM OF REVERSE OF DEFINITIVE BOND
                             OF THE SEVENTY-NINTH SERIES]


               This Bond is one of a duly authorized issue of Bonds of the Company, of an unlimited (except as provided in the Indenture hereinafter mentioned) permitted principal amount, all issued or to be issued in one or more series (the Bonds of the series of which this Bond is a part being herein called the "Bonds of the Seventy-ninth Series"), all of the Bonds of all series being issued or to be issued under and, irrespective of the time of issue, all equally secured by a Mortgage Trust Indenture (herein, with all instruments stated to be supplemental thereto to which the Trustee hereinafter named is or shall be a party, called the "Indenture"), dated as of October 1, 1937, to Marine Midland Bank (successor to Marine Midland Bank, N.A., a national banking association and, in turn, successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named The Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank -- New York and hereinafter, with its successors as defined in the Indenture, referred to as the "Trustee"), to which Indenture, an executed counterpart of which is on file with the Trustee, reference is hereby made for a description of the property mortgaged and pledged to the Trustee, and for a statement of the nature and extent of the security, the rights of the holders of the Bonds with respect to such security, and the terms and conditions upon which said Bonds are or are to be issued and secured; but neither the foregoing reference to the Indenture, nor any provision of this Bond or of the Indenture, shall affect or impair the obligation of the Company, which is absolute and unconditional, to pay, at the stated or accelerated maturities herein provided, the principal of, and premium, if any, and interest on this Bond as herein provided.

               Notwithstanding any other provision contained herein, the obligation of the Company to make payments of the principal of and premium, if any, and interest on the Bonds of the Seventy-ninth Series shall be fully or partially satisfied and discharged, and the amount of any such payments shall be reduced, to the extent that the Trustee shall have received written notice, not less than 10 days prior to the date on which any such payment would otherwise be due, that moneys are available under the Indenture of Trust (the "NYSERDA Bond Indenture") dated as of October 1, 1992 between the New York State Energy Research and Development Authority ("NYSERDA") and The Bank of New York, as trustee (such trustee and any successor thereto being hereinafter referred to as the "NYSERDA Bond Trustee"), for the payment, in full or in part, of principal and premium, if any, and interest then due on the New York State Energy Research and Development Authority Pollution Control Refunding Revenue Bonds (Niagara Mohawk Power Corporation Project), 1994 Series A (the "NYSERDA Bonds") and the Trustee shall not have received written notice from the Company that the obligation of the Company shall not be so satisfied and discharged in the amount of any such payment so reduced.

               The Indenture and the rights and obligations of the Company and of the holders of the Bonds thereunder may be changed or modified at any time upon the consent and approval of the Company and of the holders of 66-2/3 per cent in principal amount of the Bonds then outstanding affected by such change or modification, given as provided in the Indenture, and in the manner and subject to the limitations therein set forth; provided, that no such change or modification shall (a) alter or impair the obligation of the Company to pay the principal of, and premium, if any, and interest on any Bond at the time and place and at the rate and in the currency provided therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, be consented to by the holders of all outstanding Bonds, (c) affect the Trustee unless consented to by the Trustee or (d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

               The principal of this Bond together with accrued interest thereon may be declared, or may become, due and payable before maturity in certain events, on the conditions, in the manner and with the effect set forth in the Indenture.

               Subsequent to the initial authentication of the Bonds of the Seventy-ninth Series, each Bond of the Seventy-ninth Series shall be dated as of the date of its authentication, and shall bear interest from the January 1 or July 1, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is on a January 1 or a July 1 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Seventy-ninth Series, in which case such Bond shall bear interest from July 1, 1994). However, so long as there is no existing default in the payment of interest on the Bonds of the Seventy-ninth Series, any such Bond authenticated by the Trustee after the close of business on the record date for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the January 1 or July 1, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Seventy-ninth Series or, if no interest has been paid on such Bonds, from July 1, 1994.

               The Bonds of the Seventy-ninth Series may be redeemed at the option of the Company, either as a whole or in part, at any time, on and after July 1, 2004 at the following redemption prices (expressed in percentages of principal amount):

          In the 12 Months' Period
          Ending (and Including)
          June 30,                                              Redemption
                                                                  Price

          2005                                                    102%
          2006                                                    101
          2007 and thereafter                                     100


          together, in each case, with interest accrued to the date fixed for redemption, upon notice mailed to the respective registered owners of the Bonds of the Seventy-ninth Series designated for redemption at least 45 days and not more than 90 days prior to the date of redemption, at their addresses appearing upon the Bond registration books, all subject to the conditions more fully set forth in the Indenture. The Bonds of the Seventy-ninth Series may also be redeemed at the option of the Company, at any time, either as a whole or in part, at the redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon the occurrence of any of the events specified in Section 2.02.6 of the NYSERDA Bond Indenture.

               The Bonds of the Seventy-ninth Series are subject to mandatory redemption in the event of any optional or mandatory redemption of the NYSERDA Bonds, in each case upon notice given as provided above, at the applicable redemption price specified in the NYSERDA Bond Indenture for the NYSERDA Bonds being redeemed, in such amount as, together with any moneys available therefor under the NYSERDA Bond Indenture, shall be required, in accordance with the provisions of the Participation Agreement dated as of October 1, 1992 between the Company and NYSERDA, to pay the principal of and premium, if any, and interest on the NYSERDA Bonds so redeemed.

               The Bonds of the Seventy-ninth Series are also subject to mandatory redemption, as a whole but not in part, at a redemption price equal to 100% of the principal amount thereof, together with interest accrued to the date fixed for redemption, upon a declaration by the NYSERDA Bond Trustee that the principal of all NYSERDA Bonds then outstanding is immediately due and payable pursuant to Section 10.01 of the NYSERDA Bond Indenture and upon written notice thereof to the NYSERDA Bond Trustee at least 30 days prior to the date fixed for redemption, provided that no written cancellation of such declaration shall have been received by the Trustee and the Company prior to notice of such redemption having been given to the NYSERDA Bond Trustee.

               The Bonds of the Seventy-ninth Series may not be redeemed, either as a whole or in part, except in connection with the payment of a like principal amount of NYSERDA Bonds, either by redemption or at maturity (stated or otherwise).

               No recourse shall be had for the payment of any part of principal of, or interest on, this Bond (as well as any premium hereon in case of the redemption hereof prior to maturity) or for any claim based hereon or thereon, or otherwise in any manner with respect hereto, or with respect to the Indenture, to or against any incorporator or any past, present or future stockholder, officer or director of the Company or of any successor corporation, either directly or through the Company or any successor corporation, whether by virtue of any constitution, statute or other provision of law, or by the enforcement of any assessment or penalty, or otherwise, all such liability being expressly waived and released by the acceptance of this Bond and as part of the consideration for the issue hereof, as provided in the Indenture.

               If this Bond or any part hereof is called for redemption and payment duly provided, this Bond or such part hereof shall cease to bear interest from and after the date fixed for such redemption.

               Registration of transfer of this Bond may be made by the registered owner (or assigns) in person or by duly authorized attorney, at the corporate trust office of the Trustee, or at such other offices or agencies of the Trustee or the Company as shall be maintained for such purpose, upon the surrender of this Bond, and thereupon a new Bond or Bonds of authorized denominations of the same series for a like aggregate principal amount will be issued to the registered transferee, all in the manner and subject to the terms, conditions and limitations specified in the Indenture. No service charge shall be made for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto. The Company and the Trustee may deem and treat the person in whose name this Bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal, and premium, if any, and interest due hereon (subject to the provisions of the first paragraph of this Bond), and for all other purposes, and neither the Company, the Trustee nor any paying agent or agency shall be affected by any notice to the contrary, whether this Bond or such premium, if any, or interest shall be overdue or not.

















                                       PART III

                           MAINTENANCE FUND PROVISIONS AND
                             RESTRICTIONS AS TO DIVIDENDS

               SECTION 1. The Company covenants that so long as any of the Bonds of the Seventy-ninth Series shall be outstanding, it will comply with the provisions of Section 22 (providing for a maintenance fund for the benefit of Bonds issued under the Indenture) and Section 23 (providing for certain restrictions on the payment of dividends) of Article Fifth of the Indenture as added by the Supplemental Indenture dated as of March 1, 1978.


                                       PART IV.

                     PROVISIONS RELATING TO INSTITUTIONAL HOLDERS

               SECTION 1. Any term of the Indenture or of the Bonds of the Seventy-ninth Series to the contrary notwithstanding, so long as the NYSERDA Bond Trustee (herein called the "Original Holder") or any of its nominees shall be a holder of any of the Bonds of the Seventy-ninth Series, or if any other institutional holder or its nominee or nominees shall at any time be the holder or holders of at least 5% in aggregate principal amount of the Bonds of the Seventy-ninth Series then outstanding (any such other institutional holder being herein called an "Institutional Holder"), payment to such holder of the principal of and the premium, if any, on any such Bond being redeemed in part and payment of the interest on such Bond shall be made in such manner and at such place as shall be specified by the Original Holder or such Institutional Holder in a written notice filed with the Company, and without any requirement of surrendering such Bond to the Trustee or noting payments thereon. As a condition to making any such payment, there shall be filed with the Trustee an agreement by the Original Holder or other Institutional Holder (designating its nominee or nominees, if any) that in the event that it shall sell or transfer any such Bond it will (a) make a notation thereon of all principal, if any, paid on such Bond and will also note the date to which interest has been paid on such Bond, and (b) promptly notify the Company and the Trustee of the name and address of the transferee of any such Bond so sold or transferred by such holder. Upon request of the Trustee there shall be furnished to the Trustee a certificate or opinion made by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company whether the holder of any of the Bonds of the Seventy-ninth Series, other than the Original Holder or its nominee or nominees, is an Institutional Holder and the Trustee may conclusively rely thereon. The Trustee shall not be liable or responsible to the Original Holder or any














          Institutional Holder or to the Company or to any other person for any act or omission to act on the part of the Company or the Original Holder or such Institutional Holder in connection with the foregoing. The Company will indemnify and save the Trustee harmless against any liabilities resulting from any such act or omission.

               SECTION 2. Any term of the Indenture or of the Bonds of the Seventy-ninth Series to the contrary notwithstanding, so long as the Original Holder or any Institutional Holder, or a nominee of the Original Holder or such Institutional Holder, shall be a holder of any of the Bonds of the Seventy-ninth Series, in case of any partial redemptions of the Bonds of the Seventy-ninth Series the Trustee shall prorate the principal amount of such Bonds to be redeemed among all holders of such Bonds in proportion to the principal amount of such Bonds registered in the name of each such holder and shall then designate for redemption with respect to each such holder particular Bonds of such series or portions thereof equal to the principal amount of Bonds to be redeemed so prorated to such registered owner; PROVIDED, HOWEVER, that in any such prorating pursuant to this paragraph the Trustee shall, according to such method as it shall deem proper in its discretion, make such adjustments by increasing or decreasing by not more than $1,000 the amount which would be allocable on the basis of exact proportion to any one or more holders of such Bonds, as may be required to provide that the principal amount so prorated shall be in each instance an integral multiple of $1,000.


                                       PART V.

                            FUTURE AMENDMENTS OF INDENTURE

               SECTION 1. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, as follows:


                  (A) by deleting the provisions of subparagraph 1(b) of
               Paragraph F of Section 6 of Article Fourth thereof, of subparagraph 1(b) of Paragraph E of Section 7 of Article Fourth thereof and of subsection 1(b) of Section 8 of Article Fourth thereof;

                  (B) by restating Paragraph A of Section 7 of Article
               Fourth of the Indenture so that, as so restated, it shall be and read as follows:















                  "A. The Bonds, Underlying Mortgage Obligations and
               Constituent Corporation Bonds, if any, for which Bonds are then to be issued under this Section 7, shall not previously have been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, or retired out of moneys paid out by the Trustee under the provisions of
               Section 9 of this Article Fourth or Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, or used as the basis for a credit under Section 4 of Article Third of this Indenture.";

          and

                  (C) by restating subsection (a) of subparagraph 3 of
               Paragraph E of Section 7 of Article Fourth of the Indenture so that, as so restated, it shall be and read as follows:

                  "(a) That the Bonds, Underlying Mortgage
               Obligations and Constituent Corporation Bonds, if any, for which Bonds are then to be issued under this
               Section 7, had not been made the basis for the issuance of Bonds or for the withdrawal of money under any provision of this Indenture, and had not been retired out of moneys paid out by the Trustee under the provisions of Section 9 of this Article Fourth or
               Section 2 of Article Seventh hereof, or retired with moneys deposited under an Underlying Mortgage or Constituent Corporation Mortgage and representing the proceeds of any insurance on the Mortgaged Property or of any part of the Mortgaged Property which shall have been released from the lien of this Indenture, and had not been used as the basis for a credit under Section 4 of Article Third of this Indenture."

               SECTION 2. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Ninth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Section 19 at the end of said Article Ninth:

                  "SECTION 19.  All parties to this Indenture agree, and
               each holder of Bonds by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the














               Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the Trustee, to any suit instituted by any holder, or group of holders, of more than 10% in aggregate principal amount of the Bonds outstanding, or to any suit instituted by any holder of Bonds for the enforcement of the payment of the principal of (or premium, if any) or interest on any Bond on or after the maturity date expressed in such Bond."

               SECTION 3. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Eleventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 2 thereof so that, as so amended, it shall be and read as follows:

                  "SECTION 2.  Anything herein contained to the
               contrary notwithstanding, any moneys at any time deposited with the Trustee pursuant to the provisions hereof for the payment of the principal, premium or interest of or upon any Bond or interest coupon and remaining unclaimed for three (3) years after the date upon which such payment shall have become due shall, upon the request of the Company, be repaid to it by the Trustee; provided, that, before being required to make any such repayment, the Trustee may, at the expense of the Company, cause to be published, once a week for four (4) successive calendar weeks, in a daily newspaper, printed in the English language, published and of general circulation in the Borough of Manhattan, The City of New York, State of New York, and in a daily newspaper, printed in the English language, published and of general circulation in each of the other cities (if any) in which such principal, premium or interest, as the case may be, was payable in accordance with the terms of the Bond or interest coupon with respect to which such moneys were deposited, notice that the said moneys have not been claimed, and that after a date named in such notice, the balance of such moneys then unclaimed will be repaid to the Company."

               SECTION 4. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-














          ninth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph A of Section 2 of Article Twelfth of the Indenture by the addition of the following:

                  "The Trustee may, and, upon written request of the
               Company or of the holders of a majority in principal amount of the Bonds outstanding, shall, fix a day, not less than ten (10) days prior to the date of first publication of notice of such meeting, as a record date for the determination of holders of Registered Bonds without coupons, and of Coupon Bonds registered as to principal (otherwise than to bearer), entitled to notice of and to vote at such meeting and any adjournment thereof, and only such registered holders who shall have been such on the date so fixed shall be entitled to notice of and to vote such Bonds at such meeting, and the Registered Bonds without coupons, and the Coupon Bonds registered as to principal (otherwise than to bearer), on such record date may be voted at such meeting and any adjournment thereof only by the persons who shall have been registered holders of such Bonds on such record date or their proxies, notwithstanding any registration of transfer of any such Bonds on the books of the Company after such date. If any Registered Bonds without coupons shall be transferred or shall be exchanged for Coupon Bonds after such record date, or if any Coupon Bonds registered as to principal (otherwise than to bearer) on such record date shall thereafter be registered to bearer, a suitable notation shall be made upon such Bonds at the time of registration of transfer from such registered holder's name or exchange, as the case may be, to record the fact that the registered holder of such Bonds on said record date or his proxies shall be the only persons entitled to vote such Bonds at the meeting. If any Coupon Bond not registered as to principal upon such record date is thereafter so registered (otherwise than to bearer) or is thereafter exchanged for a Registered Bond, the first registered holder in whose name such Bond shall be so registered shall be deemed to have been the registered holder of such Bond on the record date for the purposes of this section, and upon such registration or exchange a notice of such meeting shall be delivered to such registered holder. In any case where a record date is fixed as aforesaid, the list of Bondholders referred to in Paragraph B of this Section 2 shall be based upon the holdings of Bonds on such record date, but shall also include the holder of Coupon Bonds registered as to principal (otherwise than to bearer)














               after such record date and prior to such meeting and the holders of Registered Bonds received in exchange for Coupon Bonds after such record date and prior to such meeting."

               SECTION 5. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Paragraph G to Section 2 thereof:

                  "G.  Whenever the Company shall deliver to the
               Trustee an instrument or instruments executed by holders of at least sixty-six and two-thirds per centum (66-2/3%) in aggregate principal amount of the Bonds affected and outstanding at the time of such delivery, consenting to the substance of a proposed modification or amendment to the provisions hereof, thereupon the Trustee shall execute a supplemental indenture in substantially the form provided for by or in such instrument or instruments, and no holder of any Bond shall have any right or interest to object to the execution of said supplemental indenture or to object to any of the terms or provisions therein contained, or the operation thereof, or in any manner to question the propriety of the execution thereof, or to enjoin or restrain the Trustee or the Company from executing the same or from taking any action pursuant to the provisions thereof, provided that, in lieu of an instrument or instruments executed by holders of Bonds, the consent of the holders of any series of Bonds to any such proposed modification or amendment may be set forth in and evidenced by the supplemental indenture establishing the terms and provisions of such series; and provided further that no such change or modification shall (a) alter or impair the obligation of the Company to pay the principal and interest on any Bond outstanding at the time and place and at the rate and in the currency prescribed therein, without the consent of the holder of such Bond, (b) permit the creation by the Company of any mortgage, or lien in the nature of a mortgage, ranking prior to or pari passu with the lien of the Indenture, or alter adversely to the Bondholders the character of the lien of the Indenture, except as in the Indenture otherwise expressly provided, unless the creation of such mortgage or lien, or such alteration of the lien of the Indenture, be consented to by the holders of all outstanding Bonds, (c) affect the Trustee unless consented to by the Trustee or (d) permit a reduction of the percentage required for any change or modification of the Indenture, without the consent of the holders of all outstanding Bonds.

                  It shall not be necessary for any consent of
               Bondholders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent approves the substances of the matters to which such consent relates. Any consent executed and delivered by any Bondholder shall be binding upon all future holders of Bonds held by such Bondholder at the time of execution of such consent, including without limitation any Bonds issued in substitution or exchange therefor, whether upon transfer or otherwise."

               SECTION 6. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Thirteenth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 1 thereof so that, as so amended, it shall be and read as follows:

                  "Section 1. Any demand, consent, waiver, request,
               notice or other instrument in writing required or provided by this Indenture to be signed or executed by the holders of any Bonds may be in any number of concurrent writings of similar tenor, and may be signed or executed by such holders in person or by attorney appointed in writing.

                  The fact and date of the execution by any person of any
               such instrument, or of the writing appointing any such attorney, and of the ownership by any person of any Bonds, may be proved in any manner deemed sufficient by the Trustee, and such proof shall be conclusive in favor of the Trustee and the Company.

                  Without limiting the generality of the foregoing
               paragraph:

                  A. The signature on a proxy, consent or other such
               instrument or writing, if believed by the Trustee to be genuine, shall be sufficient to establish the fact of the execution thereof.

                  B. The fact of the ownership of any Coupon Bond which
               shall not at the time be registered as to principal or shall be registered to bearer, and the denomination and serial number of such Bond and the date of holding the same, may be proved by a certificate executed by any trust company, bank, banker or other depositary (wherever situated), showing that at the date therein mentioned the person named in such certificate had on deposit with such depositary the Bond described in such certificate. For all purposes of this Indenture and of any proceedings pursuant hereto for the enforcement hereof or otherwise, to the extent permitted by the provisions of Section 4 of Article Tenth, such person shall be deemed to continue to be the owner of such Bond until the Trustee shall have received notice in writing to the contrary. The ownership of any Registered Bond or of any Coupon Bond which shall at the time be registered as to principal (otherwise than to bearer) shall be proved by the register of Bonds maintained for such purpose."

               SECTION 7. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending subparagraph (3) of Paragraph E of Section 9 thereof so that, as so amended, it shall be and read as follows:

                  "(3) A statement, in form satisfactory to the
               Trustee, signed by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company, and verified on information and belief by one of such officers not more than sixty (60) days prior to the receipt thereof by the Trustee, certifying (a) that the Bonds so delivered had previously been actually negotiated by the Company for value; (b) that the Company had bona fide purchased or contracted to purchase the said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds at prices (inclusive of accrued interest) to be set forth in the statement, and that such prices were not in excess of 115% of the principal amount of said Bonds, Underlying Mortgage Obligations and Constituent Corporation Bonds; (c) that the Company is not, so far as known to the officers signing such statement, in default with respect to the performance or observance of any covenant or agreement contained in this Indenture; and (d) that it is not then necessary to retire the Underlying Mortgage Obligations to be purchased to eliminate any excess of the nature described in Paragraph D of Section 7 hereof."

               SECTION 8. The Company reserves the right, without any consent or other action by holders of the Bonds of the Seventy-ninth Series or of any subsequently created series, to amend at any time Article Seventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph E of Section 2 thereof so that, as so amended, it shall be and read as follows:

                  "E.  To the purchase of Bonds of any series issued
               and outstanding hereunder or of Underlying Mortgage Obligations or of Constituent Corporation Bonds at not in excess of 115% of the principal amount thereof, in accordance with the provisions of Paragraph E of
               Section 9 of Article Fourth."


                                       PART VI.

                                     THE TRUSTEE

               SECTION 1. The Trustee hereby accepts the trusts hereby declared and provided, and agrees to perform the same upon the terms and conditions set forth in the Original Indenture and in the indentures supplemental thereto including this Supplemental Indenture and upon the following terms and conditions:

               The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Supplemental Indenture, or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely. To the extent permitted by the provisions of Section 4 of Article Tenth of the Indenture, the Trustee shall not be answerable or accountable for anything whatsoever in connection with this Supplemental Indenture except for its own wilful misconduct or negligence.







                                      PART VII.

                               MISCELLANEOUS PROVISIONS

               SECTION 1. This Supplemental Indenture shall, pursuant to the provisions of Section 4 of Article Twelfth of the Indenture, hereafter form a part of the Indenture; and all the terms and conditions contained in this Supplemental Indenture as to any provision authorized to be contained herein shall be and be deemed to be part of the terms and conditions of the Indenture for any and all purposes. Except as expressly amended and supplemented by this Supplemental Indenture, the Indenture is hereby ratified and confirmed in all respects.

               SECTION 2. This Supplemental Indenture may be simultaneously executed in any number of counterparts, and each of such counterparts shall for all purposes be deemed to be an original and shall remain in full force and effect, and all such counterparts shall together constitute but one and the same instrument.

               IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be executed in their respective corporate names by their respective officers thereunto duly authorized, and their respective corporate seals to be hereto attached and to be duly attested, all as of the day and year first above written.


                                                NIAGARA MOHAWK POWER
                                                 CORPORATION


          [CORPORATE SEAL]                          By  /s/ John W. Powers
                                                   Sr. Vice President




          Attest:


           /s/ Harold J. Bogan          ____________________
          Secretary


                                                MARINE MIDLAND BANK


          [CORPORATE SEAL]                          By  /s/ Metin Caner

                                                   Assistant Vice President
















          Attest:


           /s/ Ellen M. Hughes
          Corporate Trust Officer





          STATE OF NEW YORK  )
                             ): ss.:
          COUNTY OF ONONDAGA )

               On this 1st day of July, 1994, before me personally came John W. Powers, to me personally known, who, being by me duly sworn, did depose and say that he resides at 112 Wooded Heights Drive, Camillus, New York, 13031; that he is the Senior Vice President of NIAGARA MOHAWK POWER CORPORATION, the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


                                         /s/ Ingrid E. Clark
                                             Notary Public




          STATE OF NEW YORK  )
                           ): SS.:
          COUNTY OF NEW YORK )

               On this 30th day of June, 1994, before me personally came Metin Caner to me personally known, who, being by me duly sworn, did depose and say that he resides at 2350 Broadway, New York, New York 10024; that he is an Assistant Vice President of MARINE MIDLAND BANK, the trust company described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


                                         /s/ Juan C. Ospina
                                             Notary Public

                                                  Exhibit 10-23(A)




    November 8, 1994




    Mr. John W. Powers
    Senior Vice President -
    Finance & Corporate Services
    Niagara Mohawk Power Corporation
    300 Erie Boulevard West
    Syracuse, New York 13202

    Dear Mr. Powers:

    This letter confirms the terms of the recent agreement reached between you and Niagara Mohawk Power Corporation (the "Company") relating to the continuation of your employment by the Company.

    You have agreed to forego electing to immediately retire and have thereby waived your options under the Company's Voluntary Employee Reduction Program. You have agreed to continue your employment until December 31, 1996, at which time you will retire from employment by the Company.

    In consideration for your agreement to continue your employment by the Company until December 31, 1996, the Company agrees to the following:

    (1) Following the successful closing of the sale of HYDRA-CO Enterprises, Inc., you will be entitled to a lump sum payment of $30,000. This payment will not be included in the calculation of your benefit under the Company's Supplemental Executive Retirement Plan ("SERP").





    (2) Upon your retirement on December 31, 1996, you will be entitled to receive a severance allowance in an amount equal to one-half of your annual salary in effect at that time. In the event of your death prior to December 31, 1996, the severance allowance would be paid to your designated beneficiary or, if no such beneficiary is designated, your estate.

    (3) Upon your retirement on December 31, 1996, your target benefit under the SERP will be no less than the current target benefit of $123,479. Furthermore, the calculation of your SERP target benefit will include fees you receive during 1994, 1995 and 1996 as a member of the Board of Directors of the Company's subsidiary Canadian Niagara Power Company, Limited.

    Except   as  provided  above,  the  terms  and  conditions  of  the
    Employment Agreement dated as of January 1, 1993 between the Company and you shall remain in full force and effect.

    Please  acknowledge  your   understanding  of  this  agreement   by
    executing this document in the space provided below.


    NIAGARA MOHAWK POWER CORPORATION



    By:______________________________
         David J. Arrington
         Senior Vice President -
          Human Resources


    Accepted and Agreed:


    __________________           _______________________________
         Date                            John W. Powers

                                                                                               Exhibit 11

                               NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARIES

                     COMPUTATION OF AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING

                                                                                           Average Number
                                                (1)            (2)                            of Shares
                                             Shares of       Number            (3)         Outstanding as
                                              Common         of Days        Share Days     Shown on Consolidated
            Year Ended December 31,            Stock      Outstanding         (2 x 1)      Statement of Income
                                                                                           (3/Number of days
                                                                                             in year)


                    1994

      January 1 - December 31               142,427,057        365       51,985,875,805

      Shares sold at various times
       during the year -

           Employee Savings Fund Plan           857,700         *           152,153,100

           Dividend Reinvestment Plan         1,026,709         *           152,123,611

                                            144,311,466                  52,290,152,516             143,260,692

                    1993

      January 1 - May 4                     137,159,607        124       17,007,791,268
      Shares sold May 5                       4,494,000


      May 5 - December 31                   141,653,607        241       34,138,519,287

      Shares sold at various times
        during the year -

           Employee Savings Fund Plan           140,000         22            3,080,000

           Dividend Reinvestment Plan           632,341         *           102,395,031

           Acquisition - Syracuse
             Suburban Gas Company, Inc.           1,109         *               350,374


                                            142,427,057                  51,252,135,960      140,416,811

                    1992

      January 1 - December 31               136,099,654        366       49,812,473,364

      Shares sold at various times
        during the year -

           Employee Savings Fund Plan           240,866         *            45,435,347

           Dividend Reinvestment Plan           463,736         *            59,130,626

           Acquisition - Syracuse
             Suburban Gas Company, Inc.         355,351         *            67,443,538

                                            137,159,607                  49,984,482,875      136,569,625


       *   Number of days outstanding not shown as shares represent an accumulation of weekly, monthly and quarterly sales throughout the year.  Share days for shares sold are based on the total number of days each share was outstanding during the year.

      Note:  Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.



                                                                                               Exhibit 12


                           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                     Statement Showing Computations of Ratio of Earnings to Fixed Charges,
      Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred
     Stock Dividends

                                                                  Year Ended December 31,

                                                       1994        1993      1992      1991      1990

      A.  Net Income per Statements of Income (a)     $176,984   $271,831  $256,432  $243,369  $ 82,878
      B.  Taxes Based on Income or Profits             111,469    147,075   155,504   133,895    61,119
      C.  Earnings, Before Income Taxes                288,453    418,906   411,936   377,264   143,997
      D.  Fixed Charges (b)                            315,274    319,197   332,413   346,255   347,957
      E.  Earnings Before Income Taxes and Fixed
          Charges                                      603,727    738,103   744,349   723,519   491,954
      F.  Allowance for Funds Used During Construction   9,079     16,232    21,431    18,931    21,414
      G.  Earnings Before Income Taxes and Fixed
          Charges without AFC                         $594,648   $721,871  $722,918  $704,588  $470,540

          Preferred Dividend Factor:

      H.  Preferred Dividend Requirements             $ 33,673   $ 31,857  $ 36,512  $ 40,411  $ 42,300
      I.  Ratio of Pre-Tax Income to Net Income
          (C / A)                                         1.63       1.54      1.61      1.55      1.74
      J.  Preferred Dividend Factor (H x I)           $ 54,887   $ 49,060  $ 58,784  $ 62,637  $ 73,602
      K.  Fixed Charges as above (D)                   315,274    319,197   332,413   346,255   347,957
      L.  Fixed Charges and Preferred Dividends
          Combined                                    $370,161   $368,257  $391,197  $408,892  $421,559
      M.  Ratio of Earnings to Fixed Charges
          (E / D)                                         1.91       2.31      2.24      2.09      1.41
      N.  Ratio of Earnings to Fixed Charges
          without AFC (G / D)                             1.89       2.26      2.17      2.03      1.35
      O.  Ratio of Earnings to Fixed Charges and
          Preferred Dividends Combined (E / L)            1.63       2.00      1.90      1.77      1.17

      (a)  Includes the effects of amortization of amounts deferred, under the rate agreement entered into in 1989, $15,746 for 1993, $20,257 for 1992 and $31,176 for 1991.

      (b) Includes a portion of rentals deemed representative of the interest factor $29,396 for 1994,
     $27,821 for 1993, $31,697 for 1992, $34,616 for 1991, and $29,088 for 1990.


                                                                 Exhibit 21

              NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                            Subsidiaries of the Registrant


          NAME OF COMPANY                          STATE OF ORGANIZATION

          Opinac Energy Corporation                 Province of Ontario, Canada
             (Note 1)

          NM Uranium, Inc.                          Texas

          HYDRA-CO Enterprises, Inc. (Note 2)       New York

          EMCO-TECH, Inc. (Note 3)                  New York

          NM Suburban Gas, Inc.                     New York

          NM Holdings, Inc.                         New York



          Note 1: At December 31, 1994, Opinac Energy Corporation owns Canadian Niagara Power Company, Limited, which is incorporated in the Province of Ontario, Canada.
                     Canadian Niagara Power Company, Limited, owns Cowley
                     Ridge Partnership (an Alberta, Canada general partnership) and Cowley Ridge Wind Power Company, Inc.
                     (incorporated in the Province of Alberta, Canada).

          Note 2: On January 9, 1995, the Company sold HYDRA-CO Enterprises, Inc. and its interest in all affiliates and partnerships except Moreau Manufacturing
                     Corporation and Beebee Island Corporation.

          Note 3:    EMCO-TECH, Inc. is inactive at December 31, 1994.

                                                                    EXHIBIT 23



                            CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42720, 33-42721,
       33-42771 and 33-54829) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827, 33-55546 and 33-59594) of
       Niagara Mohawk Power Corporation of our report dated February 1, 1995 appearing in the Company's Form 10-K dated March 23, 1995. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in this Form 10-K.





      /s/ PRICE WATERHOUSE



     Syracuse, New York
     March 23, 1995

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

                           NIAGARA MOHAWK POWER CORPORATION
                                     (Registrant)



          Date   March 23, 1995         By/s/ Steven W. Tasker
                                          Steven W. Tasker
                                          Vice President-Controller
                                          and Principal Accounting Officer


                  Pursuant to the requirements of the Securities Exchange

          Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                  TITLE                       DATE


          /s/ William F. Allyn         Director           March 23, 1995
          William F. Allyn





          /s/ Lawrence Burkhardt, III  Director            March 23, 1995
          Lawrence Burkhardt, III

          /s/ Douglas M. Costle        Director             March 23, 1995
          Douglas M. Costle





          /s/ Edmund M. Davis          Director             March 23, 1995
          Edmund M. Davis



                                 Chairman of the
                                 Board of Directors
                                 and Chief Executive
          /s/ William E. Davis          Officer             March 23, 1995
          William E. Davis




          /s/ William J. Donlon        Director             March 23, 1995
          William J. Donlon

          /s/ Edward W. Duffy          Director             March 23, 1995
          Edward W. Duffy





          /s/ John M. Endries          Director and President March 23, 1995
          John M. Endries





          /s/ Henry A. Panasci, Jr.    Director              March 23, 1995
          Henry A. Panasci, Jr.

          /s/ Donald B. Riefler        Director             March 23, 1995
          Donald B. Riefler





          /s/ John G. Wick             Director             March 23, 1995
          John G. Wick



                                 Senior Vice President
                                 and Principal Financial
          /s/ John W. Powers            Officer              March 23, 1995
          John W. Powers



                                 Vice President-Controller
                                 and Principal Accounting
          /s/ Steven W. Tasker         Officer              March 23, 1995
          Steven W. Tasker


         Dr. Bonnie Guiton Hill   Director                  March 23, 1995



         John G. Haehl, Jr.       Director                  March 23, 1995



         Dr. Patti McGill Peterson  Director                March 23, 1995



         Stephen B. Schwartz      Director                  March 23, 1995