Form 10-Q
period 1995-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1995-05-12
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995
- ---------------------------------------------
OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



Commission file number 1-2987.

NIAGARA MOHAWK POWER CORPORATION
- --------------------------------

(Exact name of registrant as specified in its charter)

State of New York                          15-0265555
- ------------------                         ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


300 Erie Boulevard West                 Syracuse, New York    13202
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

YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, $1 par value, outstanding
at April 30, 1995 - 144,330,482

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended March 31, 1995


INDEX
- -----

          PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

          a)   Consolidated Statements of Income -
               Three Months Ended March 31, 1995 and 1994

          b)   Consolidated Balance Sheets - March 31,
               1995 and December 31, 1994

          c)   Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994

          d)   Notes to Consolidated Financial Statements

          e)   Review by Independent Accountants

          f)   Independent Accountants' Report on the
               Limited Review of the Interim Financial
               Information

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.


          PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote
               of Security Holders.

Item 6.        Exhibits and Reports on Form 8-K.


Signature

PART 1. FINANCIAL INFORMATION
- -----------------------------
ITEM 1. FINANCIAL STATEMENTS.
- -----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- ---------------------------------------------

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                            1995                     1994
                                                            ---------                ----------
                                                            (In thousands of dollars)

OPERATING REVENUES:
  Electric                                                  $  881,920               $  933,717
  Gas                                                          242,893                  301,841
                                                            ----------               ----------
                                                             1,124,813                1,235,558

OPERATING EXPENSES:
  Operation:
    Fuel for electric generation                                39,278                      62,125
    Electricity purchased                                      291,999                  275,360
    Gas purchased                                              126,479                  175,084
    Other operation expense                                    154,814                  172,684
  Maintenance                                                   44,766                   47,493
  Depreciation and amortization                                 78,316                   75,406
  Federal and foreign income taxes                              78,372                   88,304
  Other taxes                                                  132,384                  135,754
                                                            ----------               ----------
                                                               946,408                1,032,210

OPERATING INCOME                                               178,405                  203,348

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                             -                        765
  Federal and foreign income taxes                              (8,805)                   2,340
  Other items (net)                                             16,075                    2,966
                                                            ----------               ----------
                                                                 7,270                    6,071

INCOME BEFORE INTEREST CHARGES                                 185,675                  209,419

INTEREST CHARGES:
  Interest on long-term debt                                    63,349                   68,584
  Other interest                                                 7,132                    3,985
  Allowance for borrowed funds used
   during construction                                          (3,542)                  (1,614)
                                                            ----------               ----------
                                                                66,939                   70,955

NET INCOME                                                     118,736                  138,464
Dividends on preferred stock                                    10,215                    7,016
                                                            ----------               ----------
BALANCE AVAILABLE FOR COMMON STOCK                          $  108,521               $  131,448

Average number of shares of common
  stock outstanding
  (in thousands)                                               144,324                  142,498

Balance available per average
  share of common stock                                     $      .75               $      .92
Dividends paid per share of common
  stock                                                            .28                      .25

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------



                                                                                      MARCH 31, 1995
                                                                                      (UNAUDITED)                DECEMBER 31, 1994
                                                                                      ------------               -----------------
                                                                                      (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                                                      $ 8,364,434                 $ 8,285,263
  Nuclear fuel                                                                            510,884                     504,320
  Gas plant                                                                               938,285                     922,459
  Common plant                                                                            298,824                     291,962
  Construction work in progress                                                           426,419                     481,335

          Total utility plant                                                          10,538,846                  10,485,339
Less-Accumulated depreciation and                                                       3,518,842                   3,449,696
  amortization                                                                         ----------                  ----------


          Net utility plant                                                             7,020,004                   7,035,643


OTHER PROPERTY AND INVESTMENTS                                                            136,975                      224,039

CURRENT ASSETS:
  Cash, including temporary cash investments
    of $82,674 and $50,052, respectively                                                  100,186                      94,330
  Accounts receivable (less-allowance for
    doubtful accounts of $3,600)                                                          344,049                     317,282
  Unbilled revenues                                                                       189,000                     196,700
  Electric margin recoverable                                                              66,796                      66,796
  Materials and supplies, at average cost:
    Coal and oil for production of electricity                                             26,086                      31,652
    Gas storage                                                                            12,493                      30,931
    Other                                                                                 148,119                     150,186
  Prepaid taxes                                                                            78,215                      43,249
  Other prepayments                                                                        32,361                      45,189
                                                                                          997,305                     976,315

REGULATORY AND OTHER ASSETS (Note 3):

  Unamortized debt expense                                                                148,785                     153,047
  Deferred recoverable energy costs                                                        37,291                      62,884
  Deferred finance charges                                                                239,880                     239,880
  Income taxes recoverable                                                                465,109                     465,109
  Recoverable environmental restoration costs                                             237,300                     240,000
  Other                                                                                   268,808                     252,522

                                                                                        1,397,173                   1,413,442

                                                                                      $ 9,551,457                 $ 9,649,439


/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
CAPITALIZATION AND LIABILITIES
- ------------------------------


                                                                                              MARCH 31, 1995           DECEMBER
                                                                                              (UNAUDITED)              31, 1994
                                                                                              -------------            --------
                                                                                              (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $1 par value; authorized
          185,000,000 shares; issued 144,330,482 and
          144,311,466 shares, respectively                                                    $  144,330               $  144,311
          Capital stock premium and expense                                                    1,780,299                1,779,504
          Retained earnings                                                                      606,691                  538,583
                                                                                              ----------               ----------
                                                                                               2,531,320                2,462,398
                                                                                              ----------               ----------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
    SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 2,100,000 shares                                                               210,000                  210,000
          Redeemable (mandatorily redeemable), issued
           276,000 shares                                                                         25,800                   25,800
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
    SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 3,200,000 shares                                                                80,000                   80,000
          Redeemable (mandatorily redeemable), issued
           9,574,005 shares                                                                      230,200                  230,200
                                                                                              ----------               ----------
                                                                                                 546,000                  546,000
                                                                                              ----------               ----------

   Long-term debt                                                                              3,190,174                3,297,874
                                                                                              ----------               ----------
          Total capitalization                                                                 6,267,494                6,306,272
                                                                                              ----------               ----------

CURRENT LIABILITIES:
  Short-term debt                                                                                379,000                  416,750
  Long-term debt due within one year                                                              77,337                   77,971
  Sinking fund requirements on redeemable
   preferred stock                                                                                10,950                   10,950
 Accounts payable                                                                                223,287                  277,782
 Payable on outstanding bank checks                                                               26,008                   64,133
 Customers' deposits                                                                              14,534                   14,562
 Accrued taxes                                                                                    93,672                   43,358
  Accrued interest                                                                                68,489                   63,639
 Accrued vacation pay                                                                             36,915                   36,550
 Other                                                                                            80,040                   77,818
                                                                                              ----------               ----------
                                                                                           1,010,232                    1,083,513
                                                                                              ----------               ----------
REGULATORY AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                                     1,321,175                       1,258,463
  Deferred finance charges                                                                       239,880                  239,880
  Employee pension and other benefits                                                            237,418                  235,741
  Unbilled revenues                                                                               60,411                   93,668
  Deferred pension settlement gain                                                                50,261                   50,261
  Other                                                                                          124,586                  141,641
                                                                                              ----------               ----------
                                                                                           2,033,731                    2,019,654
                                                                                              ----------               ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration                                                        240,000                  240,000
                                                                                              ----------               ----------
                                                                                          $9,551,457                   $9,649,439
                                                                                              ==========               ==========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
- ---------------------------------------


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                              1995                     1994
                                                                                              -------------            ------------
                                                                                              (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $  118,736               $  138,464
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                                                   78,316                   75,406
  Amortization of nuclear fuel                                                                     5,233                    9,601
  Provision for deferred Federal income taxes                                                     50,026                   31,218
  Electric margin recoverable                                                                       -                     (10,679)
  Gain on sale of subsidiary                                                                      (8,901)                    -
  Deferred recoverable energy costs                                                               25,593                   28,149
  Unbilled revenues                                                                              (25,557)                    -
  Increase in net accounts receivable                                                            (26,767)                 (93,382)
  Decrease in materials and supplies                                                              25,244                   28,959
  Decrease in accounts payable and accrued expenses                                              (64,563)                 (62,131)
  Increase in accrued interest and taxes                                                          55,164                   87,800
  Changes in other assets and liabilities                                                        (49,227)                 (52,587)
                                                                                              ----------               ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                              183,297                  180,818
                                                                                              ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                                                         (68,100)                 (64,050)
  Nuclear Fuel                                                                                    (6,564)                    -
                                                                                              ----------               ----------
  Acquisition of utility plant                                                                   (74,664)                 (64,050)
  (Increase) decrease in materials and supplies
   related to construction                                                                           827                   (1,374)
  Decrease in accounts payable and accrued
   expenses related to construction                                                              (16,141)                 (15,533)
  Net proceeds from sale of subsidiary                                                           161,087                     -
 Increase in other investments                                                                   (51,245)                 (21,841)
 Other                                                                                             1,316                   (3,045)
                                                                                              ----------               ----------
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                                                                    21,180                 (105,843)
                                                                                              ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                                             284                    5,203
  Issuance of long-term debt                                                                        -                     210,000
  Net change in short-term debt and revolving
    credit agreements                                                                           (136,750)                (191,015)
  Dividends paid                                                                                 (50,628)                 (42,625)
  Reductions in long-term debt                                                                      -                      (8,414)
  Other                                                                                          (11,527)                  (3,578)
                                                                                              ----------               ----------
          NET CASH USED IN FINANCING ACTIVITIES                                                 (198,621)                 (30,429)
                                                                                              ----------               ----------

NET INCREASE IN CASH                                                                               5,856                   44,546

Cash at beginning of period                                                                       94,330                  124,351
                                                                                              ----------               ----------
CASH AT END OF PERIOD                                                                         $  100,186               $  168,897
                                                                                              ==========               ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                               $   67,047               $   64,987
  Income taxes paid (refunded)                                                                   (19,210)                  11,308


                     NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1994, 1993 and 1992 included in the Company's 1994 Annual Report to Shareholders on Form 10-K.

          The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.

2.        CONTINGENCIES.

          ENVIRONMENTAL ISSUES: The public utility industry typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with Federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has also been advised that various Federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

          The Company is currently aware of 89 sites with which it has been or may be associated, including 47 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

          Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions required for site restoration and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties, if necessary, will be initiated. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since technologies are still developing and the Company has not yet undertaken full-scale remedial actions at any identified sites, nor have any detailed remedial designs been prepared or submitted to appropriate regulatory agencies, the ultimate cost of remedial actions may change substantially.

          Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities at similarly situated sites, and the Environmental Protection Agency figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these Potentially Responsible Party (PRP) sites and is contesting liability accordingly.

          As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability of $240 million, representing the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $1 billion, including approximately $500 million assuming the unlikely event the Company is required to assume 100% responsibility at non-owned sites.

          In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated will be subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company estimates it will incur $13.5 million of such costs, resulting in a potential disallowance of approximately $2.7 million (before tax), which the Company has accrued as a loss in Other items (net) on the Consolidated Statements of Income. The accrued loss will be subject to adjustment based on actual expenditures made in 1995. The New York State Public Service Commission
          (PSC) stated in its order that the decision to require sharing will be revisited for 1996 and beyond in multi-year negotiations. Accordingly, if the 80%/20% (ratepayer/ Company) sharing were to continue to be applied to rate years beyond 1995, the Company would be required to write off 20% of its regulatory asset associated with environmental restoration costs. A generic PSC study of this matter is in process, the results of which are expected to be available for consideration in the Company's multi-year rate negotiations. At this time the Company is unable to predict the outcome of the study. The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.


          The Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful.

          TAX ASSESSMENTS: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Nine Mile Point Nuclear Station Unit No. 2 (Unit
          2). The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations. The Company is currently attempting to negotiate a settlement of these issues with the Appeals Division of the IRS.

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

          In July 1994, the New York Supreme Court dismissed Inter-Power's complaint for lack of merit. In August 1994, Inter-Power filed a notice of appeal from this decision. Inter-Power filed its Appellant's Brief in February of 1995. The Company submitted its Appellate Brief on March 30, 1995 and Inter-Power submitted its Reply Brief on April 17, 1995. The Appellate Division has scheduled oral argument on this appeal for June 6, 1995. The Company believes it has meritorious defenses and will continue to defend the lawsuit vigorously.

          In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed suit against the Company and several of its officers and employees in the New York Supreme Court, Albany County, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The suit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the defendants filed a motion to dismiss Fourth Branch's complaint. This motion has yet to be decided.
          The Company believes it has meritorious defenses and will continue to defend the lawsuit vigorously. Fourth Branch has filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of New York.

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

          The Company believes it has meritorious defenses and intends to defend the above lawsuits vigorously, but can neither provide any judgment regarding the likely outcome nor provide any estimate or range of possible loss. Accordingly, no provision for liability, if any, that may result from these suits has been made in the Company's financial statements.

    3.    RATE AND REGULATORY ISSUES AND CONTINGENCIES.

          In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71), the Company's financial statements reflect assets and costs based on ratemaking conventions, as approved by the PSC and the Federal Energy Regulatory Commission (FERC). Certain expenses and credits, normally reflected in income as incurred, are only recognized when included in rates and recovered from or refunded to customers. Virtually all costs of this nature which were determined by the regulators to have been prudently incurred have been recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items currently deferred on its consolidated balance sheet should be afforded similar treatment.

          Continued accounting under SFAS No. 71 requires, among other things, that rates be designed to recover specific costs of providing regulated services and products and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers. When a utility determines it can no longer apply the provisions of SFAS No. 71 to all or a part of its operations, it must eliminate from its balance sheet the effects of actions of regulators that had been recorded previously as assets and liabilities pursuant to SFAS No. 71, but which would have not been so accounted for by enterprises in general.

          The Company's proposed multi-year rate plan for 1996-1999 contemplates no change in this approach to such reporting, even though the plan recognizes that in a more competitive environment an effective response to the general pressure to manage costs and preserve or expand markets is vital to maintaining profitability. The Company's proposed plan includes the establishment of rates for 1995 on a cost of service basis, followed by an index-based approach to rates for 1996 through 1999. The index is based on inflation factors believed to be indicative of cost increases to be experienced by the Company. The proposal for 1996-1999 also includes adjustment factors related to events outside the Company's control and a mechanism for resetting rates if the expected return on equity falls below a minimum threshold. Therefore, the Company believes that it can continue to apply SFAS No. 71 under its multi-year rate proposal.

          The PSC Staff has proposed a multi-year ratesetting plan which the Company believes would require writing down certain assets and recognition of a loss on uneconomic unregulated generator contracts, would not permit the continued application of SFAS No. 71 to its generation operations and may similarly jeopardize application of SFAS No. 71 to its transmission and distribution operations under certain circumstances. The PSC Staff has proposed the use of an index based on the annual change in a national average electricity price. Among other things, the PSC Staff's plan would limit, in increasing amounts, the amount of embedded generation costs (including certain plant and unregulated generator costs) that could be charged to customers. The Company would be forced to absorb the difference between its embedded costs and what it would charge customers, regardless of whether its past practices were prudent or even mandated by government action. Rates with respect to the Company's costs of transmission, distribution and customer service would continue to be based on cost of service for 1995, but would be indexed in 1996-1999 by the national average electricity index. In the event that the Company is required to write down its assets, recognize a loss on uneconomic unregulated generator contracts and/or could no longer apply SFAS No. 71 to either its generation operations or to its entire electric business, a material adverse effect on its financial condition and results of operations would result.

          The Company believes the financial consequences would be of an order of magnitude that would adversely affect the Company's financial position and results of operations, its ability to access the capital markets on reasonable and customary terms, its dividend paying capacity, its ability to continue to make payments to unregulated generators and its ability to maintain current levels of service to its customers.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires companies, including utilities, to assess the need to recognize a loss whenever events or circumstances occur which indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the future undiscounted net cash flows expected to be generated by an asset is less than its book value. SFAS No. 121 also amends SFAS No. 71 to require write off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset.

          SFAS No. 121, which is applicable in 1996, may have consequences to a number of utilities, including the Company, which are facing growing competitive threats that may erode future prices, and which have relatively high-cost nuclear generating assets and unregulated generator contracts. As discussed above, the Company is faced with ratemaking proposals by the PSC Staff in the multi-year rate case that would likely result in asset impairment issues under the provisions of SFAS No. 121 such a proposal is adopted by the PSC. In the context of the Company's recently issued 1995 rate order, the Company believes the effects of adoption of SFAS No. 121 to be immaterial.
          While the Company has not yet fully assessed the financial consequences of applying the provisions of SFAS No. 121, if the PSC Staff's proposal in the multi-year plan is adopted, it would have a material adverse effect on the Company's financial position and results of operations.

          On March 29, 1995, FERC issued a Notice of Proposed
          Rulemaking (NOPR) on Open Access Non-Discriminatory
          Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

          The rules proposed in the NOPR are intended to facilitate competition among generators for sales to the bulk power supply market. If adopted, the NOPR on open access transmission would require public utilities under the Federal Power Act to provide open access to their transmission systems and would establish guidelines for their doing so. All public utilities would provide such services pursuant to a generic set of transmission tariff terms and conditions established in the rulemaking proceeding. Thus, a final rule would define the terms under which independent power producers, neighboring utilities, and others could gain access to a utility's transmission grid to deliver power to wholesale customers, such as municipal distribution systems, rural electric cooperatives, or other utilities. Under the NOPR, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale service, and to take transmission services (including ancillary services) under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

          The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with exiting wholesale customers and retail customers who become unbundled wholesale transmission customers of the utility. FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

          The Company is currently evaluating the NOPR to determine its impact on the Company and its customers. Comments on the NOPR are due August 7, 1995. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter or its effect on the Company's results of operations or financial condition.

                      NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                      REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation
and Subsidiary Companies as of March 31, 1995 and the unaudited Consolidated Statements of Income and Cash Flows for the three-
month periods ended March 31, 1995 and 1994.   The accountants'
report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

May 8, 1995

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse   NY   13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1995, we expressed an unqualified opinion (containing an explanatory paragraph relating to the Company's involvement as a defendant in lawsuits relating to actions with respect to certain purchased power contracts) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3, certain representatives of the New York Public Service Commission have proposed a plan to establish the Company's rates for its electric business based on a transition plan to market-based prices rather than based on the Company's costs. If this proposal or certain provisions thereof are implemented as proposed, the Company would be required to write down certain assets, recognize a loss on uneconomic unregulated generator contracts and/or discontinue the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), with respect to portions of the Company's business. Such writedowns or losses could have a material adverse effect on the Company's financial position and results of operations. Because the outcome of these matters cannot be predicted, the accompanying financial statements do not include any adjustments that might result from the resolution of these proceedings.

/s/ Price Waterhouse LLP
- ------------------------

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                                          1995 FIVE-YEAR RATE PLAN

See Form 10-K for fiscal year ended December 31, 1994, Item 1.,
1995 Five-Year Rate Plan.

Through its Brief Opposing Exceptions dated March 2, 1995, the
Company had requested an increase in 1995 electric revenues of approximately $110 million (3.5%) and an increase in 1995 gas revenues of $16.4 million (2.7%).

On April 21, 1995, the Company received a rate decision from the PSC which approved an approximately $47 million increase in electric revenues and a $4.9 million increase in gas revenues. The bill impact to customers is a 1.5% increase for electric (a 3.4% increase for residential and a 1.6% decrease for large industrial) and an 0.8% increase for gas.

The rate order allows the Company to retain its fuel adjustment clause mechanism, although the electric revenue adjustment mechanism (NERAM) was discontinued.

While the decision eliminates the administrative law judges' recommended disallowance associated with purchases from and buyouts of unregulated generators, it retains performance-based penalties related to customer service quality and demand-side management.

Further, the decision allocates to ratepayers all of the $58.4 million of savings associated with the Company's 1994 voluntary employee reduction program. While the Company's March 2, 1995 update assumed such an allocation, capturing all of these savings, in combination with other adjustments made by the PSC, puts added pressure on the Company's 1995 earnings levels.

The rate decision establishes allowed returns on equity of 11.0 percent in the electric case and 11.4 percent in the gas case. However, the Company believes, based on its analysis of the rate order, that its overall return on equity in 1995, including anticipated Measured Equity Return Incentive Term (MERIT) awards, will range between 8.5 percent and 9.5 percent.

The rate order also addresses the Company's multi-year electric rate proceeding. The PSC stated that the parties to this phase must address how to maintain the Company's investment-grade bond rating, while contending with uneconomic generation and the high cost of unregulated generator power purchases, high property taxes, potential elimination of the fuel-adjustment clause, and outdated governmental mandates. Rate levels and protection of customer service quality are other key areas which must be considered in a multi-year plan.

As evidenced in the results of the first quarter, the combination of the elimination of NERAM and weak sales results is likely to negatively affect the Company's revenues and earnings for 1995.

                                            COMMON STOCK DIVIDEND

On April 13, 1995, the Board of Directors authorized a second quarter common stock dividend of $.28 per share, which will be paid on May 31, 1995 to shareholders of record on May 1, 1995. The Board of Directors had previously authorized a quarterly common stock dividend of $.28 per share on January 26, 1995 which was paid February 28, 1995. In making future dividend decisions, the Company must evaluate the results of the multi-year phase of its pending rate case and the degree of competitive and political pressure on its prices and, therefore, on its future earnings.

                                           UNREGULATED GENERATORS

See Form 10-K for fiscal year ended December 31, 1994, Item 1.,
Unregulated Generators.

In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

For the quarter ended March 31, 1995, unregulated generator purchases were approximately $264 million compared to approximately $235 million in 1994. In the first quarter of 1995, unregulated generator purchases provided approximately 38% of the Company's power supply while constituting 77% of the Company's fuel and purchased power costs.

On January 11, 1995, FERC issued an order in a case involving Connecticut Light & Power (CL&P) that Public Utility Regulatory Policy Act forbids the states from requiring utilities to pay more than avoided cost to qualifying facilities (QFs) for electric power. FERC, however, also ruled that it would not invalidate any pre-existing contracts, but only would apply its ruling prospectively or to contracts that were subject to a pending challenge (instituted at the time of signing) by a utility. On the same day, FERC issued an order that an ongoing challenge by the Company to the New York Law requiring utilities to pay QFs a minimum of six cents for electric power (the Six Cent Law) was moot in light of amendment of that law in 1992 to prohibit future power purchase contracts requiring the utility to pay more than its avoided cost. This latter proceeding had been initiated in 1987. In April 1988, FERC had ruled in the Company's favor, finding that the states could not impose rates exceeding avoided cost for purchases from QFs, but then stayed that decision in light of a rulemaking it was instituting to address the issue. That rulemaking was never completed.

On February 10, 1995, the Company filed a petition for rehearing of both orders. The Company argued, among other things, that Federal law requires FERC to apply the ruling in CL&P in all pending cases, including its case involving the Six Cent Law, and that it is entitled to the opportunity, either at FERC or in the courts, to demonstrate that pre-existing power purchase contracts resulting from the Six Cent Law should be invalidated. The Company argued further that amendment of the Six Cent Law did not render the proceeding addressing that law moot because the amendment has perpetuated and, in some instances, expanded the Company's obligation to purchase power from QFs at rates above avoided cost. On April 12, 1995, FERC denied the Company's petitions. On April 21, 1995, the Company filed its petitions for review of FERC's denials of its petitions for rehearing. The Company otherwise intends to press its rights vigorously in the courts.

During April 1995, FERC also ruled against New York State Electric and Gas Corp. (NYSEG) in a case involving contracts with unregulated generators, despite NYSEG's position that the unregulated generators' rates exceeded avoided costs. The PSC supported NYSEG in the case, in which the utility sought to revise long-term contracts signed in 1990 to buy up to 44 megawatts from two unregulated generators. NYSEG argued that the costs it used to calculate the rates were no longer valid because cheaper power was now available and the excess contract prices impose a harsh burden on its electric customers.

                                   FINANCING PLANS AND FINANCIAL POSITION

The Company's ability to issue more common stock to improve its capital structure is limited by the uncertainties that have depressed the stock's price. The Company would not likely pursue a new issue offering unless the common stock price was closer to book value. External financing is projected to consist of approximately $400 to $600 million of First Mortgage Bonds in 1995, including $200 to $300 million, depending on market conditions, expected to be issued during May 1995. Depending on the outcome of the multi-year rate case, cash provided by operations is generally expected to provide sufficient funds for the Company's anticipated construction program for 1996-1999. External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, most importantly in the Company's rate proceedings. The ultimate level of financing during this four-year period will reflect, among other things, the extent and timing of rate relief, the Company's competitive positioning, and the extent to which competition penetrates the Company's markets, uncertain energy demand due to economic conditions and capital expenditures relating to distribution and transmission load reliability projects, as well as continued expansion of the gas business.

The Company believes that traditionally available sources of financing should be sufficient to satisfy the Company's external financing needs during the period 1995 through 1999, depending on the outcome of the multi-year rate case. At May 1, 1995, the Company could issue an additional $2,548 million aggregate principal amount of First Mortgage Bonds. This includes approximately $1,311 million from retired bonds without regard to an interest coverage test and approximately $1,237 million supported by additional property currently certified and available, assuming a 10% interest rate, under the applicable tests set forth in the Company's mortgage trust indenture. The Company also has $200 million of Preference Stock authorized for sale. Under its Charter, the Company is restricted from issuing preferred stock at May 1, 1995, due to insufficient coverage ratios. The Company continues to explore and utilize, as appropriate, other methods of raising funds. The Company's Charter restricts the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. The Company has not reached this restrictive limit.

On May 10, 1995, Moody's Investors Service (Moody's) downgraded the Company's rating on secured debt from Baa2 to Baa3. This action changed the Company's security rating on secured debt to the lowest investment grade rating. The security rating on preferred stock was changed from baa3 to ba1, which changed the Company's security rating on preferred stock from a lowest investment grade rating to a below investment grade rating. The commercial paper rating was changed from P-2 to P-3. Moody's cited, among other things, the impact of the Company's high-cost structure (namely, unregulated generator obligations and taxes) on its competitive profile which, coupled with a stagnant service territory economy and excess capacity in the region, limited sales growth and financial improvement. Moody's also indicated that the rating outlook remains negative.

On May 12, 1995, Standard and Poors (S&P) affirmed its security ratings on the Company's securities, which are comparable to Moody's revised ratings. However, S&P removed the Company from its "CreditWatch" list in light of recent positive regulatory actions in New York state. S&P cited similar concerns as those expressed by Moody's, in retaining a negative rating outlook for the Company's securities.

Cash flows to meet the Company's requirements for the first three months of 1995 and 1994 are reported in the Consolidated
Statements of Cash Flows on Page 6. The Company received approximately $207 million in January 1995 related to the sale of the Company's subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-CO)., which was used to repay short-term debt.

Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be temporarily created as a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. Recently the Company has experienced a deterioration in its collections as compared to prior years' experience. However, the Company has sufficient borrowing capacity to fund such deficits as necessary.

                                  MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 versus Three Months Ended March
- -----------------------------------------------------------------
31, 1994
- --------

The following discussion presents the material changes in results of operations for the first quarter of 1995 in comparison to the same period in 1994. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year.

Earnings for the first quarter were $108.5 million or $.75 per share, including the gain of approximately $9 million on the sale of HYDRA-CO, as compared with $131.4 million or $.92 per share in 1994. Earnings for the first quarter of 1995 were impacted by lower sales of electricity and natural gas due in part to warmer-than-normal weather. As of January 1995, NERAM was discontinued. First quarter 1994 earnings included $10.7 million of margin recorded under this mechanism.

As shown in the table below, electric revenues, including revenues recorded to reflect the rate decision received in April
1995 retroactive to January 1, 1995, decreased $51.8 million or 5.5% from 1994. The revenue recorded reflected the retroactive portion of the rate decision which was accomplished by recording
$26.4 million of unbilled revenues, which are non-cash revenues.
The increase in demand-side management (DSM) revenues relates to a one-time, non-cash adjustment of prior years' DSM incentive revenues. Sales to other electric systems and sales to ultimate consumers reflect reduced demand associated with the warmer-than-normal weather experienced during the first quarter of 1995.


Increase in base rates                                          $ 26.4  million
DSM revenues                                                      15.4
NERAM revenues                                                   (10.7)
Sales to other electric systems                                  (26.6)
Sales to ultimate consumers                                      (56.3)
                                                                ------
                                                                $(51.8) million
                                                                =======

Electric kilowatt-hour sales to ultimate consumers were approximately 8.9 billion in the first quarter of 1995, a 5.8% decrease from 1994 primarily as a result of warmer-than-normal weather. After adjusting for the effects of weather, sales to ultimate consumers decreased 2.4%. Sales for resale decreased 835 million kilowatt-hours (45.5%) resulting in a net decrease in total electric kilowatt-hour sales of 1,384 million (12.3%).


                                 REVENUES (Thousands)                 SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1995          1994       Change     1995      1994      Change
Residential              $ 337,821     $ 372,769     ( 9.4)     2,924     3,268     (10.5)
Commercial                 318,411       339,620     ( 6.2)     3,035     3,301     ( 8.1)
Industrial                 132,881       138,420     ( 4.0)     1,779     1,782     ( 0.2)
Industrial - Special        14,094        12,317      14.4      1,064       999       6.5
Municipal                   12,972        12,853       0.9         59        60     ( 1.7)
Total to Ultimate
  Customers                816,179       875,979     ( 6.8)     8,861     9,410     ( 5.8)
Other Electric Systems      24,408        50,981     (52.1)       999     1,834     (45.5)
Miscellaneous               41,333         6,757     511.7        -         -         -
                        ----------     ---------     ------     -----    -------    ------

      TOTAL             $  881,920     $ 933,717     ( 5.5)     9,860    11,244     (12.3)
                        ==========     =========     ======     =====    ======     ======

/TABLE

Electric fuel and purchased power costs decreased $6.2 million or 1.8%. This decrease is the result of a decrease in fuel costs of $18.4 million and a $6.1 million net decrease in costs deferred and recovered through the operation of the fuel adjustment clause, offset by a $18.3 million increase in purchased power costs (including increased payments to unregulated generators of $28.9 million or 12.3%). The decrease in fuel costs reflects a 21.2% decrease in Company generation due to greater unregulated generator purchase requirements and reduced demand, which reduced the need to operate the fossil plants during the first three months of 1995, even after taking into account the 1995 Nine Mile Point Nuclear Station Unit No. 1 (Unit 1) refueling outage.

On February 8, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage. On April 4, 1995, Unit 1 returned to service. The next refueling outage is scheduled to begin in February 1997. On April 8, 1995, Unit 2 was taken out of service for a planned refueling and maintenance outage. The outage is projected to last 49 days.

Gas revenues decreased $58.9 million or 19.5% in 1995 from the comparable period in 1994 as set forth in the table below:


Transportation of customer-owned gas                            $  2.7  million
Miscellaneous operating revenues                                  (0.3)
Spot market sales                                                 (3.4)
Purchased gas adjustment clause revenues                         (12.0)
Sales to ultimate consumers                                      (45.9)
                                                               --------
                                                                $(58.9) million
                                                               =======

Due to warmer-than-normal weather in the first three months of 1995, gas sales to ultimate consumers decreased 7.8 million dekatherms or a 17.4% decrease from the first quarter of 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.0%. Transportation of customer-owned gas increased 17.1 million dekatherms (76.8%) and was primarily caused by Sithe Independence Power Partners, Inc. gas-fired generating project coming on-line in the Company's service territory. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers also decreased.

                            REVENUES (Thousands)          SALES (Thousands of Dekatherms)
                      -------------------------------     -------------------------------

                                                  %                                %
                        1995         1994       Change      1995       1994      Change
Residential           $160,462     $199,351     (19.5)     24,795     30,277     (18.1)
Commercial              66,170       82,369     (19.7)     11,286     13,287     (15.1)
Industrial               4,000        6,744     (40.7)        952      1,273     (25.2)
                      --------     --------     ------     ------     ------     ------
Total to Ultimate
   Consumers           230,632      288,464     (20.0)     37,033     44,837     (17.4)
Other Gas Systems          462          607     (23.9)        102        129     (20.9)
Transportation of
   Customer-Owned Gas   13,158       10,431      26.1      39,428     22,299      76.8
Spot Market Sales          551        3,989     (86.2)        272      1,349     (79.8)
Miscellaneous           (1,910)      (1,650)     15.8         -          -         -
                     ----------      -------    ------     ------     ------     ------
   Total to System
     Core Customers   $242,893     $301,841     (19.5)     76,835     68,614      12.0
                     =========     ========     ======     ======     ======     ======
/TABLE

The total cost of gas included in expense decreased 27.8% in 1995. This was the result of a 8.5 million decrease in dekatherms purchased and withdrawn from storage for ultimate consumer sales ($26.0 million) and a 1.1 million decrease in dekatherms purchased for spot market sales, coupled with a 15.3% decrease in the average cost per dekatherm purchased ($17.6 million) and a $1.9 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause. The Company's net cost per dekatherm sold, as charged to expense and excluding spot market purchases, decreased to $3.35 in 1995 from $3.72 in 1994.

                                               THREE MONTHS ENDED MARCH 31,
                                                      (In Millions)

                                      -----------------------------------------------
                                                                 Increase        %
                                        1995         1994       (Decrease)     Change
Other operation expense               $154,814     $172,684     $ (17,870)     (10.4)
Maintenance                             44,766       47,493        (2,727)      (5.7)
Depreciation and amortization           78,316       75,406         2,910        3.9
Federal and foreign income taxes, net   87,177       85,964         1,213        1.4
Other taxes                            132,384      135,754        (3,370)      (2.5)
Other items (net)                       16,075        2,966        13,109      442.0
Interest charges                        70,481       72,569        (2,088)      (2.9)

/TABLE

Other operation expense decreased as planned under the Company's cost reduction effort, offset by an increase in nuclear costs of approximately $7.0 million from the Unit 1 refueling outage in the first quarter of 1995.

Maintenance expense also decreased as planned under the Company's cost reduction effort, offset by higher nuclear costs of approximately $5.6 million because of the Unit 1 refueling outage in the first quarter of 1995.

Depreciation and amortization increased due to additions to plant in service.

The increase in Federal income taxes (net) was related to the sale of HYDRA-CO ($12.7 million).

Other taxes decreased, primarily due to the decrease in employees which was reflected in lower payroll taxes ($2.0 million), and the decrease in revenue which was reflected in lower revenue taxes ($2.2 million), offset by increased real estate taxes of approximately $1.4 million for the first quarter of 1995.

Other items (net) increased, primarily due to the sale of HYDRA-
CO ($21.6 million). The after-tax gain on the sale of HYDRA-CO was approximately $8.9 million, which takes into account the $12.7 million included in Federal income taxes above.

Interest charges decreased from 1994, primarily due to the refunding of debt at lower interest rates.

                     NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


                                                   PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               At the Company's annual meeting of shareholders on May 2, 1995, (1) the election of Directors was as follows:


                                                       Withheld
                                        For            Authority

Albert J. Budney, Jr.              116,047,751         5,615,964
Edmund M. Davis                    115,469,544         6,194,171
Dr. Bonnie Guiton Hill             116,904,646         4,759,069
Henry A. Panasci, Jr.              117,086,395         4,577,320


               (2) A shareholder proposal relating to the preparation of a Company report on carbon dioxide and emissions and related regulations was rejected by a vote of 10,853,775 for, 79,196,069 against, 7,773,932 abstentions, and 23,839,939 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

          Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended
          March 31,  1995 and 1994.

          Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1995.

          Exhibit 15  - Accountants' Acknowledgement Letter.

          Exhibit 27  - Financial Data Schedule.

(b)       Report on Form 8-K:

          Form 8-K Reporting Date - January 4, 1995.
          Item Reported - Item 5. Other Events.
          Registrant filed certain information on rate case status and competition/restructuring.

          Form 8-K Reporting Date - February 15, 1995.
          Item Reported - Item 5. Other Events.
          Registrant filed certain information concerning financial information substantially constituting a portion of its 1994 Annual Report to Stockholders including financial statements for the fiscal year ended December 31, 1994.

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


                                              NIAGARA MOHAWK POWER CORPORATION
                                                                   (Registrant)



Date:  May 12, 1995                            By  /s/ Steven W. Tasker
                                                  ---------------------------
                                                  Steven W. Tasker
                                                  Vice President-Controller and
                                                  Principal Accounting Officer,
                                                  in his respective capacities
                                                  as such


EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months Ended March 31, 1995 and 1994
                                                                                (4)
                                                                                Average Number
                                                                                of Shares
                                                                                Outstanding As
                                                                                Shown on
                                                                                Consolidated
                                                                                Statement
                                     (1)         (2)            (3)             of Income
                                     Shares of   Number of      Share           (3 Divided by
                                     Common      of Days        Days            Number of Days
                                     Stock       Outstanding    (2 x 1)         in Period)
                                     ---------   -----------    -------         ---------------

FOR THE THREE MONTHS
ENDED MARCH 31:
JANUARY 1 - MARCH 31, 1995           144,311,466   90         12,988,031,940
SHARES SOLD AT VARIOUS
  TIMES DURING THE PERIOD -
DIVIDEND REINVESTMENT PLAN                19,016   *<F1>           1,140,960
                                     -----------              --------------
                                     144,330,482              12,989,172,900    144,324,143
                                     ===========              ==============    ===========

JANUARY 1 - MARCH 31, 1994           142,427,057   90         12,818,435,130
SHARES SOLD AT VARIOUS
  TIMES DURING THE PERIOD -
DIVIDEND REINVESTMENT FUND PLAN          179,301   *<F1>           5,691,034
EMPLOYEE SAVINGS FUND PLAN               100,000   *<F1>             700,000
                                     -----------              --------------
                                     142,706,358              12,824,826,164    142,498,068
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

EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------


Statement Showing Computation of Ratio of Earnings to Fixed Charges,
Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to
Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended
March 31, 1995 (in thousands of dollars)

A.  Net income                                                                 $ 157,255

B.  Taxes Based on Income or Profits                                             112,682
                                                                               ----------
C.  Earnings, Before Income Taxes                                                269,937

D.  Fixed Charges  (a)                                                           313,079
                                                                               ----------
E.  Earnings Before Income Taxes and
    Fixed Charges                                                                583,016

F.  Allowance for Funds Used During
    Construction (AFC)                                                            10,241
                                                                               ----------
G.  Earnings Before Income Taxes and
    Fixed Charges without AFC                                                  $ 572,775
                                                                               ==========

                      PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements                                            $  36,871
                                                                               ----------
I.  Ratio of Pre-tax Income to Net
    Income (C/A)                                                                   1.717
                                                                               ----------
J.  Preferred Dividend Factor (HxI)                                            $  63,308

K.  Fixed Charges as Above  (D)                                                  313,079
                                                                               ----------
L.  Fixed Charges and Preferred Dividends
    Combined                                                                   $ 376,387
                                                                               ==========
M.  Ratio of Earnings to Fixed
    Charges (E/D)                                                                   1.86
                                                                               ==========
N.  Ratio of Earnings to Fixed Charges
    without AFC (G/D)                                                               1.83
                                                                               ==========
O.  Ratio of Earnings to Fixed Charges
    and Preferred Dividends Combined (E/L)                                          1.55
                                                                               ==========


(a) Includes a portion of rentals deemed representative of the interest factor ($29,289).
/TABLE

EXHIBIT 15
- ----------

May 8, 1995


Securities and Exchange Commission
450 Fifth Street NW
Washington D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated May 8, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42720, 33-42721, 33-
42771 and 33-54829) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827, 33-55546 and 33-59594). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,

/s/ Price Waterhouse LLP
- ------------------------