Form 10-Q
period 1995-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1995-08-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995
---------------------------------------------
OR

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

YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, $1 par value, outstanding
at July 31, 1995 - 144,330,482

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended June 30, 1995


INDEX


         PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

         a)   Consolidated Statements of Income -
              Three Months and Six Months Ended
              June 30, 1995 and 1994

         b)   Consolidated Balance Sheets - June 30,
              1995 and December 31, 1994

         c)   Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1995 and 1994

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

Item 1.       Legal Proceedings.

Item 5.       Other Events.

Item 6.       Exhibits and Reports on Form 8-K.

Signature

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
----------------------------------------------


                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                          1995                    1994
                                                          ---------               ----------
                                                          (In thousands of dollars)
OPERATING REVENUES:
  Electric                                                $  811,565              $  846,856
  Gas                                                        127,251                 132,844
                                                          ----------              ----------
                                                             938,816                 979,700
                                                          ----------              ----------

OPERATING EXPENSES:
  Operation:
    Fuel for electric generation                              22,246                  52,647
    Electricity purchased                                    304,221                 269,770
    Gas purchased                                             57,178                  65,098
    Other operation expense                                  141,468                 174,024
  Maintenance                                                 50,888                  46,491
  Depreciation and amortization                               79,148                  76,942
  Federal and foreign income taxes                            30,312                  44,982
  Other taxes                                                131,370                 119,122
                                                          ----------              ----------
                                                             816,831                 849,076
                                                          ----------              ----------

OPERATING INCOME                                             121,985                 130,624
                                                          ----------              ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                           312                     893
  Federal and foreign income taxes                             1,207                   2,132
  Other items (net)                                            2,397                   3,434
                                                          ----------              ----------
                                                               3,916                   6,459
                                                          ----------              ----------

INCOME BEFORE INTEREST CHARGES                               125,901                 137,083
                                                          ----------              ----------

INTEREST CHARGES:
  Interest on long-term debt                                  66,020                  67,277
  Other interest                                               7,445                   4,136
  Allowance for borrowed funds used
   during construction                                        (2,049)                 (1,889)
                                                          ----------              ----------
                                                              71,416                  69,524
                                                          ----------              ----------

NET INCOME                                                    54,485                  67,559
Dividends on preferred stock                                  10,046                   7,072
                                                          ----------              ----------
BALANCE AVAILABLE FOR COMMON STOCK                        $   44,439              $   60,487
                                                          ==========              ==========

Average number of shares of common
  stock outstanding (in thousands)                           144,330                 142,912

Balance available per average
  share of common stock                                   $      .31              $      .42
Dividends paid per share of common
  stock                                                   $      .28              $      .28

/TABLE

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
----------------------------------------------


                                                          SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                          1995                    1994
                                                          ---------               ----------
                                                          (In thousands of dollars)
OPERATING REVENUES:
  Electric                                                $1,693,485              $1,780,573
  Gas                                                        370,144                 434,685
                                                          ----------              ----------
                                                           2,063,629               2,215,258
                                                          ----------              ----------

OPERATING EXPENSES:
  Operation:
    Fuel for electric generation                              61,524                 114,772
    Electricity purchased                                    596,220                 545,130
    Gas purchased                                            183,657                 240,182
    Other operation expense                                  296,282                 346,708
  Maintenance                                                 95,654                  93,984
  Depreciation and amortization                              157,464                 152,348
  Federal and foreign income taxes                           108,684                 133,286
  Other taxes                                                263,754                 254,876
                                                          ----------              ----------
                                                           1,763,239               1,881,286
                                                          ----------              ----------

OPERATING INCOME                                          300,390                    333,972
                                                          ----------              ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                           312                   1,658
  Federal and foreign income taxes                            (7,598)                  4,472
  Other items (net)                                           18,472                   6,400
                                                          ----------              ----------
                                                              11,186                  12,530
                                                          ----------              ----------

INCOME BEFORE INTEREST CHARGES                               311,576                 346,502
                                                          ----------              ----------
INTEREST CHARGES:
  Interest on long-term debt                                 129,369                 135,861
  Other interest                                              14,577                   8,121
  Allowance for borrowed funds used
   during construction                                        (5,591)                 (3,503)
                                                          ----------              ----------
                                                             138,355                 140,479
                                                          ----------              ----------

NET INCOME                                                   173,221                 206,023
Dividends on preferred stock                                  20,261                  14,088
                                                          ----------              ----------
BALANCE AVAILABLE FOR COMMON STOCK                        $  152,960              $  191,935
                                                          ==========              ==========

Average number of shares of common
  stock outstanding (in thousands)                           144,327                 142,706

Balance available per average
  share of common stock                                   $     1.06              $     1.34
Dividends paid per share of common
  stock                                                   $      .56              $      .53

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
ASSETS
------

                                                                                   JUNE 30,
                                                                                   1995                     DECEMBER 31,
                                                                                   (UNAUDITED)              1994
                                                                                   ------------             ------------
                                                                                   (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                                                   $ 8,391,558                $ 8,285,263
  Nuclear fuel                                                                         512,863                   504,320
  Gas plant                                                                            948,922                   922,459
  Common plant                                                                         263,589                   291,962
  Construction work in progress                                                        393,092                   481,335
                                                                                   -----------               -----------
          Total Utility Plant                                                       10,510,024                10,485,339
Less-Accumulated depreciation and
  amortization                                                                       3,494,537                 3,449,696
                                                                                   -----------               -----------
          Net Utility Plant                                                          7,015,487                 7,035,643
                                                                                   -----------               -----------

OTHER PROPERTY AND INVESTMENTS                                                         159,059                   224,039
                                                                                   -----------               -----------

CURRENT ASSETS:
  Cash, including temporary cash investments
    of $83,088 and $50,052, respectively                                               106,149                    94,330
  Accounts receivable (less-allowance for
    doubtful accounts of $3,600)                                                       304,609                   317,282
  Unbilled revenues                                                                    179,500                   196,700
  Electric margin recoverable                                                           36,796                    66,796
  Materials and supplies, at average cost:
    Coal and oil for production of electricity                                          25,070                    31,652
    Gas storage                                                                         26,167                    30,931
    Other                                                                              145,882                   150,186
  Prepaid taxes                                                                         64,664                    43,249
  Other                                                                                 44,997                    45,189
                                                                                   -----------               -----------
                                                                                       933,834                   976,315
                                                                                   -----------               -----------

REGULATORY AND OTHER ASSETS:

  Unamortized debt expense                                                             148,842                   153,047
  Deferred recoverable energy costs                                                      7,349                    62,884
  Deferred finance charges                                                             239,880                   239,880
  Income taxes recoverable                                                             465,109                   465,109
  Recoverable environmental restoration costs                                          238,034                   240,000
  Other                                                                                252,184                   252,522
                                                                                   -----------               -----------
                                                                                     1,351,398                 1,413,442
                                                                                   -----------               -----------
                                                                                   $ 9,459,778                $ 9,649,439
                                                                                   ===========               ===========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                                                                          JUNE 30,1995            DECEMBER 31,
                                                                                          (UNAUDITED)             1994
                                                                                          -------------           ------------
                                                                                          (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
          Common stock - $1 par value; authorized
          185,000,000 shares; issued 144,330,482 and
          144,311,466 shares, respectively                                                $  144,330              $  144,311
          Capital stock premium and expense                                                1,782,838               1,779,504
          Retained earnings                                                                  610,718                 538,583
                                                                                          ----------              ----------
                                                                                           2,537,886               2,462,398
                                                                                          ----------              ----------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
    SHARES, $100 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 2,100,000 shares                                                           210,000                 210,000
          Redeemable (mandatorily redeemable), issued
           258,000 and 276,000 shares, respectively                                           24,000                  25,800
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
    SHARES, $25 PAR VALUE:
          Non-redeemable (optionally redeemable),
           issued 3,200,000 shares                                                            80,000                  80,000
          Redeemable (mandatorily redeemable), issued
           9,274,005 and 9,574,005 shares, respectively                                      227,700                 230,200
                                                                                          ----------              ----------
                                                                                             541,700                 546,000
                                                                                          ----------              ----------

   Long-term debt                                                                          3,455,933               3,297,874
                                                                                          ----------              ----------
          Total Capitalization                                                             6,535,519               6,306,272

                                                                                          ----------              ----------
CURRENT LIABILITIES:
  Short-term debt                                                                            110,000                 416,750
  Long-term debt due within one year                                                          72,210                  77,971
  Sinking fund requirements on redeemable
   preferred stock                                                                             5,950                  10,950
 Accounts payable                                                                            195,083                 277,782
 Payable on outstanding bank checks                                                           26,427                  64,133
 Customers' deposits                                                                          14,385                  14,562
 Accrued taxes                                                                                92,277                  43,358
  Accrued interest                                                                            64,237                  63,639
 Accrued vacation pay                                                                         36,348                  36,550
 Other                                                                                        75,833                  77,818
                                                                                          ----------              ----------
                                                                                           692,750                 1,083,513
                                                                                          ----------              ----------
REGULATORY AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                                        1,331,275               1,258,463
  Deferred finance charges                                                                   239,880                 239,880
  Employee pension and other benefits                                                        242,341                 235,741
  Unbilled revenues                                                                           27,179                  93,668
  Deferred pension settlement gain                                                            42,602                  50,261
  Other                                                                                      108,232                 141,641
                                                                                          ----------              ----------
                                                                                         1,991,509                 2,019,654
                                                                                          ----------              ----------
COMMITMENTS AND CONTINGENCIES (NOTE 2):
  Liability for environmental restoration                                                    240,000                 240,000
                                                                                          ----------              ----------
                                                                                       $ 9,459,778                $9,649,439
                                                                                          ==========              ==========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH  (UNAUDITED)
----------------------------------------


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          1995                    1994
                                                                                          -------------           ------------
                                                                                          (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  173,221              $  206,023
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                            157,464                 152,348
    Amortization of nuclear fuel                                                              12,727                  19,366
    Provision for deferred Federal income taxes                                               60,126                  42,964
    Electric margin recoverable                                                               30,000                 (13,754)
    Gain on sale of subsidiary                                                                (8,901)                   -
    Deferred recoverable energy costs                                                         55,535                  39,708
   Amortization of nuclear replacement power cost
    disallowance                                                                                   -                 (11,540)
    Unbilled revenues                                                                        (49,289)                   -
    (Increase) decrease in net accounts receivable                                            12,673                 (37,885)
    Decrease in materials and supplies                                                        13,928                  12,466
    Decrease in accounts payable and accrued expenses                                        (86,933)                (91,773)
    Increase in accrued interest and taxes                                                    49,517                  77,206
    Changes in other assets and liabilities                                                  (49,470)                 (5,384)
                                                                                          ----------              ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                          370,598                 389,745
                                                                                          ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                                                   (149,698)                (165,125)
  Nuclear Fuel                                                                               (8,543)                     991
                                                                                          ----------              ----------
  Acquisition of utility plant                                                             (158,241)                (164,134)
  (Increase) decrease in materials and supplies
    related to construction                                                                   1,722                     (370)
  Decrease in accounts payable and accrued
    expenses related to construction                                                        (21,733)                 (22,943)
  Net proceeds from sale of subsidiary                                                      161,087                     -
   Increase in other investments                                                            (72,079)                 (33,188)
  Other                                                                                       2,973                   (8,941)
                                                                                          ----------              ----------
          NET CASH USED IN
          INVESTING ACTIVITIES                                                              (86,271)                (229,576)
                                                                                          ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                                        284                   15,386
  Redemption of preferred stock                                                              (9,300)                 (14,300)
  Issuance of long-term debt                                                                275,000                  210,000
  Reductions in long-term debt                                                              (15,000)                (218,914)
  Net change in short-term debt                                                            (405,750)                 (44,015)
  Dividends paid                                                                           (101,086)                 (89,675)
  Other                                                                                     (16,656)                  (9,571)
                                                                                          ----------              ----------
          NET CASH USED IN FINANCING ACTIVITIES                                            (272,508)                (151,089)
                                                                                          ----------              ----------
NET INCREASE IN CASH                                                                         11,819                    9,080

Cash at Beginning of Period                                                                  94,330                  124,351
                                                                                          ----------              ----------
CASH AT END OF PERIOD                                                                     $ 106,149               $  133,431
                                                                                          ==========              ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                           $ 146,118               $  149,087
  Income taxes paid                                                                       $  29,997               $   63,720


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

         The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.

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

         The Company is currently aware of 90 sites with which it has been or may be associated, including 47 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

         In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated will be subject to 80%/20% (ratepayer/Company) sharing (see Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - "1995 Rate Order"). In 1995, the Company estimates it will incur $13.5 million of such costs, resulting in a potential disallowance of approximately $2.7 million (before tax), which the Company has accrued as a loss in Other items (net) on the Consolidated Statements of Income. The accrued loss will be subject to adjustment based on actual expenditures made in 1995. The Public Service Commission of the State of New York (PSC) stated in its order that the decision to require sharing will be revisited for 1996 and beyond in multi-year rate negotiations. Accordingly, if the 80%/20% (ratepayer/ Company) sharing were to continue to be applied to rate years beyond 1995, the Company would be required to write off 20% of its regulatory asset associated with environmental restoration costs. A generic PSC study of this matter is in process, the results of which are expected to be available for consideration in the Company's multi-year rate negotiations. At this time the Company is unable to predict the outcome of the study. The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

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

         LITIGATION: The Company is unable to predict the ultimate disposition of the lawsuits referred to below. However, the Company believes it has meritorious defenses and intends to defend these lawsuits vigorously, but can neither provide any judgment regarding the likely outcome nor provide any estimate or range of possible loss. Accordingly, no provision for liability, if any, that may result from these lawsuits has been made in the Company's financial statements.

         (a) In March 1993, Inter-Power of New York, Inc. (Inter-Power), filed a complaint against the Company and certain of its officers and employees in the Supreme Court of the State of New York, Albany County (NYS Supreme Court). Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a power purchase agreement in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

                In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the power purchase agreement relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. The Company is currently evaluating its options for review of the court's reversal of summary judgment related to this alleged breach.

         (b) In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. This motion has yet to be decided. Fourth Branch has filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of New York.

         (c) On June 8, 1994, Medina Power Company (Medina) filed a lawsuit against the Company in the U.S. District Court for the Western District of New York. Medina alleges, among other claims, that the Company violated various New York State antitrust laws in connection with a contract that the Company has with Medina. On July 11, 1995 Medina amended its complaint and is now seeking unspecified damages.

                The Company had previously entered into a contract with Medina, an unregulated generator, for the purchase of electricity. The contract requires Medina to be a qualifying facility (QF) under federal law or face a contractual penalty. Having come on-line without a steam host, Medina did not meet this QF requirement, subjecting it to a 15% rate reduction. The Company advised Medina that it had exercised its contract right and reduced the rate accordingly. The Company believes Medina's lawsuit is without merit, but cannot predict the outcome of this action.

         (d) The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain unregulated generators ("overgeneration"). The Company has paid the unregulated generators based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

3.       Rate and Regulatory Issues and Contingencies.

         (See Item 2., Management's Discussion and Analysis of
         Financial Condition and Results of Operations - "1995 Rate Order" and "Multi-Year Electric Rate Proceeding.")

         In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71), the Company's financial statements reflect assets and costs based on ratemaking conventions, as approved by the PSC and the Federal Energy Regulatory Commission (FERC). Certain expenses and credits, normally reflected in income as incurred, are only recognized when included in rates and recovered from or refunded to customers. Virtually all costs of this nature which were determined by the regulators to have been prudently incurred have been and continue to be recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items currently deferred on its consolidated balance sheet should be afforded similar treatment.

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

         The PSC's April 21, 1995 Order (1995 rate order) contemplates no change in this approach to such reporting. While still part of the ongoing multi-year electric rate proceeding (Proceeding), neither the Company's price cap proposal nor the PSC Staff's proposal to transition the Company's rates from being cost-based to market-based is expected to be approved by the PSC, although the final rate agreement could incorporate components from one or both proposals. Rather, with respect to the Proceeding, the 1995 rate order directed the parties to the Proceeding to address a broad spectrum of issues that are raised as New York State and the nation move from energy markets that are highly regulated to markets that are governed by increasing competition and market forces. The parties to the Proceeding have begun discussions on these issues (See Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Multi-Year Electric Rate Proceeding"). It is not clear what the outcome of the Proceeding will be or whether any material change in the current form of regulation to which the Company is subject will be implemented. The Company believes, at this time, that the provisions of SFAS No. 71 are still applicable to its operations. However, the final outcome of the Proceeding could result in the application of SFAS No. 71 being discontinued with respect to all or a portion of the Company's electric business. Such an outcome could have a material adverse effect on the Company's results of operations and financial condition.

         In March 1995, the Financial Accounting Standards Boardissued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
         121). SFAS No. 121 requires companies, including utilities, to assess the need to recognize a loss whenever events or circumstances occur which indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized if the sum of the future undiscounted net cash flows expected to be generated by an asset is less than its book value. SFAS No. 121 also amends SFAS No. 71 to require write-off of a regulatory asset if it is no longer probable that future revenues will recover the cost of the asset.

         SFAS No. 121, which is applicable in 1996, may have consequences to a number of utilities, including the Company, which are facing growing competitive threats that may erode future prices, and which have relatively high-cost nuclear generating assets and unregulated generator contracts. In the context of the Company's recently issued 1995 rate order, the Company believes the effects of adoption of SFAS No. 121 to be immaterial. While the Company has not yet fully assessed the financial consequences of applying the provisions of SFAS No. 121, its application could have a material adverse effect on the Company's results of operations and financial condition if rates established in the future are no longer cost-based or if management can no longer conclude that existing regulatory assets are probable of recovery.

         On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs. Responding to competitive pressures in the industry and changes in statutes applicable to the industry, the FERC seeks to encourage lower electricity rates by structuring an orderly transition to a competitive wholesale power market. To accomplish this goal, the NOPR seeks to ensure non-discriminatory access to the transmission system grid for all wholesale buyers and sellers of electric energy in interstate commerce, and to address the transition costs associated with open transmission access. Thus, a final rule would define the non-discriminatory terms and conditions under which unregulated generators, neighboring utilities, and other suppliers could gain access to a utility's transmission grid to deliver power to wholesale customers such as municipal distribution systems, rural electric cooperatives, or other utilities.

         In a supplemental NOPR on stranded costs, the FERC has promulgated the principle that utilities are entitled to full recovery of "legitimate, prudent, and verifiable" stranded costs at both the state and federal level. The NOPR also concludes that the FERC should be the principal forum for addressing the recovery of stranded costs due to potential municipalization or similar situations where former retail customers become wholesale customers, as well as for wholesale stranded costs. With respect to stranded costs that result from retail wheeling, the FERC proposes that state regulatory authorities assume responsibility, except in the narrow circumstance where state regulatory authorities lack the authority to address the recovery of such costs.

         The FERC continues to seek comments with respect to the complex issues raised by power pools. The New York Power Pool (NYPP), of which the Company is a member, is actively evaluating the effect of wholesale competition and the NOPR on NYPP operations and pricing policies. While changes to existing NYPP arrangements are expected, the extent and nature of these changes and their possible effects on the Company are uncertain.

         Comments on the NOPR were due August 7, 1995. The Company responded, both individually and as a member of several utility groups, in support of the FERC's position with respect to the recovery of stranded costs occasioned by both wholesale and retail wheeling, but has urged the FERC not to abdicate its responsibility for retail stranded costs. It is anticipated that a final rule could take effect in early 1996. However, the Company cannot predict the outcome of this matter or its effects on the Company's results of operations or financial condition.

                    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                    REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of June 30, 1995 and the unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1995 and 1994 and the unaudited Consolidated Statements of Cash Flows for the six-months ended
June 30, 1995 and 1994.   The accountants' report regarding their
limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

August 11, 1995

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse   NY   13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and of cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1995, we expressed an unqualified opinion (containing an explanatory paragraph relating to the Company's involvement as a defendant in lawsuits relating to actions with respect to certain purchased power contracts and an explanatory paragraph with respect to the Company's multi-year electric rate proceeding) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3, the Company and the parties to its multi-year electric rate proceedings have begun discussions which could result in material changes in the current form of regulation to which the Company is subject. While the Company believes the provisions of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), continue to apply under current regulation, the outcome of the multi-year electric rate proceedings could result in the application of SFAS No. 71 being discontinued with respect to all or a portion of the Company's electric business. Such an outcome could have a material adverse effect on the Company's results of operations and financial condition. Because the outcome of these matters cannot be predicted, the accompanying financial statements do not include any adjustments that might result from the resolution of these proceedings.

/s/ Price Waterhouse LLP
------------------------

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                                             1995 RATE ORDER

(See Note 3 of Notes to the Consolidated Financial Statements -
"Rate and Regulatory Issues and Contingencies," and Form 10-K for fiscal year ended December 31, 1994, Item 1. Business - "1995
Five-Year Rate Plan.")

Through its Brief Opposing Exceptions dated March 2, 1995, the
Company had requested an increase in 1995 electric revenues of approximately $110 million (3.5%) and an increase in 1995 gas revenues of $16.4 million (2.7%).

On April 21, 1995, the Company received a rate decision (1995 rate order) from the PSC which approved an approximately $47 million increase in electric revenues and a $4.9 million increase in gas revenues. The expected bill impact to customers is a 1.5% increase for electric (a 3.4% increase for residential and a 1.6% decrease for large industrial) and an 0.8% increase for gas. A full opinion explaining the bases for determinations and conclusions in the 1995 rate order is expected to be issued by the PSC during the third quarter.

The 1995 rate order allows the Company to retain its fuel adjustment clause mechanism, but the electric revenue adjustment mechanism (NERAM), which permitted the Company to recover revenue shortfalls during future periods, was discontinued (See "Results of Operations").

The 1995 rate order includes performance-based penalties related to customer service quality and demand-side management programs.

Further, the 1995 rate order allocates to ratepayers all of the $58.4 million of savings associated with the Company's 1994 voluntary employee reduction program. This allocation of savings, in combination with other adjustments made by the PSC, puts considerable pressure on the Company's 1995 earnings levels.

In addition, the 1995 rate order established an 80%/20% (ratepayer/Company) sharing related to costs incurred during 1995 for the investigation and restoration of Company-owned sites
(SIR) and sites with which it is associated. (See Note 2 of Notes to the Consolidated Financial Statements - Contingencies - "Environmental issues.")

Although the 1995 rate order establishes allowed returns on equity of 11.0% in the electric case and 11.4% in the gas case, the Company's original analysis of the 1995 rate order anticipated that its overall return on equity in 1995, including the impact related to the elimination of the NERAM, expected Measured Equity Return Incentive Term (MERIT) awards and Nine Mile Point Nuclear Station Unit No. 1 (Unit 1) performance incentive, would range between 8.5% and 9.5%. However, due to even weaker sales experienced in the first half of 1995 than previously anticipated and the potential earnings effect of the costs to repair damage from the July 1995 storm (See Results of Operations - "Six Months Ended June 30, 1995 versus Six Months Ended June 30, 1994"), the Company now believes that it will be extremely difficult for it to achieve equity returns in this range.

The 1995 rate order also addresses the Company's multi-year electric rate proceeding, which is discussed below.

On May 22, 1995, the Company filed a Request for Rehearing and Clarification concerning ten issues addressed in the 1995 rate order, including reconsideration by the Commission of the 80%/20% ratepayer/Company sharing of SIR costs in 1995 (See Note 2 of the Notes to the Consolidated Financial Statements - Contingencies - "Environmental issues"), and reserving the right to file requests for rehearing or clarification within 30 days of issuance of the full opinion. Subsequently, the PSC notified the Company that the statute of limitations for filing petitions for rehearing or clarification of the Commission's determination will be deemed to run from the date of issuance of the full opinion. Therefore, the PSC informed the Company, no responses to the Company's petition are warranted at this time.

                                   MULTI-YEAR ELECTRIC RATE PROCEEDING

With respect to the Proceeding, the PSC's 1995 rate order directed the Company and other parties to address a broad spectrum of issues that are raised as New York State and the nation move from energy markets that are highly regulated to markets that are increasingly governed by competition and market forces. To this end, the parties to the Proceeding have agreed to engage in a series of exploratory discussions and presentations to address the many issues raised by a possible change in regulation of this magnitude. These issues include, among others, how to address the Company's excessive generation cost burden (both owned generation and unregulated generator contracts), rate levels, potential elimination of the fuel-adjustment clause (FAC), maintenance of the Company's investment-grade bond credit ratings, burdens of social programs and other social costs presently included in rates, and industry and company restructuring alternatives also being contemplated in another PSC proceeding (denominated as Competitive Opportunities
II) and elsewhere.

It is not clear what effect the Proceeding will have or whether any material change in the current form of regulation to which the Company is subject will be implemented. However, the experience of deregulation in other industries does suggest that once competitive forces are unleashed, change may occur very rapidly. In addition, the Pataki administration has called for reduction of the current high energy costs in New York State.

Company studies currently are under way on policy and financial bases with a view to formulating and filing a comprehensive proposal in the Fall of 1995, that would be responsive to the direction of the PSC's 1995 rate order. The proposal would necessarily be conditional on the Company achieving a sufficient number of its own goals to protect shareholder investment as fully as practicable. Nevertheless, the Company cannot predict the ultimate outcome of any such proposal or its effect on security holders.

The nature of the problems that the Company faces in an increasingly competitive electric energy market (e.g., overmarket unregulated generator payments, disproportionate local tax burdens, the dormant economy in the Company's service territory, and political and regulatory pressures that hinder the recovery of the Company's other costs), requires the cooperation and agreement of third parties (e.g. government, suppliers and customers) outside the Company's control and, thus, limits the options available to solve those problems and keep the Company financially viable. Reduction or cessation of dividends on common and preferred stock, restructuring of payments to unregulated generators, and ultimately even more severe actions may become necessary in the absence of solutions to the current set of problems.

                                          COMMON STOCK DIVIDEND

(See Form 10-K for fiscal year ended December 31, 1994, Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - "Changing Competitive Environment.")

On July 27, 1995, the Board of Directors authorized a common stock dividend of 28 cents per share, payable on August 31, 1995 to shareholders of record on August 7, 1995. In making future dividend decisions, the Company must evaluate, along with standard business considerations, the progress of the multi-year phase (See "Multi-Year Electric Rate Proceeding.") of the 1995 rate order mentioned previously, the increasing degree of competitive and political pressure on its prices and the Company's future earnings potential.

                                         UNREGULATED GENERATORS

(See Form 10-K for fiscal year ended December 31, 1994, Item 1.
Business - "Unregulated Generators.")

In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

For the three months and six months ended June 30, 1995, unregulated generator purchases were approximately $237 million and $502 million, respectively, compared to approximately $243 million and $478 million, respectively, for the same periods in 1994. For the three months and six months ended June 30, 1995, unregulated generator purchases provided about one-third of the Company's power supply while constituting about three-fourths of the Company's fuel and purchased power costs.

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

On February 10, 1995, the Company filed a petition for rehearing of both orders. The Company argued, among other things, that Federal law requires FERC to apply the ruling in CL&P in all pending cases, including its case involving the Six Cent Law, and that it is entitled to the opportunity, either at FERC or in the courts, to demonstrate that pre-existing power purchase contracts resulting from the Six Cent Law should be invalidated. The Company argued further that amendment of the Six Cent Law did not render the proceeding addressing that law moot because the amendment perpetuated and, in some instances, expanded the Company's obligation to purchase power from QFs at rates above avoided cost. On April 12, 1995, FERC denied the Company's petitions. On April 21, 1995, the Company filed with the U.S. Court of Appeals for the District of Columbia its petitions for review of FERC's denials of its petitions for rehearing, which FERC and other parties moved to dismiss for lack of jurisdiction. These motions remain pending. On May 11, 1995, the Company filed complaints in the U.S. District Court for the Northern District of New York against the FERC and the PSC, contending that the FERC unlawfully ruled that its decision in CL&P does not apply to purchases of power under existing agreements. The PSC was named in this complaint on the basis that its policies compelled the Company to enter into the above market value agreements. In July 1995, various parties to these actions, including the FERC and the PSC, moved to dismiss this case. Those motions remain pending.

During April 1995, FERC also ruled against New York State Electric and Gas Corp. (NYSEG) in a case involving contracts with unregulated generators, despite NYSEG's position that the unregulated generators' rates exceeded avoided costs. The PSC supported NYSEG in the case, in which the utility sought to revise long-term contracts signed in 1990 to buy up to 417 megawatts from two unregulated generators. NYSEG argued that the costs it used to calculate the rates were no longer valid because cheaper power was now available and the excess contract prices impose a harsh burden on its electric customers. On May 11, 1995, NYSEG requested rehearing of the FERC's ruling which was subsequently denied.

Despite the lengthy and multi-faceted campaign that the Company has mounted with respect to unregulated generator contracts over the past five years, the courts and regulatory agencies with whom the Company's complaints have been lodged have provided little relief. (See Form 10-K for fiscal year ended December 31, 1994,
Item 3., Legal Proceedings). For the most part, these bodies have either rejected the Company's position or postponed addressing the merits of the cases in question. This delay has not relieved the Company or its ratepayers of the substantial burden of these contracts.
Although the Company will continue with its challenges, there can be no assurance that any success will be achieved or, if it is achieved, that it will occur in the next several years.

                                 FINANCING PLANS AND FINANCIAL POSITION

(See "Multi-Year Electric Rate Proceeding" and "Common Stock
Dividend.")

The Company's capital structure continues to be weak, and the Company's ability to issue more common stock to improve its capital structure is limited by the uncertainties that have depressed its stock price. The Company would not likely pursue a new issue offering unless the common stock price was closer to book value. External financing is projected to consist of approximately $400 to $600 million of debt securities in 1995, which includes $275 million of First Mortgage Bonds issued during May 1995. The Company continues to investigate options to reduce its embedded cost of long-term debt by taking advantage of current lower interest rates. The availability of cash provided by operations to fund the Company's anticipated construction program for 1996-1999 is substantially dependent upon the outcome of the multi-year electric rate proceeding. The Company believes that it will spend somewhat less than its original estimate of $380 million for its 1995 construction program. For the six months ended June 30, 1995, the Company had incurred approximately $164.4 million for construction additions, including overheads capitalized, nuclear fuel and allowance for funds used during construction. External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, the Company's rate proceedings. The ultimate level of financing during this four-year period will reflect, among other things, the extent and timing of rate relief, levels of dividend payments, the Company's competitive positioning and the extent to which competition penetrates the Company's markets, uncertain energy demand due to the weather and economic conditions and capital expenditures relating to distribution and transmission load reliability projects, as well as continued expansion of the gas business. The apparent softening of the economy in the Company's service territory and the associated decline in sales is significantly increasing the uncertainty of its future financing program.

The Company believes that traditionally available sources of financing should be sufficient to satisfy the Company's external financing needs during the period 1995 through 1999, depending on the outcome of the multi-year electric rate proceeding, current sales trends and the extent to which competition is permitted to enter into the Company's electric sales market. On
August 1, 1995, the Company could issue an additional $2,102 million aggregate principal amount of First Mortgage Bonds. This includes approximately $1,311 million from retired bonds without regard to an interest coverage test and approximately $791 million supported by additional property currently certified and available, assuming an 8.5% interest rate, under the applicable tests set forth in the Company's mortgage trust indenture. The Company also has $200 million of Preference Stock authorized for sale. Under its Charter, the Company is restricted from issuing preferred stock at August 1, 1995, due to insufficient earnings coverage ratios. The Company's Charter restricts the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. The Company has not reached this restrictive limit.

On May 10, 1995, Moody's Investors Service (Moody's) downgraded the Company's rating on secured debt from Baa2 to Baa3. This action changed the Company's security rating on secured debt to the lowest investment grade rating. The security rating on preferred stock was changed from baa3 to ba1, which changed the Company's security rating on preferred stock from the lowest investment grade rating to a below investment grade rating. The commercial paper rating was changed from P-2 to P-3. Moody's cited, among other things, the impact of the Company's high-cost structure (namely, unregulated generator obligations and taxes) on its competitive profile which, coupled with a stagnant service territory economy and excess capacity in the region, limited sales growth and financial improvement. Moody's also indicated that the rating outlook remains negative. Moody's recently released a study that concludes that the electric industry may face substantial losses related to making the transition to a deregulated market
(See Note 3 of Notes to the Consolidated Financial Statements -
"Rate and Regulatory Issues and Contingencies").

On May 12, 1995, Standard and Poors (S&P) affirmed its security ratings on the Company's securities, which are comparable to Moody's revised ratings. However, S&P removed the Company from its "CreditWatch" list in light of recent positive regulatory actions in New York state. S&P cited similar concerns to those expressed by Moody's in retaining a negative rating outlook for the Company's securities. Any reduction of the Company's debt ratings to below investment grade levels would adversely affect the cost and possibly affect availability of capital to the Company. Among the effects which may occur would be a requirement by banks to provide security (in the form of First Mortgage Bonds) to collateralize revolving credit facilities and letters of credit securing low-cost, tax-exempt financing. These facilities currently aggregate approximately $575 million.

Cash flows to meet the Company's requirements for the first six months of 1995 and 1994 are reported in the Consolidated
Statements of Cash Flows on Page 6. The Company received approximately $207 million in January 1995 related to the sale of the Company's subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-CO), which was used to repay short-term debt.

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

                                          RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 1995 in comparison to the same periods in 1994. The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and six months periods should not be taken as an indication of earnings for all or any part of the balance of the year.

THREE MONTHS ENDED JUNE 30, 1995 VERSUS THREE MONTHS ENDED JUNE
30, 1994

Earnings for the second quarter were $44.4 million or 31 cents per share, as compared with $60.5 million or 42 cents per share in 1994. Earnings for the second quarter of 1995 were impacted by lower sales of both electricity and natural gas due in part to warmer-than-normal weather early in the quarter and continuing weak economic conditions in upstate New York. As of January 1995, NERAM was discontinued (See "1995 Rate Order"). Second quarter 1994 earnings included $28.5 million of electric margin recorded under this mechanism.

As shown in the table below, electric revenues, including revenues recorded to reflect the 1995 rate order retroactive to January 1, 1995, decreased $35.3 million or 4.2% from 1994. Unbilled revenues (which are non-cash revenues) of $23.4 million were recorded in 1995, including $6.2 million of retroactive revenues mentioned above. Revenues of $9.4 million were recorded in the second quarter of 1995 for incentives earned under the Unit 1 operating incentive sharing mechanism established in the 1991 Financial Recovery Agreement which provided that actual performance of Unit 1 for its next two fuel cycles be compared to a capacity factor target of 61.26%. The amount recorded represents the Company's portion of a sharing, between customers and shareholders, of power costs avoided for performance above 61.26%. Revenues of $7.7 million related to electric were recorded in the second quarter of 1994 in accordance with the MERIT allowance for 1993. No revenues were recorded related to MERIT in the second quarter of 1995, pending completion of the PSC's evaluation of MERIT claimed for 1995. In addition, there was a decrease in demand-side management (DSM) costs due to a reduction in the Company's DSM cost rebate program. Sales to other electric systems and sales to ultimate consumers reflect weather-related reduced demand along with the continued stagnant economy and more competitive pricing due to excess supply.

Amortization of unbilled revenues                              $ 23.4  million
Increase in base rates                                           13.0
Unit 1 incentive surcharge                                        9.4
DSM revenues                                                     (5.2)
MERIT revenues                                                   (7.7)
Sales to ultimate consumers                                     (12.9)
Sales to other electric systems                                 (26.8)
NERAM revenues                                                  (28.5)
                                                               ------
                                                               $(35.3) million
                                                               =======

Electric kilowatt-hour (kwh) sales to ultimate consumers were approximately 7.9 billion in the second quarter of 1995, a 1.7% decrease from the same period in 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.1%. Sales for resale decreased 1.4 billion kwhs (64.0%) resulting in a net decrease in total electric kwh sales of 1.5 billion (15.1%). Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

Electric fuel and purchased power costs increased $3.9 million or 1.2%. This increase is the result of a $17.5 million net increase in costs deferred and recovered through the operation of the FAC, offset by a $10.8 million decrease in actual costs and a $2.8 million decrease in actual purchased power costs, each of which is attributable to reduced sales demand. The decrease in fuel costs reflects a 20.4% decrease in Company generation due to unregulated generator purchase requirements and lower demand, which reduced the operation of the Company's fossil plants during the second quarter of 1995, even after taking into account the Unit No. 2 refueling and maintenance outage referred to below.

On February 8, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage and returned to service on April 4, 1995. Its next refueling and maintenance outage is scheduled to begin in February 1997. On April 8, 1995, Unit 2 was taken out of service for a planned refueling and maintenance outage and returned to service on June 2, 1995. Its next refueling outage is scheduled for Fall 1996.

Gas revenues decreased $5.6 million or 4.2% in the second quarter of 1995 from the comparable period in 1994 as set forth in the table below:

Transportation of customer-owned gas                         $ 2.8  million
Miscellaneous operating revenues                                .9
Purchased gas adjustment clause revenues                      (4.0)
Sales to ultimate consumers                                   (5.3)
                                                            --------
                                                             $(5.6) million
                                                            =======

Due to milder weather in 1995, gas sales to ultimate consumers decreased 1.1 million dekatherms (dth) or 6.2% from 1994. After adjusting for the effects of weather, sales to ultimate consumers increased 1.2%. Transportation of customer-owned gas increased
13.6 million dth (68.6%) and was primarily caused by Sithe Independence Power Partners, Inc. gas-fired generating project coming on-line in the Company's service territory.

The total cost of gas included in expense decreased 12.2% primarily as a result of a 12.8% decrease in the average cost per dth purchased ($7.3 million) and a $1.0 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause (GAC). The Company's net cost per dth sold, as charged to expense, decreased to $4.30 in the second quarter of 1995 from $4.93 in the same period in 1994.

Other operation expense decreased $32.6 million as anticipated under the Company's cost reduction effort.

Maintenance expense increased $4.4 million in the second quarter of 1995 from the comparable period in 1994 primarily as a result of an increase of approximately $10.1 million due to the Unit 2 refueling outage in the second quarter of 1995, offset by the Company's cost reduction effort.

Federal income taxes (net) decreased by approximately $14.7 million primarily due to a decrease in pre-tax income.

Other taxes increased by approximately $12.2 million primarily due to further increases in real estate taxes of approximately
$12.6 million.

SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30,
1994

Earnings for the first six months were $153.0 million or $1.06 per share, including the gain of approximately $9 million on the sale of HYDRA-CO, as compared with $191.9 million or $1.34 per share in 1994. Earnings were also impacted by lower sales of electricity and natural gas due in part to warmer-than-normal weather. As of January 1995, NERAM was discontinued (See "1995 Rate Order"). Earnings for the first six months of 1994 included $39.2 million of electric margin recorded under this mechanism.

As shown in the table below, electric revenues, including revenues recorded to reflect the 1995 rate order retroactive to January 1, 1995, decreased $87.1 million or 4.9% from 1994. Unbilled revenues (which are non-cash revenues) of $49.8 million were recorded in 1995, including $32.6 million of retroactive revenues mentioned above. The increase in DSM revenues relates to a one-time, non-cash adjustment of prior years' DSM incentive revenues. Revenues of $9.4 million were recorded in 1995 in accordance with the Unit 1 operating incentive sharing mechanism mentioned previously. Revenues of $8.4 million, which includes $7.7 million related to electric were recorded in the second quarter of 1994 in accordance with the MERIT allowance for 1993. No revenues were recorded related to MERIT in the second quarter of 1995. Sales to other electric systems and sales to ultimate consumers reflect weather-related reduced demand and the continued stagnant economy, as well as more competitive pricing caused by excess supply.

Amortization of unbilled revenues               $  49.8  million
Increase in base rates                             13.0
DSM revenues                                       10.2
Unit 1 incentive surcharge                          9.4
MERIT revenues                                     (7.7)
NERAM revenues                                    (39.2)
Sales to other electric systems                   (53.4)
Sales to ultimate consumers                       (69.2)
                                                 -------
                                                 $(87.1) million
                                                 =======

As detailed in the table below, electric kwh sales to ultimate consumers were approximately 16.8 billion in 1995, a 3.9% decrease from the same period in 1994 primarily as a result of warmer-than-normal weather. After adjusting for the effects of weather, sales to ultimate consumers would have decreased 1.8%. Sales for resale decreased 2,240 million kwhs (55.6%) resulting in a net decrease in total electric kwh sales of 2,925 million (13.6%).


                                                        SIX MONTHS ENDED JUNE 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1995          1994       Change     1995      1994      Change
Residential              $ 624,505     $ 662,225     ( 5.7)     5,265     5,683     ( 7.4)
Commercial                 621,326       641,065     ( 3.1)     5,773     6,055     ( 4.7)
Industrial                 268,592       288,104     ( 6.8)     3,557     3,653     ( 2.6)
Industrial - Special        28,388        24,524      15.8      2,067     1,955       5.7
Municipal                   24,838        24,875      (0.1)       103       104     ( 1.0)
                         ---------    ----------     ------    ------    ------     ------
Total to Ultimate
  Consumers              1,567,649     1,640,793     ( 4.5)    16,765    17,450     ( 3.9)
Other Electric Systems      40,662        94,061     (56.8)     1,789     4,029     (55.6)
Miscellaneous               85,174        45,719      86.3        -         -         -
                        ----------     ---------     ------     -----    -------    ------

      TOTAL             $1,693,485    $1,780,573     ( 4.9)    18,554    21,479     (13.6)
                        ==========     =========     ======    ======    ======     ======


Electric fuel and purchased power costs decreased $2.3 million or
 .4%. This decrease is the result of a decrease in actual fuel costs of $29.2 million, offset by an $11.4 million net increase in costs deferred and recovered through the operation of the FAC and a $15.5 million increase in actual purchased power costs (including increased payments to unregulated generators of $23.4 million or 4.9%). The decrease in fuel costs reflects a 20.8% decrease in Company generation due to greater unregulated generator purchase requirements and reduced demand, which reduced the need to operate the fossil plants during the first six months of 1995, even after taking into account the 1995 Unit 1 and Unit 2 refueling and maintenance outages, mentioned previously.

Gas revenues decreased $64.5 million or 14.9% in 1995 from the comparable period in 1994 as set forth in the table below:

Transportation of customer-owned gas                         $  5.5  million
Miscellaneous operating revenues                                 .6
Spot market sales                                              (3.4)
Purchased gas adjustment clause revenues                      (16.0)
Sales to ultimate consumers                                   (51.2)
                                                            --------
                                                             $(64.5) million
                                                            ========

Due to warmer-than-normal weather in 1995, gas sales to ultimate consumers decreased 8.9 million dth or 14.3% from 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased .4%. Transportation of customer-owned gas increased
30.7 million dth (72.9%) and was primarily caused by Sithe Independence Power Partners, Inc. gas-fired generating project coming on-line in the Company's service territory. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased.


                                                   SIX MONTHS ENDED JUNE 30,

                          GAS REVENUES (Thousands)            SALES (Thousands of Dth)
                      -------------------------------     -------------------------------

                                                  %                                %
                        1995         1994       Change      1995       1994      Change
Residential           $242,830     $287,588     (15.6)     36,111     42,230     (14.5)
Commercial              94,854      114,234     (17.0)     15,900     18,303     (13.1)
Industrial               6,548        9,484     (31.0)      1,501      1,873     (19.9)
                      --------     --------  ---------    -------    -------     ------
Total to Ultimate
   Consumers           344,232      411,306     (16.3)     53,512     62,406     (14.3)
Other Gas Systems          625          763     (18.1)        135        159     (15.1)
Transportation of
   Customer-Owned Gas   24,179       18,677      29.5      72,793     42,092      72.9
Spot Market Sales          551        3,989     (86.2)        272      1,349     (79.8)
Miscellaneous              557          (50)  (1214.0)       -          -         -
                     ----------      ------- ---------    -------    -------     ------
   Total to System
     Core Customers   $370,144     $434,685     (14.8)    126,712    106,006      19.5
                     =========     ========  =========    =======    =======     ======

The total cost of gas included in expense decreased 23.5%. This was the result of an 8.3 million decrease in dth purchased and withdrawn from storage for ultimate consumer sales ($27.8 million) and a 1.1 million decrease in dth purchased for spot market sales, coupled with a 13.5% decrease in the average cost per dth purchased ($22.9 million) and a $2.9 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased GAC. The Company's net cost per dth sold, as charged to expense and excluding spot market purchases, decreased to $3.60 in the first six months of 1995 from $3.99 in the same period in 1994.

Other operation expense decreased $50.4 million as anticipated under the Company's cost reduction effort, offset by an increase in costs of approximately $4.5 million from the Unit 1 and Unit 2 refueling and maintenance outages.

Maintenance expense increased by $1.7 million primarily as the result of an increase of approximately $15.7 million due to the Unit 1 and Unit 2 refueling and maintenance outages, offset by the Company's cost reduction effort.

Other items (net) increased by $12.1 million in the first six months of 1995 from the comparable period in 1994, primarily due to the sale of HYDRA-CO ($21.6 million). The after-tax gain on the sale of HYDRA-CO was approximately $8.9 million.

Federal income taxes (net) decreased by approximately $24.6 million primarily due to a decrease in pre-tax income, partially offset by the increase related to the sale of HYDRA-CO ($12.7 million).

Other taxes increased by approximately $8.9 million primarily due to further increases of real estate taxes of approximately $14.0 million, partially offset by approximately $4.1 million in payroll taxes due to a decrease in employees.

As evidenced by the results of the first six months of 1995, the combination of the elimination of NERAM, and further weakening in sales, as well as the anticipated offering by the Company of approximately $23 million of customer discounts in excess of the approximately $42 million reflected in rates in 1995, has affected, and will continue to negatively affect, the Company's revenues and earnings for 1995. The Company expects the trend of weak sales to continue in the near term, particularly in light of the softening of economic expectations in the Company's service territory. In addition, the Company experienced extraordinary storm damage in July 1995, with total restoration costs currently estimated to be $21 million, which includes a capitalized amount of approximately 20% relating to reconstruction of facilities destroyed by the storm. The Company plans to file a petition with the PSC which requests deferral accounting treatment, with future recovery, of the incremental, non-capital costs associated with the storm. These types of extraordinary costs have previously been recoverable in rates.
Depending on the regulatory treatment allowed, these storm costs may put added pressure on the Company's earnings for 1995.

                     NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                                 PART II

ITEM 1.  LEGAL PROCEEDINGS.

1. On June 22, 1993, the Company and twenty other industrial entities and the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York Supreme Court, Erie County, by a group of residents living in the vicinity of the landfill seeking compensation and damages for economic loss and property damages claimed to have resulted from contamination emanating from the landfill. In addition, since January 18, 1995, the Company has been named as a defendant in a series of toxic tort actions filed in federal and state courts in the Buffalo area. The suits allege exposure on the part of the plaintiffs to toxic chemicals emanating from the Pfohl Brothers Landfill, resulting in the alleged causation of cancer in each of the plaintiffs. The plaintiffs seek compensatory and punitive damages. The Company was notified by the New York State Department of Environmental Conservation in 1986 of its status as a potentially responsible party (PRP) in connection with the contamination of this landfill, but has not taken an active role in the remediation process because of the existence of minimal evidence that hazardous substances generated by the Company were disposed there. It has been alleged, however, that another defendant (Downing Container Division of Waste Mgt. of N.Y.) transported waste materials to the landfill from the Company's Dewey Avenue Service Center during the 1960's. Therefore, in July 1995, the Company elected to become a member of the Steering Committee consisting of identified PRPs, and thereby participate in the development of an appropriate remedial action for the site and working to achieve an equitable allocation of liability among responsible parties. To date, no governmental action has been taken against the Company as a PRP. The Company has undertaken to establish defenses to the allegations in these lawsuits, and is investigating its alleged connection to the landfill to determine an appropriate level of participation in the ongoing voluntary remedial program conducted by the Steering Committee. The Company is unable to predict the ultimate outcome of these proceedings.

ITEM 5.  OTHER EVENTS.

1.       SEC Recommends Repeal of the Public Utility Holding Company
         Act of 1935 (PUHCA)

         In June 1995, the Securities and Exchange Commission (SEC) released its report regarding the future of PUHCA, which included three alternative legislative recommendations as well as administrative recommendations for implementation by the SEC pending legislative reform.

         The legislative recommendation that the SEC strongly endorsed was the conditional Congressional repeal of PUHCA with an adequate transition period for Congress to enact legislation to continue federal protection of consumers. The SEC proposed a one-year transition period to protect the validity of existing contracts and activities of registered holding company systems. The administrative recommendations called for the modernization and simplification of regulation in an effort to reduce the inherent delays in the current administration of PUHCA and minimize regulatory overlap while continuing to protect the interests of consumers and investors. Some of the recommendations included the adoption of rule amendments to broaden the exemptions for routine financings and liberalization of the treatment of non-exempt financings, and the withdrawal of a current rulemaking proposal applying a lower of cost or market standard to affiliate services, sales and construction contracts.

         While the Company is exempt from most provisions of PUHCA, if adopted, these recommendations could increase competitive pressures on the Company and permit formation of interstate electric systems on a much broader scale than is now permitted.

2.       Proposed Restructuring Plans

         On May 24, 1995, the California Public Utilities Commission
         (CPUC) released two alternative proposals to restructure the California electric industry. The CPUC plans to issue its final policy decision, including an implementation schedule, in 90 days.

         In the first alternative proposal, direct access would work through a voluntary wholesale pool with retail competition through bilateral contracts. The second alternative proposal would allow customers to gain direct access by entering into individual agreements with power producers.

         In addition, on May 26, 1995, a coalition of utilities and special interest groups filed a set of interdependent principles (Revised Principles) with the Massachusetts Commission to guide the transition to increased competition and greater choice by customers in the electric utility industry.

         A number of other states are also addressing similar issues.

         The Company is unable to predict how this activity may affect New York State regulation, although similar restructuring scenarios are being studied by the PSC in the Competitive Opportunities Proceeding and the Proceeding (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Multi-Year Electric Rate Proceeding.")

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         Exhibit 4 (87) - Supplemental Indenture dated as of May 1, 1995, supplemental to Exhibit 4(1) of Form 10-K filed for the fiscal year ended December 31, 1994.

         Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six
         Months Ended June 30, 1995 and 1994.

         Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1995.

         Exhibit 15  - Accountants' Acknowledgement Letter.

         Exhibit 27 - Financial Data Schedule.

(b)      Report on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.

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



Date:  August 14, 1995                       By  /s/ Steven W. Tasker

                                                 Steven W. Tasker
                                                 Vice President-Controller and
                                                 Principal Accounting Officer,
                                                 in his respective capacities
                                                 as such

EXHIBIT 4 (87)


                                                            [CONFORMED COPY]

_________________________________________________________________



                                    NIAGARA MOHAWK POWER CORPORATION

                                                   to

                                     MARINE MIDLAND BANK, as Trustee




                                          ____________________




                                         SUPPLEMENTAL INDENTURE
                                         Dated as of May 1, 1995



                Providing for creation of $275,000,000
                principal amount of First Mortgage Bonds, 7 3/4% Series due May 15, 2006





_________________________________________________________________

                                            TABLE OF CONTENTS




PARTIES

RECITALS

CONSIDERATION

PART I.         CREATION OF A SERIES OF FIRST MORTGAGE BONDS,
                  7 3/4% SERIES DUE MAY 15, 2006

                [FORM OF FACE OF DEFINITIVE BOND OF THE EIGHTIETH
                  SERIES]

                [FORM OF TRUSTEE'S CERTIFICATE]

                [FORM OF REVERSE OF DEFINITIVE BOND
                  OF THE EIGHTIETH SERIES]

PART II.        MAINTENANCE FUND PROVISIONS AND
                  RESTRICTIONS AS TO DIVIDENDS

PART III.       FUTURE AMENDMENTS OF INDENTURE

PART IV.        THE TRUSTEE

PART V.         MISCELLANEOUS PROVISIONS

TESTIMONIUM

SIGNATURES

ACKNOWLEDGMENTS


_______________

        This Table of Contents does not constitute part of the supplemental indenture or have any bearing upon the interpretation of any of its terms and provisions.

        SUPPLEMENTAL INDENTURE dated as of May 1, 1995, made by and between NIAGARA MOHAWK POWER CORPORATION, a corporation duly organized and existing under the laws of the State of New York, having its principal place of business (residence) at No. 300
Erie Boulevard West, Syracuse, New York (hereinafter sometimes referred to as the "Company"), party of the first part, and MARINE MIDLAND BANK (successor to Marine Midland Bank, N.A., a national banking association and, in turn, successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named the Marine Midland Trust Company of New York, Marine Midland Grace Trust Company of New York and Marine Midland Bank -- New York), a banking corporation and trust company duly organized and existing under the laws of the State of New York, having its principal corporate trust office at 140 Broadway, New York, New York (hereinafter sometimes referred to as the "Trustee"), as Trustee under the Mortgage Trust Indenture hereinafter mentioned, party of the second part.

        WHEREAS, the Company (formerly Central New York Power Corporation) has heretofore executed and delivered to the Trustee its Mortgage Trust Indenture dated as of October 1, 1937 (hereinafter referred to as the "Original Indenture") and indentures supplemental thereto dated as of December 1, 1938, as of April 15, 1939, as of July 1, 1940, as of January 1, 1942, as of October 1, 1944, as of June 1, 1945, as of August 17, 1948, as of December 31, 1949, as of January 1, 1950, as of October 1, 1950, as of October 19, 1950, as of December 1, 1951, as of February 1, 1953, as of February 20, 1953, as of October 1, 1953, as of August 1, 1954, as of April 25, 1956, as of May 1, 1956, as of September 1, 1957, as of June 1, 1958, as of March 15, 1960, as of April 1, 1960, as of November 1, 1961, as of December 1, 1964, as of October 1, 1966, as of July 15, 1967, as of August 1, 1967, as of August 1, 1968, as of December 1, 1969, as of February 1, 1971, as of February 1, 1972, as of August 1, 1972, as of December 1, 1973, as of October 1, 1974, as of March 1, 1975, as of August 1, 1975, as of March 15, 1977, as of August 1, 1977, as of December 1, 1977, as of March 1, 1978, as of December 1, 1978, as of September 1, 1979, as of October 1, 1979, as of June 15, 1980, as of September 1, 1980, as of March 1, 1981, as of August 1, 1981, as of March 1, 1982, as of April 1, 1982, as of June 1, 1982, as of August 1, 1982, as of November 1, 1982, as of March 1, 1983, as of May 1, 1983, as of June 1, 1983, as of March 1, 1984, as of May 1, 1984, as of July 1, 1984, as of October 1, 1984, as of January 1, 1985, as of February 1, 1985, as of February 15, 1985, as of November 1, 1985, as of June 1, 1986, as of August 1, 1986, as of October 1, 1986, as of November 1, 1986, as of July 1, 1987, as of May 1, 1988, as of February 1, 1989, as of April 1, 1989, as of October 1, 1989, as of June 1, 1990, as of November 1, 1990, as of March 1, 1991, as of October 1, 1991, as of April 1, 1992, as of June 1, 1992, as of July 1, 1992, as of August 1, 1992, as of April 1, 1993, as of July 1, 1993, as of September 1, 1993, as of March 1, 1994 and as of July 1, 1994 (said Original Indenture, together with all instruments stated to be supplemental thereto to which the Trustee has heretofore been or shall hereafter be a party, including said enumerated Supplemental Indentures and this Supplemental Indenture, being herein referred to as the "Indenture"); and

        WHEREAS, the Indenture provides in Section 1 of Article Twelfth thereof that without any action or consent by, or notice to, the holders of any of the Bonds, the Company and the Trustee, from time to time and at any time, may enter into such indentures supplemental to the Original Indenture as shall be by them deemed necessary or desirable for the purpose of establishing the form, terms, provisions and conditions of a particular series of Bonds, and of providing the terms and conditions of redemption of Bonds of such series, or for a retirement fund or other fund for such series, or for any other purpose not inconsistent with the terms of the Indenture and which shall not impair the security of the same; and

        WHEREAS, the Company desires to enter into this indenture supplemental to the Original Indenture with the Trustee for the purpose of establishing the form, terms, provisions and conditions of a new series of Bonds under the Indenture and for the purpose of providing the terms and conditions of redemption of the Bonds of such new series, and for a maintenance fund, all as determined by resolution or resolutions of the Board of Directors of the Company; and

        WHEREAS, the Company in the exercise of the authority and power reserved to it under and by virtue of the provisions of the Indenture and pursuant to appropriate resolutions of its Board of Directors has duly resolved and determined to make, execute and deliver to the Trustee a supplemental indenture in the form hereof and for the purposes herein provided; and

        WHEREAS, all conditions and requirements necessary to make this Supplemental Indenture a valid, binding and legal instrument in accordance with its terms have been performed and fulfilled and the execution and delivery hereof have been in all respects duly authorized;

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

                                                 PART I.

                              CREATION OF A SERIES OF FIRST MORTGAGE BONDS,
                                     7 3/4% SERIES DUE MAY 15, 2006

        SECTION 1. The Company hereby creates and establishes a new series of Bonds to be issued under and secured by the Indenture to be designated "First Mortgage Bonds, 7 3/4% Series due May 15,
2006" (hereinafter sometimes referred to as the "Bonds of the Eightieth Series").

        The permitted principal amount of the Bonds of the Eightieth Series which may be executed by the Company and authenticated by the Trustee is limited so that at no time shall there be authenticated, delivered or outstanding under the Indenture Bonds of the Eightieth Series for a principal amount exceeding $275,000,000, except that Bonds of the Eightieth Series may always be issued as provided in Section 2 of Article Fourth of the Indenture.

        Upon the execution of this Supplemental Indenture, the Company may execute and deliver to the Trustee from time to time not in excess of $275,000,000 aggregate principal amount of Bonds of the Eightieth Series, and thereupon the Trustee, without awaiting the filing or recording of this Supplemental Indenture but upon receipt of specified evidence of due compliance by the Company with the applicable provisions of the Indenture, shall authenticate the said $275,000,000 principal amount of Bonds of the Eightieth Series and deliver the same upon the written order of the Company signed in its name by its President or one of its Vice Presidents or its Treasurer or an Assistant Treasurer.

        SECTION 2. The Bonds of the Eightieth Series shall mature according to their terms on May 15, 2006 and, in the case of the initial authentication of the Bonds of the Eightieth Series, shall be dated May 15, 1995 and shall bear interest from such date at the rate per annum specified in the designation of such series, payable semi-annually on May 15 and November 15 in each year (computed on the basis of a 360-day year of twelve 30-day months). Definitive Bonds of said series shall be registered Bonds without coupons and shall be issued in denominations of $1,000 and multiples thereof.

        Subsequent to the initial authentication of the Bonds of the Eightieth Series, each Bond of the Eightieth Series shall be dated as of the date of its authentication, and shall bear interest from the May 15 or November 15, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is a May 15 or a November 15 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Eightieth Series, in which case such Bond shall bear interest from May 15, 1995). However, so long as there is no existing default in the payment of interest on the Bonds of the Eightieth Series, any such Bond authenticated by the Trustee after the close of business on the record date (as hereinafter in this Section 2 defined) for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; provided, however, that if and to the extent the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the May 15 or November 15, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Eightieth Series or, if no interest has been paid on such Bonds, from May
15, 1995.

        The interest payable on any interest payment date shall be paid to the persons in whose names the Bonds of the Eightieth Series were registered at the close of business on the record date for such payment of interest notwithstanding any cancellation of Bonds of the Eightieth Series upon any registration of transfer or exchange thereof between such record date and such interest payment date; except that if the Company shall default in the payment of any interest due on such interest payment date such defaulted interest shall be paid to the persons in whose names Bonds of the Eightieth Series are registered either at the close of business on the date preceding the date of payment of such defaulted interest or on a subsequent record date fixed for the payment of such defaulted interest by notice given by mail by or on behalf of the Company to holders of Bonds of the Eightieth Series not less than ten days preceding such subsequent record date. The term "record date" as used herein shall mean, with respect to a regular semiannual interest payment date, the close of business on the last day of the calendar month next preceding such interest payment date or, if such last day shall be a day on which banking institutions in The City of New York are authorized by law to close, the next preceding day which shall not be a day on which such institutions are so authorized to close or, in the case of defaulted interest, the close of business on any subsequent record date established as provided above.

        All of the Bonds of the Eightieth Series shall be executed in the name and on behalf of the Company by a facsimile of the signature (or manual signature) of its President or a Vice President, and imprinted with its corporate seal (or a facsimile thereof), attested by a facsimile of the signature (or manual signature) of its Secretary or an Assistant Secretary.

        Bonds of the Eightieth Series shall be lettered "RU" and numbered consecutively from RU-1 upwards, or shall bear such other letters as may be provided therefor by the Board of Directors of the Company.

        Both principal of and interest on the Bonds of the Eightieth Series shall be payable at the office of the Trustee, which in the case of Marine Midland Bank, shall be its corporate trust office in the Borough of Manhattan, The City of New York, State of New York, or at such other office or agency in the Borough of Manhattan, The City of New York, State of New York, as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

        SECTION 3. The Company shall not have the right to redeem the outstanding Bonds of the Eightieth Series, either as a whole or in part, on any date prior to maturity.

        The Bonds of the Eightieth Series are also not subject to redemption, either as a whole or in part, by operation of any sinking fund, debt retirement fund or the maintenance fund referred to in Part II hereof.

        SECTION 4. The registered owner (or assigns) of any Bond of the Eightieth Series may at any time surrender the same at the corporate trust office of the Trustee, or at any other office or agency of the Trustee or the Company maintained for such purpose, and with instruments of transfer satisfactory to the Trustee, and subject to the terms, conditions and limitations specified in the Indenture, shall be entitled to receive in exchange therefor an equal principal amount of Bonds of said series of other authorized denominations; and the Company will provide, and the Trustee shall authenticate and deliver, the Bonds necessary to make such exchange. The provisions of Section 12 of Article
Second of the Original Indenture to the contrary notwithstanding, no payment of a service charge shall be required for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

        SECTION 5. The definitive Bonds of the Eightieth Series, and the Trustee's Certificate to be inscribed on all Bonds of said series, are to be substantially in the forms following, respectively:

        [FORM OF FACE OF DEFINITIVE BOND OF THE EIGHTIETH SERIES]


No. RU                                                                   $____

                                    NIAGARA MOHAWK POWER CORPORATION
                                           FIRST MORTGAGE BOND
                                     7 3/4% SERIES DUE MAY 15, 2006

        NIAGARA MOHAWK POWER CORPORATION, a New York corporation (herein called the "Company"), for value received, hereby
promises to pay to             , or registered assigns, the
principal sum of                                     Dollars on
May 15, 2006, and to pay interest from May 15, 1995 or from the May 15 or November 15, as the case may be, next preceding the date of this Bond to which interest has been paid or provided for on such principal sum at the rate per annum specified in the title of this Bond semi-annually on May 15 and November 15, in each year (computed on the basis of a 360-day year of twelve 30-day months), until payment of such principal sum has been made or duly provided for, to the registered owner hereof as of the close of business on the last day of the month next preceding the month in which an interest payment is due, except as otherwise provided on the reverse hereof or in the Indenture.

        Both principal of and interest on this Bond are payable at the corporate trust office of the Trustee hereinafter named, in the Borough of Manhattan, City and State of New York, or at such other office or agency in said Borough as shall be maintained by the Company for such purpose, in such coin or currency of the United States of America as at the time of payment shall be legal tender for public and private debts.

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

Dated:                                                    NIAGARA MOHAWK POWER
                                                                  CORPORATION


                                                       By_______________________
                                                              President
Attest:

________________________
     Secretary

                                     [FORM OF TRUSTEE'S CERTIFICATE]


        This is one of the Bonds of the Series designated above described in the within-mentioned Indenture.


                                                        MARINE MIDLAND BANK
                                                          as Trustee



                                                   By_________________________
                                                        Authorized Officer

                                   [FORM OF REVERSE OF DEFINITIVE BOND
                                        OF THE EIGHTIETH SERIES]

        This Bond is one of a duly authorized issue of Bonds of the Company, of an unlimited (except as provided in the Indenture hereinafter mentioned) permitted principal amount, all issued or to be issued in one or more series (the Bonds of the series of which this Bond is a part being herein called the "Bonds of the Eightieth Series"), all of the Bonds of all series being issued or to be issued under and, irrespective of the time of issue, all equally secured by a Mortgage Trust Indenture (herein, with all instruments stated to be supplemental thereto to which the Trustee hereinafter named is or shall be a party, called the "Indenture"), dated as of October 1, 1937, to Marine Midland Bank (successor to Marine Midland Bank, N.A., a national banking association and, in turn, successor to Marine Midland Bank, a corporation duly organized and existing under the laws of the State of New York, formerly named the Marine Midland Trust
Company of New York, Marine Midland Grace Trust Company of New
York and Marine Midland Bank -- New York and hereinafter, with its successors as defined in the Indenture, referred to as the "Trustee"), to which Indenture, an executed counterpart of which is on file with the Trustee, reference is hereby made for a description of the property mortgaged and pledged to the Trustee, and for a statement of the nature and extent of the security, the rights of the holders of the Bonds with respect to such security, and the terms and conditions upon which said Bonds are or are to be issued and secured; but neither the foregoing reference to the Indenture, nor any provision of this Bond or of the Indenture, shall affect or impair the obligation of the Company, which is absolute and unconditional, to pay, at the stated or accelerated maturities herein provided, the principal of, and premium, if any, and interest on this Bond as herein provided.

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

        Subsequent to the initial authentication of the Bonds of the Eightieth Series, each Bond of the Eightieth Series shall be dated as of the date of its authentication, and shall bear interest from the May 15 or November 15, as the case may be, next preceding the date of such Bond to which interest has been paid or provided for (unless the date of such Bond is on a May 15 or a November 15 to which interest has been paid or provided for, in which case such Bond shall bear interest from its date, or unless the date of such Bond is prior to the payment of any interest on the Bonds of the Eightieth Series, in which case such Bond shall bear interest from May 15, 1995). However, so long as there is no existing default in the payment of interest on the Bonds of the Eightieth Series, any such Bond authenticated by the Trustee after the close of business on the record date for any interest payment date and prior to such interest payment date shall be dated the date of its authentication, but shall bear interest from such interest payment date; provided, however, that if and to the extent that the Company shall default in the payment of interest on such interest payment date, then such Bond shall bear interest from the May 15 or November 15, as the case may be, next preceding the date of such Bond to which interest has previously been paid or made available for payment on the outstanding Bonds of the Eightieth Series or, if no interest has been paid on such Bonds, from May 15, 1995.

        The Bonds of the Eightieth Series are entitled to the benefit of a maintenance fund referred to in Part II of the Supplemental Indenture creating the Bonds of the Eightieth Series. The Bonds of the Eightieth Series may not be redeemed at the option of the Company, either as a whole or in part, and are not subject to redemption, either as a whole or in part, by operation of any sinking fund, debt retirement fund or the maintenance fund referred to in Part II of the Supplemental Indenture creating the Bonds of the Eightieth Series.

        No recourse shall be had for the payment of any part of principal of, or interest on, this Bond or for any claim based hereon or thereon, or otherwise in any manner with respect hereto, or with respect to the Indenture, to or against any incorporator or any past, present or future stockholder, officer or director of the Company or of any successor corporation, either directly or through the Company or any successor corporation, whether by virtue of any constitution, statute or other provision of law, or by the enforcement of any assessment or penalty, or otherwise, all such liability being expressly waived and released by the acceptance of this Bond and as part of the consideration for the issue hereof, as provided in the Indenture.

        Registration of transfer of this Bond may be made by the registered owner (or assigns) in person or by duly authorized attorney, at the corporate trust office of the Trustee, or at such other offices or agencies of the Trustee or the Company as shall be maintained for such purpose, upon the surrender of this Bond, and thereupon a new Bond or Bonds of authorized denominations of the same series for a like aggregate principal amount will be issued to the registered transferee, all in the manner and subject to the terms, conditions and limitations specified in the Indenture. No service charge shall be made for any exchange or registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto. The Company and the Trustee may deem and treat the person in whose name this Bond is registered as the absolute owner hereof for the purpose of receiving payment of or on account of the principal and interest due hereon (subject to the provisions of the first paragraph of this Bond), and for all other purposes, and neither the Company, the Trustee nor any paying agent or agency shall be affected by any notice to the contrary, whether this Bond or interest shall be overdue or not.

                                                PART II.

                                     MAINTENANCE FUND PROVISIONS AND
                                      RESTRICTIONS AS TO DIVIDENDS

        SECTION 1. The Company covenants that so long as any of the Bonds of the Eightieth Series shall be outstanding, it will comply with the provisions of Section 22 (providing for a maintenance fund for the benefit of Bonds issued under the Indenture) and Section 23 (providing for certain restrictions on the payment of dividends) of Article Fifth of the Indenture as added by the Supplemental Indenture dated as of March 1, 1978.

                                                PART III.

                                     FUTURE AMENDMENTS OF INDENTURE

        SECTION 1. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, as follows:

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

        SECTION 2. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Ninth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Section 19 at the end of said Article Ninth:

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

        SECTION 3. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Eleventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 2 thereof so that, as so amended, it shall be and read as follows:

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

        SECTION 4. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph A of Section 2 of Article Twelfth of the Indenture by the addition of the following:

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

        SECTION 5. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Twelfth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by adding the following Paragraph G to Section 2 thereof:

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

        SECTION 6. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Thirteenth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending the first paragraph of Section 1 thereof so that, as so amended, it shall be and read as follows:

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

        SECTION 7. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Fourth of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending subparagraph (3) of Paragraph E of Section 9 thereof so that, as so amended, it shall be and read as follows:

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

        SECTION 8. The Company reserves the right, without any consent or other action by holders of the Bonds of the Eightieth Series or of any subsequently created series, to amend at any time Article Seventh of the Indenture, as it may heretofore, hereby and hereafter be or have been supplemented and amended, by amending Paragraph E of Section 2 thereof so that, as so amended, it shall be and read as follows:

                "E. To the purchase of Bonds of any series issued and outstanding hereunder or of Underlying Mortgage
        Obligations or of Constituent Corporation Bonds at not in excess of 115% of the principal amount thereof, in accordance with the provisions of Paragraph E of
        Section 9 of Article Fourth."

                                                PART IV.

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

                                                 PART V.

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


                                                        NIAGARA MOHAWK POWER
                                                         CORPORATION


[CORPORATE SEAL]
                                                     By  /s/ Arthur W. Roos
                                                     Vice President-Treasurer



Attest:


 /s/ John J. Hennigan
Assistant Secretary

                                                        MARINE MIDLAND BANK


[CORPORATE SEAL]                                       By  /s/ Metin Caner
                                                       Assistant Vice President


Attest:


 /s/ Frank J. Godino
Corporate Trust Officer

STATE OF NEW YORK  )
                            :  ss.:
COUNTY OF ONONDAGA )

                On this 19th day of May, 1995, before me personally came ARTHUR W. ROOS, to me personally known, who, being by me duly sworn, did depose and say that he resides at 4573 Stoneledge Lane, Manlius, New York 13104; that he is the Vice President-Treasurer of NIAGARA MOHAWK POWER CORPORATION, the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


                                                         /s/ Ingrid E. Clark
                                                                Notary Public




STATE OF NEW YORK  )
                         :  ss.:
COUNTY OF NEW YORK )

                On this 18th day of May, 1995, before me personally came METIN CANER to me personally known, who, being by me duly sworn, did depose and say that he resides at 2350 Broadway, New York, New York 10024; that he is an Assistant Vice President of MARINE MIDLAND BANK the corporation described in and which executed the above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.


                                                      /s/ Marcia Markowski
                                                             Notary Public


EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Six Months Ended June 30, 1995 and 1994


                                                                                     (4)
                                                                                     Average Number
                                                                                     of Shares
                                                                                     Outstanding as
                                                                                     Shown on
                                                                                     Consolidated
                                                                                     Statement
                                  (1)             (2)            (3)                 of Income
                                  Shares of       Number of      Share               (3 divided by
                                  Common          Days           Days                Number of Days
                                  Stock           Outstanding    (2  X 1)            in Period)
                                  -------------   -----------    -----------         ---------------

                                            FOR THE THREE MONTHS ENDED JUNE 30;


APRIL 1 - JUNE 30, 1995           144,330,482     91             13,134,073,862     144,330,482
                                  ===========                    ==============     ===========

APRIL 1 - JUNE 30, 1994           142,706,358     91             12,986,278,578
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN          242,046     *<F1>               7,384,913
  EMPLOYEE SAVINGS FUND PLAN          368,400     *<F1>              11,337,500
                                  -----------                    --------------
                                  143,316,804                    13,005,000,991     142,912,099
                                  ===========                    ==============     ===========

                                             FOR THE SIX MONTHS ENDED JUNE 30:

JANUARY 1 - JUNE 30, 1995         144,311,466     181            26,120,375,346
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
 DIVIDEND REINVESTMENT PLAN            19,016     *<F1>               2,871,416
                                  -----------                    --------------
                                  144,330,482                    26,123,246,762     144,327,330
                                  ===========                    ==============     ===========

JANUARY 1 - JUNE 30, 1994         142,427,057     181            25,779,297,317
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN          421,347     *<F1>              29,392,338
  EMPLOYEE SAVINGS FUND PLAN          468,400     *<F1>              21,137,500
                                  -----------                    --------------
                                  143,316,804                    25,829,827,155     142,706,227
                                  ===========                    ==============     ===========


NOTE:     Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

<F1>*     Number of days outstanding not shown as shares represent an accumulation of weekly and monthly sales throughout the quarter.  Share days for shares sold are based on the total number of days each share was outstanding during the quarter.


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1995 (In thousands of dollars)

A.  Net Income                                                         $ 144,182

B.  Taxes Based on Income or Profits                                      98,937
                                                                       ---------
C.  Earnings, Before Income Taxes                                        243,119

D.  Fixed Charges  (a)                                                   315,114
                                                                       ---------
E.  Earnings Before Income Taxes and
      Fixed Charges                                                      558,233

F.  Allowance for Funds Used During
      Construction (AFC)                                                   9,821
                                                                       ---------
G.  Earnings Before Income Taxes and
      Fixed Charges without AFC                                        $ 548,412
                                                                       =========

               PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements                                    $  39,846
                                                                       ---------
I.  Ratio of Pre-tax Income to Net
      Income (C/A)                                                         1.686
                                                                       ---------
J.  Preferred Dividend Factor (HxI)                                    $  67,180

K.  Fixed Charges as Above  (D)                                          315,114
                                                                       ---------
L.  Fixed Charges and Preferred Dividends
      Combined                                                         $ 382,294
                                                                       =========
M.  Ratio of Earnings to Fixed
      Charges (E/D)                                                         1.77
                                                                       =========
N.  Ratio of Earnings to Fixed Charges
      without AFC (G/D)                                                     1.74
                                                                       =========
O.  Ratio of Earnings to Fixed Charges
      and Preferred Dividends Combined (E/L)                                1.46
                                                                       =========

(a) Includes a portion of rentals deemed representative of the interest factor ($29,272).
/TABLE

EXHIBIT 15
----------

August 11, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated August 11, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42720, 33-42721, 33-42771 and 33-54829) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827 and 33-55546). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,

/s/ Price Waterhouse LLP
------------------------