Form 10-Q
period 1995-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1995-11-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995
-------------------------------------------------
OR

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

YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock, $1 par value, outstanding
at October 31, 1995 - 144,332,123

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended September 30, 1995


INDEX


          PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

          a)   Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 1995 and 1994

          b)   Consolidated Balance Sheets - September 30,
               1995 and December 31, 1994

          c)   Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994

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
----------------------------------------------


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              1995                      1994
                                                              ---------                 ----------
                                                              (In thousands of dollars)
OPERATING REVENUES:
  Electric                                                    $  829,303                $  861,002
  Gas                                                             57,928                    57,808
                                                              ----------                ----------
                                                                 887,231                   918,810
                                                              ----------                ----------
OPERATING EXPENSES:
  Operation:
    Fuel for electric generation                                  78,577                    47,155
    Electricity purchased                                        243,462                   285,013
    Gas purchased                                                 17,171                    20,487
    Other operation expense                                      150,830                   177,033
  Maintenance                                                     49,296                    51,252
  Depreciation and amortization                                   79,850                    77,456
  Federal and foreign income taxes                                28,606                    28,487
  Other taxes                                                    125,313                   122,990
                                                              ----------                ----------
                                                                 773,105                   809,873
                                                              ----------                ----------

OPERATING INCOME                                                 114,126                   108,937
                                                              ----------                ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                               756                       854
  Federal and foreign income taxes                                   301                       787
  Other items (net)                                                1,222                     5,838
                                                              ----------                ----------
                                                                   2,279                     7,479
                                                              ----------                ----------

INCOME BEFORE INTEREST CHARGES                                   116,405                   116,416
                                                              ----------                ----------

INTEREST CHARGES:
  Interest on long-term debt                                      68,330                    65,543
  Other interest                                                   2,850                     5,265
  Allowance for borrowed funds used
   during construction                                            (1,716)                   (2,775)
                                                              ----------                ----------
                                                                  69,464                    68,033
                                                              ----------                ----------

NET INCOME                                                        46,941                    48,383
Dividends on preferred stock                                       9,691                     9,070
                                                              ----------                ----------
BALANCE AVAILABLE FOR COMMON STOCK                            $   37,250                $   39,313
                                                              ==========                ==========

Average number of shares of common
  stock outstanding (in thousands)                               144,330                   143,540

Balance available per average
  share of common stock                                       $      .26                $      .27
Dividends paid per share of common
  stock                                                       $      .28                $      .28

/TABLE

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
----------------------------------------------


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                              1995                      1994
                                                              ---------                 ----------
                                                              (In thousands of dollars)
OPERATING REVENUES:
  Electric                                                    $2,522,788                $2,641,575
  Gas                                                            428,072                   492,493
                                                              ----------                ----------
                                                               2,950,860                 3,134,068
                                                              ----------                ----------

OPERATING EXPENSES:
  Operation:
    Fuel for electric generation                                 153,724                   161,927
    Electricity purchased                                        826,059                   830,143
    Gas purchased                                                200,828                   260,669
    Other operation expense                                      447,112                   523,741
  Maintenance                                                    144,950                   145,236
  Depreciation and amortization                                  237,314                   229,804
  Federal and foreign income taxes                               137,290                   161,773
  Other taxes                                                    389,067                   377,866
                                                              ----------                ----------
                                                               2,536,344                 2,691,159
                                                              ----------                ----------

OPERATING INCOME                                                 414,516                   442,909
                                                              ----------                ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                             1,068                     2,512
  Federal and foreign income taxes                                (7,297)                    5,259
  Other items (net)                                               19,694                    12,238
                                                              ----------                ----------
                                                                  13,465                    20,009
                                                              ----------                ----------

INCOME BEFORE INTEREST CHARGES                                   427,981                   462,918
                                                              ----------                ----------
INTEREST CHARGES:
  Interest on long-term debt                                     197,699                   201,404
  Other interest                                                  17,427                    13,386
  Allowance for borrowed funds used
   during construction                                            (7,307)                   (6,278)
                                                              ----------                ----------
                                                                 207,819                   208,512
                                                              ----------                ----------

NET INCOME                                                       220,162                   254,406
Dividends on preferred stock                                      29,952                    23,158
                                                              ----------                ----------
BALANCE AVAILABLE FOR COMMON STOCK                            $  190,210                $  231,248
                                                              ==========                ==========

Average number of shares of common
  stock outstanding (in thousands)                               144,328                   142,987

Balance available per average
  share of common stock                                       $     1.32                $     1.62
Dividends paid per share of common
  stock                                                       $      .84                $      .81

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
ASSETS
------

                                                                                         SEPTEMBER 30,
                                                                                         1995                       DECEMBER 31,
                                                                                         (UNAUDITED)                1994
                                                                                         ------------               ------------
                                                                                         (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                                                         $ 8,454,948                 $ 8,285,263
  Nuclear fuel                                                                               512,046                     504,320
  Gas plant                                                                                  986,714                     922,459
  Common plant                                                                               260,543                     291,962
  Construction work in progress                                                              355,912                     481,335
                                                                                         -----------                 -----------
           Total Utility Plant                                                            10,570,163                  10,485,339
Less-Accumulated depreciation and
  amortization                                                                             3,570,441                   3,449,696
                                                                                         -----------                 -----------
           Net Utility Plant                                                               6,999,722                   7,035,643
                                                                                         -----------                 -----------

OTHER PROPERTY AND INVESTMENTS                                                               174,484                     224,039
                                                                                         -----------                 -----------

CURRENT ASSETS:
  Cash, including temporary cash investments
    of $84,671 and $50,052, respectively                                                     104,046                      94,330
  Accounts receivable (less-allowance for
    doubtful accounts of $3,600) (Note 2)                                                    263,049                     317,282
  Unbilled revenues                                                                          183,500                     196,700
  Electric margin recoverable                                                                 36,796                      66,796
  Materials and supplies, at average cost:
    Coal and oil for production of electricity                                                21,380                      31,652
    Gas storage                                                                               33,545                      30,931
    Other                                                                                    143,328                     150,186
  Prepaid taxes                                                                               51,104                      43,249
  Other                                                                                       37,353                      45,189
                                                                                         -----------                 -----------
                                                                                             874,101                     976,315
                                                                                         -----------                 -----------

REGULATORY AND OTHER ASSETS (NOTE 3):

  Unamortized debt expense                                                                   144,556                     153,047
  Deferred recoverable energy costs                                                           13,196                      62,884
  Deferred finance charges                                                                   239,880                     239,880
  Income taxes recoverable                                                                   465,109                     465,109
  Recoverable environmental restoration costs                                                238,610                     240,000
  Other                                                                                      246,689                     252,522
                                                                                         -----------                 -----------
                                                                                           1,348,040                   1,413,442
                                                                                         -----------                 -----------
                                                                                         $ 9,396,347                  $ 9,649,439
                                                                                         ===========                 ===========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                1995 (UNAUDITED)          1994
                                                                                                ----------------          ---------
                                                                                                (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
           Common stock - $1 par value; authorized
           185,000,000 shares; issued 144,330,482 and
           144,311,466 shares, respectively                                                     $  144,330                $  144,311
           Capital stock premium and expense                                                     1,785,944                 1,779,504
           Retained earnings                                                                       607,555                   538,583
                                                                                                ----------                ----------
                                                                                                 2,537,829                 2,462,398
                                                                                                ----------                ----------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
    SHARES, $100 PAR VALUE:
           Non-redeemable (optionally redeemable),
            issued 2,100,000 shares                                                                210,000                   210,000
           Redeemable (mandatorily redeemable), issued
            258,000 and 276,000 shares, respectively                                                24,000                    25,800
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
    SHARES, $25 PAR VALUE:
           Non-redeemable (optionally redeemable),
            issued 3,200,000 shares                                                                 80,000                    80,000
           Redeemable (mandatorily redeemable), issued
            9,274,005 and 9,574,005 shares, respectively                                           226,450                   230,200
                                                                                                ----------                ----------
                                                                                                   540,450                   546,000
                                                                                                ----------                ----------

   Long-term debt                                                                                3,456,676                 3,297,874
                                                                                                ----------                ----------
           Total Capitalization                                                                  6,534,955                 6,306,272

                                                                                                ----------                ----------
CURRENT LIABILITIES:
  Short-term debt                                                                                   46,001                   416,750
  Long-term debt due within one year                                                                70,111                    77,971
  Sinking fund requirements on redeemable
   preferred stock                                                                                   7,200                    10,950
 Accounts payable                                                                                  256,872                   277,782
 Payable on outstanding bank checks                                                                 26,424                    64,133
 Customers' deposits                                                                                14,703                    14,562
 Accrued taxes                                                                                      52,309                    43,358
  Accrued interest                                                                                  75,394                    63,639
 Accrued vacation pay                                                                               35,781                    36,550
 Other                                                                                              55,196                    77,818
                                                                                                ----------                ----------
                                                                                                   639,991                 1,083,513
                                                                                                ----------                ----------
REGULATORY AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                                              1,353,940                 1,258,463
  Deferred finance charges                                                                         239,880                   239,880
  Employee pension and other benefits                                                              237,169                   235,741
  Unbilled revenues                                                                                 20,028                    93,668
  Deferred pension settlement gain                                                                  37,679                    50,261
  Other                                                                                             92,705                   141,641
                                                                                                ----------                ----------
                                                                                                 1,981,401                 2,019,654
                                                                                                ----------                ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration                                                          240,000                   240,000
                                                                                                ----------                ----------
                                                                                                $9,396,347                $9,649,439
                                                                                                ==========                ==========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH  (UNAUDITED)
----------------------------------------


                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                1995                    1994
                                                                                                -------------           ---------
                                                                                                (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  220,162                $  254,406
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                                            237,314                   229,804
    Amortization of nuclear fuel                                                              23,141                    29,316
    Provision for deferred Federal income taxes                                               82,791                    59,763
    Electric margin recoverable                                                               30,000                   (27,055)
    Gain on sale of subsidiary                                                                (8,901)                     -
    Deferred recoverable energy costs                                                         49,688                    18,697
   Amortization of nuclear replacement power cost
    disallowance                                                                                -                      (17,311)
    Unbilled revenues                                                                        (60,440)                     -
    Decrease in net accounts receivable                                                       54,233                    27,639
    (Increase) decrease in materials and supplies                                             11,773                       (76)
    Decrease in accounts payable and accrued expenses                                        (45,096)                  (37,251)
    Increase in accrued interest and taxes                                                    20,706                     5,427
    Changes in other assets and liabilities                                                  (65,759)                   19,289
                                                                                             ----------                ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                         549,612                   562,648
                                                                                             ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                                                    (231,111)                  (292,070)
  Nuclear Fuel                                                                                (7,726)                   (10,427)
                                                                                           ----------                ----------
  Acquisition of utility plant                                                              (238,837)                  (302,497)
  Decrease in materials and supplies
    related to construction                                                                    2,743                      1,390
  Decrease in accounts payable and accrued
    expenses related to construction                                                         (11,274)                    (9,313)
  Proceeds from sale of subsidiary (net of cash sold)                                        161,087                       -
   Increase in other investments                                                             (85,331)                   (45,413)
  Other                                                                                        9,236                    (15,557)
                                                                                           ----------                ----------
           NET CASH USED IN
           INVESTING ACTIVITIES                                                             (162,376)                  (371,390)
                                                                                           ----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                                         284                     23,765
  Issuance of preferred stock                                                                       -                   150,000
  Redemption of preferred stock                                                               (9,300)                   (15,550)
  Issuance of long-term debt                                                                 275,000                    325,705
  Reductions in long-term debt                                                              (114,000)                  (486,586)
  Net change in short-term debt                                                             (370,749)                    (9,015)
  Dividends paid                                                                            (151,190)                  (136,768)
  Other                                                                                       (7,565)                   (21,266)
                                                                                           ----------                ----------
           NET CASH USED IN FINANCING ACTIVITIES                                            (377,520)                  (169,715)
                                                                                           ----------                ----------
NET INCREASE IN CASH                                                                           9,716                     21,543

Cash at Beginning of Period                                                                   94,330                    124,351
                                                                                           ----------                ----------
CASH AT END OF PERIOD                                                                      $ 104,046                 $  145,894
                                                                                           ==========                ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                            $ 207,357                 $  221,482
  Income taxes paid                                                                        $  35,376                 $   93,001


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

          The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.

2.        COMMITMENTS AND CONTINGENCIES.

          SALE OF CUSTOMER RECEIVABLES: (See Form 10-K for fiscal year ended December 31, 1994, Item 8., Notes to Consolidated Financial Statements - Note 9. Commitments and Contingencies.) The Company has an agreement whereby it can sell an undivided interest in a designated pool of customer receivables, including accrued unbilled electric revenues. The agreement was amended in September 1995 to allow for sale of an additional $50 million of customer receivables. The Company plans to sell this additional $50 million amount by the end of the year, which will bring the total amount of receivables sold under the agreement to $250 million. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold.

          The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. Under the terms of the agreement, a formula determines the amount of the loss reserve. At September 30, 1995, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $62 million. Although this represents the formula-based amount of credit exposure at September 30, 1995 under the agreement, historical losses have been substantially less.

          To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to the Company's large, diverse customer base within its service territory. The Company generally does not require collateral, i.e. customer deposits.

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

          In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated are subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company estimates it will incur $13.5 million of such costs, resulting in a potential disallowance of approximately $2.7 million (before tax), which the Company has accrued as a loss in Other items (net) on the Consolidated Statements of Income. The accrued loss will be subject to adjustment based on actual expenditures made in 1995. The Public Service Commission of the State of New York (PSC) stated in its order that the decision to require sharing will be revisited for 1996 and beyond in multi-year rate negotiations. Accordingly, if the 80%/20% (ratepayer/ Company) sharing were to continue to be applied to rate years beyond 1995, the Company would be required to write off 20% of its regulatory asset associated with environmental restoration costs. While the PSC is conducting a generic study on this issue, the Company is unable to predict whether sharing will be proposed or adopted in its pending multi-year rate case. However, the Company believes rate case treatment of environmental restoration costs will continue to be reviewed by the PSC in the context of future rate proceedings. The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

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

                 In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the power purchase agreement relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. In August 1995, the Company filed a motion to reargue or for leave to appeal to the Court of Appeals. The Company's motion was denied on October 25, 1995.

          (b) In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the court granted the Company's motion to dismiss the complaint in its entirety. Appeals from the order might be pursued. Fourth Branch has filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of New York.

          (c) On June 8, 1994, Medina Power Company (Medina) filed a lawsuit against the Company in the U.S. District Court for the Western District of New York. Medina alleges, among other claims, that the Company violated various New York State antitrust laws in connection with a contract that the Company has with Medina. On July 11, 1995 Medina amended its complaint and removed the allegation of antitrust violations, and is now seeking unspecified damages.

                 The Company had previously entered into a contract with Medina, an unregulated generator, for the purchase of electricity. The original contract required Medina to be a qualifying facility (QF) under federal law or face a contractual penalty. Having come on-line without a thermal host, Medina did not meet this QF requirement, subjecting it to a 15% rate reduction. The Company advised Medina that it had exercised its contract right and reduced the rate accordingly. The Company believes Medina's lawsuit is without merit, but cannot predict the outcome of this action.

          (d) The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain unregulated generators ("overgeneration"). The Company has paid the unregulated generators based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. At October 31, 1995, this amount of overgeneration adjustments in dispute that the Company estimates it has not paid or accrued is approximately $20 million. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

3.        RATE AND REGULATORY ISSUES AND CONTINGENCIES.

          (See Item 2., Management's Discussion and Analysis of
          Financial Condition and Results of Operations - "1995 Rate Order" and "Multi-Year Electric Rate Proceeding.")

          On March 29, 1995, the Federal Energy Regulatory Commission
          (FERC) issued a Notice of Proposed Rulemaking (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.
          Responding to competitive pressures in the industry and changes in statutes applicable to the industry, the FERC seeks to encourage lower electricity rates by structuring an orderly transition to a competitive wholesale power market. To accomplish this goal, the NOPR seeks to ensure non-discriminatory access to the transmission system grid for all wholesale buyers and sellers of electric energy in interstate commerce, and to address the transition costs associated with open transmission access. Thus, a final rule would define the non-discriminatory terms and conditions under which unregulated generators (UGs), neighboring utilities, and other suppliers could gain access to a utility's transmission grid to deliver power to wholesale customers such as municipal distribution systems, rural electric cooperatives, or other utilities.

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

          Comments and reply comments on the NOPR were due August 7, 1995 and October 4, 1995, respectively. The Company responded, both individually and as a member of several utility groups, in support of the FERC's position with respect to the recovery of stranded costs occasioned by both wholesale and retail wheeling, but has urged the FERC not to abdicate its responsibility for retail stranded costs. The FERC has scheduled a number of technical conferences over the remainder of 1995 to elicit public involvement. It is anticipated that a final rule could take effect in early 1996. However, the Company cannot predict the outcome of this matter or its effects on the Company's results of operations or financial condition.

          The NOPR is indicative of regulatory and structural changes besetting the electric utility industry and the Company, which accounts for the effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," (SFAS No. 71). The Company's financial statements reflect assets and costs based on ratemaking conventions, as approved by the PSC and the FERC, under which certain expenses and credits, normally reflected in income as incurred, are only recognized when included in rates and recovered from or refunded to customers. Virtually all costs of this nature which were determined by the regulators to have been prudently incurred have been and continue to be recoverable through rates in the course of normal ratemaking procedures and the Company believes that the items currently deferred on its consolidated balance sheet should be afforded similar treatment.

          Continued accounting under SFAS No. 71 requires, among other things, that rates be designed to recover specific costs of providing regulated services and products and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers. When a utility determines it can no longer apply the provisions of SFAS No. 71 to all or a part of its operations, it must eliminate from its balance sheet the effects of actions of regulators that had been recorded previously as assets and liabilities pursuant to SFAS No. 71, but which would have not been so accounted for by enterprises in general. The PSC's April 21, 1995 Order (1995 rate order) contemplates no change in this approach to such reporting. The 1995 rate order directed the parties to the Proceeding to address a broad spectrum of issues that are raised as New York State and the nation move from energy markets that are highly regulated to markets that are governed by increasing competition and market forces. The Company filed a proposal with the PSC on October 6, 1995, called PowerChoice in response to the broad issues raised by the transition to a more competitive market. PowerChoice provides for a corporate restructuring designed to facilitate a transition to a competitive electric generation market. (See Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - "Multi-Year Electric Rate Proceeding").

          The PowerChoice proposal, which is offered as an integrated package and not piecemeal, although the details are subject to compromise, includes these key provisions:

          * Creation of a competitive wholesale electricity market and direct access by retail customers.

          *    Separation of the Company's power generation business.

          * Relief from overpriced unregulated generator contracts that were mandated by public policy, along with equitable write-downs of above-market Company assets.

          * A price freeze or cut for all the Company's electric customers.

          The Company believes the PowerChoice proposal is the best course for dealing with the problems it is encountering as the electric energy industry is deregulated. Traditional, cost-based rate making would otherwise require the Company to seek in excess of a 5% increase in electric revenues for 1996, driven largely by increases in UG payments, taxes and lower sales. The Company currently forecasts about a 3.9% decline in annual public sales from levels assumed in setting 1995 rates. Price increases of this magnitude would further erode the Company's ability to be competitive in open energy markets and to continue to apply certain fundamental accounting standards applicable to regulated businesses, as discussed below. In the context of the PowerChoice proposal negotiations and other initiatives being pursued by the Company, reduction or cessation of common and preferred stock dividends and, as a last resort, the ultimate possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code cannot be ruled out.

          The price freeze and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are contingent on critical cost reductions, which depend in turn on the willingness of the UGs and the Company to absorb the losses required to make substantial reductions in the Company's embedded cost structure (i.e., sunk costs of the Company's generation and future obligations for UG contracts). The Company's PowerChoice proposal would reduce its embedded cost structure through substantial write-offs if, and only if, the UGs agree to cost reductions that are proportional to their relative responsibility for strandable costs (i.e., those embedded costs that would not be recovered at competitive market prices). The Company proposes reduction in its fixed costs of service be made by mutual contribution of the Company's shareholders and UGs that are in the same proportion as the contribution of each to the problem of strandable costs, which the Company calculates to be $4 of UG strandable cost for every $1 of Company strandable cost. The Company has proposed that the remaining strandable costs be recoverable by the Company and the UGs through surcharges on rates for remaining monopoly (i.e., distribution and transmission) services. Recovery of remaining strandable costs by the new owner of the Company's generation facilities is intended to be structured so as not to impede each unit from being an efficient participant in the competitive generation market.

          The Company is pursuing other courses of action to support the objectives in restructuring. Certain UG projects have received very large front-end-loaded payments in order to obtain financing. Those projects are obligated to repay those advance payments after their financing is paid off. The Company seeks to ensure as part of its PowerChoice proposal that its ratepayers are repaid these funds by requiring the project owners to provide the Company commercially acceptable, firm security for these obligations (estimated to be worth $1.3 billion in today's dollars).

          The successor to all the Company's assets and businesses other than generation would be an unregulated holding company which would provide fully regulated transmission, distribution and gas services through one subsidiary and, through a second subsidiary, would provide competitive unregulated services such as energy marketing. The Company believes the regulated subsidiary would continue to account for its assets and costs, based on ratemaking conventions as approved by the PSC and FERC, in accordance with SFAS No. 71.

          Effective for the year commencing January 1, 1996, this accounting standard, under which the Company reports its financial condition and results of operations, will be amended by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121). While the Company has not completed analyzing all the changes which may be occasioned by SFAS No. 121, these changes, more likely than not, may have a significant adverse effect on the Company's financial statements, in particular with regard to the continued recording of regulatory assets on the Company's balance sheet with respect to the Company's electric business. The Company anticipates having electric regulatory assets of approximately $1.3 billion and electric regulatory liabilities of approximately $.4 billion as of January 1, 1996, for a net amount of approximately $.9 billion that would be at risk if accounting under SFAS No. 71 were to be discontinued for the Company's entire electric business.
          Of this amount, approximately $.3 billion relates to the generation portion of its electric business. No impact on the Company's gas business is anticipated. The essence of the change in accounting standards is that the Company will need to conclude that the regulatory assets in question continue to be probable of recovery. The current accounting standard requires a conclusion only that such assets are not probable of loss. Current conditions in the generation portion of the Company's business, relating to market costs of power, erosion of margins because of inadequate rate relief and the incursion of unregulated generators on the Company's customer base, when taken together with the Company's PowerChoice proposal described above, may call into question the continued recording of such assets and may require material downward adjustments in those accounts related to the generation portion of the Company's business. Lack of progress in adopting and implementing the PowerChoice proposal may also raise questions about the continued applicability of SFAS No. 71 for the entire electric business. Any such adjustments would result in a reduction of retained earnings, whose balance is currently approximately $600 million. Various tests under applicable law and corporate instruments, including those with respect to issuance of debt and equity securities, payment of preferred and common dividends and certain types of transfers of assets could be adversely implicated by any such writedowns. The Company cannot currently predict whether, when, or to what extent the new accounting standard will require such adjustments, or the impact on its financial flexibility and operations.

                     NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                 REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation
and Subsidiary Companies as of September 30, 1995 and the
unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the unaudited Consolidated Statements of Cash Flows for the nine-
months ended September 30, 1995 and 1994.   The accountants'
report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

November 14, 1995

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse   NY   13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 3, the Company filed a proposal ("PowerChoice") on October 6, 1995 with the Public Service Commission in connection with its multi-year electric rate proceedings which could result in material changes in the form of regulation which is applied to the Company. PowerChoice provides for a corporate restructuring designed to facilitate a transition to a competitive electric generation market. If the proposal is approved and certain other conditions are met by third parties, the Company would discontinue application of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71), with respect to its electric generation business and write off a substantial portion of its embedded cost structure associated with that business. Such an outcome would have a material adverse effect on the Company's results of operations and financial condition. As also discussed in Note 3, SFAS No. 71 has been amended, effective January 1, 1996, by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS No. 121). While the Company has not yet fully assessed the financial consequences of applying the provisions of SFAS No. 121, its application could have a material adverse effect on the Company's results of operations and financial condition if rates established in the future are no longer cost-based or if management can no longer conclude that existing regulatory assets are probable of recovery due to lack of progress in adopting and implementing the PowerChoice proposal. Because a number of other parties are involved in the decision making process associated with the proposal, the Company is unable to predict whether or when this matter will be resolved. As a result, the Company cannot rule out cessation of common and preferred stock dividends and the ultimate possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code. Because the outcome of these uncertainties cannot be predicted, the accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

/s/ Price Waterhouse LLP
------------------------

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

UNREGULATED GENERATORS

(See Form 10-K for fiscal year ended December 31, 1994, Item 1.
Business - "Unregulated Generators," and "Multi-Year Electric
Rate Proceeding.")

In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase power from unregulated generators at prices in excess of the Company's internal cost of production and in volumes greater than the Company's needs.

For the three months and nine months ended September 30, 1995, unregulated generator purchases were approximately $225.9 million and $727.5 million, respectively, compared to approximately $238.3 million and $716.5 million, respectively, for the same periods in 1994. For the three months and nine months ended September 30, 1995, unregulated generator purchases provided about one-third of the Company's power supply while constituting about three-fourths of the Company's fuel and purchased power costs.

On January 11, 1995, FERC issued an order in a case involving Connecticut Light & Power (CL&P) that the Public Utility Regulatory Policy Act forbids the states from requiring utilities to pay more than avoided cost to QFs for electric power. FERC, however, also ruled that it would not invalidate any pre-existing contracts, but only would apply its ruling prospectively or to contracts that were subject to a pending challenge (instituted at the time of signing) by a utility. On the same day, FERC issued an order that an ongoing challenge by the Company to the New York Law requiring utilities to pay QFs a minimum of six cents for electric power (the Six Cent Law) was moot in light of amendment of that law in 1992 to prohibit future power purchase contracts requiring the utility to pay more than its avoided cost. This latter proceeding had been initiated in 1987. In April 1988, FERC had ruled in the Company's favor, finding that the states could not impose rates exceeding avoided cost for purchases from QFs, but then stayed that decision in light of a rulemaking it was instituting to address the issue. That rulemaking was never completed.

On February 10, 1995, the Company filed a petition for rehearing of both orders, which was subsequently denied. Thereafter, the Company filed with the U.S. Court of Appeals for the District of Columbia its petitions for review of FERC's denials of its petitions for rehearing, which FERC and other parties moved to dismiss for lack of jurisdiction. These motions remain pending. On May 11, 1995, the Company filed complaints in the U.S. District Court for the Northern District of New York against the FERC and the PSC, contending that the FERC unlawfully ruled that its decision in CL&P does not apply to purchases of power under existing agreements. The PSC was named in this complaint on the basis that its policies compelled the Company to enter into the above market value agreements. In July 1995, various parties to these actions, including the FERC and the PSC, moved to dismiss this case. Those motions remain pending.

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

On April 21, 1995, the Company received a rate decision (1995 rate order) from the PSC which approved an approximately $47 million increase in electric revenues and a $4.9 million increase in gas revenues. The expected bill impact to customers is a 1.5% increase for electric (a 3.4% increase for residential and a 1.6% decrease for large industrial) and an 0.8% increase for gas. A full opinion explaining the bases for determinations and conclusions in the 1995 rate order has not yet been issued by the PSC.

The 1995 rate order allows the Company to retain its fuel adjustment clause mechanism, but the electric revenue adjustment mechanism (NERAM), which permitted the Company to recover revenue shortfalls during future periods, was discontinued (See "Results of Operations").

The 1995 rate order includes performance-based penalties related to customer service quality and demand-side management programs, which the Company does not believe will have a material adverse affect on its results of operations or financial condition.

Further, the 1995 rate order allocates to ratepayers all of the $58.4 million of savings associated with the Company's 1994 voluntary employee reduction program. This allocation of savings, in combination with other adjustments made by the PSC, puts considerable pressure on the Company's 1995 earnings levels.

Although the 1995 rate order establishes allowed returns on equity of 11.0% in the electric case and 11.4% in the gas case, the Company's original analysis of the 1995 rate order anticipated that its overall return on equity in 1995, including the impact related to the elimination of the NERAM, expected Measured Equity Return Incentive Term (MERIT) awards and Nine Mile Point Nuclear Station Unit No. 1 (Unit 1) performance incentive, would range between 8.5% and 9.5%. However, due to even weaker kilowatt-hour (Kwh) sales and resulting lower revenues experienced in 1995 than previously anticipated, the Company now believes that it will be extremely difficult for it to achieve equity returns in this range. In addition, the Company originally anticipated that it would receive MERIT awards of approximately $28 million related to its performance in 1994. However, based on current calculations, it now believes that it will receive approximately $19 million.

The 1995 rate order also addresses the Company's multi-year electric rate proceeding, which is discussed below.

On May 22, 1995, the Company filed a Request for Rehearing and Clarification concerning ten issues addressed in the 1995 rate order, including reconsideration by the Commission of the 80%/20% ratepayer/Company sharing of site investigation and remediation costs in 1995 (See Note 2 of the Notes to the Consolidated Financial Statements - Contingencies - "Environmental issues"), and reserving the right to file requests for rehearing or clarification within 30 days of issuance of the full opinion. Subsequently, the PSC notified the Company that the statute of limitations for filing petitions for rehearing or clarification of the Commission's determination will be deemed to run from the date of issuance of the full opinion. Therefore, the PSC informed the Company, no responses to the Company's petition are warranted at this time.

MULTI-YEAR ELECTRIC RATE PROCEEDING

With respect to the Proceeding, the PSC's 1995 rate order directed the Company and other parties to address several key issues in considering any long-range rate plan proposals. These were to include improving the Company's competitive position, without anti-competitive effects, by addressing uneconomic utility generation and the high price of many UG contracts; considering elimination of the fuel adjustment clause and certain other billing mechanisms; addressing property tax issues with local authorities; improving operational efficiency; and identifying governmental mandates that are no longer warranted in a competitive environment without a deterioration in providing safe and adequate service to customers. The PSC advised that any multi-year plan should help insure that the Company has an investment-grade bond rating, guarantee service quality is maintained in light of cost containment efforts, and include protection for low-income customers. Finally, the plan should propose changes in the regulatory approach for the Company which support fair competition in the electric generation market consistent with the PSC's determination in its generic "Competitive Opportunities" case.

Following the PSC's directives, the parties engaged in a collaborative process in which the Company has made a series of presentations to the parties describing its views of the transition to competition and the options it presents the Company.

On October 6, 1995, the Company filed a proposal, called PowerChoice, with the PSC which is the culmination of these activities. The PowerChoice proposal provides for a corporate restructuring designed to create an open, competitive electricity market, deregulate electricity generation in the Company's service area, allow all customers, by the year 2000, to choose their electricity supplier and freeze or reduce electricity prices over the next five years. The restructuring would retain the Company's power plants and UG contracts in the generating company, with the remaining business being separated into a holding company with regulated subsidiaries that would transmit and distribute electricity and natural gas and supply energy services to core customers. This holding company would also have unregulated subsidiaries that will engage in marketing, brokering and service activities.

The PowerChoice proposal, which is offered as an integrated package and not piecemeal, although the details are subject to compromise, includes these key provisions:

* Creation of a competitive wholesale electricity market and direct access by retail customers. To give customers their choice of power suppliers and pricing terms, the Company will open its system to competitive power generators beginning in 1997, with full implementation targeted for 2000. The timing of full implementation is dependent upon resolution of technical and administrative issues. The restructuring envisions formation of a competitive wholesale power pool operating at least in the Company's service area under the supervision of the FERC and is consistent with proposals announced October 5, 1995 by the Energy Association of New York. The Company would give its customers, phased in over the years 1997-2000 and beginning with its largest customers, full direct access to alternative suppliers of electricity with the Company delivering that power over its transmission and distribution system.

* Separation of the Company's power generation business. The Company proposes that one company would own and operate its power plants, including its nuclear facilities and unregulated generator contracts. A separate holding company (distribution company) would own and operate the regulated, customer-focused business of transmitting and distributing electricity and gas within its service area. Both companies would be designed to treat bondholders and other security holders in a fair and equitable fashion.
          Any release of collateral under the Company's mortgage indenture would involve the substitution of other collateral of equivalent value, including bonds of the Company. The Company believes the New York Power Authority
          (NYPA) can be helpful in this process, possibly through the purchase or refinancing of the Company's nuclear plants.

          As an interim step, the Company is reorganizing its business units to create a Generation Group, which will include all of its power plants as well as unregulated generator contracts; an Energy Distribution Group, which will include both electricity and natural gas customer service functions; and a separate group for existing and new business ventures.

* Relief from overpriced unregulated generator contracts that were mandated by public policy, along with equitable write-downs of above-market Company assets. State and federal policy required the Company to enter into contracts to buy power from more than 150 unregulated generators at above-market prices, even when the power isn't needed. The Company's payments to UGs have increased from less than $200 million in 1990 to more than $1 billion in 1995, and will continue to grow in the future as contract prices increase. To create an open and competitive market and achieve a price freeze, the Company has offered to negotiate new contracts with UGs.

          If negotiations fail, the Company proposes to take possession of these projects and compensate their owners through the Company's power of eminent domain. The Company would then resell the projects, allowing the projects to sell electricity into the competitive pool at market prices. Some of the costs related to the Company and unregulated generators that would be "stranded" or unrecoverable in a competitive market would be written off (further discussed below). The remaining stranded costs would be recovered through a contract with the distribution company which, in turn, would recover these costs through a non-bypassable fee tied to distribution services.

* A price freeze or cut for all the Company's electric customers. If the proposal is agreed to by all necessary parties, the prices paid by residential and commercial customers could be frozen for five years. Prices for industrial customers, who now subsidize other customers, would be reduced. If the proposal is not approved, the continued growth in payments to unregulated generators and taxes will exceed the Company's internal cost-cutting efforts, resulting in substantial price increases. If substantial progress on the proposal is not made by the end of the year, the Company will be required to seek emergency rate relief no later than early 1996. With the long lead time associated with a traditional rate filing, the Company will file for a conventional price increase of more than 10% in early February 1996, to be effective on January 1, 1997. This filing will preserve the Company's right to traditional cost-based rates in the event that an acceptable restructuring proposal cannot be achieved through negotiation.

The Company believes the PowerChoice proposal is the best course for dealing with the problems it is encountering as the electric energy industry is deregulated. Traditional, cost-based rate making would otherwise require the Company to seek in excess of a 5% increase in electric revenues for 1996, driven largely by increases in UG payments, taxes and lower sales. The Company currently forecasts about a 3.9% decline in public sales from levels assumed in setting 1995 rates. Price increases of this magnitude would further erode the Company's ability to be competitive in open energy markets and continue to apply certain fundamental accounting standards applicable to regulated businesses, as discussed below. In the context of the PowerChoice proposal negotiations and other initiatives being pursued by the Company, reduction or cessation of common and preferred stock dividends and the ultimate possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code cannot be ruled out.

The price freeze and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are contingent on critical cost reductions, which depend in turn on the willingness of the UGs and the Company to absorb the losses required to make substantial reductions in the Company's embedded cost structure (i.e., sunk costs of the Company's generation and future obligations for UG contracts). The Company's PowerChoice proposal would reduce its embedded cost structure through substantial write-offs if, and only if, the UGs agree to cost reductions that are proportional to their relative responsibility for strandable costs (i.e., those embedded costs that would not be recovered at competitive market prices). The Company proposes reduction in its fixed costs of service be made by mutual contribution of the Company's shareholders and UGs that are in the same proportion as the contribution of each to the problem of strandable costs, which the Company calculates to be $4 of UG strandable cost for every $1 of Company strandable cost. The Company has proposed that the remaining strandable costs be recoverable by the Company and the UGs through surcharges on rates for remaining monopoly (i.e., distribution and transmission) services. Recovery of remaining strandable costs by the new owner of the Company's generation facilities is intended to be structured so as not to impede each unit from being an efficient participant in the competitive generation market.

The Company is pursuing other courses of action to support the objectives of restructuring. Certain UG projects have received very large front-end-loaded payments in order to obtain financing. Those projects are obligated to repay those advance payments after their financing is paid off. The Company seeks to ensure as part of its PowerChoice proposal that its ratepayers are repaid these funds by requiring the project owners to provide the Company commercially acceptable, firm security for these obligations (estimated to be worth $1.3 billion in today's dollars).

The Company believes there are other opportunities to reduce the embedded costs of the Company to the benefit of customers. The Company pays twice the national average in taxes. Reduction of the state gross receipts tax, which is a tax on revenues rather than income, would help facilitate a freeze in prices. Other state involvement, such as through NYPA's participation in the refinancing or ownership of the Company's nuclear plants, would also support the objectives of the restructuring proposal.

The successor to all the Company's assets and businesses other than generation would be an unregulated holding company which would provide fully regulated transmission, distribution and gas services through one subsidiary and through a second subsidiary would provide competitive unregulated services, such as energy marketing and other services. The Company believes the regulated subsidiary would continue to account for its assets and costs, based on ratemaking conventions as approved by the PSC and FERC, in accordance with SFAS No. 71.

Effective for the year commencing January 1, 1996, this accounting standard, under which the Company reports its financial condition and results of operations, will be amended by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS No. 121). While the Company has not completed analyzing all the changes which may be occasioned by SFAS No. 121, these changes, more likely than not may have a significant adverse effect on the Company's financial statements, in particular with regard to the continued recording of regulatory assets on the Company's balance sheet with respect to the Company's electric business. The Company anticipates having electric regulatory assets of approximately $1.3 billion and electric regulatory liabilities of approximately $.4 billion as of January 1, 1996, for a net amount of approximately $.9 billion that would be at risk if accounting under SFAS No. 71 were to be discontinued for the Company's entire electric business. Of this amount, approximately $.3 billion relates to the generation portion of its electric business. No impact on the Company's gas business is anticipated. The essence of the change in accounting standards is that the Company will need to conclude that the regulatory assets in question continue to be probable of recovery. The current accounting standard requires a conclusion only that such assets are not probable of loss. Current conditions in the generation portion of the Company's business, relating to market costs of power, erosion of margins because of inadequate rate relief and the incursion of unregulated generators on the Company's customer base, when taken together with the Company's PowerChoice proposal described above, may call into question the continued recording of such assets and may require material downward adjustments in those accounts related to the generation portion of the Company's business. Lack of progress in adopting and implementing the PowerChoice proposal may also raise questions about the continued applicability of SFAS No. 71 for the entire electric business. Any such adjustments would result in a reduction of retained earnings, which had a balance at September 30, 1995 of approximately $600 million. Various tests under applicable law and corporate instruments, including those with respect to issuance of debt and equity securities, payment of preferred and common dividends and certain types of transfers of assets could be adversely implicated by any such writedowns. The Company cannot currently predict whether, when, or to what extent the new accounting standard will require such adjustments, or the impact on its financial flexibility and operations.

Reactions to the Company's PowerChoice proposal have generally included praise and skepticism. While industrial customers viewed the plan as progressive, some consumer groups fear residential customers would experience higher electric costs. Most constituencies have agreed that the proposal is creative and places the Company among the first in the nation to advocate full competition for electric supply. The PSC has stated that it will expedite its review of the proposal. See "Financing Plans and Financial Position" for reactions of rating agencies and others to the proposal.

On October 25, 1995, the PSC staff filed a proposal in Phase II of its competitive opportunities proceeding to restructure New
York State's electric industry.   Under the PSC staff's proposal,
which is similar to the Company's PowerChoice proposal, utilities, unregulated generators and ratepayers would share the responsibility for reducing the current high electric system costs. The PSC staff proposed that electric utilities would absorb a portion of their current generation investments that might become "stranded" or unrecoverable in a competitive market, and unregulated generators would need to cooperatively restructure their high-cost power contracts with utilities. Furthermore, the PSC staff stated that "absent such cooperation, the PSC should consider exercising its regulatory authority by:
1) curtailing purchases from nonutility generators where fixed price contracts cause customers to subsidize those generators;
2) vigorously enforcing state qualifying factor standards; 3) intervening in proceedings before the FERC concerning compliance with federal qualifying factor standards; 4) requiring firm security for payback accounts used by non-utility generators to repay excess payments to utilities; and/or 5) proposing legislation that would limit prices charged by UGs."

In addition, the PSC staff's proposal would allow customers to choose among competing energy suppliers, beginning the transition to a competitive retail market by early 1998. The proposal stated that a key element of their model for wholesale and retail competition was the separation of most generating operations from transmission and distribution services. However, it recommended that the electric delivery system, which is comprised of substations, power lines and a central power pool, would continue to be operated by regulated utilities. If the PSC staff's proposal is adopted, utilities would be required to file restructuring plans with the PSC in 1996 if they have not already done so.

MULTI-YEAR GAS RATE PROPOSAL

The Company also filed a proposal to adopt a "performance-based regulation" mechanism, including a gas cost incentive mechanism for its gas operations. The proposal provides for a complete unbundling of the Company's sales service, allowing customers to choose alternative gas suppliers. Increases for gas distribution services would be subject to a price index through the year 2000. The price index, which is based on inflation associated with gas service-related costs, would be applied to existing 1995 prices after consideration of the service restructuring. A gas cost incentive mechanism is also being proposed, along with discontinuation of the weather normalization clause. Flexibility in pursuing unregulated opportunities related to the gas business is also being sought. The Company expects to file a formal rate request in November 1995 for new rates to be effective in the fourth quarter of 1996 as an alternative in the event negotiations on the proposal are not fruitful. The filing would comprise a one-year traditionally-determined rate adjustment, followed by the implementation of the index proposal.

COMMON STOCK DIVIDEND

(See Form 10-K for fiscal year ended December 31, 1994, Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - "Changing Competitive Environment.")

On October 26, 1995, the Board of Directors authorized a common stock dividend of 28 cents per share for the fourth quarter of 1995, payable on November 30, 1995 to shareholders of record on November 6, 1995. In making future dividend decisions, the Company will need to evaluate, along with standard business considerations, the progress on renegotiating contracts with unregulated generators within the context of its PowerChoice proposal, the degree of competitive and political pressure on its prices, and other strategic considerations.


FINANCING PLANS AND FINANCIAL POSITION

(See "Multi-Year Electric Rate Proceeding" and "Common Stock
Dividend.")

In response to the PowerChoice proposal, Standard & Poors (S&P) lowered its ratings on the Company's senior secured debt to BB from BBB-, senior unsecured debt to B+ from BB+, preferred stock to B from BB+, and commercial paper to B from A-3. All such ratings are "below investment grade." In addition, S&P's ratings of the Company's securities are on "CreditWatch" with negative implications. The downgrade of the Company's security ratings reflects S&P's concern regarding the uncertainty and potential negative impact of the PowerChoice proposal on the Company's "already weak financial profile." S&P believes the Company may need to reduce or eliminate common dividends since discretionary cash flow is currently negative and declining. Further, S&P believes the ultimate possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code cannot be ruled out, based on the Company's statements in that regard.

Moody's Investors Service (Moody's) lowered its ratings of the Company's senior secured debt to Ba1 from Baa3; senior unsecured debt to Ba2 from Ba1; its preferred stock to ba3 from ba1; and its short-term rating for commercial paper to Not Prime from Prime -3. Moody's is also maintaining these ratings under review for possible further downgrade. Moody's believes that the necessity for agreement by third parties significantly diminishes the likelihood that the PowerChoice proposal will survive intact and increases uncertainty about the Company's future over the interim period, as related negotiations proceed. Moody's fears the Company's apparent willingness to consider restructuring under Chapter 11 of the U.S. Bankruptcy Code raises serious doubts as to the Company's financial stability. Moody's continued review will consider responses to the proposal, the likelihood of the proposal being adopted and the effect any interim or final agreement may have on bondholders.

Fitch Investors Services, Inc. (Fitch) also downgraded the Company's first mortgage bonds and secured pollution control bonds rating from BBB to BB and its preferred stock rating from BBB- to B+ and noted a declining credit trend. Fitch's concerns are similar to those expressed by S&P and Moody's.

While these rating agencies have cited the increased risk and uncertainty and the potential for bankruptcy as reasons for downgrade, the Company believes these reasons likewise increase the risk to third party unregulated generators and their security ratings. The Company believes its proposal is in the best interests of its customers, bondholders and stockholders. The alternative is to allow the Company's financial and competitive position to continue to erode.

Cash flows to meet the Company's requirements for the first nine months of 1995 and 1994 are reported in the Consolidated
Statements of Cash Flows on Page 6. The Company received approximately $207 million in January 1995 related to the sale of the Company's subsidiary, HYDRA-CO Enterprises, Inc. (HYDRA-CO), which was used to repay short-term debt.

Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be temporarily created as a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. Recently the Company has experienced a deterioration in its collections as compared to prior years' experience and is taking steps to improve collection. The Company believes it has sufficient borrowing capacity to fund such deficits as necessary in the near term.

The Company's capital structure continues to be weak, and the Company's ability to issue more common stock to improve its capital structure is essentially precluded by the uncertainties that have depressed its stock price. The Company would not pursue a new issue offering unless the common stock price was closer to book value. The Company originally projected its 1995 external financing would consist of approximately $400 to $600 million of debt securities, including $275 million of 7 3/4% series First Mortgage Bonds due May 2006 issued during May 1995. However, due in part to the anticipated sale of an additional $50 million of customer receivables before the end of 1995 (see Note 2 of Notes to the Consolidated Financial Statements - "Commitments and Contingencies - Sale of Customer Receivables"), the Company is now projecting that its external financing needs will be satisfied by bank term loans.

Due to the rapid response to the PowerChoice proposal from rating agencies as described previously, the prices of the Company's common stock, preferred stock and bonds declined sharply. The reduction to below investment grade ratings on the Company's bonds can be expected to make it more difficult and expensive for the Company to finance in the manner it has used in the past. Consequently, the Company plans to borrow under its bank revolving credit and term loan agreements instead of issuing first mortgage bonds to satisfy its financing needs in the near term.

The availability of cash provided by operations to fund the Company's anticipated construction program for the years 1996-1999 is substantially dependent upon the outcome of the multi-year electric rate proceeding. The Company believes that it will spend as much as $40 million less than its original estimate of $380 million for its 1995 construction program. For the nine months ended September 30, 1995, the Company had incurred approximately $254.0 million for construction additions, including overheads capitalized, nuclear fuel and allowance for funds used during construction. External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, the Company's rate proceedings. The ultimate level of financing during this four-year period will reflect, among other things, the outcome of the PowerChoice proposal, levels of dividend payments, the Company's competitive positioning and the extent to which competition penetrates the Company's markets, uncertain energy demand due to the weather and economic conditions and capital expenditures relating to distribution and transmission load reliability projects, as well as continued expansion of the gas business. The stagnant economy in the Company's service territory and the associated decline in kwh sales and resulting revenues is significantly increasing the uncertainty of its future financing program.

With respect to the Company's external financing needs during the period 1996 through 1999, which are dependent on, among other things, the outcome of the PowerChoice proposal, current sales trends and the extent to which competition is permitted to enter into the Company's electric sales market, the Company is exploring financing options with its major banks that would be designed to insure to the extent possible adequate financial resources to satisfy its financing needs over this time period. The Company will also attempt to negotiate provisions in its bank agreements that would permit the restructuring contemplated by the PowerChoice proposal in the event that it is approved.

The Company believes that bank credit and other sources of financing should be sufficient to satisfy the Company's external financing needs, during the period 1996 through 1999, depending on the outcome of the currently ongoing negotiations with its banks. As of November 1, 1995, the Company could issue an additional $1,997 million aggregate principal amount of First Mortgage Bonds under the applicable tests set forth in the Company's mortgage trust indenture. This includes approximately $1,311 million from retired bonds without regard to an interest coverage test and approximately $686 million supported by additional property currently certified and available, assuming an 10% interest rate.

The Company also has $200 million of Preference Stock authorized for sale. Under its Charter, the Company is precluded from issuing preferred stock at November 1, 1995, due to insufficient earnings coverage ratios. The Company's charter also limits the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. At September 30, 1995, this charter restriction is $690 million and the Company's unsecured debt outstanding is $126 million.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 1995 in comparison to the same periods in 1994.
The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and nine months periods should not be taken as an indication of earnings for all or any part of the balance of the year.


Three Months Ended September 30, 1995 versus Three Months Ended
September 30, 1994
---------------

Earnings for the third quarter were $37.3 million or 26 cents per share, as compared with $39.3 million or 27 cents per share in 1994. Earnings for the third quarter of 1995 were impacted by lower sales of both electricity and natural gas due in part to the continuing weak economic conditions in upstate New York. As of January 1995, NERAM was discontinued (See "1995 Rate Order"). Third quarter 1994 earnings included $13.5 million of electric margin recorded under this mechanism.


ELECTRIC REVENUES

As shown in the table below, electric revenues, including revenues recorded to reflect the 1995 rate order retroactive to January 1, 1995, decreased $31.7 million or 3.7% from 1994. This decrease resulted primarily from lower fuel adjustment clause
(FAC) revenues of $43.9 million, which reflects a decrease in energy costs as compared to 1994. Unbilled revenues (which are non-cash revenues) of $11.0 million were recorded in 1995. Sales to other electric systems reflect reduced demand associated with the continued stagnant economy and more competitive pricing due to excess supply.

Increase in base rates                                         $ 28.3  million
Amortization of unbilled revenues                                11.0
Changes in volume and mix of sales to
 ultimate consumers                                               5.0
Miscellaneous operating revenues                                 (7.2)
Other electric systems                                          (11.4)
NERAM revenues                                                  (13.5)
Fuel adjustment clause revenues                                 (43.9)
                                                                ------
                                                               $(31.7) million
                                                               =======


ELECTRIC SALES

Electric kwh sales to ultimate consumers were approximately 8.4 billion in the third quarters of both 1995 and 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.6%. Sales for resale decreased .6 billion kwhs (34.1%) resulting in a net decrease in total electric kwh sales of .6 billion (6.0%). Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

Electric fuel and purchased power costs decreased $10.1 million or 3.0%. This decrease is the result of a $15.8 million (5.8%) decrease in purchased power costs, exclusive of a $25.7 million decrease in costs deferred and recovered through the operation of the FAC, which is primarily the result of lower payments being made to unregulated generators, since the unregulated generators with hydroelectric plants were limited by the amount of power they could produce due to a low water supply. This was partially offset by a $3.2 million (6.6%) increase in generation costs coupled with a $28.2 million increase in costs deferred and recovered through the operation of the FAC.

GAS REVENUES

Gas revenues increased $.1 million or .2% in the third quarter of 1995 from the comparable period in 1994 as set forth in the table below:

Transportation of customer-owned gas                           $ 2.6  million
Spot market revenues                                              .3
Purchased gas adjustment clause revenues                        (1.2)
Changes in volume and mix of sales to
 ultimate consumers                                             (1.6)
                                                              --------
                                                               $  .1  million
                                                              =======


GAS SALES

Gas sales to ultimate consumers decreased .9 million dekatherms
(dth) or 15.1% from 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased 9.8%. Transportation of customer-owned gas increased 15.6 million dth (82.0%) and was primarily caused by Sithe Independence Power Partners, Inc. gas-fired generating project coming on-line in the Company's service territory in 1995. In addition, spot market sales (sales for resale) increased .1 million dth (111.4%). Spot market sales are generally from higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate customers.

The total cost of gas included in expense decreased 16.2% as a result of a 15.0% decrease in the average cost per dth purchased ($6.0 million) and a .6 million decrease in dth purchased and withdrawn from storage for ultimate consumer sales ($3.8 million), offset by a $6.5 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause (GAC). The Company's net cost per dth sold, as charged to expense, decreased to $2.91 in the third quarter of 1995 from $3.19 in the same period in 1994.


Other operation expense decreased $26.2 million as anticipated under the Company's cost reduction effort.

Other items (net) decreased by $4.6 million in the third quarter of 1995 from the comparable period in 1994 primarily as a result of lower earnings of subsidiary companies of approximately $3.9 million.

Nine Months Ended September 30, 1995 versus Nine Months Ended
September 30, 1994
------------------

Earnings for the first nine months were $190.2 million or $1.32 per share, including the gain of approximately $9 million on the sale of HYDRA-CO, as compared with $231.2 million or $1.62 per share in 1994. Earnings were also impacted by lower sales quantities of electricity and natural gas due in part to weather-related reduced demand and continuing weak economic conditions in upstate New York. As of January 1995, NERAM was discontinued (See "1995 Rate Order"). Earnings for the first nine months of 1994 included $52.7 million of electric margin recorded under this mechanism.

ELECTRIC REVENUES

As shown in the table below, electric revenues, including amounts recorded to reflect the 1995 rate order retroactive to January 1, 1995, decreased $118.8 million or 4.5% from 1994. Unbilled revenues (which are non-cash) of $60.8 million were recorded in 1995, including $6.2 million of retroactive amounts mentioned above. The increase in demand side management (DSM) revenues relates to a one-time, non-cash adjustment of prior years' DSM incentives. $9.4 million was recorded in 1995 in accordance with the Unit 1 operating incentive sharing mechanism. Revenues of $8.4 million, which includes $7.7 million related to electric were recorded in the first nine months of 1994 in accordance with the MERIT allowance for 1993. No revenues were recorded related to MERIT in the first nine months of 1995. Sales to other electric systems and sales to ultimate consumers reflect weather-related reduced demand and the continued stagnant economy, as well as more competitive pricing caused by excess supply. The decrease in FAC revenues in the amount of $46.6 million reflects a decrease in fuel costs as compared to 1994.

Amortization of unbilled revenues               $   60.8  million
Increase in base rates                              41.3
Unit 1 incentive surcharge                           9.4
DSM revenues                                         7.7
Miscellaneous operating revenues                    (4.7)
MERIT revenues                                      (7.7)
Fuel adjustment clause revenues                    (46.6)
NERAM revenues                                     (52.7)
Changes in volume and mix of sales to
 ultimate consumers                                (61.5)
Sales to other electric systems                    (64.8)
                                                 -------
                                                 $(118.8) million
                                                 =======


ELECTRIC SALES

As detailed in the table below, electric kwh sales to ultimate consumers were approximately 25.2 billion in 1995, a 2.7% decrease from the same period in 1994 primarily as a result of weather-related reduced demand and sluggish economic conditions. After adjusting for the effects of weather, sales to ultimate consumers would have decreased 1.7%. Sales to other electric systems decreased 2,847 million kwhs (49.0%), resulting in a net decrease in total electric kwh sales of 3,538 million (11.2%).

                                                         NINE MONTHS ENDED SEPTEMBER 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1995          1994       Change     1995      1994      Change
Residential              $ 926,889     $ 953,803     ( 2.8)     7,719     8,086     ( 4.5)
Commercial                 945,464       972,878     ( 2.8)     8,831     9,055     ( 2.5)
Industrial                 401,895       433,957     ( 7.4)     5,375     5,538     ( 2.9)
Industrial - Special        42,452        37,901      12.0      3,112     3,048       2.1
Municipal                   36,432        37,005      (1.5)       151       152     ( 0.7)
                         ---------    ----------     ------    ------    ------     ------
Total to Ultimate
  Consumers              2,353,132     2,435,544     ( 3.4)    25,188    25,879     ( 2.7)
Other Electric Systems      65,585       130,399     (49.7)     2,960     5,807     (49.0)
Miscellaneous              104,071        75,632      37.6        -         -         -
                        ----------     ---------     ------     -----    -------    ------

      TOTAL             $2,522,788    $2,641,575     ( 4.5)    28,148    31,686     (11.2)
                        ==========     =========     ======    ======    ======     ======

/TABLE

Electric fuel and purchased power costs decreased $12.3 million or 1.2%. This decrease is the result of a decrease in fuel costs of $25.9 million (15.6%), offset by a $17.7 million increase in costs deferred and recovered through the operation of the FAC, and a $.3 million decrease in purchased power costs and a $3.8 million decrease in costs deferred and recovered through
the operation of the FAC.   The decrease in fuel costs reflects a
13.8% decrease in Company generation due to greater unregulated generator purchase requirements and reduced demand, which reduced the need to operate the fossil plants, even after taking into account the 1995 Unit 1 and Unit 2 refueling and maintenance outages, referred to below. Payments to unregulated generators increased $11.0 million or 1.5% during this period.

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

GAS REVENUES

Gas revenues decreased $64.4 million or 13.1% in 1995 from the comparable period in 1994 as set forth in the table below:

Transportation of customer-owned gas                           $  8.1  million
Spot market revenues                                             (3.2)
Purchased gas adjustment clause revenues                        (17.2)
Changes in volume and mix of sales to
 ultimate consumers                                             (52.1)
                                                              --------
                                                               $(64.4) million
                                                              ========


GAS SALES

Due to weather-related reduced demand in 1995, gas sales to ultimate consumers decreased 9.8 million dth or 14.3% from 1994. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.2%. Transportation of customer-owned gas increased 46.3 million dth (75.8%) and was primarily caused by Sithe Independence Power Partners, Inc. gas-fired generating project coming on-line in the Company's service territory. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased.


                                                    NINE MONTHS ENDED SEPTEMBER 30,

                          GAS REVENUES (Thousands)        SALES (Thousands of Dekatherms)
                      -------------------------------     -------------------------------

                                                  %                                %
                        1995         1994       Change      1995       1994      Change
Residential           $275,513     $319,995     (13.9)     39,030     45,369     (14.0)
Commercial             105,086      127,012     (17.3)     17,474     20,378     (14.3)
Industrial               8,224       11,811     (30.4)      1,925      2,454     (21.6)
                      --------     --------  ---------    -------    -------     ------
Total to Ultimate
   Consumers           388,823      458,818     (15.3)     58,429     68,201     (14.3)
Other Gas Systems          705          840     (16.1)        150        174     (13.8)
Transportation of
   Customer-Owned Gas   34,993       26,860      30.3     107,395     61,105      75.8
Spot Market Sales        1,038        4,204     (75.3)        551      1,481     (62.8)
Miscellaneous            2,513        1,771      41.9        -          -         -
                     ----------      ------- ---------    -------    -------     ------

     TOTAL            $428,072     $492,493     (13.1)    166,525    130,961      27.2
                     =========     ========  =========    =======    =======     ======

The total cost of gas included in expense decreased 23.0%. This was the result of an 8.9 million decrease in dth purchased and withdrawn from storage for ultimate consumer sales ($32.7 million) and a .9 million decrease in dth purchased for spot market sales, coupled with a 13.3% decrease in the average cost per dth purchased ($27.8 million), partially offset by a $3.5 million increase in purchased gas costs and certain other items recognized and recovered through the purchased GAC. The Company's net cost per dth sold, as charged to expense and excluding spot market purchases, decreased to $3.53 in the first nine months of 1995 from $3.91 in the same period in 1994.

Other operation expense decreased $76.6 million, as anticipated under the Company's cost reduction program.

Other items (net) increased by $7.5 million in the first nine months of 1995 from the comparable period in 1994, primarily due to the sale of HYDRA-CO ($21.6 million). The after-tax gain on the sale of HYDRA-CO was approximately $8.9 million.

Federal income taxes (net) decreased by approximately $24.5 million primarily due to a decrease in pre-tax income, partially offset by the increase related to the sale of HYDRA-CO ($12.7 million).

Other taxes increased by approximately $11.2 million primarily due to further increases of real estate taxes of approximately
$18.2 million (approximately 10.0%), partially offset by approximately $5.9 million in payroll taxes due to the decrease in employees.

As evidenced by the results of the first nine months of 1995, the combination of the trend of rising payments to UGs, the elimination of NERAM and further weakening in sales, as well as approximately $23 million of negotiated customer discounts in excess of the approximately $42 million reflected in rates in 1995, has affected, and will continue to negatively affect, the Company's revenues and earnings during the fourth quarter of 1995. The Company expects the trend of weak sales to continue in the near term, particularly in light of the softening of economic expectations in the Company's service territory. With respect to the NERAM, the Company recorded $48.5 million, or 22 cents per share in the fourth quarter of 1994, which is no longer in place. In addition, the Company experienced extraordinary storm damage in July 1995, with total restoration costs of approximately $21 million, which includes a capitalized amount of approximately $4.4 million relating to reconstruction of facilities destroyed by the storm. The Company is planning to file a petition with the PSC before the end of 1995, which will request deferral accounting treatment, with future recovery, of the incremental, non-capital costs associated with the storm of approximately $11.4 million, or 5 cents per share. These types of extraordinary costs have previously been recoverable in rates. Depending on the regulatory treatment allowed, these storm costs may put added pressure on the Company's earnings for 1995.

                    NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                             PART II

Item 1.  Legal Proceedings.

1. On June 22, 1993, the Company and twenty other industrial entities and the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York Supreme Court, Erie County, by a group of residents living in the vicinity of the landfill seeking compensation and damages for economic loss and property damages claimed to have resulted from contamination emanating from the landfill. In addition, since January 18, 1995, the Company has been named as a defendant in a series of toxic tort actions filed in federal and state courts in the Buffalo area. Additional suits are expected to be filed until the number of plaintiffs totals around 200. The suits allege exposure on the part of the plaintiffs to toxic chemicals emanating from the Pfohl Brothers Landfill, resulting in the alleged causation of cancer in each of the plaintiffs. The plaintiffs seek compensatory and punitive damages. The Company has filed Answers responding to the claims put forth in the existing suits, denying liability for any of the claimed damages. The Company plans to participate in joint defense efforts among the defendants during the initial stages of these suits, and intends to vigorously defend against any claim of a causal relationship between the Company's activities. The Company is unable to predict the ultimate outcome of these proceedings.

          Regarding the Company's alleged involvement with the Landfill itself, notification was received from the New York State Department of Environmental Conservation in 1986 of the Company's status as a potentially responsible party
          (PRP) in connection with the contamination of this landfill. Until recently the Company has not taken an active role in the remediation process because of the existence of only minimal evidence that hazardous substances generated by the Company were disposed at the Pfohl Brothers Landfill. It has been alleged, however, that another defendant (Downing Container Division of Waste Mgt. of N.Y.) transported waste materials to the landfill from the Company's Dewey Avenue Service Center during the 1960's. Therefore, in July 1995, the Company elected to become a member of the Steering Committee consisting of identified PRPs, and thereby participate in the development of an appropriate remedial action for the site and working to achieve an equitable allocation of liability among responsible parties. To date, no governmental action has been taken against the Company as a PRP. The Company is investigating its alleged connection to the landfill to determine an appropriate level of participation in the ongoing voluntary remedial program conducted by the Steering Committee.

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

          Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended September 30, 1995 and 1994.

          Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1995.

          Exhibit 15  - Accountants' Acknowledgement Letter.

          Exhibit 27 - Financial Data Schedule.

(b)       Report on Form 8-K:

          Form 8-K Reporting Date - October 12, 1995.

          Items reported - Item 5. Other Events.

          Registrant filed information concerning the October 6, 1995 filing with the PSC a proposal for a corporate restructuring designed to open electricity markets to competition and deregulate electricity generators in the Company's service territory. A summary of reactions by securities rating agencies and others was provided. Also included was information on the filing of the Company's gas rate proposal.

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



Date:  November 14, 1995                      By    /s/ Steven W. Tasker

                                                  Steven W. Tasker
                                                  Vice President-Controller and
                                                  Principal Accounting Officer,
                                                  in his respective capacities
                                                  as such


EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Nine Months Ended September 30, 1995 and 1994


                                                                               (4)
                                                                               Average Number
                                                                               of Shares
                                                                               Outstanding as
                                                                               Shown on
                                                                               Consolidated
                                                                               Statement
                                 (1)             (2)           (3)             of Income
                                 Shares of       Number of     Share           (3 divided by
                                 Common          Days          Days            Number of Days
                                 Stock           Outstanding   (2 X 1)         in Period)
                                 ---------       -----------   -------         ---------------

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30:

JULY 1 - SEPTEMBER 30, 1995      144,330,482     92            13,278,404,344  144,330,482
                                 ===========                   ==============  ===========

JULY 1 - SEPTEMBER 30, 1994      143,316,804     92            13,185,145,968
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN         279,100     *<F1>              8,525,566
  EMPLOYEE SAVINGS FUND PLAN         290,200     *<F1>             11,995,200
                                 -----------                   --------------
                                 143,886,104                   13,205,666,734  143,539,856
                                 ===========                   ==============  ===========

                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30:

JANUARY 1 - SEPTEMBER 30, 1995   144,311,466     273           39,397,030,218
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
 DIVIDEND REINVESTMENT PLAN           19,016     *<F1>              4,620,888
                                 -----------                   --------------
                                 144,330,482                   39,401,651,106   144,328,392
                                 ===========                   ==============   ===========


JANUARY 1 - SEPTEMBER 30, 1994   142,427,057      273          38,882,586,561
SHARES SOLD AT VARIOUS
 TIMES DURING THE PERIOD -
  DIVIDEND REINVESTMENT PLAN         700,447     *<F1>             76,681,828
  EMPLOYEE SAVINGS FUND PLAN         758,600     *<F1>             76,225,500
                                 -----------                   --------------
                                 143,886,104                   39,035,493,889  142,987,157
                                 ===========                   ==============  ===========



NOTE:         Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

<F1>*         Number of days outstanding not shown as shares represent an accumulation of weekly and monthly sales throughout the period.  Share days for shares sold are based on the total number of days each share was outstanding during the period.


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1995 (In thousands of dollars)

A.  Net Income                                                                       $ 142,740

B.  Taxes Based on Income or Profits                                                    99,542
                                                                                     ----------
C.  Earnings, Before Income Taxes                                                      242,282

D.  Fixed Charges  (a)                                                                 315,336
                                                                                     ----------
E.  Earnings Before Income Taxes and
      Fixed Charges                                                                    557,618

F.  Allowance for Funds Used During
      Construction (AFC)                                                                 8,664
                                                                                     ----------
G.  Earnings Before Income Taxes and
      Fixed Charges without AFC                                                      $ 548,954
                                                                                     ==========

                PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements                                                  $  40,467
                                                                                     ----------
I.  Ratio of Pre-tax Income to Net
      Income (C/A)                                                                       1.697
                                                                                     ----------
J.  Preferred Dividend Factor (HxI)                                                  $  68,672


K.  Fixed Charges as Above  (D)                                                        315,336
                                                                                     ----------
L.  Fixed Charges and Preferred Dividends
      Combined                                                                       $ 384,008
                                                                                     ==========
M.  Ratio of Earnings to Fixed
      Charges (E/D)                                                                       1.77
                                                                                     ==========
N.  Ratio of Earnings to Fixed Charges
      without AFC (G/D)                                                                   1.74
                                                                                     ==========
O.  Ratio of Earnings to Fixed Charges
      and Preferred Dividends Combined (E/L)                                              1.45
                                                                                     ==========

(a) Includes a portion of rentals deemed representative of the interest factor ($29,122).
/TABLE

EXHIBIT 15
----------

November 14, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated November 14, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42720, 33-42721, 33-42771 and 33-54829) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827 and 33-55546). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,

/s/ Price Waterhouse LLP
------------------------