Form 10-K
period 1995-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1996-03-29
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
---------

(Mark One)
/X/        Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1995

                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

               Commission file number 1-2987
------------------------------------------------------------------
                  NIAGARA MOHAWK POWER CORPORATION

       (Exact name of registrant as specified in its charter)

State of New York                      15-0265555
-----------------                      ----------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)       Identification No.)

300 Erie Boulevard West, Syracuse, New York      13202
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

Preferred Stock ($100 par                  Preferred Stock ($25 par
value-cumulative):                         value-cumulative):
3.40% Series  4.10% Series  6.10% Series     9.50% Series
3.60% Series  4.85% Series  7.72% Series     Adjustable Rate
3.90% Series  5.25% Series                   Series A & Series C

Securities registered pursuant to Section 12(g) of the Act:  None
-----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Approximately $1,082,000,000 at March 1, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     Common stock $1 par 144,332,855 shares outstanding March 1,
1996.

Documents incorporated by reference:
  Definitive Proxy Statement in connection with annual meeting of stockholders to be held May 7, 1996 incorporated in Part III to the extent described therein.

NIAGARA MOHAWK POWER CORPORATION

INFORMATION REQUIRED IN FORM 10-K


PART I
------

Item Number
-----------

Glossary of Terms
Item 1.   Business.
Item 2.   Properties.
Item 3.   Legal Proceedings.
Item 4.   Submission of Matters to a Vote of Security Holders.
Executive Officers of the Registrant

PART II
-------

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters.
Item 6.   Selected Consolidated Financial Data.
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
Item 8.   Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant.
Item 11.  Executive Compensation.
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
Item 13.  Certain Relationships and Related Transactions.


PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

Signatures

NIAGARA MOHAWK POWER CORPORATION
GLOSSARY OF TERMS
-----------------

TERM                       DEFINITION
----                       ----------

ALJ              New York PSC Administrative Law Judge

BTU              British Thermal Unit

Clean Air
Act              Clean Air Act Amendments of 1990

CNG              CNG Transmission Corporation

CNP              Canadian Niagara Power Company, Limited

COPS             Competitive Opportunities Proceeding

CWIP             Construction Work in Progress

DEC              New York State Department of Environmental Conservation

DSM              Demand-Side Management

Dth              Dekatherms

EPA              U. S. Environmental Protection Agency

EPAct            National Energy Policy Act of 1992

FAC              Fuel Adjustment Clause

FASB             Financial Accounting Standards Board

FERC             Federal Energy Regulatory Commission

Fitch            Fitch Investors Services, Inc.

GAC              Gas Adjustment Clause

GAAP             Generally accepted accounting principles

GRT              Gross Receipts Tax

GwHrs            Gigawatt-hours

HYDRA-CO         HYDRA-CO Enterprises, Inc.

IERP             Integrated Electric Resource Plan

IRS              Internal Revenue Service

ISO              Independent System Operator

Kwh              Kilowatt-hour

MERIT            Measured Equity Return Incentive Term

MGP              Manufactured gas plant

MOODY'S          Moody's Investors Service

MW               Megawatt

Mwh              Megawatt-hour

NERAM            Niagara Mohawk Electric Revenue Adjustment Mechanism

NYS Supreme
 Court           Supreme Court of the State of New York, Albany County

NOPR             Notice of Proposed Rulemaking

NOx              Nitrogen oxide

NPL              Federal National Priorities List for Uncontrolled
                 Hazardous Waste Sites

NRC              Nuclear Regulatory Commission

NYPA             New York Power Authority

NYPP             New York Power Pool

NYSERDA          New York State Energy and Development Authority

PRP              Potentially responsible party

PSC              New York State Public Service Commission

PURPA            Public Utility Regulatory Policies Act of 1978

QFs              Qualifying Facilities

R&D              Research and Development

RACT             Reasonably Available Control Technology

SFAS             Statement of Financial Accounting Standards No. 71
No. 71           "Accounting for the Effects of Certain Types of
                 Regulation"



SFAS             Statement of Financial Accounting Standards No. 106
No. 106          "Employers' Accounting for Postretirement Benefits
                 Other Than Pensions"

SFAS             Statement of Financial Accounting Standards No. 109
No. 109          "Accounting for Income Taxes"

SFAS             Statement of Financial Accounting Standards No. 112
No. 112          "Employers' Accounting for Postemployment Benefits"

SFAS             Statement of Financial Accounting Standards No. 121
No.121           "Accounting for the Impairment of Long-Lived Assets
                 and for Long-Lived Assets to be Disposed of"

Six-Cent
Law              Section 66-c of the New York State Public Service Law

SO2              Sulfur dioxide

S&P              Standard & Poor's

UG               Unregulated Generator

Unit 1           Nine Mile Point Nuclear Station Unit No. 1

Unit 2           Nine Mile Point Nuclear Station Unit No. 2

VERP             Voluntary Employee Reduction Program

NIAGARA MOHAWK POWER CORPORATION

PART I
------

ITEM 1.          BUSINESS.

         The Company, incorporated in 1937 under the laws of New York State, is engaged principally in the business of generation, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. (See Item 8 - Financial Statements and Supplementary Data, Note 11).

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

         Consequently, the Company's current electricity and gas prices reflect traditional utility regulation. As such, the Company's electricity prices include state-mandated purchased power costs from UGs, at costs far exceeding the Company's actual avoided costs, as well as the costs of high taxes in New York. Avoided costs are the costs the Company would otherwise incur to generate power if it did not purchase electricity from another source.
Without legislative or regulatory action, the Company is severely limited in its ability to control or reduce these purchased power costs and taxes, which are major causes of the Company's recent increases in prices.

         While the Company is experiencing rising prices, rapid technological advances are significantly reducing the price of new generation and significantly improving the performance of smaller scale generating unit technology. In addition, the current excess supply of generating capacity has driven down the prices a competitive market would support. Actions taken by other utilities throughout the country to lower their prices, including those in areas with already relatively low prices, increase the threat of industrial relocation and the need to offer discounts to industrial customers.

         The Company continues to take aggressive action to both prevent the loss of certain industrial customers, and to attract new business. In 1995, the Company granted approximately $62 million of discounts. Discounts are expected to increase in 1996 and 1997, but will depend on energy price levels in the marketplace and other competitive activity.

         The Company also faces the continued threat of municipalization. A growing number of municipalities within the Company's service territory are investigating the possibility of acquiring less expensive sources of electricity by forming their own utility operations. If successfully established as legitimate wholesale entities, these new utilities would have open access to transmission and would be able to by-pass the Company's generation system. The municipalities exploring this possibility are generally in the early stages of inquiry and represent a small percentage of Company sales. Municipalization has the potential to adversely affect the Company's customer base and profitability, although rules proposed by FERC would greatly mitigate any negative economic effects on the Company.

         For a detailed discussion of events that occurred during 1995 in the competitive environment, federal and state regulatory initiatives and the Company's efforts to address its competitive disadvantages and deteriorating financial condition, see Part II,
Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

         The following topics are discussed under the general heading of "Business". Where applicable, the discussions make reference to the various other items of this Form 10-K.

        Topic
        -----
Regulation and Rates
Unregulated Generators
New York Power Authority
Purchased Power
Fuel for Electric Generation:
  Coal
  Natural Gas
  Residual Oil
  Nuclear
Gas Supply
Financial Information About Industry Segments
Environmental Matters
Nuclear Operations
Construction Program
Electric Supply Planning
Electric Delivery Planning
Demand-Side Management Programs
Research and Development
Employee Relations
Liability Insurance

         In addition, for a discussion of the Company's methods of distribution and the extent to which the Company's business is or may be seasonal, see Item 2 - Properties - Electric Service and Gas Service. For a discussion of the Company's treatment of working capital items, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources.

         REGULATION AND RATES. POWERCHOICE PROPOSAL. The PSC's 1995 rate order directed the Company and other interested parties to address several key issues regarding long-range rate proposals.
These issues were to include: improving the Company's competitive position by addressing uneconomic utility generation and the high price of many UG contracts; eliminating, if possible, the fuel adjustment clause and other billing mechanisms; addressing property tax issues with local authorities; improving operating efficiency; and identifying governmental mandates that are no longer warranted in a competitive environment. No proposal under this directive could create anti-competitive effects or lead to a deterioration in safe and adequate service. The PSC also said any multi-year plan should ensure that the Company has an investment-grade bond rating (although the Company is currently below investment grade), and include protection for low-income customers. Finally, the PSC directed that the plan should propose changes in the regulatory approach for the Company that support fair competition in the electric generation market consistent with the PSC's determination in its generic competitive opportunities proceeding.

         On October 6, 1995, the Company filed its PowerChoice proposal with the PSC. The proposal was offered as an integrated package
(although certain details are subject to modification) and included these key elements:

* Creation of a competitive wholesale electricity market and direct access by retail customers.

*        Separation of the Company's power generation business.

* Relief from overpriced UG contracts that were mandated by public policy, along with equitable write-downs of above-market Company assets.

*        A price freeze or cut for all customer classes.

         For a detailed discussion of this proposal, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - PowerChoice Proposal.

         1996 AND 1997 RATE FILING. When PowerChoice was announced, the Company said that failure to approve the plan would mean continued price escalation under traditional regulation, or failing that, further deterioration in the Company's financial condition. While negotiations are continuing on PowerChoice, in view of increasing UG payments, price discounts and continued weak sales expectations, the Company has found it necessary to seek price increases. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997 and earnings for these years will depend on the outcome of the rate requests. The 1996 rate filing is for temporary rate relief for which the Company has asked for immediate action. On February 16, 1996, the PSC issued an order that, among other things, established a schedule with respect to temporary rates that would have the case certified directly to the PSC within 60 days of the order. In early March, the PSC staff and other parties filed testimony recommending that the request for temporary rate relief be denied. The 1997 filing will preserve the Company's right to traditional cost-based rates in the event that an acceptable regulatory solution cannot be achieved through negotiation of the PowerChoice proposal. The Company expects that the PSC will approve cost-of-service based rate increases until such time as implementation of a new competitive market model becomes probable.

         PSC COMPETITIVE OPPORTUNITIES PROCEEDING - GAS. In December 1994, the PSC issued an Order that established a policy framework to guide the transition of the natural gas distribution industry into a more competitive environment. In addition, the PSC required the Company, and other utilities, to file restructuring tariffs that would support the implementation of the Order. The Company filed a new tariff with the PSC in November 1995 that would restructure its gas services. The Company proposed several changes in its gas service offerings, as well as in its gas rate design, to better align its rates with its cost of service and to provide the Company with greater flexibility to price services on a competitive basis. Based on the results of the Company's most recent rate case, the restructured rates would be revenue neutral in total. In addition, the Company's proposed tariff includes an aggregation proposal whereby utilities and marketers would be allowed to group into a pool smaller customers who are not individually eligible to buy gas from an alternative supplier.

         Under the aggregation proposal, the Company would continue to deliver the gas through its pipes as it does for current transportation customers. The actual commodity cost for natural gas is passed through to the customer without margin. The
Company's margins come from the delivery of natural gas.
Therefore, the Company will continue to earn a profit by providing delivery service to all of its customers. The Company believes that this unbundling of services will provide customers with better service by giving them a greater number of choices.

         On March 14, 1996, the PSC approved utility restructuring plans to allow aggregation services for residential and small commercial gas customers, which will become effective later this year. The remaining proposals in the Company's restructuring tariff are being addressed in its current rate case, as filed in November 1995.

         The Company's November 1995 rate filing requested a 5.8% gas rate increase, under traditional cost-based regulation. If approved, such rates would become effective on October 1, 1996. In addition, the Company proposed the adoption of a "performance-based regulation" mechanism, including a gas cost incentive mechanism for its gas operations. The proposal provides for a complete unbundling of the Company's sales service to become effective
October 1, 1997, allowing customers to choose alternative gas suppliers. Increases for gas distribution services would be subject to a price index through the year 2001. The price index, which is based on inflation associated with gas service-related costs, would be applied to prices approved by the PSC for the rate year ending September 30, 1997 after consideration of the service restructuring. The service restructuring proposes a move to a rate structure for the transportation of gas which mitigates throughput risk, simplifies rates and allows other gas suppliers to aggregate customers on the Company's system for the supply of gas. A gas cost incentive mechanism is also being proposed, along with discontinuation of the weather normalization clause. Flexibility in pursuing unregulated opportunities related to the gas business is also being sought. The Company believes its gas operations will continue to be cost-of-service, rate regulated.

         PRICE DISCOUNTS. Competition has been increasing in the Company's wholesale and retail markets. In the wholesale markets, the Company competes directly with other U.S. utilities, Canadian utilities, the NYPA, and UGs. While it has always competed with other utilities in wholesale markets, recent events have increased competition. For example, the PSC has been increasing the share of deviations from forecast fuel targets, including sales for resale, that shareholders must absorb. Thus, utilities have larger financial incentives to achieve reduced fuel costs and increased sales for resale, making wholesale markets more competitive. In addition, a prolonged recession in the New York State economy, combined with successful energy conservation programs, has contributed to the region's (including Canadian) excess capacity, putting downward pressure on wholesale prices. The Company also faces enormous competition, and upward pressure on prices due to mandated subsidies to UGs. Federal PURPA and the New York State implementation of PURPA coupled with its now repealed Six-Cent Law, combined with low gas prices and low interest rates, have created a large and thriving unregulated power industry. The Company has virtually all UG capacity on line, amounting to approximately 2,708 MW of capacity at December 31, 1995. Of this amount 2,390 MW is considered firm.

         In retail markets, the Company faces competition from on-site, self- and cogeneration, UGs who wish to sell electricity directly to the Company's retail customers, other fuels, industrial relocation, potential municipalization and NYPA. Generally, on-site generation is uneconomic today when compared to a utility's incremental or marginal cost of serving additional load.
Unfortunately, on-site generation, however, compares favorably to traditional retail prices, which are based on average embedded costs and which traditionally are designed to collect fixed costs volumetrically assuming monopoly franchise. The result is that large volume customers have subsidized small customers both within and between classes.

         For the reasons mentioned above, the Company is experiencing a loss of industrial load across its system. In addressing the threat of further loss of industrial load, the PSC established guidelines to govern flexible electric rates offered by utilities to retain qualified industrial customers. Under these guidelines, the Company filed for a new service tariff in August 1994, under which all new contract rates are administered based on demonstrated industrial and commercial competitive pricing situations including, but not limited to, on-site generation, fuel switching, facility relocation and partial plant production shifting. Contracts are for terms not to exceed seven years without PSC approval.

         For a detailed discussion of discounts offered to customers and the terms of discount agreements, see Part II, Item 7 -
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Other Company Efforts to Address
Competitive Challenges - Customer Discounts.

         UNREGULATED GENERATORS. In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase electricity from UGs at prices in excess of the Company's internal cost of production and in volumes greater than the Company's customers' needs. PURPA, New York State law and PSC policies and procedures have collectively required that the Company purchase this power from "qualified" UGs. The prices used in negotiating purchased power contracts with UGs (Long Run Avoided Costs) are established periodically by the PSC. Until its modification in 1992, the Six-Cent Law which governed many of these contracts had established the floor on avoided costs at $0.06/Kwh. The Six-Cent Law, in combination with other factors, attracted large numbers of UG projects to New York State and, in particular, to the Company's service territory due to the availability of numerous thermal hosts and hydroelectric sites.

         For a detailed discussion of Company efforts to reduce its UG costs, see Item 3 - Legal Proceedings, Part II, Item 7 -
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Unregulated Generators and Item 8 -
Financial Statements and Supplementary Data, Note 9.

         NEW YORK POWER AUTHORITY. The Company presently has contractual rights to purchase various types and amounts of electric power and energy from a number of generating facilities owned by the NYPA. In 1995, these purchases amounted to 7,756,000 Mwh, or about 18% of the Company's total power supply requirements. Under the agreement for hydroelectric power service, the Company credits to its residential customers, subject to review by the PSC, any savings derived from the purchase of an aggregate of 405 MW of firm and peaking hydro power from NYPA. Refer to Part II, Item 8 -
 Financial Statements and Supplementary Data, Note 9 for a summary table that includes the types and amounts of NYPA power which the Company was entitled to purchase as of January 1, 1996 and the termination dates of its contracts with respect to each NYPA generating facility.

         PURCHASED POWER. Total purchased power in 1995 amounted to 23,486,000 Mwh, including UG and NYPA purchases discussed above, representing approximately 56% of the Company's total power supply requirements. The Company purchases electricity from the NYPP and other neighboring utilities as needed for economic operation. The price paid for that power is determined by specific contractual terms. See Item 8 - Financial Statements and Supplementary Data,
Note 1. Physical limitations of existing transmission facilities, as well as competition with other utilities and availability of energy, impact the amount of power the Company is able to purchase or sell. Wholesale power marketing efforts will continue to be an important activity in a highly competitive environment, in order to maximize the value of the Company's surplus capacity.

         FUEL FOR ELECTRIC GENERATION. COAL. The C. R. Huntley and Dunkirk Steam Stations, the Company's only coal fired generating stations, are expected to burn about 1.5 million and 1.3 million tons of coal, respectively, in 1996. The Company currently anticipates obtaining its total 1996 coal requirements under short-term contracts.

         The annual average cost of coal burned from 1993 through 1995 was $1.54, $1.52 and $1.42, respectively, per million BTU, or $39.85, $39.15, and $36.81 respectively, per ton. Changes in the cost of coal burned, part of which are transportation expenses, are included in the Company's FAC.

         See Environmental Matters - Air.

         NATURAL GAS. The Albany Steam Station has the capability to use natural gas, as well as residual oil, as a fuel for electric generation. This dual-fuel capability permits the use of lower cost fuel. During 1993, 1994 and 1995, natural gas was the predominant fuel used, although generation at this station was curtailed significantly during this period for economic reasons because of the requirement to purchase UG power. In early 1995, modifications were completed at the Oswego Steam Station that provided a limited capability for using natural gas for electric generation. Oswego's primary fuel is residual oil. In January
1995, the Company used the natural gas capability at the Oswego
Steam Station for the first time.

         The Company currently purchases all natural gas for the Albany and Oswego Steam Stations on a spot basis. This gas is purchased as an interruptible supply; and therefore, colder than normal weather and increased demand for capacity on interstate pipelines by other firm (non-interruptible) gas customers could restrict the amount of gas supplied to the stations. During the period 1993 through 1995, the Company, including the Roseton Steam Station (described below), burned 6.0 million, 7.8 million and 12.3 million
Dth of natural gas, respectively, at an average cost per Dth of $2.07, $2.07 and $1.65, respectively.

         The Company has a 25% ownership interest in Roseton Steam Station Units No. 1 and 2. Both Roseton Units were modified to dual fuel capability with natural gas as the alternate fuel in the early 1990's.

         Central Hudson Gas and Electric Corporation, co-owner and operator of the Roseton Steam Station, has three contracts for the supply of up to 100,000 mcf (or approximately 102,000 Dth) of natural gas for use at the Roseton plant as a fuel alternative to residual oil. The natural gas supply is used primarily during off peak months, April through October of each year. In 1995, approximately 3.6 million Dth (the Company's share) of gas were used at the Roseton plant.

         RESIDUAL OIL. The Company's total requirements for residual oil in 1996 for its Albany and Oswego Steam Stations are estimated at approximately 1.3 million barrels. Fuel sulfur content standards instituted by New York State require 1.5% sulfur content fuel oil to be burned at Albany. Oswego Unit No. 6 requires low sulfur fuel oil (0.7%). Oswego Unit No. 5, which burns 1.5% sulfur fuel oil was placed on long term cold standby effective March 1994. All oil requirements are met on the spot market. At December 31, 1995, there were approximately 470,000 barrels, or more than a 33-day supply of oil, at the Oswego Steam Station and approximately 115,000 barrels of oil, or a 15-day supply, at the Albany Steam Station, based on maximum burn projections.

         The average price of Oswego Unit No. 6 oil at January 1, 1996 was approximately $27.50 per barrel for 0.7% sulfur oil. For 1.5% sulfur oil, the average price was approximately $25.85 per barrel at the Albany Steam Station. The fuel oil prices quoted include the $2.95 per barrel petroleum business tax imposed by New York
State. Changes in the cost of oil burned, part of which are shipping expenses, are included in the FAC.

         Contract arrangements for residual oil for the Roseton Steam Station have been made by Central Hudson Gas and Electric
Corporation. Global Petroleum/Montello Oil supplies 1.5% sulfur residual oil under contract for the majority of the fuel requirements of the plant. The contract has provisions that include certain options regarding contract extensions.

         The annual average cost of residual oil burned at the Albany, Oswego and Roseton Steam Stations from 1993 through 1995 was $3.11, $3.16 and $3.41, respectively, per million BTU, or $19.84, $19.45 and $21.66, respectively, per barrel.

         NUCLEAR. The supply of fuel for the Company's Nine Mile Point nuclear generating plants involves: (1) the procurement of uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies and (5) the disposal of spent fuel and radioactive wastes. Agreements for nuclear fuel materials and services for Unit 1 and Unit 2 (in which the Company has a 41% interest), have been made through the following years:

                                 Unit No. 1   Unit No. 2

Uranium Concentrates            2002         2002
Conversion                      2002         2002
Enrichment                      2003         2003
Fabrication                     2001         2004

         Arrangements have been made for procuring a portion of the uranium, conversion and enrichment requirements through the years listed above, leaving the remaining portion of the requirements uncommitted. Enrichment services are under contract with the U. S. Enrichment Corporation for up to 100% of the requirements through the year 2003. Fuel fabrication services are under contract through the year 2001 and 2004, for Unit 1 and Unit 2, respectively. Up to approximately 95% and 90% of the uranium and conversion requirements are under contract through the year 2002 for Unit 1 and Unit 2, respectively. The uncommitted requirements for nuclear fuel materials and services are expected to be obtained through long-term contracts or secondary market purchases.

         The cost of fuel utilized at Unit 1 for 1995, 1994 and 1993 was $0.61, $0.62 and $0.56 per million BTU, respectively. The cost of fuel utilized at Unit 2 for 1995, 1994 and 1993 was $0.51, $0.48 and $0.54 per million BTU, respectively.

         The Company currently has contracts with the Department of Energy for the disposal of spent nuclear fuel for both Units 1 and
2. Spent nuclear fuel storage facilities at Units 1 and 2 are expected to accommodate spent nuclear fuel discharges, while also having sufficient space available to accept fuel in the core at that time, through the years 2009 and 2012, respectively. For a detailed discussion of nuclear fuel disposal costs, the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the Company's nuclear generating plants, see Item 8 - Financial Statements and Supplementary Data, Note 1 - Depreciation, Amortization and Nuclear Generating Plant Decommissioning Costs and Note 3.

         GAS SUPPLY. The Company distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of the Company's distribution areas are physically interconnected with one another by Company-owned facilities. Presently, nine separate distribution areas are connected directly with CNG, an interstate natural gas pipeline regulated by the FERC, via seventeen delivery stations. The
Company also has one direct connect with Iroquois Gas Transmission and one with Empire State Pipeline. The majority of the Company's gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by the Company's customers is seasonal and influenced by weather factors.

         FERC Order 636, effective November 1993, changed the structure of interstate natural gas pipeline services and completed the "evolution of competition, in the natural gas industry." The
Company has actively pursued, through the negotiation process established by the FERC, pipeline services which provide the Company with an appropriate combination of firm transportation on several upstream pipelines, CNG transportation and substantial storage rights. FERC Order 636 also helped complete the Company's primary objective of replacing dependence on CNG sales service with independently contracted gas supplies delivered through a combination of firm transportation and storage.

         The Company revised its Post-FERC Order 636 services to meet peak load requirements on its system through a portfolio of firm contracts and peak shaving contracts capable of delivering approximately 966,000 Dths per day to its service area. This portfolio includes firm transportation totaling approximately
306,000 Dths on the CNG system, 50,000 Dths on the Iroquois system, as well as four pipelines upstream of CNG, with firm supplies purchased under 23 different contracts from a variety of producers and marketers in the Gulf of Mexico, the Southwest and Canada. An additional 434,000 Dths of peak day requirement capacity is provided by firm storage withdrawal rights coupled with firm winter season transportation service on CNG. Finally, within the peak load of 966,000 Dths is approximately 176,000 Dths available to the Company under peak shaving contracts with cogenerators on the Company's system.

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. See Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations and Item 8 - Financial Statements and
Supplementary Data, Note 11.

         ENVIRONMENTAL MATTERS. GENERAL. The Company's operations and facilities are subject to numerous federal, state and local laws and regulations relating to the environment including, among other things, requirements concerning air emissions, water discharges, site remediation, hazardous materials handling, waste disposal and employee health and safety. While the Company devotes considerable resources to environmental compliance and promoting employee health and safety, the impact of future environmental laws and regulations on the Company cannot be predicted with certainty.

         In compliance with environmental statutes and consistent with its strategic philosophy, the Company performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 1995 totaled approximately $51.2 million, of which approximately
$19.7 million was capitalized as pollution control equipment or new plant environmental surveillance and approximately $31.5 million was charged to operating expense for operation of environmental monitoring and waste disposal programs. Expenditures for 1996 are estimated to total $44.5 million, of which $12.6 million is expected to be capitalized and $31.9 million charged to operating expense. Anticipated expenditures for 1997 are estimated to total $36.0 million, of which $4.4 million is expected to be capitalized and $31.6 million charged to operating expense. The expenditures for 1996 and 1997 include the estimated costs for the Company's expected proportionate share of the costs for site investigation and cleanup of waste sites discussed under "Solid/Hazardous Waste" below.

         Although and as further discussed below, the Company was subject to 80%/20% (ratepayer/Company) sharing for costs incurred with its solid/hazardous waste program in 1995, historically, rate recovery has been authorized for 100% of the costs incurred to comply with environmental laws and regulations. The Company believes that if traditional rate treatment applies, then it is probable that costs associated with environmental compliance will continue to be recovered through the ratemaking process. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Item 8 - Financial Statements and Supplementary Data, Note 2.

         AIR. The Company is required to comply with applicable Federal and State air quality requirements pertaining to emissions into the atmosphere from its fossil-fuel generating stations and other air emission sources. The Company's four fossil-fired generating stations (Albany, Huntley, Oswego and Dunkirk) are operated in accordance with the provisions of Certificates to Operate issued by the DEC.

         The provisions of the Clean Air Act address attainment and maintenance of ambient air quality standards, mobile sources of air pollution, hazardous air pollutants, acid rain, permits, enforcement, clean air research and other items. The Clean Air Act is likely to have a substantial and increasing impact upon the operation of electric utility fossil-fired power plants in future years.

         The acid rain provisions of the Clean Air Act require that SO2 emissions from utilities and certain other sources be reduced nationwide by 10 million tons from their 1980 levels and that NOx emissions be reduced by two million tons from 1980 levels.
Emission reductions will be achieved in two phases - Phase I by January 1, 1995 and Phase II by January 1, 2000.

         The Company has two units (Dunkirk 3 and 4) affected in Phase
I. Beginning in 1995, the Company was required to reduce SO2 emissions by approximately 10,000 - 15,000 tons per year and the Company is complying with these requirements by substituting non-Phase I units and relying on reduced utilization of these units to satisfy its emission reduction requirements at Dunkirk 3 and 4.

         With respect to NOx, Title IV of the Clean Air Act requires emission reductions at Dunkirk 3 and 4. Low NOx burner technology has been installed to meet the new emission limitations. In addition, Title I of the Clean Air Act (Provisions for the Attainment and Maintenance of National Ambient Air Quality Standards) required the installation of RACT on all of the Company's coal, oil and gas-fired units by May 31, 1995.
Compliance with Title I RACT requirements at the Company's units was achieved by installing low NOx burners or other combustion control technology.

         Phase II requirements associated with Title I and Title IV of the Clean Air Act (targeted for the year 2000 and beyond) will require the Company to further reduce its SO2 and NOx emissions at all of its fossil generating units. Possible options for Phase II
SO2 compliance beyond those considered for Phase I compliance include additional fuel switching, installation of flue gas desulfurization or clean coal technologies, repowering and the use of emission allowances created under the Clean Air Act.

         In September, 1994, the states comprising the Northeast Ozone Transport Commission (New York State included) signed a Memorandum of Understanding that calls for each member state to develop regulations for two additional phases of NOx reduction beyond RACT (referred to as Phase II and Phase III, NOx reductions). In Phase
II, sources located in upstate New York (which includes all of the Company's sources) will have to reduce NOx emissions by May, 1999 by 55 percent relative to 1990 levels or meet an emission limit of
0.2 lb./mmBtu. In Phase III, these sources will have to reduce NOx emissions in May 2003 by 75 percent relative to 1990 levels or meet an emission limit of 0.15 lb/mmBtu. With respect to the Phase III program, the Memorandum of Understanding provides that the specified reductions may be modified if additional modeling and other scientific analysis shows that alternative NOx reductions, together with volatile organic compound emission reductions, will achieve attainment of the ozone ambient air quality standard across the region. Until details are available on how the Phase II and Phase III NOx reductions will be implemented, definitive compliance plans for the Company's fossil generating stations and reliable compliance cost estimates cannot be developed. However, it is anticipated that further major capital expenditures will not be required until Phase III (i.e. the year 2003), at which time post-combustion NOx control technology such as selective catalytic reduction may have to be installed to achieve compliance.

         The Company spent approximately $5 million, $32 million and $19 million in capital expenditures in 1995, 1994 and 1993, respectively, on projects at the fossil generation plants associated with Phase I compliance. The Company has included $15 million in its 1996 through 1999 construction forecast for Phase II compliance which will become effective January 1, 2000. The
Company anticipates that additional expenditures of approximately $74 million may be necessary for Phase III to be incurred beyond 2000.

         With respect to all of these costs, the Company believes, that if traditional and historical rate treatments continue to apply, then it is probable that all additional expenditures and costs will be fully recoverable through rates. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Item 8 - Financial
Statements and Supplementary Data, Note 2.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         WATER. The Company is required to comply with applicable Federal and State water quality requirements, including the Federal Clean Water Act, in connection with the discharge of condenser cooling water and other wastewaters from its steam-electric generating stations and other facilities. Wastewater discharge permits have been issued by DEC for each of its steam-electric generating stations. These permits must be renewed every five years. Conditions of the permits require that studies be performed to determine the effects of station operation on the aquatic environment in the station vicinity and to evaluate various technologies for mitigating losses of aquatic life. Studies are ongoing and the Company believes that if traditional and historical rate treatments continue to apply, then any additional expenditures relating to or resulting from these studies will be fully recoverable through rates. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Item 8 - Financial Statements and Supplementary Data, Note 2.

         LOW LEVEL RADIOACTIVE WASTE.  See Item 8 - Financial
Statements and Supplementary Data, Note 3.

         SOLID/HAZARDOUS WASTE. The public utility industry typically utilizes and/or generates in its operations a broad range of potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and assure compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

         The Company is currently aware of 88 sites with which it has been or may be associated, including 46 which are Company-owned.
The Company-owned sites include 22 former MGP sites, 11 industrial waste sites and 13 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate contamination of soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the NPL published by the EPA. The 42 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the Company's operations. Pending the results of investigations at the non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

         Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions required for site restoration and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation.
Legal action against such other parties will be initiated where appropriate. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since technologies are still developing, the ultimate cost of remedial actions may change substantially.

         Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities at similarly situated sites, and the EPA figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these PRP sites and is contesting liability accordingly.

         As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $195 million for these owned sites, representing the low end of the range of the estimated cost for investigation and remediation. The high end of the range is presently estimated at approximately $500 million. The liability accrual with respect to these owned sites was reduced $15 million in 1995, from $210 million, to reflect the Company's current estimate, which incorporates the availability of information regarding the cost to remediate the Saratoga Springs site, based on an approved remedial plan in a Record of Decision issued by the EPA at this site in the fourth quarter of 1995.

         The majority of cost estimates for currently or formerly owned or operated properties relate to the MGP sites. The Saratoga
Springs and Harbor Point (Utica, NY) MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. The remaining MGP sites are the subject of a multi-site Order on Consent, executed in 1992 with the DEC, providing for an investigation and remediation program over approximately ten years.

         Estimates of the Company's potential liability for sites not owned by the Company, but for which the Company has been identified as a PRP, have been derived by estimating the total cost of site clean-up and then applying a Company contribution factor to that estimate. Estimates of the total clean-up costs are determined by using all available information from investigations conducted by the Company and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 FR No. 119).
A contribution factor is then calculated using either a per capita share based upon the total number of PRPs named or otherwise identified, which assumes all PRPs will contribute equally, or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other PRPs since clean-up obligations are joint and several.
The Company has denied any responsibility for certain of these PRP sites and is contesting liability accordingly.

         With respect to the 42 sites with which the Company has been or may be associated as a PRP, the Company has recorded a liability of $30 million, representing the estimate of its share of the total cost to investigate and remediate these sites. Total costs to investigate and remediate these sites are estimated to be approximately $430 million in the unlikely event the Company is required to assume 100% responsibility. Seven of the PRP sites are included on the NPL. The Company estimates its share of the liability for these seven sites is not material and has included the amount in the determination of the amounts accrued.

         The Company is also aware of approximately 25 formerly-owned MGP sites and 11 fire training sites used, but not owned by the Company, which it has been or may be associated and which may require future investigation and possible remediation. Presently, the Company has not determined its potential involvement with such sites and accordingly has made no provision for potential liabilities associated therewith. In the event the Company is notified of its potential involvement at such sites by regulatory agencies and/or PRPs, the Company will determine its potential liability in the same manner described previously for PRP sites in general.

         Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration. In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company has recognized as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." Based upon management's assessment that remediation costs will be fully recovered from ratepayers, a regulatory asset has been recorded representing the future recovery of remediation obligations accrued to date. Therefore, the Company does not believe the costs to comply with environmental laws and regulations will have a material adverse effect on its results of operations or financial condition. For a discussion of the Company's continued ability to recover these types of expenditures in rates, see Item 8 - Financial Statements and Supplementary Data, Note 2.

         Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful.

         For a discussion of additional environmental legal proceedings, see Item 3 - Legal Proceedings.

         NUCLEAR OPERATIONS. See Item 8 - Financial Statements and Supplementary Data, Note 3.

         CONSTRUCTION PROGRAM. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS and Item 8 - Financial Statements and Supplementary Data, Note 9 - Construction Program.

         ELECTRIC SUPPLY PLANNING. The Company filed an IERP with the PSC and the State Energy Planning Board in 1995. While recognizing that uncertainty exists in forecasting future load, the IERP projects that the Company will not require generating capacity to fulfill its installed reserve requirements until the winter of 1999/2000. Included in the IERP is the planned retirement of 340
MWs of coal capacity. It is expected that the return to operation of Oswego Unit 5 (850 MW) from long term cold standby status will be the most economical option for meeting the Company's needs at that time. With Oswego Unit 5 in operation, the need for additional capacity would not be expected until the winter of 2009/2010 or beyond. For this and other reasons, the Company need not commit to the construction or acquisition of large new generation projects for many years.

         Currently, the Company's intentions are to use a resource bidding process to confirm that the return to operation of Oswego Unit 5 represents the most economic alternative. A Request for Proposal (RFP) would be issued and bids evaluated prior to making a decision to restart that unit in 1999. The RFP process will also be used periodically to confirm that operating plants provide the least costly means of serving customer needs. A solicitation for capacity and energy in 1995 supported the Company's current generation portfolio.

         Under the Company's PowerChoice proposal, the obligation to meet NYPP installed reserve requirements would shift to an ISO.
The PowerChoice proposal would replace the current planning/RFP process with a competitive market. Future supply decisions would be based on market forces. The ISO would periodically go out for bid for capacity with an RFP process that is similar to what is described above. Although competition will replace the planning process described above, the units providing energy and capacity in the competitive market could be quite similar to those described in the supply plan above.

         ELECTRIC DELIVERY PLANNING. As of January 1, 1996, the Company had approximately 130,000 miles of electric delivery facilities. Evaluation of these facilities relative to NYPP and Northeast Power Coordinating Council (NPCC) planning criteria and anticipated Company internal and external demands is an ongoing process intended to minimize the capital requirements for expansion of these facilities. The Company is continuing to evaluate new planning tools and methods to quantify the adequacy and reliability of its electric delivery facilities. The Company believes these new tools and methods will aid it in prioritizing reinforcements to its electric delivery infrastructure in order to maximize value.

         The Company has reviewed the adequacy of its electric delivery facilities and has determined that capital requirements to support new load growth will be below previous years' expenditures. Interconnection studies for all major UG projects have been completed. Additional UG projects which would impose significant technical, economic and construction burdens on the Company are not anticipated.

         The EPAct provides the FERC with broad authority to mandate wholesale transmission access, which could potentially open the interstate transmission system to new wholesale power transactions. Under the EPAct, any electric utility or wholesale power producer may apply to FERC for an order requiring a utility to transmit such energy, including enlargement of transmission facilities. FERC is prohibited from ordering a utility to transmit power to an end user (retail wheeling). FERC also cannot order a utility to transmit power if to do so would impair the utility's ability to recover all costs of providing these services. Transmission studies of operating under open transmission access indicate that the Company's transmission system is adequate to meet national and regional reliability criteria. Any further expansion of the transmission capability as a result of the EPAct would require an investment allocation method linked to the beneficiaries. The Company, however, remains committed to a policy of providing adequate transmission service that protects the economic well-being of the Company's customers.

         DEMAND-SIDE MANAGEMENT PROGRAMS. The Company's DSM programs continue to promote energy efficiency by providing customers information, technology demonstrations, seminars and assistance with energy efficiency improvement projects. The evolving competitive market for energy efficiency services is providing customers with many alternative sources for DSM products and services. The Company will continue to foster the development of this market and provide information and assistance to customers so they can make informed choices.

         The Company spent approximately $8.1 million on DSM programs in 1995. Preliminary results for 1995, estimate annual energy reductions of 173,000 Mwh compared with a goal of 160,000 Mwh. The cumulative effect of the Company's DSM programs from 1990 through 1995 are estimated to have reduced annual energy consumption by 1,324 Gwh and reduced peak demand by approximately 300 Mw.

         The Company's DSM programs are an integrated approach of information, customer education, financing assistance and facilitation for residential and commercial and industrial customers. Energy efficiency activities are an integral part of the Company's marketing plan for meeting customer needs. The Company will not have specific DSM programs in the future but will continue to pursue the promotion of energy efficiency as a key strategy of its marketing plans.

         RESEARCH AND DEVELOPMENT. Research and development is focused to directly benefit the Company's shareholders and customers by obtaining a return on R&D investments. The Company maintains an R&D program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. These efforts include (1)
improving efficiency; (2) minimizing environmental impacts; (3) improving facility availability; (4) minimizing maintenance costs;
and (5) developing renewable energy technologies.

         R&D expenditures in 1995, 1994 and 1993 were approximately $14.0 million, $37.3 million and $39.0 million, respectively. A reduction in expenses occurred in 1995 as a result of a planned cost containment by the Company. R&D expenditures for 1996 are expected to be approximately the same level as 1995. Historically the Company has received rate recovery under traditional ratemaking for R&D expenditures. Therefore, the Company believes that it will continue to receive rate recovery under traditional ratemaking for these types of expenditures.

         EMPLOYEE RELATIONS. All of the Company's non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers (AFL-CIO). A two-year-nine-month agreement between the Company and the union, expired on February 29, 1996, but is being extended while a new agreement is negotiated. The Company expects a new five-year-three-month agreement to be entered into by early April, 1996.

         The Company's work force at December 31, 1995 numbered approximately 8,800, of whom approximately 6,100 are union members. It is estimated that approximately 77% of the Company's total labor costs are applicable to operation and maintenance and approximately 23% are applicable to construction (and accordingly are capitalized) and other accounts.

         LIABILITY INSURANCE. As of January 31, 1996, the Company's Directors & Officers liability insurance was renewed. This coverage includes nuclear operations and insures the Directors and officers against obligations incurred as a result of their indemnification by the Company. The coverage also insures the Directors and officers against liabilities for which they may not be indemnified by the Company, except for a dishonest act or breach of trust.

ITEM 2.  PROPERTIES.

         ELECTRIC SERVICE. As of January 1, 1996, the Company owned and operated four fossil fuel steam plants (as well as having a 25% interest in the Roseton Steam Station and its output), two nuclear fuel steam plants, various diesel generating units and 70 hydroelectric plants, as well as having a majority interest in Beebee Island and Feeder Dam Hydro Plants and their output. The Company also purchases substantially all of the output of 96 other hydroelectric facilities. The Company's Canadian subsidiary, Opinac Energy Corporation, owns Canadian Niagara Power Company, Limited (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the Province of Ontario and a windmill generator in the Province of Alberta. In addition, the Company has contracts to purchase electric energy from NYPA and other sources. See Item 1 - Business. - Unregulated Generators, New York Power Authority and Purchased Power and Item
8 - Financial Statements and Supplementary Data, Note 9 and also Electric and Gas Statistics.

         The following is a list of the Company's major operating generating stations at February 1, 1996:


                                                 Company's Share of
Station, Location                                  Net Capability
and Percent Ownership           Energy Source       In Megawatts
----------------------------------------------------------------

Huntley, Niagara River (100%)     Coal                 740
Dunkirk, Lake Erie (100%)         Coal                 576
Albany, Hudson River (100%)       Oil/Natural Gas      400
Oswego, Lake Ontario (76%)
(Unit 6)                          Oil/Natural Gas      636
Roseton, Hudson River (25%)       Oil/Natural Gas      300
Nine Mile Point, Lake Ontario (100%)
(Unit 1)                          Nuclear              613
Nine Mile Point, Lake Ontario (41%)
(Unit 2)                          Nuclear              469


         As of December 31, 1995, the Company's electric transmission and distribution systems were comprised of 961 substations with a rated transformer capacity of approximately 28,600,000 kva., about 8,000 circuit miles of overhead transmission lines, about 1,100 cable miles of underground transmission lines, about 113,900 conductor miles of overhead distribution lines and about 5,900 cable miles of underground distribution cables, only a part of such transmission and distribution lines being located on property owned by the Company. The electric system of the Company and Canadian Niagara Power Company, Limited is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems in the United States.

         Seasonal variation in electric customer load has been consistent. Over the last five years, the Company's maximum hourly demand has occurred in the winter months; however, on occasion summer peaks have approached the level of the winter peaks. The maximum simultaneous hourly demand (excluding economy and emergency sales to other utilities) on the electric system of the Company for the twelve months ended December 31, 1995 occurred on February 6, 1995 and was 6,211,000 kw., of which 429,000 kw. was generated in hydroelectric plants, 2,857,000 kw. was generated in thermal electric plants and 3,448,000 kw. (of which 3,299,000 kw. was firm) was purchased. Economy and emergency sales to other utilities on such date were 523,000 kw. For a detailed breakdown of the Company's electric capability at December 31, 1995, see Item 8 - Financial Statements and Supplementary Data - Electric and Gas Statistics.


         NEW YORK POWER POOL. The Company, six other New York utilities and NYPA comprise the New York Power Pool, through which they coordinate the planning and operation of their interconnected electric production and transmission facilities in order to improve reliability of service and efficiency for the benefit of customers of their respective electric systems. For a discussion on potential changes to NYPP, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Federal and State Regulatory Initiatives - FERC NOPR on Stranded Investment and POWERCHOICE PROPOSAL.

         NUCLEAR PROPERTY AND LIABILITY INSURANCE.  See Part II - Item
8.  Financial Statements and Supplementary Data - Note 3.

         GAS SERVICE. The Company distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 1995, the Company's natural gas system was comprised of approximately 7,700 miles of pipelines and mains, only a part of which is located on property owned by the Company. The maximum 24-hour coincidental send-out of natural gas by the Company for the twelve-months ended December 31, 1995 was 1,211,252 dekatherms set on February 6, 1995.

         SUBSIDIARIES. One of the Company's subsidiaries, Opinac Energy Corporation, owns an electric company, Canadian Niagara Power Company, Limited (CNP), with operations in the Province of Ontario, Canada, a wind power company, Cowley Ridge Wind Power Company, with operations in the Province of Alberta, Canada and an unregulated company, Plum Street Enterprises, that will offer energy-related services with operations in New York State. CNP generates electricity at its Niagara Falls, Ontario Hydro plant for the wholesale market and for its distribution system in Fort Erie, Ontario. A Texas subsidiary, NM Uranium, Inc. has an interest in a uranium mining operation in Live Oak County, Texas which is now in the process of reclamation and restoration. Another New York State subsidiary engages in real estate development, NM Holdings, Inc. Each of these subsidiaries is wholly-owned by the Company.

         MORTGAGE LIENS. Substantially all of the Company's operating properties are subject to a mortgage lien securing its mortgage debt.

ITEM 3.    LEGAL PROCEEDINGS.

         For a detailed discussion of additional legal proceedings, see
Item 8 - Financial Statements and Supplementary Data, Note 9 - Commitments and Contingencies - Tax Assessments, Litigation and Environmental Contingencies. See also Item 1 - Business - Environmental Matters - Solid/Hazardous Waste, and Part II, Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Unregulated Generators. The Company is unable to predict the ultimate disposition of the matters referred to below in (1), (2) and (3). However, the Company has previously been allowed to recover these types of expenditures in rates, and the Company believes that if traditional rate treatment continues to apply, then it is probable that the Company will continue to recover these types of expenditures in rates. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Item 8 -
Financial Statements and Supplementary Data, Note 2.

         1. The Company was notified by the EPA in November 1986 that it is one of 833 PRPs under Superfund for the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. This was a low level nuclear waste disposal site which was operated between 1963 and 1977. It is estimated the Company sent approximately 114,500 cubic yards of various radiated materials to the site for disposal. In response to the EPA notice, the Company participated in funding a Remedial Investigation/Feasibility Study for the site, which resulted in EPA's selection in 1991 of an appropriate remedial action. The Company is also a signatory party to the participation/cost sharing agreement and Consent Decree by which the remedial action will be carried out by the participating parties: The Consent Decree was lodged in federal court on June 5, 1995 and is expected to be entered prior to mid-1996. It provides for design and implementation of the selected remedial action and for reimbursement of $5.3 million in response costs incurred by EPA. Parties to the Decree are the United States, including EPA, the U.S. Air Force, the U.S. Army, the U.S. Navy, the Department of Defense, the Department of Energy, the National Institute of Health, and NASA; the Commonwealth of Kentucky ; and 43 private parties including the Company. The Company estimates its share of total anticipated costs to be in the range of $1 million, based on its allocated percentage of shared costs.

         2. On July 21, 1988, the Company became a defendant in an ongoing Superfund lawsuit in Federal District Court, Northern District of New York (Federal District Court) brought by the Federal Government. This suit involves PCB oil contamination at the York Oil Site in Moira, New York. Waste oil was transported to the site during the 1960's and 1970's by contractors of Peirce Oil Company (owners/operators of the site) who picked up waste oil at locations throughout Central New York, allegedly including one or more Company facilities.

                 The government issued a final settlement demand upon the Company in February 1994, including a settlement figure which was rejected by the Company. Litigation is now proceeding against the Company and several other PRP defendants who also elected not to accept the terms of the government's final settlement demand. The Company, in conjunction with the Buffalo Sewer Authority, filed a Fourth Party Complaint in March 1994 against several additional PRP's which had not been included in the government's action. In February 1996, the Federal District Court entered a scheduling order providing for the resumption of discovery on April 1, 1996, unless the government and the defendants have reached agreement on a settlement figure, and the defendants have submitted to the Federal District Court a binding allocation agreement. Negotiations regarding this issue are ongoing.

         3. On June 22, 1993, the Company and twenty other industrial entities and the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York Supreme Court, Erie County, by a group of residents living in the vicinity of the landfill seeking compensation and damages for economic loss and property damages claimed to have resulted from contamination emanating from the landfill. In addition, on January 18, 1995, the Company was served a Summons and Complaint as one of 17 defendants named in a toxic tort action filed in the Erie County Supreme Court (Frazer, et al. v. Westinghouse Electric Corp., et al.). The suit alleges exposure on the part of the plaintiffs to toxic chemicals emanating from the Pfohl Brothers Landfill, resulting in the alleged causation of cancer in each of the plaintiffs. The plaintiffs seek compensatory and punitive damages in the amount of approximately $60 million. The Company was notified by the DEC in 1986 of its status as a PRP in connection with the contamination of this landfill, but did not initially take an active role in the remediation process because of the existence of minimal evidence that any hazardous substances generated by the Company were disposed of there. It has been alleged, however, that another defendant (Downing Container Division of Waste Mgt. of N.Y.) transported waste materials to the landfill from the Company's Dewey Avenue Service Center during the 1960's. Therefore, in July 1995, the Company elected to become a member of the Steering Committee consisting of identified PRPs, and thereby participate in the development of an appropriate remedial action for the site and an equitable allocation of liability among responsible parties. To date, no governmental action has been taken against the Company as a PRP. The Company has undertaken to establish defenses to the allegations in both lawsuits, and is investigating its alleged connection to the landfill to determine an appropriate level of participation in the ongoing voluntary remedial program conducted by the Steering Committee.

         4. On October 23, 1992, the Company petitioned the PSC to order UGs to post letters of credit or other firm security to protect ratepayers' interests in advance payments made in prior years to these generators. The PSC dismissed the original petition without prejudice. In December 1995, the Company filed a petition with the PSC similar to the one that the Company filed in October 1992. The Company cannot predict the outcome of this action.

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

                 On March 4, 1994, Encogen Four Partners, L.P. (Encogen) filed a complaint in the United States District Court for the Southern District of New York (U.S. District Court) alleging breach of contract and prima facie tort by the Company. Encogen seeks compensatory damages of approximately $1 million and unspecified punitive damages. In addition, Encogen seeks a declaratory judgment that the Company is not entitled to assurance of future performance from Encogen. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Encogen has amended its complaint, rescinded its prima facie tort claim, and filed a motion of judgment on the pleadings. On February 6, 1996, the U.S. District Court granted Encogen's motion for judgment on the pleadings and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. In addition, the U. S. District Court did not award any damages. The Company plans to appeal this decision.

                 On March 4, 1994, Sterling Power Partners, L.P. (Sterling), Seneca Power Partners, L.P., Power City Partners, L.P. and AG-Energy, L.P. filed a complaint in the Supreme Court of the State of New York, County of New York seeking a declaratory judgment that: (a) the Company does not have any legal right to demand assurance of plaintiffs' future performance; (b) even if such a right existed, the Company lacks reasonable insecurity as to plaintiffs' future performance; (c) the specific forms of assurances sought by the Company are unreasonable; and
                 (d) if the Company is entitled to any form of assurances, plaintiffs have provided adequate assurances. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On October 5, 1994, Sterling moved for summary judgment and the Company opposed and cross moved for summary judgment. On February 16, 1996, Sterling supplemented its motion, claiming that the February 6, 1996 ruling in the Encogen case is dispositive. On February 29, 1996, the New York State Supreme Court granted Sterling's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. The Company plans to appeal this decision.

                 On March 7, 1994, NorCon Power Partners, L.P. (NorCon) filed a complaint in the U.S. District Court seeking to enjoin the Company from terminating a power purchase agreement between the parties and seeking a declaratory judgment that the Company has no right to demand additional security or other assurances of NorCon's future performance under the power purchase agreement. NorCon sought a temporary restraining order against the Company to prevent the Company from taking any action on its February 4 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On November 2, 1994, NorCon filed for summary judgment. On February 6, 1996, the U.S. District Court granted NorCon's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. The Company plans to appeal this decision.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company has nothing to report for this item.

EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------

        All executive officers of the Company are elected on an annual basis at the May meeting of the Board of Directors or upon the filling of a vacancy.  There are no family relationships between any of the executive officers.  There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

                  Age at
  Executive      12/31/95         Current and Prior Positions                 Date Commenced
  ---------      --------         ---------------------------                 --------------

William E. Davis    53   Chairman of the Board and Chief Executive Officer      May 1993
                         Vice Chairman of the Board of Directors                November 1992
                         Senior Vice President - Corporate Planning             April 1992
                         Vice President - Corporate Planning                    February 1990

John M. Endries     53   Retired                                                May 1995
                         President                                              June 1988

Albert J. Budney,   48   President and Chief Operating Officer                  April 1995
 Jr.                     Managing Vice President - UtiliCorp Power              Prior to Join-
                         Services Group (a unit of UtiliCorp United, Inc.)      ing the Company
                         President-Missouri Public Service (Operating
                         Division of UtiliCorp United, Inc.)                    January 1993
                         Vice President - Stone & Webster Engineering Corp.     January 1990

B. Ralph Sylvia     55   Executive Vice President - Electric Generation and
                         Chief Nuclear Officer                                  December 1995
                         Executive Vice President - Nuclear Operations          November 1990

David J. Arrington  44   Senior Vice President - Human Resources                December 1990

Darlene D. Kerr     44   Senior Vice President - Energy Distribution            December 1995
                         Senior Vice President - Electric Customer Service      January 1994
                         Vice President - Electric Customer Service             July 1993
                         Vice President - Gas Marketing and Rates               February 1991

Gary J. Lavine      45   Senior Vice President - Legal & Corporate Relations    May 1993
                         Senior Vice President - Legal & Corporate Relations
                           and General Counsel                                  October 1992
                         Senior Vice President - Legal & Corporate Relations,
                           General Counsel and Secretary                        May 1991
                         Senior Vice President - Legal & Corporate Relations    October 1990

John W. Powers      57   Senior Vice President and Chief Financial Officer      January 1996
                         Senior Vice President - Finance & Corporate Services   October 1990

Michael P. Ranalli  62   Retired                                                October 1995
                         Senior Vice President - Electric Supply & Delivery     October 1990

Theresa A. Flaim    46   Vice President - Corporate Strategic Planning          May 1994
                         Vice President - Corporate Planning                    April 1993
                         Manager - Gas Rates & Integrated Resource Planning     June 1991
                         Director - Demand-Side Planning                        November 1987

Kapua A. Rice      44    Corporate Secretary                                    September 1994
                         Assistant Secretary                                    October 1992
                         Manager - Legal & Corporate Relations                  July 1991
                         Office Administrator - Law                             November 1989

Steven W. Tasker   38    Vice President - Controller                            December 1993
                         Controller                                             May 1991
                         Assistant Controller                                   October 1988

/TABLE

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's common stock and certain of its preferred series are listed on the New York Stock Exchange (NYSE). The common stock is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the American Stock Exchange. The ticker symbol is "NMK."

         Preferred dividends were paid on March 31, June 30, September 30 and December 31. Common stock dividends were paid on February
28, May 31, August 31 and November 30. The Company estimates that none of the 1995 common or preferred stock dividends will constitute a return of capital and therefore all of such dividends are subject to Federal tax as ordinary income.

         The table below shows quoted market prices (NYSE) and dividends per share for the Company's common stock:


                        DIVIDENDS PAID        PRICE RANGE
     1995                 PER SHARE       HIGH           LOW
--------------------------------------------------------------
1st Quarter                $.28         $15 5/8        $13 3/8

2nd Quarter                 .28          15 1/8         13 5/8

3rd Quarter                 .28          14 3/4         11 1/4

4th Quarter                 .28          13 3/8          9 1/2


    1994
--------------------------------------------------------------
1st Quarter                $.25         $20 5/8        $17 3/4

2nd Quarter                 .28          19             14 5/8

3rd Quarter                 .28          17 1/2         12

4th Quarter                 .28          14 3/8         12 7/8



         On January 25, 1996, the board of directors omitted the common stock dividend for the first quarter of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of renegotiating contracts with unregulated generators (UGs) within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.

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

         At year end, there were approximately 84,600 holders of record of common stock of the Company and about 5,700 holders of record of preferred stock. The chart below summarizes common stockholder ownership by size of holding:



SIZE OF HOLDING        TOTAL STOCKHOLDERS       TOTAL SHARES HELD
   (SHARES)
-----------------------------------------------------------------
    1 to 99                  34,975                   977,436

  100 to 999                 44,871                11,155,890

1,000 or more                 4,780               132,198,797
                             ------               -----------
                             84,626               144,332,123
                             ======               ===========

/TABLE

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information of the Company for each of the five years during the period ended December 31, 1995, which has been derived from the audited financial statements of the Company, and should be read in connection therewith.  As discussed in "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and "Notes to Consolidated Financial Statements," the following selected financial data may not be indicative of the Company's future financial condition or results of operations:



                              1995         1994         1993         1992         1991
------------------------------------------------------------------------------------------
Operations: (000's)

Operating revenues        $ 3,917,338   $ 4,152,178  $ 3,933,431  $ 3,701,527  $ 3,382,518

Net income                    248,036       176,984      271,831      256,432      243,369
------------------------------------------------------------------------------------------
Common stock data:

Book value per share
   at year end                 $17.42        $17.06       $17.25       $16.33       $15.54

Market price at
   year end                     9 1/2        14 1/4       20 1/4       19 1/8       17 7/8


Ratio of market price to
   book value at year end       54.5%         83.5%       117.4%      117.1%        115.0%

Dividend yield at year end      11.8%*         7.9%         4.9%        4.2%          3.6%

Earnings per average
   common share                 $1.44         $1.00        $1.71       $1.61         $1.49

Rate of return on common
   equity                        8.4%          5.8%        10.2%       10.1%         10.0%

Dividends paid per
   common share                $1.12*         $1.09        $ .95       $ .76         $ .32

Dividend payout ratio          77.8%*        109.0%        55.6%       47.2%         21.5%

------------------------------------------------------------------------------------------
Capitalization: (000's)

Common equity            $ 2,513,952    $ 2,462,398  $ 2,456,465  $ 2,240,441  $ 2,115,542

Non-redeemable
   preferred stock           440,000        440,000      290,000      290,000      290,000

Mandatorily redeemable
   preferred stock            96,850        106,000      123,200      170,400      212,600

Long-term debt             3,582,414      3,297,874    3,258,612    3,491,059    3,325,028
------------------------------------------------------------------------------------------

   TOTAL                   6,633,216      6,306,272    6,128,277    6,191,900    5,943,170


Long-term debt maturing
   within one year            65,064         77,971      216,185       57,722      175,501
------------------------------------------------------------------------------------------

   TOTAL                 $ 6,698,280    $ 6,384,243  $ 6,344,462  $ 6,249,622  $ 6,118,671
------------------------------------------------------------------------------------------

Capitalization ratios: (including long-term debt maturing within one year)

Common stock equity            37.5%          38.6%        38.7%        35.8%        34.6%

Preferred stock                  8.0           8.5          6.5          7.4          8.2

Long-term debt                  54.5          52.9         54.8         56.8         57.2
------------------------------------------------------------------------------------------

Financial ratios:

Ratio of earnings to
   fixed charges                2.29          1.91         2.31         2.24         2.09

Ratio of earnings to
   fixed charges
   without AFC                  2.26          1.89         2.26         2.17         2.03

Ratio of AFC to balance
   available for
   common stock                 4.3%          6.3%         6.8%         9.7%         9.3%

Ratio of earnings to
   fixed charges and
   preferred stock
   dividends                    1.90          1.63         2.00         1.90         1.77

Other ratios - % of
   operating revenues:

    Fuel, purchased
    power and purchased
    gas                        40.3%         39.6%        36.1%        34.1%        32.1%

    Other operation
    expenses and maintenance   20.9          23.1         26.9         26.3         27.6

    Depreciation and
    amortization                8.1           7.4          7.0          7.4          7.7

    Total taxes, including
    real property, income
    and revenue taxes          17.3          14.7         16.2         17.3         16.4

    Operating income           13.5          10.4         13.3         14.2         15.5

    Balance available for
    common stock                5.3           3.5          6.1          5.9          6.0
------------------------------------------------------------------------------------------
Miscellaneous: (000's)

Gross additions to
   utility plant          $   345,804   $   490,124  $   519,612  $   502,244  $   522,474

Total utility plant        10,649,301    10,485,339   10,108,529    9,642,262    9,180,212

Accumulated depreciation
   and amortization         3,641,448     3,449,696    3,231,237    2,975,977    2,741,004

Total assets                9,477,869     9,649,816    9,471,327    8,590,535    8,241,476
==========================================================================================

* On January 25, 1996, the Board of Directors omitted the common stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

         Earnings in 1995 were $208.4 million or $1.44 per share. Earnings in 1994 were $143.3 million or $1.00 per share and included $101.2 million or 46 cents per share of electric margin recorded under the NERAM, as well as a charge of about $197 million (89 cents per share) for nearly all of the cost of the VERP. NERAM was a surcharge which assured that the Company's margin on electric sales would equal the margin assumed in establishing rates. In January 1995 NERAM was discontinued. 1995 earnings were negatively impacted by lower sales of electricity and natural gas, compared to amounts used to establish 1995 prices, due primarily to continuing weak economic conditions in upstate New York, loss of industrial load to NYPA and discounts. However, cost reduction efforts begun in 1994 through the VERP helped 1995 earnings. The Company's 1995 earned return on common equity was 8.4%, which was below the 11.0% that the PSC authorized on electric utility operations due to, among other things: sales below those forecast in determining rates; about $20 million of negotiated customer discounts in excess of the approximately $42 million reflected in rates; the inability to achieve stringent wholesale margin targets set by the PSC; and fuel target penalties caused by low hydro production due to dry weather. The Company expects the trend of weak sales to continue, given the poor economic condition of the Company's service territory.

         In the long term, the Company's earnings will depend substantially on the outcome of the Company's PowerChoice proposal discussed below, which was filed with the PSC in October 1995. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997 and earnings for these years will depend on the outcome of the rate requests. The 1996 rate filing is for temporary rate relief for which the Company has asked for immediate action. On February 16, 1996, the PSC issued an order that, among other things, established a schedule with respect to temporary rates that would have the case certified directly to the PSC within 60 days of the order. The 1997 filing will preserve the Company's right to traditional cost-based rates in the event that an acceptable regulatory solution cannot be achieved through negotiation of the PowerChoice proposal. While negotiations are continuing on PowerChoice, in view of increasing UG payments, discounts and continued weak sales expectations, the Company has found it necessary to seek these price increases. Without any form of rate relief in 1996 and 1997, the Company would expect to earn a return on equity substantially below that earned in 1995. The Company is implementing additional reductions in non-essential programs (not related to safety and reliability) to reduce costs.

         On January 25, 1996, the board of directors omitted the common stock dividend for the first quarter of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of renegotiating contracts with UGs within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.

         Following the announcement of the PowerChoice proposal, S&P and Moody's downgraded all of the Company's credit ratings to "below investment grade," and placed the Company's securities on "Credit Watch" with negative implications. The downgrade of the Company's security ratings reflects concerns regarding the uncertainty and potential negative impact of the PowerChoice proposal on the Company, as well as the potential for bankruptcy. The Company is committed to pursuing PowerChoice as a positive response to competitive threats and to stabilize and improve the financial condition of the Company. The Company will also consider pursuing other actions, such as requesting rate relief or evaluating solutions other than PowerChoice, to maintain the financial viability of the Company.

         Due, in part, to the negative response to the PowerChoice proposal from rating agencies, the prices of the Company's common stock, preferred stock and bonds declined sharply. The downgrading of the Company's bonds can be expected to make it more difficult and expensive for the Company to finance in the manner it has used in the past. Consequently, the Company is borrowing under its bank revolving credit agreement. In order to further satisfy anticipated financing needs, including those which may be necessary as a result of potential changes to the structure of New York State electricity markets, the Company is currently renegotiating its bank credit facilities and filed a petition with the PSC in December 1995 for authority to enter into a senior debt facility. (See Note 13 of Notes to the Consolidated Financial Statements). The proposed senior debt facility totals $815 million and would consolidate and replace certain of the Company's existing working capital lines of credit and letter of credit facilities, as well as provide additional reserves of bank credit. There can be no assurance that the Company will be successful in putting this facility in place; in the event the facility is not completed, the Company believes that the elimination of the common dividend, the implementation of reductions in non-essential programs and the year-end 1995 cash position, in combination with alternative sources of credit the Company believes are available if necessary, will be sufficient to fund cash requirements for 1996. Current market conditions preclude the Company from issuing stock in 1996 due to the downgrading of the Company's security ratings. (See "FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES").

         The Company faces significant challenges in its efforts to maintain its financial condition in the face of expanding competition and weak sales. While utilities across the nation must address these concerns to varying degrees, the Company believes that it is more financially vulnerable than others to competitive threats. The factors contributing to this vulnerability include a large industrial customer base, accounting for about 21% of total electric Kwh sales, an oversupply of high cost mandated power purchases from UGs, an excess supply of wholesale power at relatively low prices, a high tax burden, a stagnant economy in the Company's service territory and significant investments in nuclear plants. Moreover, solving the problems the Company faces, including the implementation of PowerChoice, requires the cooperation and agreement of third parties. Accordingly, the outcome cannot be assured and the possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code cannot be ruled out.

         The following sections present an assessment of competitive conditions and steps being taken to improve the Company's strategic and financial condition.

CHANGING COMPETITIVE ENVIRONMENT

         The accelerating pace of competition is driving dramatic changes throughout the utility industry. In addition, the Company is challenged by state-imposed burdens, especially state-mandated contracts that require the Company to buy electricity from UGs in amounts that exceed customer needs and at prices that are above the Company's own cost of providing electricity. In addition, the Company and other New York utilities bear an excessive tax burden that is more than twice the average for utilities nationwide.

         The Company has pursued a number of actions to mitigate the impact of these factors on prices. These actions have included renegotiating and buying out some UG contracts and canceling others when contract terms were not being adhered to. The Company has also been actively seeking reductions in its state and local tax obligations. Nevertheless, mandated UG purchases and high taxes have combined to create an irrational energy market in the Company's service territory - despite an oversupply of generating capacity, prices are rising. Further price increases would make it more difficult for the Company to retain its customers in the longer term and an increasing number of customers are pursuing other supply options including self-generation, alternate supply sources, and municipalization. As a result, electric margins are narrowing and sales are eroding, damaging the Company's financial condition and putting further pressure on the Company to seek even more rate increases under traditional cost-of-service ratemaking.

         The Company has responded to these factors by, among other actions, sharply reducing internal costs. The Company has reduced the size of its work force by about 3,200 employees, or 27%, in the past three years, and has eliminated, consolidated or modernized many of its operations. The Company has also sharply reduced capital spending. Electric construction spending in future years is expected to be limited to the level of depreciation expense, thereby resulting in little growth in rate base.

         These cost control efforts have produced significant savings. However, the savings are being outpaced by continuing escalation in the externally imposed costs discussed above. Recognizing that major changes in the electricity marketplace in New York State were needed, the Company undertook an exhaustive analytical process with the goal of creating a rational energy market that would link supply, demand and price, provide customers with better and broader services, and provide greater opportunities for building shareholder value. That process resulted in the filing of the Company's PowerChoice proposal on October 6, 1995.

         PowerChoice is the Company's proposal for stable retail prices, customer choice and an open, competitive electric generation market. The proposal includes, among other things, a five-year price freeze for residential and commercial customers, a price cut for industrial customers to help create jobs and spur economic activity, and restructuring of the Company's businesses. The Company would separate its electrical generation operations, along with the UG contracts not restructured, into a different company that would compete in a deregulated power market. The remaining company would have regulated and unregulated subsidiaries that would transmit and distribute power and engage in new business opportunities with growth potential.

         The Company believes that PowerChoice is the best course of action to deal with emerging competition and address the factors that have been pushing up prices. However, the success of PowerChoice and its associated price freeze depends upon the willingness of UGs and the Company to make substantial reductions in embedded costs (i.e., sunk generation costs, regulatory assets and future obligations under UG contracts). In addition, the Company believes that the state must play a role in reducing costs, particularly by reducing or eliminating the state gross receipts tax, which taxes revenue rather than income. State involvement with the Company's nuclear plants would also be needed for all aspects of the plan to succeed and achieve a price freeze. Addressing these issues will be difficult and will almost certainly require judicial, regulatory and/or legislative action. However, the Company believes that the implementation of PowerChoice is achievable.

         When PowerChoice was announced, the Company said that failure to approve the plan would mean continued price escalation under traditional regulation, or failing that, further deterioration in the Company's financial condition. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997 and earnings for these years depend on the outcome of the rate requests. The 1996 rate filing is for temporary rate relief for which the Company has asked for immediate action. On February 16, 1996, the PSC issued an order that, among other things, established a schedule with respect to temporary rates that would have the case certified directly to the PSC within 60 days of the order. The 1997 filing will preserve the Company's right to traditional cost-based rates in the event that an acceptable regulatory solution cannot be achieved through negotiation of the PowerChoice proposal. While negotiations are continuing on PowerChoice, in view of increasing UG payments, discounts and continued weak sales expectations, the Company has found it necessary to seek these price increases. The Company expects that the PSC will approve cost-of-service based rate increases until such time as implementation of a new competitive market model becomes probable.

         The Company's current electricity and gas prices reflect traditional utility regulation. As such, the Company's electricity prices include state-mandated purchased power costs from UGs, at costs far exceeding the Company's actual avoided costs, as well as the costs of high taxes in New York. Without legislative or regulatory action, the Company is severely limited in its ability to control or reduce these purchased power costs and taxes, which are major causes of the Company's recent increases in prices.

         While the Company is experiencing rising prices, rapid technological advances are significantly reducing the price of new generation and significantly improving the performance of smaller scale generating unit technology. In addition, the current excess supply of generating capacity has driven down the prices a competitive market would support. Actions taken by other utilities throughout the country to lower their prices, including those in areas with already relatively low prices, increase the threat of industrial relocation and the need to offer discounts to industrial customers.

         The Company continues to take aggressive action to both prevent the loss of certain industrial customers, and to attract new business. In 1995, the Company granted approximately $62 million of discounts. Discounts are expected to increase in 1996 and 1997, but will depend on energy price levels in the marketplace and other competitive activity. (See "Customer Discounts").

         The Company also faces the continued threat of municipalization. A growing number of municipalities within the Company's service territory are investigating the possibility of acquiring less expensive sources of electricity by forming their own utility operations. If successfully established as legitimate wholesale entities, these new utilities would have open access to transmission and would be able to by-pass the Company's generation system. The municipalities exploring this possibility are generally in the early stages of inquiry and represent a small percentage of Company sales. Municipalization has the potential to adversely affect the Company's customer base and profitability, although rules proposed by the FERC, as discussed below, would greatly mitigate any negative economic effects on the Company.



POWERCHOICE PROPOSAL

         The PSC's 1995 rate order directed the Company and other interested parties to address several key issues regarding long-range rate proposals. These issues were to include: improving the Company's competitive position by addressing uneconomic utility generation and the high price of many UG contracts; eliminating, if possible, the fuel adjustment clause and other billing mechanisms; addressing property tax issues with local authorities; improving operating efficiency; and identifying governmental mandates that are no longer warranted in a competitive environment. No proposal under this directive could create anti-competitive effects or lead to a deterioration in safe and adequate service. The PSC also said any multi-year plan should ensure that the Company has an investment-grade bond rating (although the Company is currently below investment grade), and include protection for low-income customers. Finally, the PSC directed that the plan should propose changes in the regulatory approach for the Company that support fair competition in the electric generation market consistent with the PSC's determination in its generic COPS, discussed below.

         Following the PSC's directives, the parties engaged in a collaborative process in which the Company has made a series of presentations describing its views of the transition to competition and the options it presents the Company.

         On October 6, 1995, the Company filed its PowerChoice proposal with the PSC. The proposal was offered as an integrated package
(although certain details are subject to modification) and included these key elements:

* CREATION OF A COMPETITIVE WHOLESALE ELECTRICITY MARKET AND DIRECT ACCESS BY RETAIL CUSTOMERS. To give customers their choice of power suppliers and pricing terms, the Company will open its system to competing electricity generators as early as 1997. The timing of full implementation depends on resolution of technical, administrative and regulatory issues. Envisioned is the formation of a competitive wholesale spot market in the Company's service area under the supervision of the FERC that is consistent with proposals announced October 5, 1995 by the Energy Association of New York. Beginning in 1997 with its largest customers, the Company would allow full direct access to alternative suppliers of electricity. The Company would deliver that power over its transmission and distribution system. Access for the remaining customers would be phased in over the years 1997-2000.

* SEPARATION OF THE COMPANY'S POWER GENERATION BUSINESS. The Company has initially proposed that one company would own and operate its present power plants and any unregulated generator contracts that are not restructured. All the Company's assets and businesses other than generation would be held by a holding company that would provide cost-based rate regulated transmission, distribution and gas services through a regulated subsidiary and through a second subsidiary would provide competitive unregulated services, such as energy marketing and other services. Both companies would be financially restructured so that stockholders and other constituencies would be treated in a fair and equitable fashion. Any release of assets under the Company's mortgage indenture would involve the substitution of other collateral of equivalent value. The Company believes NYPA or New York state can be helpful in this restructuring process, through the purchasing or refinancing of the Company's nuclear plants or through the use of other risk-mitigation strategies associated with those facilities.

* RELIEF FROM OVERPRICED UNREGULATED GENERATOR CONTRACTS THAT WERE MANDATED BY PUBLIC POLICY, ALONG WITH EQUITABLE WRITE-DOWNS OF ABOVE-MARKET COMPANY ASSETS. As a result of state and federal policy, the Company entered into over 220 contracts, of which there are over 150 remaining, to buy power from UGs at above-market prices, even when the power is not needed. The Company's payments to UGs have increased from less than $200 million in 1990 to nearly $1 billion in 1995, and will continue to grow by an average of approximately $60 million per year over the next five years as contract prices increase. To create an open and competitive market and achieve a price freeze, the Company has offered to negotiate new contracts with UGs.

         If negotiations fail, the Company has proposed to take possession of these projects and compensate their owners through the Company's power of eminent domain. The Company would then resell the projects, allowing the projects to sell electricity into the competitive pool at market prices. Some of the costs related to the Company and UGs that would be "stranded" or unrecoverable in a competitive market would be written off (see discussion below). The remaining stranded costs would be recovered through a contract with the distribution company which, in turn, would recover these costs through a generally non-bypassable fee tied to distribution services.

* A PRICE FREEZE OR CUT FOR ALL CUSTOMER CLASSES. If the proposal is agreed to by all necessary parties, the average prices paid by residential and commercial class customers could be frozen for five years. Prices for industrial customers, who now subsidize other customers, would be reduced.

         The price freeze and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are contingent on substantial cost reductions, which depend in turn on the willingness of the UGs and the Company to absorb the losses required to make substantial reductions in the Company's embedded cost structure. The Company's PowerChoice proposal would reduce its embedded cost structure through substantial write-downs if, and only if, the UGs agree to cost reductions that are proportional to their relative responsibility for strandable costs. The Company proposes that reduction in its fixed costs of service be made by mutual contribution of the Company's shareholders and UGs that are in the same proportion as the contribution of each to the problem of strandable costs, which the Company calculates to be $4 of UG strandable cost for every $1 of Company strandable cost. Achieving a five-year price freeze, as the Company proposes, would require financial concessions of approximately $2 billion (in nominal dollars) over five years, consisting of approximately $400 million by the Company and $1.6 billion by the UGs. The Company has proposed that the remaining strandable costs be recoverable by the Company and the UGs through surcharges on rates for remaining distribution and transmission services. To ensure full recovery of these costs, the Company has proposed that the remaining strandable costs be recovered in rates in a manner which minimizes the Company's exposure due to sales volume variations. Recovery of remaining strandable costs by the new owner of the Company's generation facilities is intended to be structured so as not to impede each unit from being an efficient participant in the competitive generation market.

         The Company is also pursuing other courses of action to support the objectives of restructuring. The Company filed a petition with the PSC in December 1995 seeking an order that certain projects post firm security to ensure performance of their obligations (see "Demand for Adequate Assurance"). The Company is also actively pursuing various forms of tax relief (see "Tax Initiatives"). The timely and successful implementation of PowerChoice, including, most importantly, the restructuring of the energy market and of UG contracts, will most likely occur only through negotiations and with the full and active support of the state. The Company is actively negotiating the PowerChoice proposal with a broad range of interested parties. Separate negotiations are also under way with the UGs and involve state representatives. Alternatives to PowerChoice may be proposed during negotiations that could, in the Company's view, be in the best interests of shareholders, customers and bondholders. The outcome of PowerChoice and the Company's other initiatives cannot be assured and the possibility of restructuring under Chapter 11 of the U.S. Bankruptcy Code cannot be ruled out.

         Under PowerChoice, the successor to all the Company's assets and businesses other than generation would be an unregulated holding company that would provide cost-based rate regulated transmission, distribution and gas services through one subsidiary and would provide through a second subsidiary competitive unregulated services, such as energy marketing and other services. The Company believes the regulated subsidiary would continue to account for its assets and costs, based on ratemaking conventions as approved by the PSC and FERC, and in accordance with SFAS No.
71.

         Effective for the year commencing January 1, 1996, this accounting standard, under which the Company reports its financial condition and results of operations, is amended by SFAS No. 121. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company believes there is no impairment of its investment in generating plant assets under the provisions of SFAS No. 121 under either the PowerChoice proposal or traditional cost-based ratemaking.

         As further discussed in Note 2 of Notes to Consolidated Financial Statements, the Company believes that it continues to meet the requirements for application of SFAS No. 71 and that its regulatory assets are currently probable of recovery in future rates charged to customers. However, the Company's PowerChoice proposal described above (or a similar proposal) may require a write off of the approximately $400 million of regulatory assets related to generation. There are a number of events that could change these conclusions in 1996 and beyond, which could result in material adverse effects on the Company's financial condition and results of operations.

         MULTI-YEAR GAS RATE PROPOSAL. The Company also filed a proposal to adopt a "performance-based regulation" mechanism, including a gas cost incentive mechanism, for its gas operations. The proposal provides for a complete unbundling of the Company's sales service, allowing customers to choose alternative gas suppliers. Increases for gas distribution services would be subject to a price index through the year 2000. The price index, which is based on inflation associated with gas service-related costs, would be applied to existing 1995 prices after consideration of the service restructuring. A gas cost incentive mechanism is also being proposed, along with discontinuation of the weather normalization clause. Flexibility in pursuing unregulated opportunities related to the gas business is also being sought. In November 1995, the Company filed for a 5.8% gas rate increase, under traditional cost-based regulation, in the event negotiations on the multi-year gas rate proposal are unsuccessful. If approved, such rates would become effective on October 1, 1996. In either case, the Company believes its gas operations will continue to be cost-of-service rate regulated.

FEDERAL AND STATE REGULATORY INITIATIVES

         FERC NOPR on Stranded Investment. In March 1995, the FERC issued two NOPRs to facilitate the development of competitive wholesale electric markets by opening up transmission services and to address the transition costs, or "stranded costs," associated with open transmission access. Stranded costs are utility costs that may become unrecoverable due to a change in the regulatory environment.

         In a supplemental NOPR on stranded costs, the FERC has established the principle that utilities are entitled to the full recovery of "legitimate, prudent, and verifiable" stranded costs at both the state and federal level. The NOPR also concludes that the FERC should be the principal forum for addressing the recovery of stranded costs due to potential municipalization or similar situations where former retail customers become wholesale customers, as well as for wholesale stranded costs. For stranded costs that result from retail wheeling, the FERC proposes that state regulatory authorities assume responsibility, except in the narrow circumstance where state regulatory authorities lack the authority to address the recovery of such costs.

         The FERC continues to seek comments with respect to the complex issues raised by power pools. The NYPP, of which the Company is a member, is actively evaluating the effect of wholesale competition and the NOPR on NYPP operations and pricing policies. While changes to existing NYPP arrangements are expected, the extent and nature of these changes and their possible effects on the Company are uncertain.

         The Company responded to the NOPR, both individually and as a member of several utility groups, in support of the FERC's position with respect to the recovery of stranded costs caused by wholesale and retail wheeling, but has urged the FERC not to abdicate its responsibility for retail stranded costs. It is anticipated that a final rule will be issued in 1996. The Company cannot predict the outcome of this matter or its effects on the Company's results of operations or financial condition.

         PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC. In June 1994, the PSC instituted Phase II of COPS with the overall objective "to identify regulatory and ratemaking practices that will assist in the transition to a more competitive electric industry designed to increase efficiency in the provision of electricity while maintaining safety, environmental affordability, and service quality goals." In a June 1995 order, the PSC adopted principles to guide the transition to competition. The first principle states that competition in the electric power industry will further the economic and environmental well-being of New York state. Other adopted principles address various issues, including: safety and reliability, customer service, economic efficiency, economic development and stranded costs. The June 1995 order stated that utilities should have a reasonable opportunity to recover prudent and verifiable expenditures and commitments made pursuant to their legal obligations, consistent with all of the principles. In addition, the June 1995 order encourages "respect" for the reasonable expectations of UGs and confirms the need for utilities and UGs to share responsibility for mitigating the costs of transition to a more competitive market. Issues related to both wholesale and retail competition are being examined in this proceeding.

         On October 25, 1995, the PSC staff filed a proposal in COPS to
restructure New York State's electric industry.   Under the PSC
staff's proposal, which is similar in many respects to the Company's PowerChoice proposal, utilities and UGs would share the responsibility for reducing the current high electric system costs.
The PSC staff proposed that electric utilities would absorb a portion of their current generation investments that might become "stranded" or unrecoverable in a competitive market and that the UGs would need to cooperatively restructure their high-cost power contracts with utilities. In addition, the PSC staff's proposal would allow customers to choose among competing energy suppliers, beginning the transition to a competitive retail market by early
1998. A key element of the model for wholesale and retail competition in the proposal is the separation of most generating operations from transmission and distribution services. However, it recommended that the electric delivery system, which includes substations, power lines and a central power pool, continue to be operated by regulated entities. The Company's PowerChoice proposal includes the separation of generation from transmission and distribution into distinct entities.

         In December 1995, the ALJ issued a recommended decision in COPS (ALJ plan), which is similar in many respects to the Company's PowerChoice proposal. The ALJ plan includes a competitive model in which an Independent System Operator (ISO) would oversee a spot market of electricity supplied by generators competing in an open market which would be functionally separated from other utility functions. The ISO would dispatch generators selling into the spot market and acquire services needed to maintain reliability.

         The ALJ plan recommends that competition initially be limited to the wholesale level, largely because of concerns about the reliability of electricity supply. If wholesale competition works, the state would extend competition to the retail level.

         As with the PowerChoice proposal, transmission and distribution would remain regulated. Consideration would be given, during the wholesale phase, to the development of effective competition among energy service companies.

         In addition, the ALJ plan calls for a non-bypassable "wire charge" to be imposed by distribution companies to help utilities recover "strandable" costs. It advocates generic rules for defining and measuring such costs, requirements for possible reductions, a preferable recovery mechanism, and a standard for recovery. The actual amount of stranded costs to be recovered by each utility, and the timing of recovery, would be left to individual rate cases, to begin in 1996 if the ALJ plan is given final approval. The ALJ plan requires that strandable costs be determined to be prudent, verifiable and incapable of being reduced before recovery is allowed. The ALJ further suggests that a careful balancing of customer and utility interests and expectations is necessary, and the level of strandable cost recovery may vary utility by utility.

         The Company responded to the ALJ plan, as a member of the Energy Association of New York State (Energy Association). The Energy Association includes the Company and seven other investor owned utilities as members. The Energy Association expressed concern that the ALJ's plan might not allow utilities a reasonable opportunity to fully recover strandable costs and noted the failure of the plan to address and recommend lawful changes which would make possible reductions in electric prices, both in the short and long term.

         After a comment period, the Commissioners will review the ALJ plan and other plans submitted by interested parties, and ultimately accept, modify or reject it. A decision is expected by mid-1996.

         ASSEMBLYMAN SILVER'S PROPOSED PLANS. New York State Assembly Speaker Sheldon Silver introduced a plan on January 2, 1996, that would freeze electric rates immediately and set a goal of cutting them 25% through the introduction of competition among utilities.
Key components of the proposal include assurances that reliability, quality and safety levels are maintained, the dislocation of utility workers is minimized, no guarantee of stranded cost recovery, a reduction in the costs of UGs and the continued encouragement of environmental protection efforts. Utilities would be required to divest generation by 2002. The Company is unable to predict whether legislation will be introduced in support of this plan, and if introduced and enacted, the effect, if any, on the Company's financial condition and results of operations.

         FERC ORDER 636 AND PSC COMPETITIVE OPPORTUNITIES PROCEEDING - GAS. Portions of the natural gas industry have undergone significant structural changes in recent years. A major milestone in this process occurred in November 1993 with the implementation of FERC Order 636. FERC Order 636 requires interstate pipelines to unbundle pipeline sales service from pipeline transportation service. This has enabled the Company to arrange for its gas supply directly with producers, gas marketers or pipelines, at its discretion, as well as to arrange for transportation and gas storage services. Such flexibility should allow the Company to protect its existing market and to expand its core and non-core market offerings. With these expanded opportunities come increased competition from gas marketers and other utilities.

OTHER COMPANY EFFORTS TO ADDRESS COMPETITIVE CHALLENGES

         UNREGULATED GENERATOR INITIATIVES are discussed in a separate section below.

         TAX INITIATIVES. The Company is working with utility and state representatives to explain the negative impact that all taxes, including the GRT, are having on rates and the state of the economy. Governor Pataki and other state officials have identified changes in the GRT as an element in improving the business climate in New York. At the same time, the Company is contesting the high real estate taxes it is assessed by many taxing authorities, particularly compared to the taxes assessed on UGs.

         As noted above, the Company has reduced its work force over the past three years, resulting in a decrease in the amount of payroll taxes incurred over that period. Meanwhile, the reduction in revenues experienced by the Company resulting from reduced sales and an increase in customer discounts, combined with a phase out of the GRT surcharge, has caused the amount of GRT paid by the Company to be reduced. The following table sets forth a summary of the components of other taxes (exclusive of income taxes) incurred by the Company in the years 1993 through 1995:

                                    In millions of dollars
                                    1995       1994    1993
------------------------------------------------------------
Property tax paid                  $264.8     $262.6  $246.7
Sales tax                            20.1       17.5    19.7
Payroll tax                          37.3       42.5    44.3
Gross Receipts tax                  190.2      198.1   200.7
Other taxes                           5.2        4.3     4.2
------------------------------------------------------------
Total tax payments                  517.6      525.0   515.6
Charged to construction,
 subsidiaries and regulatory
 recognition                          (.1)     (28.1)  (24.2)
------------------------------------------------------------
Total Other Taxes                  $517.5     $496.9  $491.4


         CUSTOMER DISCOUNTS. The Company is experiencing a loss of industrial load across its system for a variety of reasons. In some cases, customers have found alternative suppliers or are generating their own power. In other cases a weakened economy or attractive energy prices elsewhere have contributed to customer decisions to relocate or close.

         In addressing the threat of further loss of industrial load, the PSC established guidelines to govern flexible electric rates offered by utilities to retain qualified industrial customers.
Under these guidelines, the Company filed for a new service tariff in August 1994, under which all new contract rates are administered based on demonstrated industrial and commercial competitive pricing situations including, but not limited to, on-site generation, fuel switching, facility relocation and partial plant production shifting. Contracts are for terms not to exceed seven years without PSC approval.

         The Company has granted discounts to a number of industrial customers and expects others to seek discounts through negotiating long-term contracts. Many of these contracts may result in increased load that could be revenue enhancing. The Company also offers economic development rates, which can result in discounts for existing, as well as, new load. In 1995, the Company granted approximately $62 million of discounts which exceeded by $20 million the approximately $42 million that were anticipated in setting rates for 1995. As of January 3, 1996, electric commercial and industrial customers have signed 67 discount agreements with an average term of four years. In addition, the average discount negotiated in 1995 was 21% below tariff prices. The Company expects discounts to increase in 1996 to approximately $87 million, 80% of which the Company seeks to recover in its February 1996 rate filing. As was the case in 1995, the Company would absorb the impact of any discounts in excess of amounts reflected in rates.

         The increase in the Company's prices over the past four years, which is largely due to mandated purchases from UGs, has made cogeneration and self-generation by many industrial and large commercial customers more attractive. The Company believes the pricing flexibility mentioned above was a necessary first step to prevent erosion of its customer base. Price pressure in the longer term, however, may limit the recovery of such costs from the remainder of its customer base.

         SITHE/ALCAN. In April 1994, the PSC ruled that, in the event Sithe Independence Power Partners Inc. (Sithe) ultimately obtained authority to sell electric power at retail, those retail sales would be subject to a lower level of regulation than the PSC presently imposes on the Company. Sithe, which sells electricity to Consolidated Edison Company of New York, Inc. and to the Company at wholesale from its 1,040 MW natural gas cogeneration plant, also provides steam to Alcan Rolled Products (Alcan). As authorized by the PSC in September 1994, Sithe also sells a portion of its electricity output on a retail basis to Alcan, previously a customer of the Company, and is authorized to sell to Liberty Paperboard (Liberty), a potential new industrial customer. The PSC ordered that Sithe pay the Company a fee over a period of ten years, based upon the prices at which Sithe would sell to Alcan, structured to produce a net present value of approximately $19.6 million. Beginning in 1995, the fee was approximately $3.05 million. The Company had argued for compensation, which would have assured discounted rates to Alcan, with a net present value of $39 million. The PSC did not authorize a fee in connection with Sithe's sale to Liberty.

         A Company appeal in State Supreme Court, Albany County, contending that the April 1994 PSC Order is a violation of legal procedure and precedent and should be reversed, was dismissed in February 1996. Although the Company's appeal of Sithe's ability to sell to a retail customer and the level of compensation involved was denied, the PSC's decision to require compensation to utilities for costs that would otherwise be stranded has established a precedent in by-pass situations for some level of recovery of the Company's investment.

         GENERATING ASSET MANAGEMENT STUDIES - The Company continues as a matter of course to examine the economic and strategic issues related to operation of all its generating units. As a result of economic studies that the Company has performed (most recently in 1994), it has presently determined that it is economically advantageous to continue operation of Nine Mile Point Nuclear
Station Unit No. 1 (Unit 1) over the remaining term of its license.


         The Company also has, and continues to, study the economics of continued operation of its fossil-fueled generating plants, given current forecasts of excess capacity. Growth in UG supply sources, compliance requirements of the Clean Air Act and low wholesale market prices are key considerations in evaluating the Company's internal generation needs. Due to projected excess capacity and Clean Air Act requirements, a total of 340 MW's of aging coal fired capacity is expected to be retired by the end of 1999 and 850 MW's of oil fired capacity was placed in long-term cold standby in 1994. These decisions will be revisited as facts and circumstances change. These actions permit the reduction of operating costs and capital expenditures for retired and standby plants. The remaining investment in these plants of approximately $250 million at December 31, 1995 (of which approximately $180 million relates to the facility in cold standby) is currently being recovered in rates through depreciation under traditional ratemaking; recovery would also be provided under PowerChoice. (See Note 2 of Notes to Consolidated Financial Statements).

         These asset management studies have enabled the Company to make significant reductions in capital spending, and with increased output and lower operating costs, to improve the cost-efficiency of the units which is important as the Company continues to examine its competitive situation and future strategic direction.

REGULATORY AGREEMENTS/PROPOSALS

         1995 RATE ORDER. (See Note 2 of Notes to the Consolidated Financial Statements).

         Through its Brief Opposing Exceptions dated March 2, 1995, the Company requested an increase in 1995 electric revenues of approximately $110 million (3.5%) and an increase in 1995 gas revenues of $16.4 million (2.7%).

         On April 21, 1995, the Company received a rate decision (1995 rate order) from the PSC which approved an approximately $47 million increase in electric revenues and a $4.9 million increase in gas revenues, an expected bill increase of 1.1% for electric customers (a 3.4% increase for residential and a 1.6% decrease for large industrial) and an 0.8% increase for gas customers.

         The 1995 rate order allows the Company to retain its FAC mechanism, but NERAM, which permitted the Company to recover revenue shortfalls during future periods, was discontinued (See
"RESULTS OF OPERATIONS").

         The 1995 rate order includes performance-based penalties related to customer service quality and demand-side management programs. In December 1995, the Company estimated and recorded a customer service penalty for 1995 of $4.8 million, or 2 cents per share, since it did not maintain certain customer service goals at 1994 levels. The final amount of the penalty will be subject to audit by the PSC.

         PRIOR REGULATORY AGREEMENTS. The Company's results during the past several years have been strongly influenced by several agreements with the PSC. A brief discussion of the key terms of certain of these agreements is provided below.

         The 1991 Financial Recovery Agreement implemented NERAM and the MERIT. (See Note 1 of Notes to the Consolidated Financial
Statements).

         NERAM required the Company to reconcile actual results to the forecasted electric public sales gross margin used in establishing rates. NERAM was discontinued in 1995. Approximately $101.2 million of NERAM revenues were recorded in 1994 and $65.7 million in 1993. Substantially all of the remaining balance of NERAM revenues recorded of approximately $48.8 million will be collected in 1996.

         The MERIT program is an incentive mechanism. Overall goal targets and criteria for the 1993-1995 MERIT periods were results-oriented and intended to measure improvement in key performance areas. The total possible awards are $34 million and $41 million for 1994 and 1995, respectively. The Company has recognized approximately $20.3 million, $20.8 million and $16.9 million of MERIT revenues in 1993, 1994 and 1995, respectively. The recorded 1995 award represents the objectively determinable portion of the anticipated earned award, with the balance to be recorded in 1996 when approved.

UNREGULATED GENERATORS

         In recent years, the leading cause of higher customer bills and the deterioration of the Company's competitive position has been the requirement to buy power from UGs in excessive quantities at an average price which is more than twice as high as the cost of power that could be purchased in the wholesale market.

         By the end of 1994, the Company had virtually all UG capacity scheduled to come into service on line and selling power, which at December 31, 1995, consisted of 151 facilities with a combined capacity of 2,708 MW. Of these, 2,390 MW are considered firm capacity. UG purchases were approximately $736 million in 1993, $960 million in 1994 and $980 million in 1995. In the absence of UG contract restructuring under PowerChoice or any similar proposal, the Company estimates that purchase power payments to UGs will continue to escalate at an average annual rate of about 6% through the year 2000.

         The Company has initiated a series of actions to deal with the growth of supply and to realign its supply with demand, but cannot predict the outcomes. These actions include mothballing and retiring Company-owned generating facilities (See "Generating Asset Management Studies") and buyouts of UG projects, as well as the implementation of an aggressive wholesale marketing effort. Such actions have succeeded in reducing installed capacity reserve margins to normal planning levels. The Company is actively pursuing other initiatives to reduce its UG costs. The Company also filed its PowerChoice proposal with the PSC as part of its multi-year electric rate proceeding (see "POWERCHOICE PROPOSAL") in an attempt to address this problem.

         FERC PROCEEDING. On January 11, 1995, in a case involving Connecticut Light & Power (CL&P), FERC ruled that the Public Utility Regulatory Policy Act (PURPA) forbids states from requiring utilities to pay more than avoided cost to QFs for electric power. However, FERC also said it would not invalidate any prior contracts, but would apply its ruling prospectively or to contracts that were subject to a pending challenge (instituted at the time of signing) by a utility. On the same day, FERC ordered that an ongoing challenge by the Company to the New York law requiring utilities to pay QFs a minimum of six cents per Kwh for electric power ("Six Cent Law") was moot in light of a 1992 amendment to that law prohibiting future contracts that require utilities to pay more than avoided costs. The latter proceeding began in 1987. In April 1988, FERC had ruled in the Company's favor, finding that states could not impose rates exceeding avoided cost for purchases from QFs. FERC then stayed its decision in light of a rulemaking it was instituting to address the issue. That rulemaking was never completed.

         On February 10, 1995, the Company filed a petition for rehearing of both orders. The petition was denied. The Company then asked U.S. Court of Appeals for the District of Columbia to review FERC's denial. FERC and other parties moved to dismiss for lack of jurisdiction. These motions remain pending. On May 11, 1995, the Company filed complaints in the U.S. District Court for the Northern District of New York against the FERC and the PSC, contending the FERC unlawfully ruled that its decision in CL&P does not apply to purchases of power under existing agreements. The PSC was named in this complaint on the basis that its policies required the Company to enter into the above-market-value agreements. In July 1995, various parties to these actions, including the FERC and the PSC, moved to dismiss the case. The motions remain pending.

         CURTAILMENT PROCEDURES. On August 18, 1992, the Company filed a petition with the PSC calling for the implementation of "curtailment procedures." Under existing FERC and PSC policy, this petition would allow the Company to limit its purchases from UGs during light load periods as contemplated in FERC regulations.
Also, the Company has negotiated settlements with certain UGs regarding curtailment provisions of power purchase agreements. On April 5, 1994, after informing the PSC of its progress, or lack thereof, in settlement discussions, the Company asked the PSC to expedite its review of the petition. The Company cannot predict the outcome of this action.

         DEMAND FOR ADEQUATE ASSURANCE. On February 4, 1994, the Company notified the owners of nine projects of the Company's demand for adequate assurance that the owners will fulfill all future obligations, including the obligation to deliver electricity at prices below the Company's avoided cost. These nine projects have contracts that provide for initial purchase of power by the Company at rates above avoided cost.

         The projects at issue total 429 MW. The Company's demand is based on its assessment of the amount of payments above avoided cost to be accumulated under the terms of the contracts. The
Company believes it needs adequate assurance because the projects' future obligations to deliver electricity at prices below avoided costs to offset these accumulated account balances would involve operating losses that would cause the owners to abandon the projects. The Company has been sued in three separate actions by the owners of six UG projects which challenge the Company's right to demand adequate assurance. Court decisions in February 1996 in two of these actions found that the Company does not have the legal right to demand adequate assurance. The Company intends to appeal these decisions.

         In December 1995, the Company filed a petition with the PSC seeking an order that eight UGs post firm security to ensure performance of their obligations and thereby, protect customers' interests under UG contracts. Alternatively, the Company asked that the PSC should cancel these contracts if such security is not provided. The Company estimates that the above-market payments to these eight UGs, which will amount to more than $100 million in 1996, will grow to approximately $3.3 billion on a cumulative basis in a little more than a decade.

         The Company cannot predict the outcome of its petition or of the legal actions regarding adequate assurance but because the Company and its customers continue to bear the substantial burden these contracts impose, the Company will continue to press for adequate assurance that the owners of these projects will honor their obligations.

RESULTS OF OPERATIONS

         Earnings for 1995 were $208.4 million, or $1.44 per share, as compared to $143.3 million, or $1.00 per share, in 1994, and $240.0 million, or $1.71 per share, in 1993. 1994 earnings included $101.2 million, or 46 cents per share, of electric margin recorded under NERAM, but were adversely affected by the charge to earnings of approximately $197 million (89 cents per share) for nearly all of the cost of the VERP. The VERP was initiated in 1994 to bring the Company's staff levels and work practices into line with peer utilities and to create a more competitive cost structure. Since January 1, 1993, the Company has reduced its employment by approximately 3,200, or 27%, as of December 31, 1995. About 70% of the Company's work force is subject to a collective bargaining agreement with the International Brotherhood of Electrical Workers. This thirty-three month agreement expired February 29, 1996, and is currently in negotiation.

         1995 earnings were hurt by lower sales quantities of electricity and natural gas, as compared with amounts used to establish 1995 prices. Sales were primarily affected by the continuing weak economic conditions in upstate New York, loss of
industrial customers' load to NYPA and discounts granted.   In
January 1995 NERAM was discontinued. The Company's 1995 earned return on common equity was 8.4%, compared to 5.8% (10.7% without the VERP charge) in 1994 and 10.2% in 1993. The Company's return on common equity authorized in the rate setting process for the year ended December 31, 1995, provided an electric return on equity of 11.0% and a return on equity for gas of 11.4%. Factors contributing to earnings below authorized levels in 1995 included, among other things: sales below those forecasted in determining rates; about $20 million more in customer discounts than those reflected in rates; the inability to achieve stringent wholesale margin targets set by the PSC; and fuel target penalties for low hydro production caused by dry weather. The Company expects the trend of weak sales to continue, given weak economic conditions in the Company's service territory.

         The following discussion and analysis highlights items that significantly affected operations during the three-year period ended December 31, 1995. This discussion and analysis may not be indicative of future operations or earnings. It also should be read in conjunction with the Notes to Consolidated Financial Statements and other financial and statistical information appearing elsewhere in this report.

         ELECTRIC REVENUES decreased by $193.4 million, or 5.5%, in 1995, and increased by $196.5 million, or 5.9%, in 1994.

         As shown in the following table, electric operating revenues decreased in 1995 primarily due to the elimination of NERAM after 1994, and the decrease in sales to other electric systems and in sales to ultimate consumers. In addition, FAC revenues decreased $86.4 million, in part due to a decrease in fuel and purchased power costs that are recoverable through the FAC as compared to 1994. Despite a decrease in fuel costs, the Company absorbed a loss of approximately $11.8 million in 1995, since its actual costs in 1995 were higher than the amounts forecasted in rates. In 1994, the Company retained a maximum benefit of $15 million, since its actual costs were lower than the amounts forecasted in rates. The amount forecasted in rates in 1995 reflected a lower fuel cost than 1994. The decrease in FAC revenues also reflects a higher amount of transmission revenues ($21.6 million) passed on to customers. These decreases were partially offset by higher electric rates that took effect April 26, 1995, and by the recording of $71.5 million unbilled, non-cash revenues in 1995 in accordance with the 1995 rate order. The increase in DSM revenues relates to a one-time, non-cash adjustment of prior years' DSM incentives, partially offset by a reduction in the DSM rebate cost program.

         The $196.5 million, or 5.9%, increase in electric operating revenues in 1994 was primarily due to higher recoveries through the operation of the FAC mechanism, increased sales to other electric systems, NERAM revenues and rate increases (mainly reflecting the pass through of increases in mandated purchases of UG power and rising taxes).

                              INCREASE (DECREASE) FROM PRIOR YEAR
                                    (In millions of dollars)

ELECTRIC REVENUES                1995     1994     1993     TOTAL
-----------------------------------------------------------------
Amortization of unbilled
   revenues                    $ 71.5   $  -     $   -    $ 71.5
Increase in base rates           68.2     36.0     193.1   297.3
Fuel adjustment clause
   revenues                     (86.4)   108.3     (42.6)  (20.7)
Changes in volume and mix
   of sales to ultimate
   consumers                    (57.5)   (13.6)     11.0   (60.1)
Sales to other electric
   systems                      (71.3)    62.1      11.7     2.5
DSM revenue                       1.4    (27.7)    (30.3)  (56.6)
Miscellaneous operating
   revenues                     (18.1)    (4.1)     17.9    (4.3)
NERAM revenues                 (101.2)    35.5      24.0   (41.7)
                               -------   ------    ------  ------
                              $(193.4)  $196.5    $184.8  $187.9
                              ========  ======    ======  ======



         Changes in FAC revenues are generally margin-neutral (subject to an incentive mechanism discussed in Note 1 of Notes to Consolidated Financial Statements), while sales to other utilities, because of regulatory sharing mechanisms and relatively low prices, generally result in low margin contributions to the Company. Thus, fluctuations in these revenue components do not generally have a significant impact on net operating income. Electric revenues reflect the billing of a separate factor for DSM programs, which provide for the recovery of program related rebate costs.

         ELECTRIC KILOWATT-HOUR SALES were 37.7 billion in both years 1995 and 1993, and 41.6 billion in 1994. The 1995 decrease of 3.9 billion kilowatt-hours (Kwh), or 9.4% as compared to 1994, reflects a 41.3% decrease in sales to other electric systems and a 2.3% decrease in sales to ultimate consumers. The decline reflects reduced demand due to the continued stagnant economy, loss of several large industrial customers due primarily to relocations and closings, loss of Alcan to Sithe, loss of sales to NYPA, and more competitive pricing caused by excess supply. The 1994 increase reflected increased sales to other electric systems, while sales to ultimate consumers were generally flat. (See Electric and Gas Statistics - Electric Sales). The lost electric margin effect of sales in 1994 was adjusted by NERAM except for the large industrial customer class, within which the Company absorbed 20% of the variance from the NERAM sales forecast. This adjustment was not made in 1995, since NERAM was discontinued. Industrial-Special sales are NYPA allocations of low-cost power to specified customers, from which the Company earns a transportation charge. While these sales decreased slightly in 1995 as compared to 1994, usage as a percentage of capacity increased resulting in an increase in revenues.


         Details of the changes in electric revenues and kilowatt-hour sales by customer group are highlighted in the table below:


                                           % INCREASE (DECREASE) FROM PRIOR YEARS
                  1995 % OF  ------------------------------------------------------------
                  ELECTRIC             1995                1994                 1993
CLASS OF SERVICE  REVENUES    REVENUES    SALES    REVENUES    SALES    REVENUES     SALES
------------------------------------------------------------------------------------------
Residential         36.6%      (1.0)%     (2.5)%     5.2%      (0.6)%     6.9%       0.8%
Commercial          37.2       (2.4)      (1.1)      2.5       (2.2)      7.0        3.9
Industrial          15.8       (8.7)      (4.3)      4.3        5.0      (6.0)      (5.2)
Industrial-Special   1.7       14.3       (1.6)     14.5        5.9       9.1        0.8
Municipal service    1.5       (0.9)        -       (1.3)      (2.3)      0.6       (3.1)
------------------------------------------------------------------------------------------
Total to ultimate
   consumers        92.8        (2.7)      (2.3)      3.9        0.8       4.3        0.5
Other electric
   systems           2.9       (42.7)     (41.3)     59.1       91.1      12.6       31.2
Miscellaneous        4.3       (19.9)       -         8.2         -       40.6         -
------------------------------------------------------------------------------------------
   TOTAL           100.0%       (5.5)%     (9.4)%     5.9%      10.3%      5.9%       3.0%


         As indicated in the table below, internal generation from fossil-fuel sources declined in 1995, principally at the Oswego oil-fired facility. The decrease in fuel costs reflects a decrease in Company generation due to reduced demand, which reduced the need to operate the fossil plants, even after taking into account the 1995 Unit 1 and Unit 2 scheduled refueling and maintenance outages. Quantities purchased from UGs decreased in 1995, due in part to the low water supply which limited the amount of power the hydroelectric UGs could produce. Although GwHrs decreased, total costs escalated due to renegotiated contracts that required payments to be made to the UGs for schedulable capacity. See Note 9 of Notes to the Consolidated Financial Statements - "Contracts for the Purchase of Electric Power."

                                1995                  1994                  1993
                           ---------------      ----------------      ----------------
(In millions of dollars)

Fuel for electric
   generation:             GwHrs.     Cost      GwHrs.      Cost      GwHrs.      Cost
                           ------     ----      ------      ----      ------      ----
Coal                      6,841    $ 97.9        6,783     $  107.3    7,088     $  113.0
Oil                         537      21.3        1,245         40.9    2,177         74.2
Natural gas                 996      20.2          700         16.1      548         12.5
Nuclear                   7,272      43.3        8,327         49.5    7,303         43.3
Hydro                     2,971       -          3,485           -     3,530           -
                        -------    ------       ------      -------   ------     --------
                         18,617     182.7       20,540        213.8   20,646        243.0
                        -------    ------       ------      -------   ------     --------

Electricity
   purchased:

Unregulated
   generators:

Capacity                  -         181.2         -            84.6     -            20.3
Energy and taxes        14,023      798.7       14,794        875.5   11,720        715.4
                        ------      -----       ------        -----   ------      -------
Total UG purchases      14,023      979.9       14,794        960.1   11,720        735.7
Other                    9,463      126.5       10,382        140.3    9,046        118.1
                        ------    -------       ------      -------   ------      -------
                        23,486    1,106.4       25,176      1,100.4   20,766        853.8
                        ------    -------       ------      -------   ------      -------


Total generated
   and purchased        42,103    1,289.1       45,716      1,314.2   41,412      1,096.8
Fuel adjustment
   clause                  -         14.8          -           12.7      -           (2.2)
Losses/Company use       4,419        -          4,117          -      3,688          -
                        ------    -------       ------     --------   ------     ---------
                        37,684   $1,303.9       41,599     $1,326.9   37,724     $1,094.6
                        ======    =======       ======     ========   ======     =========

                                      % Change from Prior Year
                                -------------------------------------
                                  1995 to 1994           1994 to 1993
                                 -------------           -------------
(In millions of dollars)

Fuel for electric
   generation:                  GwHrs.      Cost      GwHrs.      Cost
                                ------      ----      ------      ----
Coal                              0.9%    (8.8)%      (4.3)%      (5.0)%
Oil                             (56.9)   (47.9)      (42.8)      (44.9)
Natural gas                      42.3     25.5        27.7        28.8
Nuclear                         (12.7)   (12.5)       14.0        14.3
Hydro                           (14.7)     -          (1.3)         -
                                ------   ------      ------      ------
                                 (9.4)   (14.5)       (0.5)      (12.0)
                                ------   ------      ------      ------

Electricity
   purchased:

Unregulated
   generators:
Capacity                          -      114.2         -         316.7
Energy and taxes                 (5.2)    (8.8)       26.2        22.4
                                 -----    -----       ----       -----
Total UG purchases               (5.2)     2.1        26.2        30.5
Other                            (8.9)    (9.8)       14.8        18.8
                                 -----    -----       ----       -----
                                 (6.7)     0.5        21.2        28.9
                                ------   ------       ----       -----


Total generated
   and purchased                 (7.9)    (1.9)       10.4        19.8
Fuel adjustment
   clause                          -      16.5          -       (677.3)
Losses/Company use                7.3       -         11.6          -
                                 ----     ----       -----      -------
                                 (9.4)%   (1.7)%      10.3%       21.2%
                                 ======   ======     ======     =======

         GAS REVENUES decreased by $41.4 million, or 6.6%, in 1995, and increased by $22.2 million, or 3.7%, in 1994. As shown by the table below, gas revenues decreased in 1995 primarily due to decreased sales to ultimate customers, which reflects reduced demand due to the weak economy and warmer weather, and lower gas adjustment clause recoveries. This decrease was partially offset by an increase in revenues from the transportation of customer-owned gas of approximately $9.9 million which was primarily caused by the Sithe gas-fired generating project coming on-line in the Company's service territory and an increase in base rates of $4.7 million in accordance with the 1995 rate order. Rates for transported gas yield lower margins than gas sold directly by the Company. Therefore, increases in the volume of gas transportation services have not had a proportionate impact on earnings. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

         In 1994, the revenue increase was primarily attributable to increased sales to ultimate customers, increased base rates, and gas adjustment clause recoveries. This increase was partially offset by a decline in spot market sales, because the abundance and price of spot gas made it more difficult to earn sufficient margins on these sales. Spot market sales are generally the higher priced gas available and sold in the wholesale market and yield margins substantially lower than traditional sales to ultimate customers.

                         INCREASE (DECREASE) FROM PRIOR YEAR
                               (In millions of dollars)

GAS REVENUES                  1995      1994      1993      TOTAL
-----------------------------------------------------------------
Increase in base rates      $  4.7    $  7.1     $  7.3   $ 19.1
Transportation of
   customer-owned gas          9.9       3.5       (9.7)     3.7
Purchased gas adjustment
   clause revenues           (10.7)      7.7       12.2      9.2
Spot market sales             (1.3)    (25.4)      27.2      0.5
Miscellaneous operating
   revenues                   (3.5)      6.3       (5.0)    (2.2)
Changes in volume and
   mix of sales to ultimate
   consumers                 (40.5)     23.0       15.1     (2.4)
                            -------   ------     ------    ------
                            $(41.4)   $ 22.2     $ 47.1   $ 27.9
                            =======   ======     ======   =======



         GAS SALES, excluding transportation of customer-owned gas and spot market sales, were 78.5 million dth in 1995, an 8.3% decrease from 1994 and a 5.7% decrease from 1993 (See Electric and Gas
Statistics - Gas Sales). The decrease in 1995 was in all ultimate consumer classes, which reflects the continuing weak economic conditions in upstate New York. The Company has added approximately 25,000 new customers since 1992, primarily in the residential class, an increase of 5.1%, and expects a continued increase in new customers in 1996 at levels slightly lower than previous levels. During 1995, there was also a shift from the industrial sales class to the transportation sales class.

         Even though gas sales and revenues decreased in 1995, corresponding reductions in purchased gas expense enabled a slight improvement in margin on gas sales.

         In 1995, the Company transported 144.6 million dth, or 68.3% increase, for customers purchasing gas directly from producers. A continued increase in transportation volumes is expected in 1996, leading to a forecast increase in total gas transported in 1996 of approximately 8% above 1995. Factors affecting this forecast include the economy, the relative price differences between oil and gas in combination with the relative availability of each fuel, the expanded number of cogeneration projects served by the Company and increased marketing efforts. Changes in gas revenues and dth sales by customer group are detailed in the table below:



                                        % INCREASE (DECREASE) FROM PRIOR YEARS
                    1995 % OF  -----------------------------------------------------------
                      GAS              1995                1994                 1993
CLASS OF SERVICE    REVENUES    REVENUES   SALES   REVENUES    SALES    REVENUES     SALES
------------------------------------------------------------------------------------------
Residential        63.3%        (7.5)%     (8.2)%     7.5%       2.9%      4.6%       1.8%
Commercial         24.7         (9.7)      (7.6)      9.9        8.6       9.2        6.5
Industrial          2.0        (21.0)     (14.1)    (21.0)     (28.2)     84.8      143.6
------------------------------------------------------------------------------------------
Total to ultimate
   consumers       90.0         (8.5)      (8.3)      7.1        2.9       7.4        6.4
Other gas
   systems          0.1        (34.3)     (34.0)      8.7        4.3     (77.5)     (80.3)
Transportation of
   customer-owned
   gas              8.3         25.9       68.3      10.1       26.8     (18.5)       2.9
Spot market sales   0.5        (29.2)       9.6     (85.3)     (88.1)   1,056.1   1,053.8
Miscellaneous       1.1        (16.7)        -      423.3         -      (79.4)        -
------------------------------------------------------------------------------------------
TOTAL             100.0%        (6.6)%     29.9%      3.7%       5.4%      8.5%      12.3%
==========================================================================================


         The total cost of gas purchased decreased 12.5% in 1995 and 3.2% in 1994, and increased 13.6% in 1993. The cost fluctuations generally correspond to sales volume changes, particularly in 1993, as spot market sales activity increased. The Company sold 1.7, 1.6 and 13.2 million dth on the spot market in 1995, 1994 and 1993, respectively. In 1993, this activity accounted for two-thirds of the 1993 purchased gas expense increase. The purchased gas cost decrease associated with purchases for ultimate consumers in 1995 resulted from a 4.3 million decrease in dth purchased and withdrawn from storage for ultimate consumer sales ($15.1 million) and a 10.8% decrease in the average cost per dth purchased ($32.8 million). This was partially offset by an increase of $10.1 million in purchased gas costs and certain other items recognized and recovered through the purchased GAC. Gas purchased for spot market sales decreased $1.4 million and $24.4 million in 1995 and 1994, respectively. The purchased gas cost increase associated with purchases for ultimate consumers in 1994 resulted from a 1.5% increase in dth purchased, coupled with a .9% increase in rates charged by suppliers and an increase of $6.4 million in purchased gas costs and certain other items recognized and recovered through the purchased GAC. The Company's net cost per dth sold, as charged to expense and excluding spot market purchases, decreased to $3.17 in 1995 from $3.44 in 1994 and was $3.34 in 1993.

         Through the electric and purchased gas adjustment clauses, costs of fuel, purchased power and gas purchased, above or below the levels allowed in approved rate schedules, are billed or credited to customers. The Company's electric FAC provides for a partial pass-through of fuel and purchased power cost fluctuations from those forecast in rate proceedings, with the Company absorbing a portion of increases or retaining a portion of decreases to a maximum of $15 million per rate year. While the amount absorbed in 1993 was not material, the Company retained the maximum benefit of $15 million in 1994 and absorbed a loss of approximately $11.8 million in 1995.

         Other operation expense decreased in 1995 by $139.8 million, or 18.5%, as compared to a decrease of $66.6 million, or 8.1% in 1994. Despite the costs related to the 1995 scheduled nuclear refueling outages of Units 1 and 2 of approximately $36 million, other operation expense decreased in 1995 primarily as a result of the Company's cost reduction program. In addition to lower labor costs, the Company also reduced 1995 non-labor costs, such as research and development expenditures ($21 million), general office expenses ($8 million), and DSM rebate costs ($19 million). The
1994 decrease relates primarily to decreases in nuclear costs associated with the Unit 1 and Unit 2 refueling and maintenance outages in 1993 ($27 million) and the decrease in amortization of regulatory deferrals ($49 million) which expired in 1993.

         Other items, net decreased by $13.0 million in 1995 and increased by $8.0 million in 1994. The 1995 decrease was primarily due to the recognition of customer service penalties, certain other items disallowed in rates and lower subsidiary earnings, offset in part by the gain recognized on the sale of HYDRA-CO Enterprises, Inc. (HYDRA-CO). The 1994 increase primarily related to increased earnings of subsidiaries which included a nonrecurring gain on the sale of an investment for $9 million.

         Net Federal and foreign income taxes increased in 1995 by approximately $47.9 million due to an increase in pre-tax income, which included the increase related to the sale of HYDRA-CO. In 1994, the decrease of approximately $35.6 million was due to lower pre-tax income, which included a charge to earnings of approximately $197 million in 1994 for nearly all of the costs of VERP. The increase in other taxes increased in 1995 primarily as a result of an increase in the amortization of amounts deferred in prior years ($19.7 million) related to real estate taxes. This increase was partially offset by a reduction of approximately $7.9 million in gross receipts taxes as a result of lower revenues in 1995 as compared to 1994, and a reduction in the gross receipts tax surcharge during 1995, as well as, a reduction in payroll taxes ($5.2 million) due to a decrease in employees. In 1994, the increase was principally due to an increase in real estate taxes ($15.9 million).

         Net interest charges remained fairly constant for the years 1993 through 1995. However, dividends on preferred stock increased during this time by $1.8 million and $5.9 million in 1994 and 1995, respectively. Dividends on preferred stock increased $5.9 million in 1995 primarily as a result of an increase in the cost of variable rate issues and increased $1.8 million in 1994 due to the issuance of $150 million of preferred stock issued in August 1994. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, changed to 7.77% and 7.19%, respectively, in 1995 from 7.79% and 6.84%, respectively, in 1994, and from 7.97% and 6.70%, respectively, in 1993.

EFFECTS OF CHANGING PRICES

         The Company is especially sensitive to inflation because of the amount of capital it typically needs and because its prices are regulated using a rate base methodology that reflects the historical cost of utility plant.

         The Company's consolidated financial statements are based on historical events and transactions when the purchasing power of the dollar was substantially different than now. The effects of inflation on most utilities, including the Company, are most significant in the areas of depreciation and utility plant. The Company could not replace its non-nuclear utility plant and equipment for the historical cost value at which they are recorded on the Company's books. In addition, the Company would not replace these with identical assets due to technological advances and competitive and regulatory changes that have occurred. In light of these considerations, the depreciation charges in operating expenses do not reflect the cost of providing service if new generating facilities were installed. The Company will seek additional revenue or reallocate resources, if possible, to cover the costs of maintaining service as assets are replaced or retired.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

FINANCIAL POSITION

         The Company's capital structure at December 31, 1995 was 54.5% long-term debt, 8.0% preferred stock and 37.5% common equity, as compared to 52.9%, 8.5% and 38.6%, respectively, at December 31, 1994. Book value of the common stock was $17.42 per share at December 31, 1995, as compared to $17.06 per share at December 31, 1994. Market analysts have observed that the Company's low market to book ratio, 54.5% at December 31, 1995, results from a weak New
York State economy and regulatory attitudes, and from uncertainty about the pace of regulatory change, which could increase competition and reduce prices, rendering the Company particularly vulnerable. In addition, market analysts have expressed concern about the uncertainty and potential negative impact of the PowerChoice proposal on the Company, as well as the possibility of bankruptcy. As indicated elsewhere, the Company believes the PowerChoice proposal is in the best interests of shareholders, bondholders and customers. However, the Company is committed to taking necessary courses of action to improve its financial profile, including consideration of other alternatives to PowerChoice that may represent better value to these constituencies.

         The 1995 ratio of earnings to fixed charges was 2.29 times. The ratios of earnings to fixed charges for 1994 and 1993 were 1.91 times and 2.31 times, respectively. Security rating firms have begun to impute certain items into the Company's interest coverage calculations and capital structure, the most significant of which is the inclusion of a "leverage" factor for UG contracts. The rating firms believe the financial structure of the UGs (which typically have very high debt-to-equity ratios) and the character of their power-purchase agreements increase the financial risk to utilities. The Company's reported interest coverage and debt-to-equity ratios have recently been discounted by varying amounts for purposes of establishing credit ratings. Because of existing commitments for UG purchases, the imputation has had, and will continue to have, a materially negative impact on the Company's financial ratings. Management expects that the reduced commitments for UG purchases, as proposed in PowerChoice, would reduce the inclusion of the "coverage factor" for UG contracts and reduce the financial risk of the Company.

COMMON STOCK DIVIDEND

         On January 25, 1996, the board of directors omitted the common stock dividend for the first quarter of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of renegotiating contracts with UGs within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.

CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS

         The Company's total capital requirements consist of amounts for the Company's construction program, compliance with the Clean Air Act and other environmental requirements (as discussed below and in Note 9 of Notes to the Consolidated Financial Statements - "Environmental Contingencies"), nuclear decommissioning funding requirements (See Note 3 of Notes to the Consolidated Financial Statements - "Nuclear Plant Decommissioning"), working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as well as requirements to accomplish restructuring contemplated by the PowerChoice proposal. Annual expenditures for the years 1993 to 1995 for construction and nuclear fuel, including related allowance for funds used during construction (AFC) and overheads capitalized, were $519.6 million, $490.1 million and $345.8 million, respectively, and are expected to be approximately $347 million for 1996 and to range between $307 million - $372 million for each of the subsequent four years.

         Mandatory debt and preferred stock retirements and other requirements are expected to add approximately another $70 million to the 1996 estimate of capital requirements and significant additional capital may be required if the NYSERDA bonds discussed below need to be refinanced. The estimate of construction additions included in capital requirements for the period 1996 to 2000 will be reviewed by management during 1996 with the objective of further reducing these amounts where possible. See discussion in "LIQUIDITY AND CAPITAL RESOURCES" section below, which describes how management intends to meet its financing needs for this five-year period.

         The provisions of the Clean Air Act are expected to have an impact on the Company's fossil generation plants during the period through 2000 and beyond. The Company has complied with Phase I of the Clean Air Act, which includes reductions of nitrogen oxides and sulfur dioxide. Phase I became effective on January 1, 1995 and will continue through 1999. The Company spent approximately $5 million and $32 million in 1995 and 1994, respectively, on projects at the fossil generation plants associated with Phase I compliance. The Company has included $15 million in its 1996 through 1999 construction forecast for Phase II compliance which will become effective January 1, 2000. The Company anticipates that additional expenditures of approximately $74 million may be necessary for Phase III to be incurred beyond 2000. The asset management studies, described above, consider spending estimates for Clean Air Act compliance.

LIQUIDITY AND CAPITAL RESOURCES

         Following the PowerChoice proposal, S&P lowered its ratings on the Company's senior secured debt to BB from BBB-, senior unsecured debt to B+ from BB+, preferred stock to B from BB+, and commercial paper to B from A-3. The present ratings are "below investment grade." In addition, S&P's ratings of the Company's securities are on "CreditWatch" with negative implications. The downgrade of the Company's security ratings reflects S&P's stated concern regarding the uncertainty and potential negative impact of the PowerChoice proposal on the Company. Further, S&P stated that the ultimate possibility of restructuring under Chapter 11 of the U.S.
Bankruptcy Code cannot be ruled out, based on the Company's statements in that regard. In December 1995, S&P assigned a private placement rating of "2-plus" to the Company's first mortgage bonds. Private placement ratings evaluate the extent of potential loss to an investor following default, whereas S&P's traditional debt ratings measure the risk of default in timely payment. S&P stated the rating (based on a scale of one to six, with "1-plus" the most favorable) "reflects the strong asset protection and recovery value and low likelihood that first mortgage bondholders would suffer any ultimate loss, even in the event of a default by the issuer."

         Moody's lowered its ratings below investment grade for the Company's senior secured debt, to Ba1 from Baa3; senior unsecured debt to Ba2 from Ba1; its preferred stock to ba3 from ba1; and its short-term rating for commercial paper to Not Prime from Prime -3. Moody's is also maintaining these ratings under review for possible further downgrade. Moody's cited the necessity for agreement by third parties significantly diminishes the likelihood that the PowerChoice proposal will survive intact and increases uncertainty about the Company's future over the interim period, as related negotiations proceed. Moody's further stated that the Company's apparent willingness to consider restructuring under Chapter 11 of the U.S. Bankruptcy Code raises serious doubts as to the Company's financial stability. Moody's stated that its continued review will consider responses to the PowerChoice proposal, the likelihood of the proposal being adopted and the effect any interim or final agreement may have on bondholders.

         Fitch also downgraded below investment grade the Company's first mortgage bonds and secured pollution control bonds rating from BBB to BB and its preferred stock rating from BBB- to B+ and noted a declining credit trend. Fitch's stated concerns are similar to those expressed by S&P and Moody's.

         A summary of the Company's securities ratings at December 31, 1995, was:

----------------------------------------------------------------
                   SECURED   PREFERRED   COMMERCIAL  UNSECURED
                     DEBT      STOCK       PAPER       DEBT
----------------------------------------------------------------
Standard & Poor's
Corporation           BB          B          B          B+

Moody's Investors
Service               Ba1         ba3     Not Prime     Ba2

Fitch Investors
Service               BB          B+        Not         Not
                                         applicable   applicable
----------------------------------------------------------------


         These rating agencies have cited the increased risk and uncertainty and the potential for bankruptcy as reasons for downgrade. The Company believes these reasons likewise increase the risk to third party UGs and their security ratings. The Company believes its PowerChoice proposal is in the best interests of its stockholders, customers and bondholders. In the event PowerChoice is not adopted, and comparable solutions are not available, the Company will undertake any other actions necessary to act in the best interests of stockholders and other constituencies. To that end, on February 12, 1996, the Company filed for rate relief for 1996 and 1997 and the Company has implemented a reduction of non-essential programs to reduce its costs. (See "CHANGING COMPETITIVE ENVIRONMENT," "POWERCHOICE PROPOSAL" and "COMMON STOCK DIVIDEND").

         Cash flows to meet the Company's requirements for operating, investing and financing activities during the past three years are reported in the Consolidated Statements of Cash Flows.

         During 1995, the Company raised approximately $346 million from external sources, consisting of $275 million of 7-3/4% First
Mortgage Bonds due May 2006 issued during May 1995 and an increase of $71 million issued under the Company's Revolving Credit
Agreement.

         The Company received approximately $207 million in January 1995, related to the sale of the Company's subsidiary, HYDRA-CO, the proceeds of which were used to repay short-term debt. The after-tax gain on the sale of HYDRA-CO was approximately $11.3 million. In addition, the Company received $50 million from the sale of customer receivables in the fourth quarter of 1995. (See
Note 9 of Notes to the Consolidated Financial Statements - "Sale of Customer Receivables").

         Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. Recently the Company has experienced a deterioration in its collections as compared to prior years' experience and is taking steps to improve collection. The Company believes it has sufficient borrowing capacity to fund such deficits as necessary in the near term. The Company's existing revolving credit facility, which the Company is in the process of renegotiating as described below, expires in April 1997.


         The Company's capital structure continues to be weak, and the Company's ability to issue more common stock to improve its capital structure is essentially precluded by the uncertainties that have depressed its stock price. The Company is unlikely to pursue a new issue offering unless the common stock price is closer to book value and these uncertainties are mitigated. The reduction to below investment grade ratings on the Company's bonds and preferred stock can be expected to make it more difficult and expensive for the Company to finance in the manner it has used in the past.

         External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, the Company's rate proceedings.
The ultimate level of financing during the period 1996 through 1999 will reflect, among other things: the outcome of the 1996 and 1997 rate requests; the outcome of the restructuring envisioned in the PowerChoice proposal, including whether the Company proceeds with exercising its right of eminent domain with respect to UG contracts; levels of common dividend payments, if any, and preferred dividend payments; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the extent to which the Company reduces non-essential programs and manages its cash flow during this period. In the longer term, in the absence of PowerChoice or some reasonably equivalent solution, financing will depend on the amount of rate relief that may be granted.

         The Company is renegotiating its bank credit facilities to insure, to the extent possible, adequate financial resources to satisfy its financing needs over the period 1996 through June 1999. These facilities by their terms would terminate upon adoption of PowerChoice.

         As a result of the Company's ongoing negotiations with its banks, the Company entered into a commitment letter with Citibank, N.A., Morgan Guaranty Trust Company of New York and Toronto Dominion Bank, as co-syndication agents (the Agent Banks), for the provision of a senior debt facility totaling $815 million for the purpose of consolidating and refinancing certain of the Company's existing credit agreements and letter of credit facilities and providing additional reserves of bank credit. The proposed senior debt facility will consist of a $380 million term loan and revolving credit facility and a $435 million letter of credit facility. The letter of credit facility will provide credit support for $414 million of outstanding pollution control revenue bonds issued through NYSERDA whose current letter of credit support expires between April 1996 and January 1997. In the absence of this support the Company would seek to remarket these NYSERDA bonds collateralized by its first mortgage bonds.

         The interest rate applicable to the senior debt facility will be variable based on certain rate options available under the agreement and is currently expected to approximate 8% (but capped at 15%). The commitment by the Agent Banks to proceed with the senior debt financing will expire on the earlier of (i) fifteen days after the senior debt financing is approved by the PSC or (ii) March 31, 1996. As contemplated by the commitment, the term loan and revolving credit facility and the letter of credit facility will be collateralized by the Company's first mortgage bonds and will expire on the earlier of June 30, 1999 or the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan. The Company expects that the first mortgage bonds to be issued as security will be based on additional property under the earnings test required under the mortgage trust indenture; the bonds could also be issued on the basis of previously retired bonds without regard to an earnings test.

         This commitment for the senior debt facility is subject to the preparation and execution of loan documentation agreeable to the parties and the approval of the PSC. (See Note 13 of Notes to the Consolidated Financial Statements).

         The Company believes that this commitment on behalf of the Agent Banks to provide this senior debt facility is an important step in establishing a firm financial basis for negotiating the Company's PowerChoice restructuring proposal. The Company is seeking PSC approval on its petition in March, 1996. In the event the petition is not approved, the Company believes the elimination of the common dividend, the implementation of reductions in non-essential programs and the year-end 1995 cash position, in combination with alternative sources of credit the Company believes are available if necessary, will be sufficient to fund cash requirements for 1996. Sufficient rate relief, if granted, would provide adequate funds for 1997. The Company can provide no assurances beyond 1997 as cash flow will depend on sales, the implementation of PowerChoice, including UG contract renegotiation, levels of cash rate relief, approval of the senior debt bank facility agreement, levels of common and preferred dividends and the ability to further reduce costs, among other things. As of December 31, 1995, the Company could issue an additional $2,272 million aggregate principal amount of first mortgage bonds under the applicable tests set forth in the Company's mortgage trust indenture. This includes approximately $1,311 million from retired bonds without regard to an interest coverage test and approximately $961 million supported by additional property currently certified and available, assuming a 10% interest rate. In the event of a significant write-down in the future, the Company will likely be precluded from issuing first mortgage bonds based on additional property and the earnings test, for at least the twelve months subsequent to such write-down.

         The Company also has $200 million of Preference Stock authorized for sale. Current market conditions preclude the Company from issuing preferred or preference stock in 1996 due to the downgrading of the Company's security ratings. The Company's charter also limits the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. At December 31, 1995, this charter restriction is approximately $683 million and the Company's unsecured debt outstanding is $200 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.       Financial Statements

         Report of Management
         Report of Independent Accountants
         Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31,
          1995.
         Consolidated Balance Sheets at December 31, 1995 and 1994. Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1995.
         Notes to Consolidated Financial Statements.
         Financial Statement Schedules -
         The following Financial Statement Schedule is submitted as part of Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Report. (All other Financial Statement Schedules are omitted because they are not applicable, or the required information appears in the Financial Statements or the Notes thereto.
         Schedule II - Valuation and Qualifying Accounts and Reserves

REPORT OF MANAGEMENT
--------------------

         The consolidated financial statements of Niagara Mohawk Power Corporation and its subsidiaries were prepared by and are the responsibility of management. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

         To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls, which is designed to provide reasonable assurance, on a cost effective basis, as to the integrity, objectivity and reliability of the financial records and protection of assets. This system includes communication through written policies and procedures, an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program. In addition, the Company has a Corporate Policy Register and a Code of Business Conduct that supply employees with a framework describing and defining the Company's overall approach to business and requires all employees to maintain the highest level of ethical standards as well as requiring all management employees to formally affirm their compliance with the Code.

         The financial statements have been audited by Price Waterhouse LLP, the Company's independent accountants, in accordance with generally accepted auditing standards. In planning and performing its audit, Price Waterhouse considered the Company's internal control structure in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structure. The independent accountants' audit does not limit in any way management's responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of the Board of Directors, consisting of five outside directors who are not employees, meets regularly with management, internal auditors and Price Waterhouse to review and discuss internal accounting controls, audit examinations and financial reporting matters.
Price Waterhouse and the Company's internal auditors have free access to meet individually with the Audit Committee at any time, without management being present.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Stockholders and
Board of Directors of
Niagara Mohawk Power Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company believes that it continues to meet the requirements for application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) and that its regulatory assets are currently probable of recovery in future rates charged to customers. There are a number of events that could change these conclusions in 1996 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations. As also discussed in Note 2, the Company has filed its PowerChoice proposal with the Public Service Commission for restructuring the Company to facilitate a transition to a competitive electric generation market. If it becomes probable that the proposal (or a similar proposal) will be implemented and certain other conditions are met by third parties, the Company would discontinue application of SFAS No. 71 with respect to the electric generation business and write-off the related regulatory assets, currently approximately $392 million. Such an outcome would have a material adverse effect on the Company's results of operations and financial condition.

/s/ Price Waterhouse LLP

Syracuse, New York
January 25, 1996

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   In thousands of dollars
 For the year ended
    December 31,               1995          1994          1993
-----------------------------------------------------------------
Operating revenues:
Electric                    $3,335,548    $3,528,987   $3,332,464

Gas                            581,790       623,191      600,967
-----------------------------------------------------------------
                             3,917,338     4,152,178    3,933,431
-----------------------------------------------------------------
Operating expenses:

Operation:

  Fuel for electric
  generation                   165,929       219,849      231,064

  Electricity purchased      1,137,937     1,107,133      863,513

  Gas purchased                276,232       315,714      326,273

  Other operation expenses     614,930       754,695      821,247

  Employee reduction program      -          196,625         -

Maintenance                    202,967       202,682      236,333

Depreciation and
amortization (Note 1)          317,831       308,351      276,623

Federal and foreign income
taxes (Note 7)                 156,008       117,834      162,515

Other taxes                    517,478       496,922      491,363
-----------------------------------------------------------------
                             3,389,312     3,719,805    3,408,931
-----------------------------------------------------------------
Operating income               528,026       432,373      524,500
-----------------------------------------------------------------

Other income and deductions:

Allowance for other funds
used during construction
(Note 1)                         1,063         2,159        7,119

Federal and foreign income
taxes (Note 7)                  (3,385)        6,365       15,440

Other items (net)                2,006        15,045        7,035
-----------------------------------------------------------------
                                  (316)       23,569       29,594 -
----------------------------------------------------------------
Income before interest
charges                        527,710       455,942      554,094
-----------------------------------------------------------------
Interest charges:

Interest on long-term debt     267,019       264,891      279,902

Other interest                  20,642        20,987       11,474

Allowance for borrowed funds
used during construction        (7,987)       (6,920)     (9,113)
-----------------------------------------------------------------
                               279,674       278,958      282,263
-----------------------------------------------------------------
Net income                     248,036       176,984      271,831

Dividends on preferred stock    39,596        33,673       31,857
-----------------------------------------------------------------
Balance available for
common stock                   208,440       143,311      239,974

Dividends on common stock      161,650       156,060      133,908
-----------------------------------------------------------------
                                46,790       (12,749)     106,066
Retained earnings at
beginning of year              538,583       551,332      445,266
-----------------------------------------------------------------
Retained earnings at
end of year                 $  585,373    $  538,583   $  551,332
=================================================================


Average number of shares
of common stock outstanding
(in thousands)                 144,329       143,261      140,417

Balance available per average
share of common stock       $     1.44    $     1.00   $     1.71

Dividends paid per share    $     1.12    $     1.09   $      .95
-----------------------------------------------------------------


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1995             1994
---------------------------------------------------------
ASSETS

Utility plant (Note 1):
Electric plant               $ 8,543,429      $ 8,285,263
Nuclear Fuel                     517,681          504,320
Gas plant                      1,017,062          922,459
Common plant                     281,525          291,962
Construction work in progress    289,604          481,335
---------------------------------------------------------
   Total utility plant        10,649,301       10,485,339

Less:  Accumulated
depreciation and
amortization                   3,641,448        3,449,696
---------------------------------------------------------
   Net utility plant           7,007,853        7,035,643
---------------------------------------------------------
Other property and
investments                      218,417          224,039
---------------------------------------------------------
Current assets:

Cash, including temporary
cash investments of $114,415
and $50,052, respectively        153,475           94,330

Accounts receivable (less
allowance for doubtful accounts
of $20,000 and $3,600,
respectively) (Notes 1 and 9)    463,234          513,982

Electric margin recoverable        8,208           66,796


Materials and supplies, at
average cost:

  Coal and oil for production
  of electricity                  27,509           31,652

  Gas storage                     26,431           30,931

  Other                          141,820          150,186

Prepaid taxes                     17,239           43,249

Other                             45,834           45,189
---------------------------------------------------------
                                 883,750          976,315
---------------------------------------------------------
Regulatory assets (Note 2):

Regulatory tax asset             470,198          465,109

Deferred finance charges         239,880          239,880

Deferred environmental
restoration costs (Note 9)       225,000          240,000

Unamortized debt expense          92,548          105,457

Postretirement benefits other
than pensions                     68,933           67,486

Other                            204,253          227,542
---------------------------------------------------------
                               1,300,812        1,345,474
---------------------------------------------------------
Other assets                      67,037           68,345
---------------------------------------------------------
                              $9,477,869       $9,649,816
=========================================================


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1995             1994
---------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Capitalization (Note 5):

Common stockholders' equity:
  Common stock, issued
  144,332,123 and 144,311,466
  shares, respectively       $   144,332      $   144,311

  Capital stock premium
  and expense                  1,784,247        1,779,504

  Retained earnings              585,373          538,583
---------------------------------------------------------
                               2,513,952        2,462,398

Non-redeemable preferred stock   440,000          440,000

Mandatorily redeemable
preferred stock                   96,850          106,000

Long-term debt                 3,582,414        3,297,874
---------------------------------------------------------
   Total capitalization        6,633,216        6,306,272
---------------------------------------------------------

Current liabilities:

Short-term debt (Note 6)            -             416,750

Long-term debt due within
one year (Note 5)                 65,064           77,971

Sinking fund requirements on
redeemable preferred stock
(Note 5)                           9,150           10,950

Accounts payable                 268,603          277,782

Payable on outstanding bank
checks                            36,371           64,133

Customers' deposits               14,376           14,562

Accrued taxes                     14,770           43,358

Accrued interest                  64,448           63,639

Accrued vacation pay              35,214           36,550

Other                             57,748           64,687
---------------------------------------------------------
                                 565,744        1,070,382
---------------------------------------------------------

Regulatory liabilities (Note 2):

Deferred finance charges         239,880          239,880

Other                              2,712           16,580
---------------------------------------------------------
                                 242,592          256,460
---------------------------------------------------------
Other liabilities:

Accumulated deferred income
taxes (Notes 1 and 7)          1,388,799        1,258,463

Employee pension and other
benefits (Note 8)                245,047          248,872

Deferred pension settlement
gain                              32,756           50,261

Unbilled revenues (Note 1)        28,410           93,668

Other                            116,305          125,438
---------------------------------------------------------
                               1,811,317        1,776,702
---------------------------------------------------------
Commitments and contingencies (Notes 2 and 9):

Liability for environmental
restoration                      225,000          240,000
---------------------------------------------------------
                              $9,477,869       $9,649,816
=========================================================

(CAPTION>

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

  INCREASE (DECREASE) IN CASH
                                      In thousands of dollars

 For the year ended December 31,   1995        1994        1993
-----------------------------------------------------------------
Cash flows from operating activities:

  Net income                    $ 248,036   $ 176,984  $ 271,831
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:

  Amortization of nuclear
   replacement power cost
   disallowance                      -        (23,081)   (23,720)
  Depreciation and amortization   317,831     308,351    276,623
  Amortization of nuclear fuel     34,295      37,887     35,971
  Provision for deferred income
   taxes                          114,917       7,866     30,067
  Electric margin recoverable      58,588     (45,428)    (9,773)
  Employee reduction program         -        196,625         -
  Deferred recoverable energy
   costs                           46,489       4,748     (5,688)
  Gain on sale of subsidiary      (11,257)        -       (5,490)
  Unbilled revenues               (71,258)        -          -
  Sale of accounts receivable      50,000         -          -
  (Increase) decrease in net
   accounts receivable              6,748     (59,145)   (36,972)
  Decrease in materials
   and supplies                    13,663       6,290     43,581
  Increase (decrease) in accounts
   payable and accrued expenses   (47,048)     (5,991)    15,716
  Increase (decrease) in accrued
   interest and taxes             (35,440)    (19,914)     3,996
  Changes in other assets and
   liabilities                    (33,974)     12,029     19,251
-----------------------------------------------------------------
     Net cash provided by
      operating activities        691,590     597,221    615,393
-----------------------------------------------------------------

Cash flows from investing activities:

  Construction additions         (332,443)   (439,289)  (506,267)
  Nuclear fuel                    (13,361)    (46,134)   (12,296)
  Less:  Allowance for other
   funds used during construction   1,063       2,159      7,119
-----------------------------------------------------------------
  Acquisition of utility plant   (344,741)   (483,264)  (511,444)
  Decrease in materials and
   supplies related to con-
   struction                        3,346       5,143      3,837
  Increase (decrease) in accounts
   payable and accrued expenses
   related to construction         (7,112)     (1,498)     3,929
  Increase in other investments (115,818) (23,375) (26,774) Proceeds from sale of sub-
   sidiary (net of cash sold)     161,087        -        95,408
  Other                            26,234     (17,979)   (15,260)
-----------------------------------------------------------------
    Net cash used in investing
     activities                  (277,004)   (520,973)  (450,304)
-----------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from sale of common
   stock                              304       29,514   116,764
  Proceeds from long-term debt    346,000      424,705   635,000
  Issuance of preferred stock        -         150,000      -
  Redemption of preferred stock   (10,950)     (33,450)  (47,200)
  Reductions of long-term debt    (65,000)    (526,584) (641,990)
  Net change in short-term debt  (416,750)      48,734    50,318
  Dividends paid                 (201,246)    (189,733) (165,765)
  Other                            (7,799)      (9,455)  (31,759)
-----------------------------------------------------------------
    Net cash used in financing
     activities                  (355,441)    (106,269)  (84,632)
-----------------------------------------------------------------
Net increase (decrease) in cash    59,145      (30,021)   80,457

Cash at beginning of year          94,330      124,351    43,894
-----------------------------------------------------------------
Cash at end of year             $ 153,475    $  94,330 $ 124,351
=================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

    Interest                    $ 290,352    $ 300,242 $ 300,791
    Income taxes                $  47,378    $ 136,876 $ 106,202


/TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology which establishes prices based on the Company's cost. The Company's accounting policies conform to GAAP, as applied to regulated public utilities, and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities (see Note
2). In order to be in conformity with GAAP, management is required to use estimates in the preparation of the Company's financial statements.

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

         ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 1995 was 7.47%. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the Interest charges and the Other income and deductions sections, respectively, of the Consolidated Statements of Income.

         DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATING PLANT DECOMMISSIONING COSTS: For accounting and regulatory purposes, depreciation is computed on the straight-line basis using the remaining service lives for nuclear and hydro classes of depreciable property and the average service lives for all other classes. The percentage relationship between the total provision for depreciation and average depreciable property was 3.3% for both years 1995 and 1994, and 3.2% for 1993. The Company performs depreciation studies to determine service lives of classes of property and adjusts the depreciation reserves and rates when necessary.

         Estimated decommissioning costs (costs to remove a nuclear plant from service in the future) for the Company's Unit 1 and its share of Unit 2 are being accrued over the service lives of the units, recovered in rates through an annual allowance and currently charged to operations through depreciation. The Company expects to commence decommissioning of both units shortly after cessation of operations at Unit 2 (currently planned for 2026), using a method which removes or decontaminates Unit components promptly at that time. See Note 3 - "Nuclear Plant Decommissioning."

         The FASB is expected to issue an exposure draft in February 1996 entitled "Accounting for Certain Liabilities Related to
Closure or Removal of Long-Lived Assets." The scope of the original project has broadened and will now include the Company's fossil and hydro plants, as well as nuclear plants. If approved as drafted, the exposure draft would require the cost of closure and removal obligations to be accounted for as a liability and accrued as the obligation is incurred. The recognition of the liability would result in an increase to the cost of the related asset and would be reported based upon discounted future cash flows as opposed to current cost. The Company would not be allowed to net the balance of funds accumulated in the nuclear decommissioning trust funds against the nuclear plant closure and removal obligation. Additionally, the exposure draft would allow the Company to establish a regulatory asset for the difference between costs of closure and removal obligations recognized and the costs allowable for rate-making purposes, subject to the provisions of SFAS No. 71. As noted above, the Company currently recognizes the liability for nuclear decommissioning over the service life of the plant and as an increase to accumulated depreciation based on amounts allowed in rates. The Company currently does not reflect the closure and removal obligation associated with its fossil and hydro plants in the financial statements. As such, the annual provisions for depreciation could increase. Under traditional cost based regulation such accounting changes would not have an adverse effect on the results of operations of the Company. However, with the filing of the Company's PowerChoice proposal and the expectation the generating assets associated with this obligation will face competition in the future and the issuance of SFAS No.
121 (discussed in Note 2), the Company cannot currently predict the impact this exposure draft may have on the Company's future results of operations.

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

         REVENUES: Revenues are based on cycle billings rendered to certain customers monthly and others bi-monthly. Although the Company commenced the practice in 1988 of accruing electric revenues for energy consumed and not billed at the end of the fiscal year, the impact of such accruals has not yet been fully recognized in the Company's results of operations because of regulatory requirements. At December 31, 1995 and 1994, approximately $5.2 million and $71.8 million, respectively, of unbilled electric revenues remained unrecognized in results of operations, are included in Other liabilities and may be used to reduce future revenue requirements. In 1995, the Company used
$71.5 million of electric unbilled revenues to reduce the 1995 revenue requirement. At December 31, 1995 and 1994, $23.2 million and $21.9 million, respectively, of unbilled gas revenues remain unrecognized in results of operations and may similarly be used to reduce future gas revenue requirements. The unbilled revenues included in accounts receivable at December 31, 1995 and 1994, were $202.7 million and $196.7 million, respectively.

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

         The Company's electric FAC provides for partial pass-through of fuel and purchased power cost fluctuations from amounts forecast, with the Company absorbing a portion of increases or retaining a portion of decreases up to a maximum of $15 million per rate year. Thereafter, 100% of the fluctuation is passed on to ratepayers. The Company also shares with ratepayers fluctuations from amounts forecast for net resale margin and transmission benefits, with the Company retaining/absorbing 40% and passing 60% through to ratepayers. The amounts retained or absorbed in 1993 through 1995 were not material.

         From 1991 through 1994, the Company's rate agreements provided for NERAM, which permitted the Company to reconcile actual results to forecast electric public sales gross margin as defined and utilized in establishing rates. Depending on the level of actual sales, a liability to customers was created if sales exceed the forecast and an asset recorded for a sales shortfall, thereby generally preserving recorded electric gross margin at the level forecast in established rates. Recovery or refund of accruals pursuant to the NERAM is accomplished by a surcharge (either plus or minus) to customers over a twelve-month period, to begin when cumulative amounts reach certain specified levels.

         Rate agreements since 1991 also included MERIT, under which the Company had the opportunity to achieve earnings above its allowed return on equity based on attainment of specified goals associated with its self-assessment process. The MERIT program provided for specific measurement periods and reporting for PSC approval of MERIT earnings. Approved MERIT awards are billed to customers over a period not greater than twelve months. The
Company records MERIT earnings when attainment of goals is approved by the PSC or when objectively measured criteria are achieved.
MERIT expired at the end of 1995, but collections of allowed awards will continue into 1997.

         The Company's PowerChoice proposal, which the Company filed in October 1995 as part of its multi-year electric rate proceeding, proposed to eliminate all surcharges, including the FAC, NERAM and MERIT surcharges.

         In February 1994, the Company implemented a weather normalization clause for retail customers who use gas for heating to reflect the impact of variations from normal weather on a billing month basis for the months of October through May, inclusive. Normal weather is defined as the 30 year average daily high and low temperatures for the Company's main gas service territory. The weather normalization clause will only be activated if the actual weather deviates 2.2% or more from the normal weather. Weather normalization clause adjustments were not significant to 1995 gas revenues. As part of the Company's PowerChoice proposal, as well as the formal gas rate filing made in November 1995 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Multi-Year Gas Rate Proposal"), the Company proposed elimination of the weather normalization clause. These surcharges would be reflected in base rates as part of the Company's proposal to freeze overall prices.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for doubtful accounts receivable on the consolidated balance sheets amounted to $20.0 million and $3.6 million at December 31, 1995 and 1994, respectively. The Company increased its allowance for doubtful accounts in 1995 and recorded a regulatory asset of $16.4 million, which reflects the amount that the Company expects to recover in rates. Previously, the Company netted expected rate recoveries for bad debt expense from expected uncollectible accounts in determining its allowance for doubtful accounts, which was consistent with the manner in which this item is treated in its ratemaking.

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

         RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1995 presentation.

NOTE 2.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

         The Company's financial statements conform to GAAP, as applied to regulated public utilities and reflect the application of SFAS
No. 71. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $1,058 million, net of approximately $242 million of regulatory liabilities at December 31, 1995. The portion of the $1,058 million which has been allocated to the electric business is approximately $890 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas were consistent with those used in prior regulatory proceedings.

         While the allocation of regulatory assets and liabilities at December 31, 1995 is based on management's assessment, a final determination can only be made at the time the Company, or a portion thereof, discontinues the application of SFAS No. 71.
Currently, substantially all of the Company's regulatory assets have been approved by the PSC and are being amortized to expense as they are being recovered in rates as last established in April
1995.

         RATE FILING. The Company filed in February 1996 a request to increase electric rates. This rate increase request of 4.1% for 1996 and 4.2% for 1997 was based on the Company's cost of providing services. The Company requested that its 4.1% increase for 1996 be implemented immediately with a provision that rates charged will be subject to refund if later it is determined that some portion of the request is not allowed by the PSC. These rate increases are predicated on a requested rate of return on common stock equity of approximately 11% on an annual basis and recover the Company's cost of providing electric service. On February 16, 1996, the PSC issued an Order that, among other things, established a schedule with respect to temporary rates that would have the case certified directly to the PSC within 60 days of the order. The Company believes that the PSC will approve rate increases on a timely basis in levels sufficient to enable it to earn a reasonable return on equity in 1996 and 1997. As a result the Company believes that it will continue to be regulated on a cost-of-service basis which will enable it to continue to apply SFAS No. 71. Accordingly, the Company believes its regulatory assets are currently probable of recovery. While various proposals have been made to develop a new regulatory model, including the Company's PowerChoice proposal, none of these proposals are currently probable of implementation since a number of parties are required to act on the change in the regulatory model. The Company expects that the PSC will approve cost-of-service based rate increases that will result in the Company earning a reasonable return on common equity until such time as implementation of a new competitive market model becomes probable.

         While the Company believes that it continues to meet the requirements for the application of SFAS No. 71 to the electric business, there are a number of events that could change that conclusion during 1996 and beyond. Those future events include: inaction or inadequate action on the Company's rate request by the PSC; a decision by the Company in the future not to pursue the rate requests filed; unanticipated reduction in electricity usage by customers; unanticipated customer discounts; adverse results of litigation; and a change in the regulatory model becoming probable.

         As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has been unable to earn its allowed rate of return in 1995 and 1994. Additionally, if the Company's rate increase proposals with respect to 1996 and 1997 are not approved, then the Company will, more likely than not, be unable to earn a reasonable return on its common equity for such years. The inability of the Company to earn a reasonable rate of return on common equity over a sustained period would indicate that its rates are not based on its cost of service. In such a case, application of SFAS No. 71 would be discontinued. The resulting charges against income would reduce or possibly eliminate retained earnings, the balance of which is currently approximately $585 million. Various tests under applicable law and corporate instruments, including those with respect to issuance of debt and equity securities, payment of preferred and common dividends and certain types of transfers of assets could be adversely impacted by any such write-downs. In addition, such write-downs could preclude it from borrowing additional amounts under its current revolving credit facility, which is planned to be replaced by the proposed senior debt facility (see Note 6) whose terms are intended to accommodate the discontinuance of SFAS No. 71 as it applies to the Company's electric business.

         COMPETITION. The public utility industry in general, and the Company in particular, is facing increasing competitive threats.
As competition penetrates the marketplace, it is possible that the Company may no longer be able to continue to apply the fundamental accounting principles of SFAS No. 71. The Company believes that in the future some form of market-based pricing may replace cost-based pricing in certain aspects of its business. In that regard, in October 1995, the Company filed its PowerChoice proposal with the PSC. PowerChoice, further described in the Management Discussion and Analysis - "PowerChoice Proposal", would:

* Create a competitive wholesale electricity market and allow direct access by retail customers.

* Separate the Company's power generation business from the remainder of the business.

* Provide relief from overpriced unregulated generator contracts that were mandated by public policy, along with equitable write-downs of above-market company assets.

* Freeze or cut prices for all Company electric customers for a period of 5 years.

         The separated generation business proposed in PowerChoice would no longer be rate-regulated and, accordingly, existing regulatory assets related to the generation business, amounting to $392 million, net of approximately $242 million of regulatory liabilities at December 31, 1995 (management's assessment), would be charged against income if and when PowerChoice (or a similar proposal) is probable of implementation. Under PowerChoice, the Company's electric transmission and distribution business is proposed to continue to be rate regulated on a cost-of-service basis and, accordingly, continue to apply SFAS No. 71. The PowerChoice proposal also includes provisions for recovery of "stranded costs" by the generation business and unregulated generators through surcharges on rates for transmission and distribution customers. Stranded costs are those costs of utilities that may become unrecoverable due to a change in the regulatory environment and include costs related to the Company's generating plants, regulatory assets and overpriced unregulated generator contracts.

         Critical to the price freeze and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are substantial reductions in the Company's embedded cost structure. Such cost reductions depend in turn on the willingness of the UGs and the Company to absorb substantial write-offs. The Company's proposal expresses its willingness if, and only if, the UGs agree to cost reductions that are proportional to their relative responsibility for strandable cost. The Company proposes a reduction in its fixed costs of service be made by mutual contribution of the Company's shareholders and UGs that are in the same proportion as the contribution of each to the problem of strandable costs, which the Company calculates to be $4 of UG strandable cost for every $1 of Company strandable cost. Under the Company's proposal, the aggregate contribution would be approximately $2 billion, consisting of $400 million by the Company and $1.6 billion by the UGs. The Company's PowerChoice proposal faces opposition, principally from unregulated generators. The Company does not presently expect that its PowerChoice proposal or any other alternative proposal could be fully effective before sometime in 1997, at the earliest.

         There are also other proposals to introduce competition into the utility marketplace presently before the PSC. In addition, the FERC has pending proposals before it relating to open access to the nation's transmission system and the recovery of stranded costs.

         IMPAIRMENT OF LONG-LIVED ASSETS: In March 1995, the FASB issued SFAS No. 121. This Statement, which the Company will adopt in 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Furthermore, this Statement amends SFAS No. 71 to clarify that regulatory assets should be charged against earnings if the assets are no longer considered probable of recovery rather than probable of loss.
While the Company is unable to predict the outcome of its PowerChoice proposal, or various FERC and PSC initiatives, it has analyzed the provisions of SFAS No. 121, as it relates to the impairment of its investment in generating plant, under two scenarios: traditional cost-based rate-making and its PowerChoice proposal, as filed. As a result of these analyses, the Company does not believe the effects of adopting SFAS No. 121, as it relates to the impairment of its investment in generating plant, will currently have an effect on its results of operations and financial condition. In addition, the Company expects that the PSC will approve cost-of-service based rate increases until such time as a new competitive regulatory model is developed. As a result, the Company believes currently that its regulatory assets are probable of recovery. However, if in the future management can no longer conclude that existing regulatory assets are probable of recovery, then all or a portion of such regulatory assets would have to be charged to income, which could have a material adverse effect on the Company's financial position and results of operations.

         The Company has recorded the following regulatory assets on its Consolidated Balance Sheets reflecting the rate actions of its regulators:

         REGULATORY TAX ASSET represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. This amount is primarily timing differences related to depreciation. These amounts are amortized and recovered as the related temporary differences reverse. In January 1993, the PSC issued a Statement of Interim Policy on Accounting and Ratemaking Procedures that required adoption of SFAS No. 109 on a revenue-neutral basis.

         DEFERRED FINANCE CHARGES represent the deferral of the discontinued portion of AFC related to CWIP at Unit 2 which was included in rate base. In 1985, pursuant to PSC authorization, the Company discontinued accruing AFC on CWIP for which a cash return was being allowed. This amount, which was accumulated in deferred debit and credit accounts up to the commercial operation date of Unit 2, awaits future disposition by the PSC. A portion of the deferred credit could be utilized to reduce future revenue requirements over a period shorter than the life of Unit 2, with a like amount of deferred debit amortized and recovered in rates over the remaining life of Unit 2.

         DEFERRED ENVIRONMENTAL RESTORATION COSTS represent the Company's share of the estimated minimum costs to investigate and perform certain remediation activities at both Company-owned sites and non-owned sites with which it may be associated. Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration. In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company has recorded as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its full opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. See Note 9 - "Environmental Contingencies".

         UNAMORTIZED DEBT EXPENSE represents the costs to issue and redeem certain long-term debt securities which were retired prior to maturity. These amounts are amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS represent the excess of such costs recognized in accordance with SFAS No. 106 over the amount received in rates. In accordance with the PSC policy statement, postretirement benefit costs other than pensions are being phased-in to rates over a five-year period and amounts deferred will be amortized and recovered over a period not to exceed 20 years.

NOTE 3.  NUCLEAR OPERATIONS

         The Company is the owner and operator of the 613 MW Unit 1 and the operator and a 41% co-owner of the 1,143 MW Unit 2. The remaining ownership interests are Long Island Lighting Company
(LILCO) - 18%, New York State Electric and Gas Corporation (NYSEG)
- 18%, Rochester Gas and Electric Corporation (RG&E) - 14%, and
Central Hudson Gas and Electric Corporation (Central Hudson) - 9%.
Unit 1 was placed in commercial operation in 1969 and Unit 2 in 1988.

         In December 1995, a state utility board appointed by Governor George E. Pataki developed a plan to dismantle LILCO. The plan delayed making any recommendation as to LILCO's ownership interest in Unit 2, but otherwise recommends the creation of a competitive generation market on Long Island, through the sale of existing generating capacity by LILCO. The Company is unable to predict what effects, if any, this proposal may have on its results of operations or financial condition, since there are many uncertainties related to this proposal. It is estimated that the earliest time such a plan could be completed is one to two years.

         UNIT 1 STATUS: On February 8, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage and returned to service on April 4, 1995. Its next refueling and maintenance outage is scheduled to begin in February 1997. Using the net design electric rating as a basis, Unit 1's capacity factor for 1995 was approximately 80%. Using NRC guidelines, which reflect net maximum dependable capacity during the most restrictive seasonal conditions, Unit 1's capacity factor was approximately
87%.

         UNIT 2 STATUS: On April 8, 1995, Unit 2 was taken out of service for a planned refueling and maintenance outage and returned to service on June 2, 1995. Its next refueling and maintenance outage is scheduled for Fall 1996. During the 1995 refueling outage the Company completed its power uprate project, installed new turbine rotors and made other operational improvements enabling the plant to increase its capacity from 1,062 MW to 1,143 MW.
Using the net design electric rating as a basis, Unit 2's capacity factor for 1995 was approximately 75%. Using NRC guidelines as described above, Unit 2's capacity factor was approximately 78%.

         NUCLEAR PLANT DECOMMISSIONING: The Company's site specific cost estimates for decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 1995 are as follows:

                                  Unit 1          Unit 2
                                  ------          ------
Site Study (year)                       1995             1995
End of Plant Life (year)                2009             2026
Radioactive Dismantlement
   to Begin (year)                      2026             2028
Method of Decommissioning            Delayed        Immediate
                               Dismantlement    Dismantlement

Cost of Decommissioning
   (in 1996 dollars)                        (In millions)

   Radioactive Components               $409             $187
   Non-radioactive Components            111               45
   Fuel Dry Storage/Continuing Care      113               40
                                        ----             ----
                                        $633             $272
                                        ====             ====



         The Company estimates that by the time decommissioning is completed, the above costs will ultimately amount to $1.7 billion and $1.1 billion for Unit 1 and Unit 2, respectively, using 3.5% as an annual inflation factor.

         In addition to the costs mentioned above, the Company expects to incur post-shutdown costs for plant rampdown, insurance and property taxes. In 1996 dollars, these costs are expected to amount to $99 million and $59 million for Unit 1 and the Company's share of Unit 2, respectively. The amounts will escalate to $182 million and $190 million for Unit 1 and the Company's share of Unit
2, respectively.

         Based upon a 1994 study, the Company had previously estimated the cost to decommission Unit 1 to be approximately $565 million in 1996 dollars. In addition, post-shutdown costs were estimated to be $118 million, also in 1996 dollars. While both estimates assume a delayed dismantlement to coincide with Unit 2, the 1995 estimate of $633 million differs from the 1994 estimate primarily due to an increase in burial costs and the labor associated with the non-radioactive dismantlement, partially offset by lower waste volumes. The delayed dismantlement approach should be the most economic after applying the Company's weighted average cost of capital.

         The Company had previously estimated the cost to decommission its share of Unit 2 by extrapolating data from the 1994 Unit 1 decommissioning cost estimate.  The extrapolated estimate of $311 million, in 1996 dollars, differs from the 1995 study of $272 million primarily due to the estimate being based upon plant specifics rather than extrapolated values.

         NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning radioactive portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. The annual allowance for Unit 1 and the Company's share of Unit 2 for the years ended December 31, 1995, 1994 and 1993 was approximately $23.7 million, $18.7 million and $18.7 million, respectively. The amount for 1995 was based upon the NRC minimum decommissioning cost requirements of $408 million and $185 million (in 1996 dollars) for Unit 1 and the Company's share of Unit 2, respectively. The amounts for 1994 and 1993 were based upon site studies performed in 1989. In the 1995 rate order, the Company was authorized, until the PSC orders otherwise, to continue to fund to the NRC minimum requirements. In the 1997 rate filing, the Company has requested, for both units, rate recovery for all radioactive and non-radioactive components (including post-shutdown costs) based upon the amounts estimated in the 1995 site specific studies described above. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. The Company believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process under traditional ratemaking and PowerChoice.

         Decommissioning costs recovered in rates are reflected in Accumulated depreciation and amortization on the Consolidated Balance Sheets and amount to $183.4 million and $134.1 million at December 31, 1995 and 1994, respectively for both Units. Additionally at December 31, 1995, the fair value of funds accumulated in the Company's external trusts were $108.8 million for Unit 1 and $28.8 million for its share of Unit 2. The trusts are included in Other property and investments. Earnings on the external trust aggregated $20.9 million through December 31, 1995 and, because the earnings are available to fund decommissioning, have also been included in Accumulated depreciation and amortization. Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund which has an accumulated balance of $39.8 million at December 31, 1995.

         The FASB is expected to issue an exposure draft in February 1996 on accounting for closure and removal of long-lived assets.
See Note 1 - "Depreciation, Amortization and Nuclear Generating
Plant Decommissioning Costs."

         NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, the Company maintains the required $200 million of nuclear liability insurance.

         In 1993, the statutory limit for the protection of the public under the Price-Anderson Amendments Act of 1988 (the Act) were further increased. With respect to a nuclear incident at a licensed reactor, the statutory limit, which is in excess of the $200 million of nuclear liability insurance, is currently $8.3 billion without the 5% surcharge discussed below. This limit would be funded by assessments of up to $75.5 million for each of the 110 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor per year. Such assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims.

         The Company's interest in Units 1 and 2 could expose it to a maximum potential loss, for each accident, of $111.8 million through assessments of $14.1 million per year in the event of a serious nuclear accident at its own or another licensed U.S. commercial nuclear reactor. The amendments also provide, among other things, that insurance and indemnity will cover precautionary evacuations, whether or not a nuclear incident actually occurs.

         NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the Nuclear Insurance Pools (ANI/MRP). In addition, there is $2,250 million in excess of the $500 million primary nuclear insurance with Nuclear Electric Insurance Limited (NEIL). The total nuclear property insurance is $2.75 billion. NEIL is a utility industry-owned mutual insurance company chartered in Bermuda. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages.
The insurance provides coverage for outages for 156 weeks, after a 21-week waiting period.

         NEIL insurance is subject to retrospective premium adjustment under which the Company could be assessed up to approximately $17.7 million per loss.

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

         New York State is still developing a disposal methodology and acceptance criteria for a disposal facility. The latest New York State low level radioactive waste site development schedule now assumes two possible siting scenarios, a volunteer approach and a non-volunteer approach, either of which would begin operation in 2001. The Company currently uses the Barnwell, South Carolina waste disposal facility for low level radioactive waste, however access to Barnwell was denied by the State of South Carolina to out of region low level waste generators, including New York State from July 1, 1994 to July 1, 1995. The Company also has implemented a low level radioactive waste management program so that Unit 1 and Unit 2 are prepared to properly handle interim on-site storage of low level radioactive waste for at least a 10 year period.

         NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per kilowatt-hour of net generation for current disposal of nuclear fuel and provides for a determination of the Company's liability to the U.S. Department of Energy (DOE) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which the Company initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. The Company does not anticipate that the DOE will accept all of its spent fuel immediately upon opening of the facility, but rather expects a transfer period that will extend to the year 2044. The Company has several alternatives under consideration to provide additional storage facilities, as necessary. Each alternative will likely require NRC approval, may require other regulatory approvals and would likely require incurring additional costs, which the Company has included in its decommissioning estimates for both Unit 1 and its share of Unit 2. The Company does not believe that the possible unavailability of the DOE disposal facility until 2010 will inhibit operation of either Unit.

NOTE 4.  JOINTLY-OWNED GENERATING FACILITIES

         The following table reflects the Company's share of jointly-owned generating facilities at December 31, 1995. The Company is required to provide its respective share of financing for any additions to the facilities. Power output and related expenses are shared based on proportionate ownership. The Company's share of expenses associated with these facilities is included in the appropriate operating expenses in the Consolidated Statements of Income.

                                                        In thousands of dollars
                                           -----------------------------------------------

                             Percent        Utility      Accumulated      Construction
                            Ownership        Plant        Depreciation    Work in Progress
------------------------------------------------------------------------------------------
Roseton Steam Station
   Units No. 1 and 2 (a)      25             $   95,540   $   48,385         $    1,345
Oswego Steam Station
   Unit No. 6 (b)             76             $  271,472   $  111,631         $      782
Nine Mile Point Nuclear
   Station Unit No. 2 (c)     41             $1,519,351   $  272,888         $    5,105
------------------------------------------------------------------------------------------

(a)      The remaining ownership interests are Central Hudson, the operator of the plant (35%), and Consolidated Edison Company of New York, Inc. (40%).  Output of Roseton Units No.
         1 and 2, which have a capability of 1,200,000 kw., is shared in the same proportions as the cotenants' respective ownership interests.

(b)      The Company is the operator.  The remaining ownership interest is RG&E (24%).  Output of Oswego Unit No. 6, which has a capability of 850,000 kw., is shared in the same proportions as the cotenants' respective ownership interests.

(c)      The Company is the operator.  The remaining ownership interests are LILCO (18%), NYSEG
         (18%), RG&E (14%), and Central Hudson (9%).  Output of Unit 2, which has a capability of 1,143,000 kw., is shared in the same proportions as the cotenants' respective ownership interests.


NOTE 5. CAPITALIZATION
----------------------

CAPITAL STOCK

         The Company is authorized to issue 185,000,000 shares of
common stock, $1 par value; 3,400,000 shares of preferred stock,
$100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock; $25 par value.
The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1993, 1994 and
1995:
                                     COMMON STOCK
                                     $1 PAR VALUE
                              --------------------------
                                SHARES           AMOUNT*
--------------------------------------------------------
December 31, 1992:            137,159,607       $137,160

Issued                          5,267,450          5,267

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1993:            142,427,057        142,427

Issued                          1,884,409          1,884

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1994:            144,311,466        144,311

Issued                             20,657             21

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1995:            144,332,123       $144,332
========================================================
* In thousands of dollars
/TABLE

                                   PREFERRED STOCK
                                    $100 PAR VALUE
                       ---------------------------------------
                         SHARES   NON-REDEEMABLE*  REDEEMABLE*
--------------------------------------------------------------
December 31, 1992:     2,412,000     $210,000      $31,200 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1993:     2,394,000      210,000       29,400 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1994:     2,376,000      210,000       27,600 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1995:     2,358,000     $210,000      $25,800 (a)
==============================================================

* In thousands of dollars
(a) Includes sinking fund requirements due within one year.

                                  PREFERRED STOCK
                                    $25 PAR VALUE
                      ---------------------------------------
                                                               CAPITAL STOCK
                                                                PREMIUM AND
                                                                  EXPENSE
                       SHARES     NON-REDEEMABLE* REDEEMABLE*      (NET)*
----------------------------------------------------------------------------
December 31, 1992:    9,856,005      $80,000    $166,400 (a)     $1,658,015

Issued                    -            -             -              111,497

Redemptions          (1,816,000)       -         (45,400)            (2,471)

Foreign currency
 translation adjustment                                              (4,335)
----------------------------------------------------------------------------
December 31, 1993:    8,040,005       80,000     121,000 (a)      1,762,706

Issued                6,000,000      150,000        -                27,630

Redemptions          (1,266,000)       -         (31,650)            (4,619)

Foreign currency
 translation adjustment                                              (6,213)
----------------------------------------------------------------------------


December 31, 1994:   12,774,005      230,000      89,350 (a)      1,779,504

Issued                    -            -             -                  283

Redemptions            (366,000)       -          (9,150)             1,319

Foreign currency
 translation adjustment                                               3,141
----------------------------------------------------------------------------
December 31, 1995:   12,408,005     $230,000    $ 80,200 (a)     $1,784,247
============================================================================

* In thousands of dollars
(a) Includes sinking fund requirements due within one year.

The cumulative amount of foreign currency translation adjustment at December 31, 1995 was
$(10,172).



NON-REDEEMABLE PREFERRED STOCK (Optionally Redeemable)

  The Company has certain issues of preferred stock which provide for optional redemption at December 31, as follows:



--------------------------------------------------------------
                          In thousands     Redemption price per
                           of dollars      share (before adding
Series        Shares      1995     1994   accumulated dividends)
--------------------------------------------------------------

Preferred $100 par value:

3.40%        200,000    $20,000   $20,000       $103.50
3.60%        350,000     35,000    35,000        104.85
3.90%        240,000     24,000    24,000        106.00
4.10%        210,000     21,000    21,000        102.00
4.85%        250,000     25,000    25,000        102.00
5.25%        200,000     20,000    20,000        102.00
6.10%        250,000     25,000    25,000        101.00
7.72%        400,000     40,000    40,000        102.36

Preferred $25 par value:

Adjustable Rate

 9.50%      6,000,000   150,000   150,000         25.00 (a)
 Series A   1,200,000    30,000    30,000         25.00
 Series C   2,000,000    50,000    50,000         25.00
--------------------------------------------------------------
                       $440,000  $440,000
==============================================================

(a) Not redeemable until 1999.

/TABLE

MANDATORILY REDEEMABLE PREFERRED STOCK

         At December 31, the Company has certain issues of preferred stock, as detailed below, which provide for mandatory and optional redemption.  These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which the Company may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45%
series).  The option to redeem additional amounts is not cumulative.  The Company's five year mandatory sinking fund redemption requirements for preferred stock, in thousands, for 1996 through 2000 are as follows:  $9,150; $10,120; $10,120; $7,620; and $7,620, respectively.

---------------------------------------------------------------------------------
                                                            Redemption price per
                                                            share (before adding
                     Shares       In thousands of dollars   accumulated dividends)

                                                                        Eventual
Series           1995       1994       1995       1994       1995       Minimum
---------------------------------------------------------------------------------

Preferred $100 par value:
7.45%          258,000     276,000   $ 25,800   $ 27,600    $102.17     $100.00

Preferred $25 par value:

7.85%          914,005     914,005     22,850     22,850      (a)         25.00
8.375%         300,000     400,000      7,500     10,000      25.22       25.00
8.70%             -        200,000       -         5,000        -           -
9.75%          144,000     210,000      3,600      5,250      25.00       25.00


Adjustable Rate
 Series B    1,850,000   1,850,000     46,250     46,250      25.00       25.00
---------------------------------------------------------------------------------
                                      106,000    116,950
Less sinking fund requirements          9,150     10,950
---------------------------------------------------------------------------------
                                     $ 96,850   $106,000
=================================================================================

(a)      Not redeemable until 1997.



LONG-TERM DEBT

         Long-term debt at December 31, consisted of the following:

-------------------------------------------------------------
                                      In thousands of dollars
                                      -----------------------
  SERIES               DUE             1995             1994
-------------------------------------------------------------
First mortgage bonds:
  5 7/8%              1996        $   45,000       $   45,000
  6 1/4%              1997            40,000           40,000
  6 1/2%              1998            60,000           60,000
  9 1/2%              2000           150,000          150,000
  6 7/8%              2001           210,000          210,000
  9 1/4%              2001           100,000          100,000
  5 7/8%              2002           230,000          230,000
  6 7/8%              2003            85,000           85,000
  7 3/8%              2003           220,000          220,000
      8%              2004           300,000          300,000
  6 5/8%              2005           110,000          110,000
  9 3/4%              2005           150,000          150,000
  7 3/4%              2006           275,000             -
 *6 5/8%              2013            45,600           45,600
  9 1/2%              2021           150,000          150,000
  8 3/4%              2022           150,000          150,000
  8 1/2%              2023           165,000          165,000
  7 7/8%              2024           210,000          210,000
 *8 7/8%              2025            75,000           75,000
 *  7.2%              2029           115,705          115,705
-------------------------------------------------------------
Total First Mortgage Bonds         2,886,305        2,611,305

Promissory notes:

*Adjustable Rate Series due

  July 1, 2015                       100,000          100,000
  December 1, 2023                    69,800           69,800
  December 1, 2025                    75,000           75,000
  December 1, 2026                    50,000           50,000
  March 1, 2027                       25,760           25,760
  July 1, 2027                        93,200           93,200


Unsecured notes payable:

  Medium Term Notes, Various rates,
   due 1995-2004                      30,000           45,000

  Swiss Franc Bonds due
   December 15, 1995                    -              50,000

  Revolving Credit Agreement         170,000           99,000

  Other                              159,198          169,421

  Unamortized premium (discount)     (11,785)         (12,641)
--------------------------------------------------------------
    TOTAL LONG-TERM DEBT           3,647,478        3,375,845

    Less long-term debt due
     within one year                  65,064           77,971
--------------------------------------------------------------
                                  $3,582,414       $3,297,874
==============================================================
*Tax-exempt pollution control related issues
==============================================================


         Several series of First Mortgage Bonds and Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with a Company option to convert to other rates, including a fixed interest rate which would require the Company to issue First Mortgage Bonds to secure the debt) which averaged 3.81% for 1995 and 2.76% for 1994 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and the Company, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at the Company's generating facilities or to refund outstanding tax-exempt bonds and notes (see
Note 6).

         Other long-term debt in 1995 consists of obligations under capital leases of approximately $36.8 million, a liability to the DOE for nuclear fuel disposal of approximately $103.1 million and liabilities for unregulated generator contract terminations of approximately $19.3 million.

         The aggregate maturities of long-term debt for the five years subsequent to December 31, 1995, excluding capital leases, are approximately $61 million, $216 million, $66 million, $0 and $155 million, respectively.

NOTE 6.  BANK CREDIT ARRANGEMENTS

         At December 31, 1995, the Company had $310 million of bank credit arrangements with 14 banks. These credit arrangements consisted of $200 million in commitments under a Revolving Credit Agreement, $99 million in one-year commitments under Credit Agreements and $11 million in lines of credit. The Revolving Credit Agreement extends into 1997 and the interest rate applicable to borrowing is based on certain rate options available under the Agreement. All of the other bank credit arrangements are subject to review on an ongoing basis with interest rates negotiated at the time of use.

         In order to enhance the Company's financial flexibility during the period 1996 through 1999, the Company entered into a commitment letter with Citibank, N.A., Morgan Guaranty Trust Company of New
York and Toronto Dominion Bank, as co-syndication agents (Agent
Banks), for the provision of a senior debt facility totaling $815 million for the purpose of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. The proposed senior debt facility will consist of a $380 million term loan and revolving credit facility and a $435 million letter of credit facility, with such letter of credit facility to provide credit support for the pollution control revenue bonds issued through NYSERDA, discussed in Note 5. The interest rate applicable to the facility will be variable based on certain rate options available under the agreement and is currently expected to approximate 8% (but capped at 15%). The commitment by the Agent
Banks to proceed with the senior debt financing will expire on the earlier of (i) fifteen days after the senior debt financing is approved by the PSC or (ii) March 31, 1996. As contemplated by the commitment, the term loan and revolving credit facility and the letter of credit facility will be collateralized by the Company's first mortgage bonds and will expire on the earlier of June 30, 1999 or the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan.

         This commitment for the senior debt facility will be subject to the preparation and execution of loan documentation agreeable to the parties, as well as the approval of the PSC.

         The Company is seeking PSC approval on its petition in March, 1996. In the event the petition is not approved, the Company believes that the elimination of the common dividend, the implementation of reductions in non-essential programs and the year end 1995 cash position, in combination with alternative sources of credit the Company believes are available if necessary, will be sufficient to fund cash requirements for 1996. Sufficient rate relief, if granted, would provide adequate funds for 1997. The Company can provide no assurances beyond 1997 as cash flow will depend on sales, the implementation of PowerChoice, including UG contract renegotiations, levels of cash rate relief, approval of the bank facility agreement, levels of common and preferred dividends and the ability to further reduce costs.

         The Company pays fees for substantially all of its bank credit arrangements. The following table summarizes additional information applicable to short-term debt:


--------------------------------------------------------
                                  In thousands of dollars

At December 31,                     1995            1994
--------------------------------------------------------
Short-term debt:

   Commercial paper              $    -          $ 84,750
   Notes payable                      -           321,000
   Bankers acceptances                -            11,000
---------------------------------------------------------
                                 $    -          $416,750

Weighted average interest
   rate (a)                           -             6.21%
---------------------------------------------------------

For Year Ended December 31:
---------------------------------------------------------

Daily average outstanding        $179,505        $342,801
Monthly weighted average
   interest rate (a)                6.43%           4.71%
Maximum amount outstanding       $459,700        $497,700
---------------------------------------------------------

(a)      Excluding fees.
---------------------------------------------------------

/TABLE

NOTE 7.  FEDERAL AND FOREIGN INCOME TAXES
-----------------------------------------

         See Note 9 - "Tax Assessments."

         Components of United States and foreign income before income taxes:

                                  In thousands of dollars

                              1995         1994         1993
---------------------------------------------------------------
United States               $400,087     $291,501     $438,914
Foreign                       17,609       15,475      (24,845)
Consolidating eliminations   (10,267)     (18,523)       4,837
---------------------------------------------------------------
Income before income taxes  $407,429     $288,453     $418,906
===============================================================

         Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

SUMMARY ANALYSIS:
                                  In thousands of dollars

                              1995        1994          1993
--------------------------------------------------------------
Components of Federal and foreign income taxes:

Current tax expense:
 Federal                    $ 67,563     $117,314     $118,918
 Foreign                       3,900        4,423        8,445
---------------------------------------------------------------
                              71,463      121,737      127,363
---------------------------------------------------------------
Deferred tax expense:
 Federal                      82,323       (6,931)      35,152
 Foreign                       2,222        3,028         -
---------------------------------------------------------------
                              84,545       (3,903)      35,152
---------------------------------------------------------------

Income taxes included in
 Operating Expenses          156,008      117,834      162,515
Current Federal and
 foreign income tax
 credits included in
 Other Income and
 Deductions                     (197)     (11,507)     (16,061)
Deferred Federal and
  foreign income tax
  expense included in
  Other Income and
  Deductions                   3,582        5,142          621
---------------------------------------------------------------
  Total                     $159,393     $111,469     $147,075
===============================================================

Reconciliation between Federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

Computed tax                $142,601     $100,959     $146,617
---------------------------------------------------------------
Reduction (increase) attributable to flow-through of certain tax adjustments:

Depreciation                 (31,033)     (33,328)     (35,153)
Cost of removal                9,247        8,908        7,822
Deferred investment tax
 credit amortization           8,589        8,018        8,018
Other                         (3,595)       5,892       18,855
---------------------------------------------------------------
                             (16,792)     (10,510)        (458)
---------------------------------------------------------------
Federal and foreign
 income taxes               $159,393     $111,469     $147,075
===============================================================


         At December 31, the deferred tax liabilities (assets) were comprised of the following:

                                   (In thousands)

                                  1995         1994
                                  ----         ----
Alternative minimum tax        $ (82,869)  $  (93,893)
Unbilled revenue                 (77,675)     (98,201)
Other                           (248,275)    (258,621)
                               ----------   ----------
  Total deferred tax assets     (408,819)    (450,715)
                               ----------   ----------
Depreciation related           1,456,949    1,398,695
Investment tax credit related     91,458       95,325
Other                            249,211      215,158
                               ----------   ----------
  Total deferred tax
   liabilities                 1,797,618    1,709,178
                               ----------   ----------

Accumulated deferred income
  taxes                       $1,388,799   $1,258,463
                              ==========   ===========



NOTE 8.  PENSION AND OTHER RETIREMENT PLANS

         The Company and certain of its subsidiaries have non-contributory, defined-benefit pension plans covering substantially all their employees. Benefits are based on the employee's years of service and compensation level. The Company's general policy is to fund the pension costs accrued with consideration given to the maximum amount that can be deducted for Federal income tax purposes.

         During 1994, the Company offered an early retirement program and a voluntary separation program (together the VERP) to reduce the Company's staffing levels and streamline operations. The VERP, which included both represented and non-represented employees, was accepted by approximately 1,400 employees. The program cost the Company approximately $208 million of which $11.4 million, related to the gas business, was deferred with recovery anticipated to occur over a five year period, beginning in 1995.

         Net pension cost for 1995, 1994 and 1993 included the following components:


-----------------------------------------------------------------
                                     In thousands of dollars
                                     -----------------------
                                  1995        1994          1993
-----------------------------------------------------------------

Service cost - benefits
  earned during the period      $ 22,500   $ 30,400    $  30,100
Interest cost on projected
  benefit obligation              73,000     62,700       54,200
Actual return on Plan assets    (215,600)     7,700     (106,100)
Net amortization and deferral    140,300    (63,600)      38,700
-----------------------------------------------------------------
Net pension cost                  20,200     37,200       16,900
VERP costs                          -       114,000         -
Regulatory asset                    -        (6,200)        -
-----------------------------------------------------------------
Total pension cost (1)          $ 20,200   $145,000     $ 16,900
=================================================================

(1) $4.1 million for 1995, $5.9 million for 1994, and $5.6 million for 1993 was related to construction labor and, accordingly, was charged to construction projects.

/TABLE

         The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:


--------------------------------------------------------------
                                       In thousands of dollars
                                       -----------------------
                     At December 31,       1995         1994
--------------------------------------------------------------
Actuarial present value of
  accumulated benefit obligations:

   Vested benefits                       $ 777,584    $640,689
   Non-vested benefits                      64,383      69,642
--------------------------------------------------------------
Accumulated benefit obligations            841,967     710,331
Additional amounts related to
  projected pay increases                  135,115     222,667
--------------------------------------------------------------
Projected benefits obligation for
  service rendered to date                 977,082     932,998
Plan assets at fair value, consisting
  primarily of listed stocks, bonds,
  other fixed income obligations
  and insurance contracts               (1,074,333)   (893,313)
--------------------------------------------------------------
Plan assets (in excess of) less than
  projected benefit obligations            (97,251)     39,685
Unrecognized net obligation at
  January 1, 1987 being recognized
  over approximately 19 years              (21,500)    (27,122)
Unrecognized net gain from actual
  return on plan assets different
  from that assumed                        198,035      58,379
Unrecognized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions amortized over 10
  years                                     46,982      67,857
Prior service cost not yet recognized
  in net periodic pension cost             (41,291)    (44,421)
---------------------------------------------------------------
Pension liability included
  in the consolidated balance sheets     $  84,975    $ 94,378
===============================================================

Principle Actuarial Assumptions (%):

   Discount Rate                              7.50        8.00
   Rate of increase in future
     compensation levels (plus
     merit increases)                         2.50        3.25
   Long-term rate of return on
     plan assets                              9.25        8.75
===============================================================


         In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits for active and retired employees and dependents. Under current policies, substantially all of the Company's employees may be eligible for continuation of some of these benefits upon normal or early retirement.
         The Company accounts for the cost of these benefits in accordance with PSC policy requirements which generally comply with SFAS No. 106. The Company has established various trusts to fund its future postretirement benefit obligation. In 1995, the Company made contributions to such trusts of approximately $53.1 million, which represented the amount received in rates, certain capital portions of the postretirement benefit obligation and amounts received from co-tenants. In 1994 and 1993, the Company contributed $24 million and $12 million, respectively, which represented the amount received in rates.

         Net postretirement benefit cost for 1995, 1994 and 1993 included the following components:


-----------------------------------------------------------------
                                       In thousands of dollars
                                     ----------------------------
                                      1995       1994       1993
-----------------------------------------------------------------
Service cost - benefits attributed
 to service during the period        $12,600   $ 15,000   $12,300

Interest cost on accumulated
 benefit obligation                   45,400     40,200    32,800

Actual return on plan assets         (11,200)      (900)     -

Amortization of the transition
 obligation over 20 years             18,800     20,200    20,400

Net amortization                      14,600      8,900      -
-----------------------------------------------------------------
Net postretirement benefit cost       80,200     83,400    65,500

VERP costs                              -        80,200      -

Regulatory asset                        -        (4,300)     -
-----------------------------------------------------------------
  Total postretirement benefit
   cost                              $80,200   $159,300   $65,500
=================================================================

         The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:

-----------------------------------------------------------
                                    In thousands of dollars
                                    -----------------------
              At December 31,           1995         1994
-----------------------------------------------------------
Actuarial present value of accumulated benefit obligation:

 Retired and surviving spouses       $214,367      $371,223

 Active eligible                       24,374        20,400

 Active ineligible                    397,547       208,900
------------------------------------------------------------

Accumulated benefit obligation        636,288       600,523

Plan assets at fair value,
 consisting primarily of
 listed stocks, bonds and
 other fixed obligations             (101,721)     (36,754)
-----------------------------------------------------------
Accumulated postretirement
 benefit obligation in excess
 of plan assets                       534,567      563,769

Unrecognized net gain from
 actual return on plan assets
 different from that assumed            8,713         -

Unrecognized net loss from
 past experience different from
 that assumed and effects of
 changes in assumptions               (64,612)     (71,939)

Unrecognized transition obligation
 being amortized over 20 years       (318,596)    (337,336)
-----------------------------------------------------------
Accrued postretirement benefit
 liability included in the
 consolidated balance sheets         $160,072     $154,494
===========================================================


===========================================================
Principal actuarial assumptions (%):

 Discount rate                           7.50         8.00

 Long-term rate of return
  on plan assets                         9.25         8.75

 Health care cost trend rate:

  Pre-65                                 8.25         9.75

  Post-65                                5.25         6.75
===========================================================


         At December 31, 1995, the assumed health cost trend rates gradually decline to 5.0% in 1999. If the health care cost trend rate was increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1995 would increase by approximately 10.9% and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year would increase by approximately 13.6%.

         On January 1, 1994, the Company adopted SFAS No. 112. This Statement requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 1995 and 1994, the Company's postemployment benefit obligation is approximately $12.5 million and $26.3 million, respectively, including the portion of the obligation related to the VERP. At December 31, 1995, the Company has recorded a regulatory asset of approximately $10.4 million, the majority of which will be recovered over three years beginning in 1995.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

See Note 2 and Note 6.

         LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: At January 1, 1996, the Company had long-term contracts to purchase electric power from the following generating facilities owned by
NYPA:

-----------------------------------------------------------------
                          Expiration    Purchased     Estimated
                           Date of      Capacity       Annual
       Facility           Contract       in kw.     Capacity Cost
-----------------------------------------------------------------
Niagara - hydroelectric
  project                     2007      951,000(a)    $25,200,000

St. Lawrence - hydroelectric
  project                     2007      104,000         1,300,000

Blenheim-Gilboa - pumped
  storage generating station  2002      270,000         7,500,000

Fitzpatrick - nuclear plant   year-
                              to-
                              year
                              basis(b) 110,000(c)       7,900,000
-----------------------------------------------------------------
                                      1,435,000       $41,900,000
=================================================================

(a)      943,000 kw for summer of 1996; 951,000 kw for winter of 1996-
         97.

(b) The Company has agreed to not terminate or reduce purchases before May 1, 1997 if NYPA does not increase rates.

(c)      72,000 kw for summer of 1996; 110,000 kw for winter of 1996-
         97.


         The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts was approximately $92.5 million, $85.1 million, and $72.2 million for the years 1995, 1994 and 1993, respectively.

         Under the requirements of the Federal Public Utility Regulatory Policies Act of 1978, the Company is required to purchase power generated by unregulated generators, as defined therein. The Company has virtually all unregulated generator capacity on line, amounting to approximately 2,708 MW of capacity at December 31, 1995. Of this amount 2,390 MW is considered firm.

         The following table shows the payments for fixed capacity costs and energy and related taxes the Company estimates it will be obligated to make under these contracts. The payments are subject to the tested capacity and availability of the facilities, scheduling and price escalation.

---------------------------------------------------------
                   (In thousands of dollars)

            SCHEDULABLE
            FIXED COSTS
        ------------------

YEAR    CAPACITY     OTHER         ENERGY        TOTAL
---------------------------------------------------------
1996     $201,000   $40,000     $  863,000     $1,104,000
1997      213,000    41,000        921,000      1,175,000
1998      237,000    42,000        947,000      1,226,000
1999      241,000    43,000        981,000      1,265,000
2000      229,000    44,000      1,020,000      1,293,000
---------------------------------------------------------



         The fixed costs relate to contracts with 10 facilities where the Company is required to make fixed payments, including payments when a facility is not operating but available for service. These
10 facilities account for approximately 708 MW of capacity, with contract lengths ranging from 20 to 35 years. The terms of these contracts allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company estimates the fixed payments under these contracts will aggregate to approximately $7.7 billion over their terms, using escalated contract rates. Contracts relating to the remaining facilities in service at December 31, 1995, require the Company to pay only when energy is delivered. The Company currently recovers schedulable capacity through base rates and energy payments, taxes and other schedulable fixed costs through the FAC.

         The Company paid approximately $980 million, $960 million and $736 million in 1995, 1994 and 1993 for 14,000,000 MWh, 14,800,000
MWh and 11,720,000 MWh, respectively, of electric power under all UG contracts.

         In an effort to reduce the costs associated with UGs, at December 31, 1995, the Company had agreed to buy out 17 projects consisting of 457 MW of capacity. Additionally, the Company has entered into agreements with 41 projects, comprising 1,153 MW of capacity, which allow the Company to curtail purchases from these UGs when demand is low or otherwise provide cost reductions or operational benefits. The Company expects to continue efforts of these types into the future, to control its power supply and related costs, but at this time cannot predict the outcome of such efforts. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Unregulated Generators").

         SALE OF CUSTOMER RECEIVABLES: The Company has an agreement whereby it can sell an undivided interest in a designated pool of customer receivables, including accrued unbilled electric revenues. The agreement was amended in September 1995 to allow for sale of an additional $50 million of customer receivables. The Company sold this additional $50 million in the fourth quarter of 1995, thereby bringing the total amount of receivables sold under the agreement to $250 million. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold.

         At December 31, 1995 and 1994, $250 million and $200 million, respectively, of receivables had been sold under this agreement.
The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. Under the terms of the agreement, a formula determines the amount of the loss reserve. At December 31, 1995, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $78.3 million. Although this represents the formula-based amount of credit exposure at December 31, 1995 under the agreement, historical losses have been substantially less.

         To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess.
Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to the Company's large, diverse customer base within its service territory. The Company generally does not require collateral, i.e., customer deposits.

         TAX ASSESSMENTS: The IRS has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Unit 2. The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations under traditional ratemaking.
The Company is currently attempting to negotiate a settlement of these issues with the Appeals Division of the IRS.

         In addition, the IRS is currently examining the years 1989 and 1990. The Company received a Revenue Agents' Report in late
January 1996. The IRS has raised the issue concerning the deductibility of advance payments made to UGs in accordance with certain contracts that include a provision for an Advance Payment
Account. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs by the Company.
Although the Company believes that any such disallowance for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. The Company is vigorously defending its position on this issue.

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

         (a) In March 1993, Inter-Power of New York, Inc. (Inter-Power), filed a complaint against the Company and certain of its officers and employees in the NYS Supreme Court. Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a power purchase agreement in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

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

         (b) In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the court granted the Company's motion to dismiss the complaint in its entirety. Fourth Branch has filed an appeal from the Court's order. Fourth Branch has filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of New York. On January 5, 1996, Fourth Branch vacated the Mechanicville site.

         (c) On June 8, 1994, Medina Power Company (Medina) filed a lawsuit against the Company in the New York State Supreme Court, Erie County. Medina alleges, among other claims, that the Company violated various New York State antitrust laws in connection with a contract that the Company has with Medina. On July 11, 1995 Medina amended its complaint and removed the allegation of antitrust violations, and is now seeking unspecified damages.

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

         (d) The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain unregulated generators ("overgeneration"). The Company has paid the unregulated generators based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. At December 31, 1995, this amount of overgeneration adjustments in dispute that the Company estimates it has not paid or accrued is approximately $32 million, exclusive of interest. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

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

         The Company is currently aware of 88 sites with which it has been or may be associated, including 46 which are Company-owned.
With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

         Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions required for site restoration and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation.
Legal action against such other parties will be initiated where appropriate. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since technologies are still developing, the ultimate cost of remedial actions may change substantially.

         Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities at similarly situated sites, and the EPA figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these PRP sites and is contesting liability accordingly.

         As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million and $240 million, which is reflected in the Company's balance sheets at December 31, 1995 and 1994, respectively. The liability was reduced in 1995 to reflect the Company's current estimate, which incorporates the recent availability of better information regarding the cost to remediate one of its major sites, the Saratoga Springs manufactured gas plant site, since a Record of Decision was issued by the EPA at that site. The Saratoga Springs site is included on the National Priority's List. This liability represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $930 million, including approximately $430 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites.

         Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration. In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/ Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company has recognized as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

         Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful.

         CONSTRUCTION PROGRAM: The Company is committed to an ongoing construction program to assure delivery of its electric and gas services. The Company presently estimates that the construction program for the years 1996 through 2000 will require approximately $1.5 billion, excluding AFC and nuclear fuel. For the years 1996 through 2000, the estimates are $290 million, $295 million, $307 million, $306 million and $290 million, respectively, which includes $42 million, $46 million, $58 million, $49 million and $40 million, respectively, related to generation. These amounts are reviewed by management as circumstances dictate.

NOTE 10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK:
The fair value of fixed rate long-term debt and redeemable preferred stock is estimated using quoted market prices where available or discounting remaining cash flows at the Company's incremental borrowing rate. The carrying value of NYSERDA bonds and other long-term debt are considered to approximate fair value.

         The financial instruments held or issued by the Company are for purposes other than trading.  The estimated fair values of the Company's financial instruments are as follows:


------------------------------------------------------------------------------------------
                                                    (In thousands of dollars)
                                         -------------------------------------------------
        At December 31,                          1995                       1994
------------------------------------     ---------------------      ----------------------
                                         Carrying      Fair         Carrying      Fair
                                          Amount       Value         Amount       Value
------------------------------------     ---------------------      ----------------------
Cash and short-term
  investments                            $   153,475   $  153,475   $ 94,330      $ 94,330

Short-term debt                                -            -        416,750       416,750

Mandatorily redeemable
  preferred stock                            106,000       92,676    116,950       134,692

Long-term debt:  First Mortgage bonds      2,866,305    2,815,206  2,611,305     2,367,755
                 Medium Term notes            30,000       31,826     45,000        45,783
                 NYSERDA bonds               413,760      413,760    413,760       413,760
                 Swiss franc bond               -            -        50,000        83,682
                 Other                       292,436      292,436    224,107       224,107

         On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's investments in debt and equity securities consist of trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2 (See Note
3 - "Nuclear Plant Decommissioning"), short-term investments held by Opinac (a subsidiary) and a trust fund for certain pension benefits. The Company has classified all investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1995. The proceeds from the sale of investments were $70.3 million and $104.6 million in 1995 and 1994, respectively. Net realized and unrealized gains and losses related to the nuclear decommissioning trust are reflected in Accumulated depreciation and amortization on the Consolidated Balance Sheets, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates. The unrealized gains and losses related to the investments held by Opinac and the pension trust are included, net of tax, in stockholders' equity on the Consolidated Balance Sheets, while the realized gains and losses are included in Other items
(net) on the Consolidated Income Statements. The recorded fair values and cost basis of the Company's investments in debt and equity securities is as follows:

------------------------------------------------------------------------------------------
                                         (In thousands of dollars)
                   -----------------------------------------------------------------------
At December 31,                  1995                                    1994
---------------    ----------------------------------    ---------------------------------
                                Gross                                   Gross
                              Unrealized     Fair                     Unrealized     Fair
Security Type      Cost      Gain  (Loss)    Value       Cost        Gain  (Loss)    Value
---------------    ----------------------------------    ---------------------------------
U.S. Government
Obligations        $ 16,271   $ 3,009 $  -   $ 19,280    $15,165    $ 19  $  (325) $14,859

Commercial Paper     47,105     1,019    -     48,124       -          -        -      -

Tax Exempt
Obligations          66,155     3,830   (72)   69,913     45,029     659   (1,778)  43,910

Corporate
Obligations          45,279     5,399  (344)   50,334     27,407       9   (1,253)  26,163

Other                10,022       945    -     10,967      8,121      28     (348)   7,801
                   --------  --------  ----- --------    -------    ----  -------    -----
                   $184,832   $14,202 $(416) $198,618    $95,722    $715  $(3,704) $92,733
                   ========   ======= ====== ========   ========   =====  =======  =======





         Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:



                               In thousands of dollars
                               -----------------------

Year Ended December 31,         1995             1994
-----------------------         ----             ----
   Realized gains              $2,523           $1,123

   Realized losses             $  328           $1,637




         The contractual maturities of the Company's investments in debt securities is as follows:

---------------------------------------------------------
                                At December 31, 1995
                            -----------------------------
                              (In thousands of dollars)
                            -----------------------------
                             Fair Value          Cost
---------------------------------------------------------
Less than 1 year            $48,124           $47,105

1 year to 5 years            10,308             9,689

5 years to 10 years          31,759            30,066

Due after 10 years           83,112            75,348


NOTE 11.  INFORMATION REGARDING THE ELECTRIC AND GAS BUSINESSES

         The Company is engaged principally in the business of production, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. The Company provides electric service to the public in an area of New York State having a total population of about 3,500,000, including among others, the cities of Buffalo, Syracuse, Albany, Utica, Schenectady, Niagara Falls, Watertown and Troy. The Company distributes or transports natural gas in areas of central, northern and eastern New York having a total population of about 1,700,000 nearly all within the Company's electric service area. Certain information regarding the Company's electric and natural gas segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with the practice established for regulatory purposes. Identifiable assets include net utility plant, materials and supplies, deferred finance charges, deferred recoverable energy costs and certain other regulatory and other assets. Corporate assets consist of other property and investments, cash, accounts receivable, prepayments, unamortized debt expense and certain other regulatory and other assets. At December 31, 1995, total plant assets consisted of 24.1% Nuclear, 16.7% Generation, 41.5% Transmission and Distribution, 4.5% Hydro and 10.3% Gas and 2.9% Common.

                                   In thousands of dollars
                                   -----------------------
                              1995          1994           1993
                              ----          ----           ----
Operating revenues:
  Electric                 $3,335,548    $3,528,987    $3,332,464
  Gas                         581,790       623,191       600,967
-----------------------------------------------------------------
     Total                 $3,917,338    $4,152,178    $3,933,431
=================================================================
Operating income before taxes:
  Electric                 $  587,282    $  466,978*   $  625,852
  Gas                          96,752        83,229        61,163
-----------------------------------------------------------------
     Total                 $  684,034    $  550,207    $  687,015
=================================================================
Pretax operating income, including AFC:
  Electric                 $  595,970    $  475,694    $  641,435
  Gas                          97,114        83,592        61,812
-----------------------------------------------------------------
     Total                    693,084       559,286       703,247
-----------------------------------------------------------------
Income taxes, included in operating expenses:
  Electric                    129,861        97,417       148,695
  Gas                          26,147        20,417        13,820
-----------------------------------------------------------------
     Total                    156,008       117,834       162,515
-----------------------------------------------------------------
Other (income) and
  deductions                    1,379       (21,410)     (22,475)
Interest charges              287,661       285,878       291,376
-----------------------------------------------------------------
Net income                 $  248,036    $  176,984    $  271,831
=================================================================
Depreciation and amortization:
  Electric                 $  292,995    $  283,694    $  255,718
  Gas                          24,836        24,657        20,905
-----------------------------------------------------------------
     Total                 $  317,831    $  308,351    $  276,623
=================================================================
Construction expenditures (including nuclear fuel):
  Electric                 $  285,722    $  376,159    $  429,265
  Gas                          60,082       113,965        90,347
-----------------------------------------------------------------
     Total                 $  345,804    $  490,124    $  519,612
=================================================================


Identifiable assets:
  Electric                 $7,592,287    $7,759,549    $7,700,888
  Gas                       1,123,045     1,093,812     1,008,272
-----------------------------------------------------------------
  Total                     8,715,332     8,853,361     8,709,160
Corporate assets              762,537       796,455       762,167
-----------------------------------------------------------------
  Total assets             $9,477,869    $9,649,816    $9,471,327
=================================================================

* Includes $196,625 of VERP expenses.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Operating revenues, operating income, net income and earnings per common share by quarters from 1995, 1994 and 1993, respectively, are shown in the following table. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods.
Gas sales peak in the winter.

                        In thousands of dollars
                        -----------------------
                                                        EARNINGS
                                 OPERATING     NET       (LOSS)
                    OPERATING     INCOME      INCOME   PER COMMON
   QUARTER ENDED     REVENUES      (LOSS)     (LOSS)      SHARE
----------------------------------------------------------------
 December 31, 1995   $  966,478    $113,510    $ 27,874    $ .13
              1994    1,018,110     (10,536)    (77,422)    (.61)
              1993      988,195      95,623      30,955      .16
----------------------------------------------------------------
September 30, 1995   $  887,231    $114,126    $ 46,941    $ .26
              1994      918,810     108,937      48,383      .27
              1993      879,952     108,539      48,595      .29
----------------------------------------------------------------
     June 30, 1995   $  938,816    $121,985    $ 54,485    $ .31
              1994      979,700     130,624      67,559      .42
              1993      929,245     132,669      65,325      .41
----------------------------------------------------------------
    March 31, 1995   $1,124,813    $178,405    $118,736    $ .75
              1994    1,235,558     203,348     138,464      .92
              1993    1,136,039     187,669     126,956      .86
----------------------------------------------------------------

         In the fourth quarter of 1994 the Company recorded $196.6 million (89 cents per common share) for the electric expense allocation of the VERP. In the third quarter of 1993 and the fourth quarters of 1994 and 1995, the Company recorded $10.3 million (5 cents per common share), $12.3 million (6 cents per common share), and $16.9 million (8 cents per common share), respectively, for MERIT earned in accordance with the 1991 Agreement.




NOTE 13.  SUBSEQUENT EVENT (UNAUDITED)

         On March 14, 1996, the PSC approved the Company's petition which requested authorization of a senior debt facility for the purpose of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1996 through June 1999.
Subsequently, the Company completed the $813.7 million senior debt facility with the bank group. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $434 million for letters of credit and other purposes. The letter of credit facility provides credit support for $414 million of outstanding pollution control revenue bonds issued through NYSERDA. The interest rate applicable to the senior debt facility currently approximates 7 1/4% and is calculated on the basis of a percentage margin over either London Interbank Offered Rates or the agent banks' base rate capped at 15%. The term loan facility, the revolving credit facility, the letter of credit facility and certain indemnifications are collateralized by the Company's first mortgage bonds. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan).

ELECTRIC AND GAS STATISTICS

ELECTRIC CAPABILITY

                               Thousands of kilowatts
                               ----------------------
          December 31,    1995       %        1994     1993
------------------------------------------------------------
Owned:

  Coal                   1,316      16.0     1,285     1,285
  Oil                      636       7.7       646     1,496
  Dual Fuel - Oil/Gas      700       8.5       700       700
  Nuclear                1,082      13.2     1,048     1,048
  Hydro                    665       8.1       700       700
  Natural Gas               -         -         -         74
                         -----      ----     -----     -----
                         4,399      53.5     4,379     5,303
                         -----      ----     -----     -----

Purchased:

  New York Power Authority

    -  Hydro            1,325       16.1     1,300     1,302
    -  Nuclear            110        1.3        74        65

  Unregulated
   generators           2,390       29.1     2,273     2,253
                        -----       ----     -----     -----
                        3,825       46.5     3,647     3,620
                        -----       ----     -----     -----
Total capability*       8,224      100.0     8,026     8,923
                        =====      =====     =====     =====

Electric peak load      6,211                6,458     6,191
                        =====                =====     =====

* Available capability can be increased during heavy load periods by purchases from neighboring interconnected systems.
         Hydro station capability is based on average December stream-flow conditions.



ELECTRIC STATISTICS
                                   1995         1994        1993
----------------------------------------------------------------
Electric sales (Millions of kw-hrs.):
Residential                       10,150       10,415      10,475
Commercial                        11,684       11,813      12,079
Industrial                         7,126        7,445       7,088
Industrial-Special                 4,053        4,118       3,888
Municipal service                    215          215         220
Other electric systems             4,456        7,593       3,974
-----------------------------------------------------------------
                                  37,684       41,599      37,724

Electric revenues (Thousands of dollars):

Residential                   $1,221,105   $1,233,007  $1,171,787
Commercial                     1,241,479    1,272,234   1,241,743
Industrial                       527,244      577,473     553,921
Industrial-Special                56,250       49,217      42,988
Municipal service                 49,543       50,007      50,642
Other electric systems            95,812      167,131     105,044
Miscellaneous                    144,115      179,918     166,339
-----------------------------------------------------------------
                              $3,335,548   $3,528,987  $3,332,464

Electric customers (Average):

Residential                    1,411,953    1,405,343   1,398,756
Commercial                       145,965      144,249     143,078
Industrial                         2,159        2,105       2,132
Industrial-Special                    83           82          76
Other                              1,497        2,318       3,438
-----------------------------------------------------------------
                               1,561,657    1,554,097   1,547,480

Residential (Average):

Annual kw-hr. use per customer     7,189        7,411       7,489

Cost to customer per kw-hr.
  (in cents)                       12.03        11.84       11.19

Annual revenue per customer      $864.83      $877.37     $837.74


GAS STATISTICS

                                  1995         1994        1993
-----------------------------------------------------------------
Gas Sales (Thousands of dekatherms):

Residential                       51,842       56,491      54,908
Commercial                        23,818       25,783      23,743
Industrial                         2,660        3,097       4,316
Other gas systems                    161          244         234
-----------------------------------------------------------------
   Total sales                    78,481       85,615      83,201

Spot market                        1,723        1,572      13,223
Transportation of customer-
  owned gas                      144,613       85,910      67,741
-----------------------------------------------------------------
   Total gas delivered           224,817      173,097     164,165

Gas Revenues (Thousands of dollars):

Residential                   $  368,391   $  398,257  $  370,565
Commercial                       143,643      159,157     144,834
Industrial                        11,530       14,602      18,482
Other gas systems                    762        1,159       1,066
Spot market                        3,096        4,370      29,782
Transportation of customer-
  owned gas                       48,290       38,346      34,843
Miscellaneous                      6,078        7,300       1,395
-----------------------------------------------------------------
                              $  581,790   $  623,191  $  600,967
Gas Customers (Average):

Residential                      471,948      463,933     455,629
Commercial                        40,945       40,256      39,662
Industrial                           225          256         233
Other                                  1            1           1
Transportation                       652          661         673
-----------------------------------------------------------------
                                 513,771      505,107     496,198

Residential (Average):

Annual dekatherm use
  per customer                     109.8        121.8       120.5
Cost to customer per dekatherm   $  7.11      $  7.05     $  6.75
Annual revenue per customer      $780.58      $858.44     $813.30
Maximum day gas sendout
  (dekatherms)                  1,211,252     995,801     929,285


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has nothing to report for this item.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference to the information under the captions "Business Background of Nominees and Directors" and "Section 16(a) Compliance" in the Company's Proxy Statement dated
March 25, 1996. The information regarding executive officers appears at the end of Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the information under the captions "Board of Directors' Compensation and Succession Committee Report on Executive Compensation," "Executive Compensation,"
"Compensation of Directors" and "Compensation and Succession
Committee Interlocks and Insider Participation; Certain
Relationships and Related Transactions" in the Company's Proxy
Statement dated March 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         Incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and
Management" in the Company's Proxy Statement dated March 25, 1996.
The Company knows of no arrangements including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the information under the captions "Compensation of William E. Davis, Chairman of the Board and Chief Executive Officer," "Employee Agreements" and
"Compensation and Succession Committee Interlocks and Insider
Participation; Certain Relationships and Related Transactions" in the Company's Proxy Statement dated March 25, 1996.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)     Certain documents filed as part of the Form 10-K.

(1)      INDEX OF FINANCIAL STATEMENTS

         Report of Independent Accountants

         Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1995
         Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Cash Flows for each of the three  years in the period ended December 31, 1995
         Notes to Consolidated Financial Statements

         Separate financial statements of the Company have been omitted since it is primarily an operating company and all consolidated subsidiaries are wholly-owned directly or by subsidiaries.

(2) The following financial statement schedules of the Company for the years ended December 31, 1995, 1994 and 1993 are included:

            Report of Independent Accountants on Financial
            Statement Schedule

            Consolidated Financial Statement Schedule:

            II--Valuation and Qualifying Accounts and Reserves

         The Financial Statement Schedule above should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data).

         Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(3)      List of Exhibits:

     See Exhibit Index.

(b)  Reports on Form 8-K:

     Form 8-K Reporting Date - March 5, 1996.
     Items Reported - Item 5.  Other Events.

         Registrant filed certain financial information substantially constituting a portion of its 1995 Annual Report to Stockholders including financial statements for the fiscal year ended December 31, 1995.

(c)  Exhibits.

     See Exhibit Index.

(d)  Financial Statement Schedule.

     See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
-----------------------------------------------------------------

To the Board of Directors of
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated January 25, 1996 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP


Syracuse, New York
January 25, 1996

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other                       at End
    Description              of Period    Expenses    Accounts      Deductions   of Period
------------------------    ----------   ----------  ----------     ----------   ---------
 Allowance for Doubtful
Accounts - deducted from
 Accounts Receivable in
the Consolidated Balance
       Sheets

        1995                  $3,600       $31,284   $16,400 (a)    $31,284 (b)    $20,000

        1994                   3,600        39,599       -           39,599 (b)      3,600

        1993                   3,600        37,200       -           37,200 (b)      3,600

(a)      The Company increased its allowance for doubtful accounts in 1995 and recorded a regulatory asset of $16.4 million, which reflects the amount that the Company expects to recover in rates.

(b)      Uncollectible accounts written off net of recoveries of $10,830, $7,969 and $9,704 in
         1995, 1994 and 1993, respectively.


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other                       at End
    Description              of Period    Expenses    Accounts      Deductions   of Period
------------------------    ----------   ----------  ----------     ----------   ---------
  Reserve for Loss on
     Investment -
   NM Uranium, Inc. -
 deducted from Utility
  Plant, Nuclear Fuel
in the Consolidated Balance
        Sheets

        1995                  $58,200      $3,805    $   -          $52,642 (c)    $ 9,363

        1994                   56,300       1,900        -              -           58,200

        1993                   53,000       3,300        -              -           56,300


(c)      Represents the portion of the investment charged to the reserve.



NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other                       at End
    Description              of Period    Expenses    Accounts      Deductions   of Period
------------------------    ----------   ----------  ----------     ----------   ---------
   Reserve for Loss on
 oil and gas operations -
  Opinac Energy Corp. -
     deducted from
  Other Property and
      Investments in
the Consolidated Balance
        Sheets

        1995                  $  -         $  -      $   -          $   -          $  -

        1994                     -            -          -              -             -

        1993                   65,837         -          -           65,837 (d)       -

(d)      Represents the reversal of the total reserve upon sale of the oil and gas operations in
         June 1993.


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C          Column D      Column E
------------------------    ----------   ----------------------   ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                 Balance
                             Beginning    Costs and    Other                    at End
    Description              of Period    Expenses    Accounts    Deductions   of Period (e)
------------------------    ----------   ----------  ----------   ----------   ---------
   Miscellaneous
 Valuation Reserves

      1995                  $29,197      $18,719    $  -           $8,490       $39,426

      1994                    9,167       20,030       -             -           29,197

      1993                    1,407        7,760       -             -            9,167


(e)      The reserve relates primarily to certain inventory and non-rate base properties.


NIAGARA MOHAWK POWER CORPORATION

LIST OF EXHIBITS
----------------

         In the following exhibit list, NMPC refers to the Company and CNYP refers to Central New York Power Corporation. Each document referred to below is incorporated by reference to the files of the Commission, unless the reference to the document in the list is preceded by an asterisk. Previous filings with the Commission are indicated as follows:

  A--NMPC Registration Statement No. 2-8214;
  C--NMPC Registration Statement No. 2-8634;
  F--CNYP Registration Statement No. 2-3414;
  G--CNYP Registration Statement No. 2-5490;
  V--NMPC Registration Statement No. 2-10501;
  X--NMPC Registration Statement No. 2-12443;
  Z--NMPC Registration Statement No. 2-13285;
 CC--NMPC Registration Statement No. 2-16193;
 DD--NMPC Registration Statement No. 2-18995;
 GG--NMPC Registration Statement No. 2-25526;
 HH--NMPC Registration Statement No. 2-26918;
 II--NMPC Registration Statement No. 2-29575;
 JJ--NMPC Registration Statement No. 2-35112;
 KK--NMPC Registration Statement No. 2-38083;
 OO--NMPC Registration Statement No. 2-49570;
 QQ--NMPC Registration Statement No. 2-51934;
 SS--NMPC Registration Statement No. 2-52852;
 TT--NMPC Registration Statement No. 2-54017;
 VV--NMPC Registration Statement No. 2-59500;
CCC--NMPC Registration Statement No. 2-70860;
III--NMPC Registration Statement No. 2-90568;
OOO--NMPC Registration Statement No. 33-32475;
PPP--NMPC Registration Statement No. 33-38093;
QQQ--NMPC Registration Statement No. 33-47241;
RRR--NMPC Registration Statement No. 33-59594;

b--NMPC Annual Report on Form 10-K for year ended December 31,
1990; and
c--NMPC Annual Report on Form 10-K for year ended December 31,
1992; and
d--NMPC Annual Report on Form 10-K for year ended December 31,
1993; and
e--NMPC Annual Report on Form 10-K for year ended December 31,
1994.
f--NMPC Quarterly Report on Form 10-Q for quarter ended March 31,
1993; and
g--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1993; and
h--NMPC Quarterly Report on Form 10-Q for quarter ended June 30,
1995.

                                                            INCORPORATION BY REFERENCE
                                                        ----------------------------------

                                                         PREVIOUS         PREVIOUS EXHIBIT
EXHIBIT NO.   DESCRIPTION OF INSTRUMENT                   FILING            DESIGNATION
----------    -------------------------                  --------         ----------------

 3(a)(1)   --Certificate of Consolidation of New
             York Power and Light Corporation,
             Buffalo Niagara Electric Corporation
             and Central New York Power Corporation,
             filed in the office of the New York
             Secretary of State, January 5, 1950.            e                   3(a)(1)

 3(a)(2)   --Certificate of Amendment of Certificate
             of Incorporation of NMPC, filed in the
             office of the New York Secretary of
             State, January 5, 1950.                         e                   3(a)(2)

 3(a)(3)   --Certificate of Amendment of Certificate
             of Incorporation of NMPC, pursuant to
             Section 36 of the Stock Corporation Law of
             New York, filed August 22, 1952, in the
             office of the New York Secretary of State.      e                   3(a)(3)

 3(a)(4)   --Certificate of NMPC pursuant to Section
             11 of the Stock Corporation Law of New
             York filed May 5, 1954 in the office of
             the New York Secretary of State.                e                   3(a)(4)

 3(a)(5)   --Certificate of Amendment of Certificate of
             Incorporation of NMPC, pursuant to Section
             36 of the Stock Corporation Law of New
             York, filed January 9, 1957 in the office
             of the New York Secretary of State.             e                   3(a)(5)

 3(a)(6)   --Certificate of NMPC pursuant to Section
             11 of the Stock Corporation Law of New
             York, filed May 22, 1957 in the office of
             the New York Secretary of State.                e                   3(a)(6)

 3(a)(7)   --Certificate of NMPC pursuant to Section
             11 of the Stock Corporation Law of New
             York, filed February 18, 1958 in the office
             of the New York Secretary of State.             e                   3(a)(7)

 3(a)(8)   --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed May 5, 1965 in the office
             of the New York Secretary of State.             e                   3(a)(8)

 3(a)(9)   --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of New
             York, filed August 24, 1967 in the office
             of the New York Secretary of State.             e                   3(a)(9)

 3(a)(10)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of New
             York, filed August 19, 1968 in the office
             of the New York Secretary of State.             e                   3(a)(10)

 3(a)(11)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of New
             York, filed September 22, 1969 in the office
             of the New York Secretary of State.             e                   3(a)(11)

 3(a)(12)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of New
             York, filed May 12, 1971 in the office of
             the New York Secretary of State.                e                   3(a)(12)

 3(a)(13)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed August 18, 1972 in the
             office of the New York Secretary of State.      e                   3(a)(13)

 3(a)(14)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed June 26, 1973 in the
             office of the New York Secretary of State.      e                   3(a)(14)

 3(a)(15)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed May 9, 1974 in the
             office of the New York Secretary of State.      e                   3(a)(15)

 3(a)(16)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed March 12, 1975 in the
             office of the New York Secretary of State.      e                   3(a)(16)

 3(a)(17)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed May 7, 1975 in the
             office of the New York Secretary of State.      e                   3(a)(17)

 3(a)(18)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed August 27, 1975 in the
             office of the New York Secretary of State.      e                   3(a)(18)

 3(a)(19)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York, filed May 7, 1976 in the
             office of the New York Secretary of State.      e                   3(a)(19)

 3(a)(20)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed September 28, 1976 in the
             office of the New York Secretary of State.      e                   3(a)(20)

 3(a)(21)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed January 27, 1978 in the
             office of the New York Secretary of State.      e                   3(a)(21)

 3(a)(22)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed May 8, 1978 in the
             office of the New York Secretary of State.      e                   3(a)(22)

 3(a)(23)  --Certificate of Correction of the
             Certificate of Amendment filed May 7,
             1976 of the Certificate of Incorporation
             under Section 105 of the Business
             Corporation Law of New York filed
             July 13, 1978 in the office of the
             New York Secretary of State.                    e                   3(a)(23)


 3(a)(24)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed July 17, 1978 in the
             office of the New York Secretary of State.      e                   3(a)(24)

 3(a)(25)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed March 3, 1980 in the
             office of the New York Secretary of State.      e                   3(a)(25)

 3(a)(26)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed March 31, 1981 in the
             office of the New York Secretary of State.      e                   3(a)(26)

 3(a)(27)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed March 31, 1981 in the
             office of the New York Secretary of State.      e                   3(a)(27)

 3(a)(28)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed April 22, 1981 in the
             office of the New York Secretary of State.      e                   3(a)(28)

 3(a)(29)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed May 8, 1981 in the office
             of the New York Secretary of State.             e                   3(a)(29)

 3(a)(30)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed April 26, 1982 in the
             office of the New York Secretary of State.      e                   3(a)(30)

 3(a)(31)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed January 24, 1983 in the
             office of the New York Secretary of State.      e                   3(a)(31)

 3(a)(32)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed August 3, 1983 in the
             office of the New York Secretary of State.      e                   3(a)(32)

 3(a)(33)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed December 27, 1983 in the
             office of the New York Secretary of State.      e                   3(a)(33)

 3(a)(34)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed December 27, 1983 in the
             office of the New York Secretary of State.      e                   3(a)(34)

 3(a)(35)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed June 4, 1984 in the
             office of the New York Secretary of State.      e                   3(a)(35)

 3(a)(36)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed August 29, 1984 in the
             office of the New York Secretary of State.      e                   3(a)(36)

 3(a)(37)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed April 17, 1985, in the
             office of the New York Secretary of State.      e                   3(a)(37)

 3(a)(38)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed May 3, 1985, in the
             office of the New York Secretary of State.      e                   3(a)(38)

 3(a)(39)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed December 24, 1986 in the
             office of the New York Secretary of State.      e                   3(a)(39)

 3(a)(40)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed June 1, 1987 in the
             office of the New York Secretary of State.      e                   3(a)(40)

 3(a)(41)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed July 16, 1987 in the
             office of the New York Secretary of State.      e                   3(a)(41)

 3(a)(42)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed May 27, 1988 in the
             office of the New York Secretary of State.      e                   3(a)(42)

 3(a)(43)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed September 27, 1990 in the
             office of the New York Secretary of State.      e                   3(a)(43)

 3(a)(44)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed October 18, 1991 in the
             office of the New York Secretary of State.      e                   3(a)(44)

 3(a)(45)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed May 5, 1994 in the
             office of the New York Secretary of State.      e                   3(a)(45)

 3(a)(46)  --Certificate of Amendment of Certificate
             of Incorporation of NMPC under Section
             805 of the Business Corporation Law of
             New York filed August 5, 1994 in the
             office of the New York Secretary of State.      e                   3(a)(46)

 3(b)      --By-Laws of NMPC.                                e                   3(b)

 4(a)      --Agreement to furnish certain debt
             instruments.                                    e                   4(b)

 4(b)(1)   --Mortgage Trust Indenture dated as of
             October 1, 1937 between NMPC (formerly
             CNYP) and Marine Midland Bank, N.A.
             (formerly named The Marine Midland Trust
             Company of New York), as Trustee.               F                   **


_________________________
  **  Filed October 15, 1937 after effective date of Registration Statement No. 2-3414.



 4(b)(2)   --Supplemental Indenture dated as of
             December 1, 1938, supplemental to
             Exhibit 4(1).                                   VV                  2-3

 4(b)(3)   --Supplemental Indenture dated as of
             April 15, 1939, supplemental to
             Exhibit 4(1).                                   VV                  2-4

 4(b)(4)   --Supplemental Indenture dated as of
             July 1, 1940, supplemental to
             Exhibit 4(1).                                   VV                  2-5

 4(b)(5)   --Supplemental Indenture dated as of
             October 1, 1944, supplemental to
             Exhibit 4(1).                                   G                   7-6

 4(b)(6)   --Supplemental Indenture dated as of
             June 1, 1945, supplemental to
             Exhibit 4(1).                                   VV                  2-8

 4(b)(7)   --Supplemental Indenture dated as of
             August 17, 1948, supplemental to
             Exhibit 4(1).                                   VV                  2-9

 4(b)(8)   --Supplemental Indenture dated as of
             December 31, 1949, supplemental to
             Exhibit 4(1).                                   A                   7-9

 4(b)(9)   --Supplemental Indenture dated as of
             January 1, 1950, supplemental to
             Exhibit 4(1).                                   A                   7-10

 4(b)(10)  --Supplemental Indenture dated as of
             October 1, 1950, supplemental to
             Exhibit 4(1).                                   C                   7-11

 4(b)(11)  --Supplemental Indenture dated as of
             October 19, 1950, supplemental to
             Exhibit 4(1).                                   C                   7-12

 4(b)(12)  --Supplemental Indenture dated as of
             February 20, 1953, supplemental to
             Exhibit 4(1).                                   V                   4-16

 4(b)(13)  --Supplemental Indenture dated as of
             April 25, 1956, supplemental to
             Exhibit 4(1).                                   X                   4-19

 4(b)(14)  --Supplemental Indenture dated as of
             March 15, 1960, supplemental to
             Exhibit 4(1).                                   CC                  2-23

 4(b)(15)  --Supplemental Indenture dated as of
             October 1, 1966, supplemental to
             Exhibit 4(1).                                   GG                  2-27

 4(b)(16)  --Supplemental Indenture dated as of
             July 15, 1967, supplemental to
             Exhibit 4(1).                                   HH                  4-29

 4(b)(17)  --Supplemental Indenture dated as of
             August 1, 1967, supplemental to
             Exhibit 4(1).                                   HH                  4-30

 4(b)(18)  --Supplemental Indenture dated as of
             August 1, 1968, supplemental to
             Exhibit 4(1).                                   II                  2-30

 4(b)(19)  --Supplemental Indenture dated as of
             March 15, 1977, supplemental to
             Exhibit 4(1).                                   VV                  2-39

 4(b)(20)  --Supplemental Indenture dated as of
             August 1, 1977, supplemental to
             Exhibit 4(1).                                   CCC                 4(b)(40)

 4(b)(21)  --Supplemental Indenture dated as of
             March 1, 1978, supplemental to
             Exhibit 4(1).                                   CCC                 4(b)(42)

 4(b)(22)  --Supplemental Indenture dated as of
             June 15, 1980, supplemental to
             Exhibit 4(1).                                   CCC                 4(b)(46)

 4(b)(23)  --Supplemental Indenture dated as of
             November 1, 1985, supplemental to
             Exhibit 4(1).                                   III                 4(b)(64)

 4(b)(24)  --Supplemental Indenture dated as of
             October 1, 1989, supplemental to
             Exhibit 4(1).                                   OOO                 4(b)(73)

 4(b)(25)  --Supplemental Indenture dated as of
             June 1, 1990, supplemental to
             Exhibit 4(1).                                   PPP                 4(b)(74)

 4(b)(26)  --Supplemental Indenture dated as of
             November 1, 1990, supplemental to
             Exhibit 4(1).                                   PPP                 4(b)(75)

 4(b)(27)  --Supplemental Indenture dated as of
             March 1, 1991, supplemental to
             Exhibit 4(1).                                   QQQ                 4(b)(76)

 4(b)(28)  --Supplemental Indenture dated as of
             October 1, 1991, supplemental to
             Exhibit 4(1).                                   QQQ                 4(b)(77)

 4(b)(29)  --Supplemental Indenture dated as of
             April 1, 1992, supplemental to
             Exhibit 4(1).                                   QQQ                 4(b)(78)

 4(b)(30)  --Supplemental Indenture dated as of
             June 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(79)

 4(b)(31)  --Supplemental Indenture dated as of
             July 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(80)

 4(b)(32)  --Supplemental Indenture dated as of
             August 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(81)

 4(b)(33)  --Supplemental Indenture dated as of
             April 1, 1993, supplemental to
             Exhibit 4(1).                                   f                   4(b)(82)

 4(b)(34)  --Supplemental Indenture dated as of
             July 1, 1993, supplemental to
             Exhibit 4(1).                                   g                   4(b)(83)

 4(b)(35)  --Supplemental Indenture dated as of
             September 1, 1993, supplemental to
             Exhibit 4(1).                                   g                   4(b)(84)

 4(b)(36)  --Supplemental Indenture dated as of
             March 1, 1994, supplemental to
             Exhibit 4(1).                                   d                   4(b)(85)

 4(b)(37)  --Supplemental Indenture dated as of
             July 1, 1994, supplemental to
             Exhibit 4(1).                                   e                   4(86)

 4(b)(38)  --Supplemental Indenture dated as of
             May 1, 1995, supplemental to
             Exhibit 4(1).                                   h                   4(87)

 4(b)(39)  --Agreement dated as of August 16, 1940,
             between CNYP, The Chase National Bank
             of the City of New York, as Successor
             Trustee, and The Marine Midland Trust
             Company of New York, as Trustee.                G                   7-23

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

(A)10-11   --NMPC Officers' Incentive Compensation Plan -
             Plan Document.                                  b                   10-16

(A)10-12   --NMPC Management Incentive Compensation Plan -
             Plan Document.                                  b                   10-17

(A)10-13   --NMPC 1990 Stock Award Plan.                     b                   10-18

(A)10-14   --NMPC Deferred Compensation Plan.                d                   10-16

(A)10-15   --NMPC Performance Share Unit Plan.               d                   10-17

(A)10-16   --NMPC 1992 Stock Option Plan.                    d                   10-18

(A)10-17   --Employment Agreement between NMPC and
             William E. Davis, Chairman of the Board
             and Chief Executive Officer, dated
             January 1, 1993, including letter dated
             January 24, 1994.                               d                   10-19

(A)10-18   --Employment Agreement between NMPC and
             John M. Endries, President, dated
             January 1, 1993, including letter
             dated January 24, 1994.                         d                   10-20

(A)10-19   --Employment Agreement between NMPC and
             B. Ralph Sylvia, Executive Vice
             President, Nuclear, dated January 1,
             1993, including letter dated
             January 24, 1994.                               d                   10-21

(A)10-20   --Employment Agreement between NMPC and
             David J. Arrington, Sr. Vice President,
             Human Resources, dated January 1, 1993,
             including letter dated January 24, 1994.        d                   10-22

(A)10-21   --Employment Agreement between NMPC and
             Darlene D. Kerr, Sr. Vice President,
             Electric Customer Service, dated
             January 1, 1994.                                d                   10-23

(A)10-22   --Employment Agreement between NMPC and
             Gary J. Lavine, Sr. Vice President,
             Legal and Corporate Relations, dated
             January 1, 1993, including letter
             dated January 24, 1994.                         d                   10-24

(A)10-23   --Employment Agreement between NMPC and
             John W. Powers, Sr. Vice President,
             Finance and Corporate Services, dated
             January 1, 1993, including letter dated
             January 24, 1994.                               d                   10-26

(A)10-23(a) --Amendment to employment agreement between
             NMPC and John W. Powers, Sr. Vice
             President, Finance and Corporate Services,
             dated November 8, 1994.                         e                   10-23(a)

(A)10-24   --Employment Agreement between NMPC and
             Michael P. Ranalli, Sr. Vice President,
             Electric Supply & Delivery, dated
             January 1, 1993, including letter dated
             January 24, 1994.                               d                   10-27

(A)10-25   --Agreement for Consulting Services between
             NMPC and William J. Donlon, effective
             July 15, 1993.                                  d                   10-28

*(A)10-26  --Employment Agreement between NMPC and
             Albert J. Budney, Jr., President and
             Chief Operating Officer, dated April 1, 1995.

*(A)10-27  --Amendment to employment agreement between
             NMPC and David J. Arrington, Sr. Vice
             President, Human Resources, dated October 10,
             1995.

*(A)10-28  --Amendment to employment agreement between
             NMPC and William E. Davis, Chairman of the
             Board and Chief Executive Officer, dated
             October 10, 1995.

*(A)10-29  --Amendment to employment agreement between
             NMPC and Gary J. Lavine, Sr. Vice President -
             Legal and Corporate Relations, dated October 10,
             1995.

*(A)10-30  --Amendment to employment agreement between
             NMPC and B. Ralph Sylvia, Executive Vice
             President - Electric Generation and Chief
             Nuclear Officer, dated October 10, 1995.

*(A)10-31  --NMPC 1995 Stock Incentive Plan.

*11        --Statement setting forth the computation of
             average number of shares of common stock
             outstanding.

*12        --Statements Showing Computations of Certain
             Financial Ratios.

*21        --Subsidiaries of the Registrant.

*23        --Consent of Price Waterhouse LLP,
             independent accountants.



 99(1)     --Form 11-K Annual Report of the Employee
             Savings Fund Plan for Represented Employees
             of Niagara Mohawk Power Corporation for       To be filed at
             Fiscal Year Ended December 31, 1995.          a later date.

 99(2)     --Form 11-K Annual Report of the Employee
             Savings Fund Plan for Non-represented
             Employees of Niagara Mohawk Power
             Corporation for Fiscal year ended             To be filed at
             December 31, 1995.                            a later date.

-------------------------
(A)      Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

EXHIBIT 10-26
-------------

EMPLOYMENT AGREEMENT
--------------------

         Agreement made as of the 1st day of April, 1995, between Niagara Mohawk Power Corporation (the "Company"), and Albert J.
Budney, Jr. (the "Executive").

         WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

         1. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning April 1, 1995 and expiring on March 31, 1998. The term of this Agreement will be extended by one year at the completion of each full year of employment, unless either party notifies the other to the contrary not later than sixty (60) days prior to the completion of the full year of employment.

         2. The Executive shall serve the Company as its President and Chief Operating Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company.
The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require.
The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

         3. a. During the term of this Agreement, the Company shall pay the Executive a salary at an annual rate of $315,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine.

                 b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto.

                 c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan and Performance Share Unit Plan, and any successors thereto, in accordance with the terms thereof.

                 d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

         4. Unless terminated in accordance with the following provisions of this paragraph 4, the Company shall continue to employ the Executive and the Executive shall continue to work for the Company, during the term of this Agreement.

                 a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4f below.

                 b. Upon the Executive's "Disability" (as defined below) the payment of benefits under the Company's short-term and long-term disability plans shall satisfy the Company's obligations under paragraph 3a hereof. The Executive shall be deemed to be under a Disability if (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition will render the Executive unable to perform the Executive's duties for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not substantially performed the Executive's duties hereunder for a period of 12 consecutive months.

                 c. The Company may terminate the Executive's employment at any time for "Cause"; Cause shall mean (i) a material default or other material breach by the Executive of his obligations under this Agreement, (ii) failure by the Executive diligently and competently to perform the Executive's duties under this Agreement, or (iii) misconduct, dishonesty, insubordination or other act by the Executive detrimental to the good will of the Company or damaging to the Company's relationships with its customers, suppliers or employees.

                 d. If any of the following events, any of which shall constitute "Good Reason", occurs within twenty-four full calendar months after a Change in Control (as that term is defined in Schedule B hereto), the Executive may voluntarily terminate the Executive's employment for Good Reason within 90 days after the occurrence of such event and be entitled to the severance benefits set forth in subparagraph e below.

         (i) The Company assigns any duties to the Executive which are materially inconsistent with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control; or

         (ii) the Company reduces the Executive's base salary, including deferrals, as in effect immediately prior to a Change in Control; or

         (iii) the Company discontinues any bonus or other compensation plan or any other benefit, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

         (iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled in accordance with normal vacation policy immediately prior to the Change in Control; or

         (v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

         (vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement;
or

         (vii) the Company fails to comply with and satisfy paragraph
5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of paragraph 5 hereof.

         The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.


                 e. The Company may terminate the Executive's employment at any time without Cause. In the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control as set forth above, the Company shall pay the Executive a severance benefit, payable in twenty-four equal monthly installments, equal to two years' base salary, plus the greater of (i) two times the most recent annual bonus or (ii) two times the average annual bonus for the three prior years. In addition, the Executive will be entitled to continue participation in the Company's benefit plans for a two-year period, provided, however, that such benefit continuation will terminate upon the Executive's coverage under comparable plans. The payments and benefits continuation provided to the Executive by the Company pursuant to this subsection will be in full and complete satisfaction (except as provided in subparagraphs f and i below and Schedule A hereto) of any and all obligations owing to the Executive pursuant to this Agreement.

                 f. Upon termination pursuant to a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any salary earned and unpaid to the date of termination, and any outstanding funds advanced by the Company to or on behalf of the Executive shall become immediately due and payable.

                 g. It is the intention of the parties to this Agreement that no severance benefits hereunder will be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control) and paid to or for benefit of the Executive) constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following ceiling notwithstanding anything in this Agreement to the contrary: The
"aggregate present value" of severance benefits payable under this Agreement which, together with all other payments to the Executive or for the Executive's benefit, would be "parachute payments" if their "aggregate present value" equalled or exceeded 300% of the Executive's "base amount" shall in no event exceed 295% of the Executive's "base amount" (within those terms' meaning under Section 280G of the Code).

                 h. The determination of any reduction in the payments under this Agreement, or in payments made other than pursuant to this Agreement, pursuant to the foregoing proviso, including apportionment among specific payments and benefits, shall be made by the Executive in good faith, and such determination shall be conclusive and binding on the Company. The Company shall make the calculations referred to above within thirty days following the termination of the Executive's employment and shall provide such calculations and the basis therefor to the Executive within such period. In the event the foregoing limit is exceeded, the Executive shall give notice to the Company within 20 days of the Executive's receipt of such calculations and related information of the Executive's determination of the reduction of benefits.

                 i. Subject to and contingent upon the occurrence of a Change in Control the Company agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, by the Executive or by any third party of the validity of, or liability under, this Agreement or the SERP
(including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A., provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

         5. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         6. The Executive shall not divulge or communicate to any person (except in performing the Executive's duties under this Agreement) or use for the Executive's own purposes trade secrets, confidential commercial information, or any other information, knowledge or data of the Company or of any of its Affiliates which is not generally known to the public and shall use the Executive's best efforts to prevent the publication or disclosure by any other person of any such secret, information, knowledge or data. All documents and objects made, compiled, received, held or used by the Executive while employed by the Company in connection with the business of the Company shall be and remain the Company's property and shall be delivered by the Executive to the Company upon the termination of the Executive's employment or at any earlier time requested by the Company. It is understood that the Executive shall retain ownership of the Executive's personal property, including the Executive's private working papers not containing proprietary information of or about the Company.

         7. The Executive agrees that during the Executive's employment at the Company and for a period of one year after the termination of the Executive's employment, the Executive will not directly or indirectly, whether or not for compensation and whether or not as an employee, be engaged in or have any financial interest in any business competing with or which may compete with the business of the Company (or with any business of any Affiliate for which the Executive performed services hereunder) within any state, region or locality in which the Company or such Affiliate is then doing business or marketing its products, as the business of the Company or such Affiliates may then be constituted. For purposes of this Agreement, the Executive shall be deemed to be engaged in or to have a financial interest in such a business if the Executive is an employee, officer, director, or partner, of any person, partnership, corporation, trust or other entity which is engaged in such a business, or if the Executive directly or indirectly performs services for such entity or if the Executive or any member of the Executive's immediate family beneficially owns an equity interest, or interest convertible into equity, in any such entity;
provided, however, that the foregoing shall not prohibit the Executive or a member of the Executive's immediate family from owning, for the purpose of passive investment, less than 5% of any class of securities of a publicly held corporation. The Executive recognizes that a breach or threatened breach by the Executive of the Executive's obligations under this paragraph 7 would cause irreparable injury to the Company, and the Company shall be entitled to preliminary and permanent injunctions enjoining the Executive from violating this paragraph 7 in addition to any other remedies which may be available.

         8. The Executive agrees that the Executive shall not, for a period of one year after the termination of this Agreement, employ any person who was employed by the Company or any of its Affiliates or induce such person to accept employment other than with the Company and its Affiliates.

         9. The Executive hereby agrees that any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information
(collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive shall, whenever requested to do so by the Company, at its expense, execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) in order to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work
Product, or (ii) in order to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

         10. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to paragraph 6, 7 or 8 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the governing rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York
Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under paragraph 6, 7, or 8 hereof, or if the Company makes any claim under paragraph 6, 7, or 8, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

         11. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by registered or certified mail, postage prepaid, addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202
ATTN:  Corporate Secretary

If to the Executive:

1241 West 58th Street
Kansas City, Missouri  64113

or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

         12. This Agreement constitutes the entire agreement between the parties hereto with respect to the Executive's employment by the Company, and supersedes and is in full substitution for any and all prior understandings or agreements with respect to the Executive's employment.

         13. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought.
The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

         14. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive.

         15. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

         16. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

         17. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

         18. The Executive represents and warrants that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

         19.  The obligations of the Executive set forth in paragraphs
6, 7, 8, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.

         IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.



/s/ Albert J. Budney, Jr.        NIAGARA MOHAWK POWER CORPORATION
-------------------------
Albert J. Budney, Jr.            By:  /s/ David J. Arrington
                                      ----------------------
                                      DAVID J. ARRINGTON
                                      Senior Vice President -
                                      Human Resources

SCHEDULE A
----------

Modifications in Respect of Albert J. Budney, Jr. ("Executive") to
the Supplemental Executive Retirement Plan ("SERP") of the Niagara
Mohawk Power Corporation ("Company")
------------------------------------

I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i)
         Executive's base annual salary, whether or not deferred, averaged over the final 36 months of the Executive's employment with the Company and (ii) average of the annual bonus earned by the Executive under the Corporation's Annual
         Officers Incentive Compensation Plan, whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the Executive's Disability (as defined in paragraph 4b of this Agreement) or (z) the Executive's termination of employment for Good Reason within the 24 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings
         (as modified above)) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.


/s/ Albert J. Budney, Jr.        NIAGARA MOHAWK POWER CORPORATION
-------------------------
Albert J. Budney, Jr.            By:  /s/ David J. Arrington
                                      ----------------------
                                      DAVID J. ARRINGTON
                                      Senior Vice President -
                                      Human Resources

SCHEDULE B
----------
         For purposes of this Agreement, the term "Change in Control"
shall mean:

         (1)     The acquisition by any individual, entity or group
(within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"))
(a "Person") of beneficial ownership (within the meaning of Rule
13d-3 promulgated under the Exchange Act) of 20% or more of either
(i) the then outstanding shares of common stock of the Company (the
"Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the
"Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of
Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph
(3) of this Schedule B are satisfied; or

         (2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

         (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company
Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding
Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

         (4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting
Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company
Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting
Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

EXHIBIT 10-27
-------------

                              October 10, 1995



Mr. David J. Arrington
4302 Hepatica Hill Road
Manlius, NY  13104

                    Re:                Employment Agreement

Dear Dave,

         Reference is made to the Employment Agreement between Niagara
Mohawk Power Corporation (the "Company") and you, dated as of January 1, 1993 (the "Agreement").

         Unless otherwise indicated, defined terms of the Agreement shall have the same meaning herein. In consideration of the mutual covenants and agreements hereinafter set forth, the Company hereby offers to amend the Agreement as follows:

         Paragraph II of Schedule A to the Agreement is hereby amended to read as follows:

         "Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight
         (8) years of continuous service with the Company."

         If you agree to the amendment of the Agreement as set forth above, kindly sign and date the attached copy of this letter and return it to me.

         If you have any questions or comments, please feel free to contact me.

                              Very truly yours,



                              /s/ William E. Davis



Agreed:          /s/ D. J. Arrington
          -------------------

Date:            10/10/95
          -------------------


EXHIBIT 10-28
-------------

                              October 10, 1995



Mr. William E. Davis
88 West Lake Road
Skaneateles, NY  13152

                    Re:                Employment Agreement

Dear Bill,

         Reference is made to the Employment Agreement between Niagara
Mohawk Power Corporation (the "Company") and you, dated as of January 1, 1993 (the "Agreement").

         Unless otherwise indicated, defined terms of the Agreement shall have the same meaning herein. In consideration of the mutual covenants and agreements hereinafter set forth, the Company hereby offers to amend the Agreement as follows:

         Paragraph II of Schedule A to the Agreement is hereby amended to read as follows:

         "Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight
         (8) years of continuous service with the Company."

         If you agree to the amendment of the Agreement as set forth above, kindly sign and date the attached copy of this letter and return it to me.

         If you have any questions or comments, please feel free to contact me.

                              Very truly yours,



                              /s/ David J. Arrington



Agreed:          /s/ William E. Davis
          --------------------

Date:            10/10/95
          -------------------

EXHIBIT 10-29
-------------

                              October 10, 1995



Mr. Gary J. Lavine
11 Holliston Circle
Fayetteville, NY  13066

                    Re:                Employment Agreement

Dear Gary,

         Reference is made to the Employment Agreement between Niagara
Mohawk Power Corporation (the "Company") and you, dated as of January 1, 1993 (the "Agreement").

         Unless otherwise indicated, defined terms of the Agreement shall have the same meaning herein. In consideration of the mutual covenants and agreements hereinafter set forth, the Company hereby offers to amend the Agreement as follows:

         Paragraph II of Schedule A to the Agreement is hereby amended to read as follows:

         "Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight
         (8) years of continuous service with the Company."

         If you agree to the amendment of the Agreement as set forth above, kindly sign and date the attached copy of this letter and return it to me.

         If you have any questions or comments, please feel free to contact me.

                              Very truly yours,



                              /s/ David J. Arrington



Agreed:          /s/ Gary J. Lavine
          -------------------

Date:            10/18/95
          -------------------

EXHIBIT 10-30
-------------

                              October 10, 1995



Mr. B. Ralph Sylvia
124 Coachmans Whip
Baldwinsville, NY  13027

                    Re:                Employment Agreement

Dear Ralph,

         Reference is made to the Employment Agreement between Niagara
Mohawk Power Corporation (the "Company") and you, dated as of January 1, 1993 (the "Agreement").

         Unless otherwise indicated, defined terms of the Agreement shall have the same meaning herein. In consideration of the mutual covenants and agreements hereinafter set forth, the Company hereby offers to amend the Agreement as follows:

         Paragraph II of Schedule A to the Agreement is hereby amended to read as follows:

         "Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight
         (8) years of continuous service with the Company."

         If you agree to the amendment of the Agreement as set forth above, kindly sign and date the attached copy of this letter and return it to me.

         If you have any questions or comments, please feel free to contact me.

                              Very truly yours,



                              /s/ David J. Arrington



Agreed:          /s/ B. Ralph Sylvia
          -------------------

Date:            October 17, 1995
          -------------------

EXHIBIT 10-31
-------------

NIAGARA MOHAWK POWER CORPORATION
--------------------------------
1995 STOCK INCENTIVE PLAN
-------------------------

ARTICLE 1.  ESTABLISHMENT, PURPOSE AND DURATION

         1.1     ESTABLISHMENT OF THE PLAN.  Niagara Mohawk Power
Corporation, a New York corporation (hereinafter referred to as the "Company"), hereby establishes an incentive compensation plan to be known as the "Niagara Mohawk Power Corporation 1995 Stock
Incentive Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan permits the grant of Stock
Appreciation Rights, Stock Units and Dividend Equivalents, as defined herein.

         The Plan shall become effective as of December 13, 1995 (the
"Effective Date") and shall remain in effect as provided in Section
1.3 herein.

         1.2 PURPOSE OF THE PLAN. The purpose of the Plan is to promote the success and enhance the value of the Company through the retention and continued motivation of Participants, focusing their efforts toward the execution of business strategies directed toward improving financial returns to shareholders.

         1.3     DURATION OF THE PLAN.  The Plan shall commence on the
Effective Date, as described in Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 14 herein, until the earlier of (i) December 31, 2002 and (ii) all SARs and Stock
Units subject to the Plan shall have been granted according to the Plan's provisions. The applicable terms of the Plan and any terms and conditions applicable to SARs or Stock Units, including any deferral elections, granted prior to such date shall survive the termination of the Plan.

ARTICLE 2.  DEFINITIONS

         Whenever used in the Plan, the following terms shall have the meanings set forth below and, when such meaning is intended, the initial letter of the word is capitalized:

         2.1 "Award" means, individually or collectively, a grant under the Plan of SARs or Stock Units.

         2.2 "Award Agreement" means an agreement entered into by each Participant and the Company, setting forth the terms and provisions applicable to an Award granted to a Participant under the Plan.

         2.3 "Base Value" of an SAR shall have the meaning set forth in Section 6.2 herein.

         2.4 "Board" or "Board of Directors" means the Board of Directors of the Company.

         2.5 "Cause" means: (i) a material default or other material breach by a Participant of his obligations under any Employment
Agreement he may have with the Company, (ii) failure by a Participant diligently and competently to perform his duties under any Employment Agreement he may have with the Company, or otherwise, or (iii) misconduct, dishonesty, insubordination or other act by a Participant detrimental to the good will of the Company or damaging the Company's relationships with its customers, suppliers or employees. "Cause" shall be determined in good faith by the Committee.

         2.6 "Change in Control" of the Company shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:

         (1)     The acquisition by any Person of beneficial ownership
                 (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding Shares of the Company or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities");
                 provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i),
                 (ii) and (iii) of subparagraph (3) below are satisfied;
                 or

         (2) Individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board;
                 provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

         (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and Outstanding Company Voting
                 Securities immediately prior to such reorganization, merger or consolidation, in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Shares and Outstanding Company Voting
                 Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

         (4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or
                 (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and Outstanding Company Voting
                 Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition of the Outstanding Shares and Outstanding
                 Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding
                 Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company;

provided, however, that the implementation of the corporate restructuring contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6,
1995, or any substantially similar corporate restructuring (as determined by the Committee) shall not be deemed to be a "Change in Control".

         2.7 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         2.8     "Committee" means the committee, as specified in Article
3, appointed by the Board to administer the Plan with respect to grants of Awards.

         2.9     "Company" means Niagara Mohawk Power Corporation, a New
York corporation, or any successor thereto as provided in Article
16 herein.

         2.10 "Director" means any individual who is a member of the Board of Directors of the Company.

         2.11 "Disability" shall have the meaning ascribed to such term under Section 22(e)(3) of the Code.

         2.12 "Dividend Equivalent" means, with respect to Shares underlying a Stock Unit, an amount equal to all cash and stock dividends declared on an equal number of outstanding Shares on all common stock dividend payment dates occurring during the Vesting
Period.

         2.13 "Eligible Employee" means an Employee who is eligible to participate in the Plan, as set forth in Section 5.1 herein.

         2.14 "Employee" means any full-time employee of the Company, who is not covered by any collective bargaining agreement to which the Company is a party. Directors who are not otherwise employed by the Company shall not be considered Employees under the Plan.
For purposes of the Plan, transfer of employment of a Participant from the Company to any one of its Subsidiaries shall not be deemed a termination of employment.

         2.15 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

         2.16 "Exercise Period" means the period during which an SAR is exercisable, as set forth in the related Award Agreement.

         2.17 "Fair Market Value" means the average of the daily opening and closing sale prices as reported in the consolidated transaction reporting system.

         2.18 "Participant" means an Employee of the Company who has outstanding an Award granted under the Plan.

         2.19    "Person" shall have the meaning ascribed to such term in
Section 3(a)(9) of the Exchange Act, as used in Sections 13(d) and 14(d) thereof, including usage in the definition of a "group" in
Section 13(d) thereof.

         2.20 "Retirement" shall have the meaning ascribed to such term in the tax-qualified defined benefit pension plan maintained by the Company for the benefit of some or all of its non-represented employees.

         2.21 "Shares" means the shares of common stock of the Company, par value $1.

         2.22 "Stock Appreciation Right" or "SAR" means a right, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 6 herein. Each SAR shall be denominated in terms of one Share.

         2.23 "Stock Unit" means a right, designated as a Stock Unit, to receive a payment on or about the last day of a Vesting Period, pursuant to the terms of Article 7 herein. Each Stock Unit shall be denominated in terms of one Share.

         2.24 "Subsidiary" means any corporation that is a "subsidiary corporation" of the Company as that term is defined in Section
424(f) of the Code.

         2.25 "Valuation Period" means the 12 trading day period ending on and including the relevant date.

         2.26    "Vesting Period" means the period during which Stock
Units are not yet payable, as set forth in the related Award
Agreement.

ARTICLE 3.  ADMINISTRATION

         3.1 THE COMMITTEE. The Plan shall be administered by the Compensation and Succession Committee of the Board, or by any other
Committee appointed by the Board consisting of not less than two
(2) non-employee Directors. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors. The Committee, to the extent necessary, shall be comprised solely of Directors who are eligible to administer the Plan pursuant to Rule 16b-3(c)(2) under the Exchange Act.

         3.2 AUTHORITY OF THE COMMITTEE. The Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and subject to the provisions herein, to determine the size and types of Awards; to determine the terms and conditions of such Awards in a manner consistent with the Plan; to construe and interpret the Plan and any agreement or instrument entered into under the Plan;
to establish, amend or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 14 herein) to amend the terms and conditions of any outstanding Award.
Further, the Committee shall make all other determinations that may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

         3.3 DECISIONS BINDING. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its shareholders, Employees, Participants and their estates and beneficiaries.

         3.4 COSTS. The Company shall pay all costs of administration of the Plan.

ARTICLE 4.  SARs AND STOCK UNITS SUBJECT TO THE PLAN

         4.1 NUMBER. Subject to Section 4.2 herein, the maximum number of SARs and Stock Units available for grant under the Plan shall be 700,000.

         4.2 ADJUSTMENTS IN AUTHORIZED SHARES. In the event of any merger, reorganization consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure of the Company affecting the Shares, such adjustment shall be made in the number of SARs and Stock Units that may be granted under the Plan, and in the number and/or price of outstanding Awards granted under the Plan, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights;
provided, however, that the number of SARs and Stock Units subject to an Award shall always be a whole number.

ARTICLE 5.  ELIGIBILITY AND PARTICIPATION

         5.1 ELIGIBILITY. Persons eligible to participate in the Plan include all Employees who are officers of the Company, as determined by the Committee, including Employees who are members of the Board, but excluding Directors who are not Employees.

         5.2 ACTUAL PARTICIPATION. Subject to the provisions of the Plan, the Committee may, from time to time, select from all eligible Employees those to whom Awards shall be granted and shall determine the nature and amount of each Award.

ARTICLE 6.  STOCK APPRECIATION RIGHTS

         6.1 GRANT OF SARs. Subject to the terms and conditions of the Plan, SARs may be granted to Eligible Employees at any time and from time to time, as shall be determined by the Committee.

         The Committee shall have complete discretion in determining the number of SARs granted to each Participant (subject to Article
4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such SARs.

         6.2     BASE VALUE.  The Base Value of an SAR shall equal the
Fair Market Value of a Share determined for the 12 trading day period commencing October 16, 1995 to and including October 31, 1995, or for such other period as the Compensation Committee, in its sole discretion, shall determine at the time of grant.

         6.3 EXERCISE AND PAYMENT OF SARs. A Participant may exercise an SAR at any time during the Exercise Period. SARs shall be exercised by the delivery of a written notice of exercise to the Company, setting forth the number of SARs being exercised. Upon exercise of an SAR, a Participant shall be entitled to receive payment in cash from the Company in an amount equal to the product of:

         (a) the excess of (i) the Fair Market Value of a Share on the date of exercise over (ii) the Base Value of the SAR, multiplied by

         (b) the number of Shares with respect to which the SAR is exercised.

         6.4 SAR AWARD AGREEMENT. Each SAR grant shall be evidenced by an Award Agreement that shall specify the number of SARs granted, the Base Value, the Exercise Period, the expiration date and such other provisions as the Committee shall determine.

         6.5 LAPSE OF SARs. Subject to the provisions of Article 9, an SAR will lapse upon the earlier of (i) ten (10) years from the date of grant and (ii) the expiration of the Exercise Period as set forth in the grant.

ARTICLE 7.  STOCK UNITS

         7. 1    GRANT OF STOCK UNITS.  Subject to the terms and
conditions of the Plan, Stock Units may be granted to Eligible
Employees at any time and from time to time, as shall be determined by the Committee.

         The Committee shall have complete discretion in determining the number of Stock Units granted to each Participant (subject to Article 4 herein) and, consistent with the provisions of the Plan, in determining the terms and conditions pertaining to such Stock
Units.

         7.2     VESTING OF STOCK UNITS.  The Vesting Period of Stock
Units granted under the Plan shall be determined by the Committee, in its sole discretion, as set forth in the related Award
Agreement.

         7.3     PAYMENT OF STOCK UNITS.  After the applicable Vesting
Period has ended, the holder of Stock Units shall be entitled to receive, for each Stock Unit held, payment in cash from the Company in an amount equal to the Fair Market Value of one Share determined as of the Valuation Period ending on the last day of the Vesting
Period. Payment shall be made on or about the last day of the Vesting Period.

         7.4 STOCK UNIT AWARD AGREEMENT. Each Stock Unit grant shall be evidenced by an Award Agreement that shall specify the number of Stock Units granted, the Vesting Period and such other provisions as the Committee shall determine.

ARTICLE 8.  DIVIDEND EQUIVALENTS

         Simultaneously with the grant of Stock Units, the Participant shall be granted Dividend Equivalents, to be credited to a bookkeeping entry account, on each common stock dividend payment date with respect to the Shares subject to such Award. In the case of cash dividends, the number of Dividend Equivalents credited on each common stock dividend payment date shall equal the number of Shares (including fractional Shares) that could be purchased on the dividend payment date, based on the average of the opening and closing sale price, as reported in the consolidated transaction reporting system on that date, with cash dividends that would have been paid on Awards of Stock Units and on Dividend Equivalents previously credited to such bookkeeping entry account, if such Stock Units or Dividend Equivalents were Shares. In the case of stock dividends, the number of Dividend Equivalents credited on each stock dividend payment date shall be equal to the number of Shares (including fractional Shares) that would have been issued as a stock dividend in respect of the Participant's Stock Units and on Dividend Equivalents previously credited to such bookkeeping entry account, if such Stock Units or Dividend Equivalents were Shares.

         Participants shall receive cash payment from the Company of the Fair Market Value of the Dividend Equivalents, if and when they receive payment of the related Stock Units, the Fair Market Value of such Dividend Equivalents to be determined in the same manner as for the related Stock Units.

         The Committee may, in its discretion, establish such rules and procedures governing the crediting of Dividend Equivalents, including timing and payment contingencies that apply to the Dividend Equivalents, as the Committee deems necessary or appropriate in order to comply with Rule 16b-3 under the Exchange
Act and other applicable law.


ARTICLE 9.  TERMINATION OF EMPLOYMENT; TRANSFERABILITY

         9.1 DISABILITY; INVOLUNTARY TERMINATION. In the event the employment of a Participant is terminated by reason of Disability or involuntarily by the Company (other than for Cause):

         (i) during a Vesting Period for Stock Units, the Participant shall receive a full payout of the Stock Units and related Dividend Equivalents, as and when provided in
                 Section 7.3 herein;

         (ii) before the Exercise Period commences for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins; and

         (iii) during the Exercise Period for SARs, but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise
           Period for such SARs has expired.

         9.2 DEATH. In the event the employment of a Participant is terminated by reason of death:

         (i)     during the Vesting Period for Stock Units, the
                 Participant's beneficiary or estate shall receive a full payout of the Stock Units and related Dividend
                 Equivalents. The payout shall be made promptly based on the Fair Market Value of a Share on the date of death;
                 and

         (ii) before the Exercise Period commences for SARs subject to an Award or during the Exercise Period, but before exercise, the Participant's beneficiary or estate shall receive a full payout of all SARs subject to an Award, to the extent the Fair Market Value of a Share exceeds the Base Value of the SAR on the date of death.

         9.3 CORPORATE RESTRUCTURING. In the event (i) the corporate restructuring as contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6,
1995, or any substantially similar corporate restructuring
(determined by the Committee), is implemented and (ii) the employment of a Participant with the Company is terminated (other than for Cause),

         (i) during a Vesting Period for Stock Units, the Participant shall receive a full payout of Stock Units and related
                 Dividend Equivalents, as and when provided in Section 7.3 herein;

         (ii) before the Exercise Period commences for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins; and

         (iii) during the Exercise Period for SARs, but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise
             Period for such SARs has expired.

         9.4 RETIREMENT. In the event the employment of a Participant is terminated by reason of Retirement:

         (i) during a Vesting Period for Stock Units, the Participant shall receive a prorated payout of the Stock Units and related Dividend Equivalents. The prorated payout shall be determined by the Committee, shall be based upon the length of time that the Participant held the Stock Units during the Vesting Period and shall be made as and when provided in Section 7.3 herein;

         (ii) before the Exercise Period commences for SARs subject to an Award, the number of SARs subject to an Award shall be prorated by the Committee, based upon the length of time that the Participant held the SARs before Retirement;
                 after the Exercise Period commences, the prorated SARs may be exercised at any time in full or in part from time to time during the Exercise Period, and

         (iii) during the Exercise Period for SARs, but before exercise, such SARs may be exercised at any time in full or in part from time to time during the Exercise Period.

         Other than as set forth in Article 13, in the event that a Participant's employment terminates for any reason other than as set forth in Sections 9.l, 9.2, 9.3 and 9.4, above, all Stock
Units, SARs and Dividend Equivalents shall be forfeited by the Participant to the Company.

         9.5     NONTRANSFERABILITY OF AWARDS.  No Award granted under the
Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution or pursuant to a domestic relations order.
Further, all Awards granted to a Participant under the Plan shall be exercisable/payable during his or her lifetime only by or to such Participant or his or her legal representative.

         9.6     RIGHT OF COMMITTEE.  Subject to the provisions of Section
14.2 herein, all provisions in this Article 9 are subject to the Committee's right, at any time, to make such other determinations as it may choose, in its sole discretion. Furthermore, should more than one section of Article 9 and/or Article 13 apply to a situation, the Committee shall have the right, in its sole discretion, to determine which section and/or article to apply.

ARTICLE 10.  BENEFICIARY DESIGNATION

         Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his death before he receives any or all of such benefit.
Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

         The spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of beneficiary or beneficiaries other than the spouse.

ARTICLE 11.  DEFERRALS

         The Committee may permit a Participant to defer such Participant's receipt of the payment of cash that would otherwise be due to such Participant. If any such deferral election is permitted, the Committee shall, in its sole discretion, establish such rules and procedures as it deems necessary or desirable for such payment deferrals.

ARTICLE 12.  RIGHTS OF EMPLOYEES

         12.1 EMPLOYMENT. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, for any reason or no reason, in the Company's sole discretion, nor confer upon any Participant any right to continue in the employ of the Company.

         12.2 PARTICIPATION. No Employee shall have the right to be selected to receive an Award under the Plan, or, having been so selected, to be selected to receive a future Award.

ARTICLE 13.  CHANGE IN CONTROL

         Upon the occurrence of a Change in Control, as defined herein, unless otherwise specifically prohibited by the terms of Article 17 herein:

         (a) Any and all SARs granted hereunder shall be deemed to have been exercised on the date such Change in Control occurs;

         (b) Any Vesting Period with respect to Stock Units shall be deemed to have expired, and there shall be paid out in cash to Participants within thirty (30) days following the effective date of the Change in Control the cash payment due with respect to such Stock Units and related Dividend Equivalents, with a Valuation Period ending on the effective date of the Change in Control;

provided, however, that with respect to the payment of SARs and Stock Units as set forth in (a) and (b) above, in no case shall payment be made in an amount (i) with respect to SARs, exceeding three times the Base Value of an SAR and (ii) with respect to Stock
Units, exceeding three times the Fair Market Value of Company common stock on the date of grant.

ARTICLE 14.  AMENDMENT, MODIFICATION AND TERMINATION

         14.1 AMENDMENT, MODIFICATION AND TERMINATION. The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part.

         14.2 AWARDS PREVIOUSLY GRANTED. No termination, amendment or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award, unless such termination, modification or amendment is required by applicable law.

ARTICLE 15.  TAX WITHHOLDING

         The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state and local taxes
(including the Participant's FICA obligation) required by law to be withheld with respect to any taxable event arising out of or as a result of an Award made under the Plan.



ARTICLE 16.  SUCCESSORS

         All obligations of the Company under the Plan, with respect to Awards granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company.

ARTICLE 17.  LEGAL CONSTRUCTION

         17.1 GENDER AND NUMBER. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular and the singular shall include the plural.

         17.2 SEVERABILITY. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

         17.3    REQUIREMENTS OF LAW.  The granting of Awards under the
Plan shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

         17.4 GOVERNING LAW. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with, and governed by, the laws of the State of New
York, without regard to conflicts of law provisions.


EXHIBIT 11
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARIES

COMPUTATION OF AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING


                                                                    Average Number
                                                                    of Shares Out-
                                                                   standing as Shown
                                                                   on Consolidated
                            (1)             (2)                    Statements of In-
                         Shares of         Number         (3)      come (3 Divided
                          Common           of Days     Share Days  by Number of Days
Year Ended December 31,    Stock         Outstanding     (2 x 1)       in Year)
-----------------------  ---------       -----------   ----------  -----------------

        1995
        ----

January 1 - December 31  144,311,466         365     52,673,685,090

Shares sold -
  Dividend Reinvestment
  Plan - January 31           19,016         335          6,370,360

  Acquisition - Syracuse
  Suburban Gas Company,
  Inc. - October 4             1,641          89            146,049
                        ------------                 ---------------
                         144,332,123                 52,680,201,499     144,329,319
                        ============                 ==============     ===========

        1994
        ----

January 1 - December 31  142,427,057         365     51,985,875,805

Shares sold at various
  times during the year -

    Dividend Reinvestment
    Plan                   1,026,709          *         152,123,611

    Employee Savings
    Fund Plan                857,700          *         152,153,100
                         -----------                 --------------
                         144,311,466                 52,290,152,516     143,260,692
                         ===========                 ==============     ===========

        1993
        ----

January 1 - May 4        137,159,607         124     17,007,791,268

Shares sold May 5          4,494,000
                         -----------
May 5 - December 31      141,653,607         241     34,138,519,287

Shares sold at various
  times during the year -

    Dividend Reinvestment
    Plan                     632,341          *         102,395,031

    Employee Savings
    Fund Plan                140,000          22          3,080,000

    Acquisition - Syracuse
    Suburban Gas Company,
    Inc.                       1,109          *             350,374
                         -----------                 --------------
                         142,427,057                 51,252,135,960     140,416,811
                         ===========                 ==============     ===========


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

/TABLE

EXHIBIT 12
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES, RATIO OF EARNINGS TO
FIXED CHARGES WITHOUT AFC AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK
DIVIDENDS

                                               Year Ended December 31,
                              ------------------------------------------------------------
                                1995         1994         1993         1992        1991
                                ----         ----         ----         ----        ----
A. Net Income per Statements
   of Income (a)                $248,036     $176,984     $271,831     $256,432   $243,369

B. Taxes Based on Income or
   Profits                       159,393      111,469      147,075      155,504    133,895
                                --------     --------     --------     --------   --------

C. Earnings, Before Income
   Taxes                         407,429      288,453      418,906      411,936    377,264

D. Fixed Charges (b)             314,973      315,274      319,197      332,413    346,255
                                --------     --------     --------     --------   --------
E. Earnings Before Income
   Taxes and Fixed Charges       722,402      603,727      738,103      744,349    723,519

F. Allowance for Funds Used
   During Construction             9,050        9,079       16,232       21,431     18,931
                                --------     --------     --------      -------    -------

G. Earnings Before Income
   Taxes and Fixed Charges
   without AFC                  $713,352     $594,648     $721,871     $722,918   $704,588
                                ========     ========     ========     ========   ========

   Preferred Dividend Factor:

H. Preferred Dividend
   Requirements                 $ 39,596     $ 33,673     $ 31,857     $ 36,512   $ 40,411
                                --------     --------     --------     ---------  --------
I. Ratio of Pre-Tax Income
   to Net Income (C / A)            1.64         1.63         1.54         1.61       1.55
                                --------     ---------    ---------    --------- ---------
J. Preferred Dividend Factor
   (H x I)                      $ 64,937      $ 54,887     $ 49,060     $ 58,784  $ 62,637

K. Fixed Charges as above (D)    314,973       315,274      319,197      332,413   346,255
                                --------      --------     --------     --------  --------
L. Fixed Charges and Preferred
   Dividends Combined           $379,910      $370,161     $368,257     $391,197  $408,892
                                ========      ========     ========     ========  ========

M. Ratio of Earnings to
   Fixed Charges (E / D)            2.29          1.91         2.31         2.24      2.09
                                --------      --------     --------     --------  --------

N. Ratio of Earnings to Fixed
   Charges without AFC (G / D)      2.26          1.89         2.26         2.17      2.03
                                --------      --------     --------      -------- --------

O. Ratio of Earnings to Fixed
   Charges and Preferred
   Dividends Combined (E / L)       1.90          1.63         2.00         1.90      1.77
                                --------       -------     --------     --------  --------

(a)      Includes the effects of amortization of amounts deferred, under the 1989 Agreement,
         $15,746 for 1993, $20,257 for 1992 and $31,176 for 1991.

(b)      Includes a portion of rentals deemed representative of the interest factor $27,312 for
         1995, $29,396 for 1994, $27,821 for 1993, $31,697 for 1992 and $34,616 for 1991.

/TABLE

EXHIBIT 21
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANT

Name of Company                           State of Organization
---------------                           ---------------------

Opinac Energy Corporation              Province of Ontario, Canada
  (Note 1)

NM Uranium, Inc.                       Texas

EMCO-TECH, Inc. (Note 2)               New York

NM Suburban Gas, Inc.                  New York

NM Holdings, Inc.                      New York

Moreau Manufacturing Corporation       New York

Beebee Island Corporation              New York


Note 1: At December 31, 1995, Opinac Energy Corporation owns Canadian Niagara Power Company, Limited, which is incorporated in the Province of Ontario, Canada and Plum Street Enterprises, Inc., which is incorporated in the State of Delaware. Canadian Niagara Power Company, Limited, owns Cowley Ridge Partnership (an Alberta, Canada general partnership) and Cowley Ridge Wind Power Company, Inc. (incorporated in the Province of Alberta, Canada).

Note 2:          EMCO-TECH, Inc. is inactive at December 31, 1995.

EXHIBIT 23
----------

CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42720, 33-42721, 33-42771 and 33-54829) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827 and 33-
55546) of Niagara Mohawk Power Corporation of our report dated
January 25, 1996 appearing in the Company's Form   10-K dated March
28, 1996. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in this Form 10-K.



/s/ Price Waterhouse LLP

Syracuse, New York
March 28, 1996

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
(Registrant)



Date   March 28, 1996               By /s/ Steven W. Tasker
                                       --------------------
                                       Steven W. Tasker
                                       Vice President-Controller
                                       and Principal Accounting
                                       Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                     Date
---------                      -----                     ----



/s/ William F. Allyn         Director                March 28, 1996

--------------------
William F. Allyn


/s/ Albert J. Budney, Jr.    Director,
-------------------------    President and Chief
Albert J. Budney, Jr.         Operating Officer      March 28, 1996


/s/ Lawrence Burkhardt, III  Director                March 28, 1996
---------------------------
Lawrence Burkhardt, III


/s/ Douglas M. Costle        Director                March 28, 1996
---------------------
Douglas M. Costle

Signature                    Title                     Date
---------                    -----                     ----

/s/ Edmund M. Davis        Director                March 28, 1996
-------------------
Edmund M. Davis

                           Chairman of the
                           Board of Directors
                           and Chief Executive
/s/ William E. Davis        Officer                  March 28, 1996
--------------------
William E. Davis


/s/ William J. Donlon      Director                March 28, 1996
---------------------
William J. Donlon


/s/ Edward W. Duffy        Director                March 28, 1996
-------------------
Edward W. Duffy


/s/ Bonnie Guiton Hill     Director                March 28, 1996
----------------------
Bonnie Guiton Hill


/s/ Henry A. Panasci, Jr.  Director                March 28, 1996
-------------------------
Henry A. Panasci, Jr.


/s/ Patti McGill Peterson  Director                March 28, 1996
-------------------------
Patti McGill Peterson


/s/ Donald B. Riefler      Director                March 28, 1996
---------------------
Donald B. Riefler


                           Director                March 28, 1996
-----------------------
Stephen B. Schwartz

Signature                    Title                     Date
---------                    -----                     ----

                           Senior Vice President
                           and Principal Financial
/s/ John W. Powers         Officer                 March 28, 1996
------------------
John W. Powers

                           Vice President-Controller
                           and Principal Accounting
/s/ Steven W. Tasker       Officer                 March 28, 1996
--------------------
Steven W. Tasker