Form 10-Q
period 1996-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1996-05-15
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996
- ---------------------------------------------
OR

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

Common stock, $1 par value, outstanding at April 30, 1996 -
144,332,855

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended March 31, 1996


INDEX
- -----

      PART I.  FINANCIAL INFORMATION

      Glossary of Terms


Item 1.  Financial Statements.

      a) Consolidated Statements of Income -
         Three Months Ended March 31, 1996 and 1995

      b) Consolidated Balance Sheets - March 31,
         1996 and December 31, 1995

      c) Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.


      PART II.  OTHER INFORMATION

Item 5.  Other Events.

Item 6.  Exhibits and Reports on Form 8-K.

Signature

NIAGARA MOHAWK POWER CORPORATION
- --------------------------------
GLOSSARY OF TERMS
- -----------------

TERM          DEFINITION
- ----          ----------

DSM      Demand-Side Management

Dth      Dekatherms

FAC      Fuel Adjustment Clause

FERC     Federal Energy Regulatory Commission

GwHrs    Gigawatt-hours

HYDRA-   HYDRA-CO Enterprises, Inc.
CO

ISO      Independent System Operator

Kwh      Kilowatt-hour

NOPR     Notice of Proposed Rulemaking

PRP      Potentially responsible party

PSC      New York State Public Service Commission

SFAS     Statement of Financial Accounting Standards No. 71
No. 71   "Accounting for the Effects of Certain Types of
         Regulation"

SFAS     Statement of Financial Accounting Standards No. 121
No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"

UG       Unregulated Generator

Unit 1   Nine Mile Point Nuclear Station Unit No. 1

Unit 2   Nine Mile Point Nuclear Station Unit No. 2

PART 1. FINANCIAL INFORMATION
- -----------------------------
ITEM 1. FINANCIAL STATEMENTS.
- -----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- ---------------------------------------------

                                        THREE MONTHS ENDED MARCH 31,
                                        ---------------------------
                                              1996          1995
                                        --------------- -----------
                                           (In thousands of dollars)

OPERATING REVENUES:
  Electric                              $  851,137       $  881,920
  Gas                                      311,926          242,893
                                        ----------       ----------
                                         1,163,063        1,124,813
                                        ----------       ----------
OPERATING EXPENSES:
  Operation:
    Fuel for electric generation            49,564           44,406
    Electricity purchased                  287,308          286,871
    Gas purchased                          189,995          126,479
    Other operation expense                162,866          154,814
  Maintenance                               46,156           44,766
  Depreciation and amortization             82,064           78,316
  Federal and foreign income taxes          56,623           78,372
  Other taxes                              130,478          132,384
                                        ----------       ----------
                                         1,005,054          946,408
                                        ----------       ----------

OPERATING INCOME                           158,009          178,405
                                        ----------       ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                         408              -
  Federal and foreign income taxes           3,804           (8,805)
  Other items (net)                          2,452           16,075
                                        ----------       ----------
                                             6,664            7,270
                                        ----------       ----------

INCOME BEFORE INTEREST CHARGES             164,673          185,675
                                        ----------       ----------

INTEREST CHARGES:
  Interest on long-term debt                68,191           63,349
  Other interest                             1,382            7,132
  Allowance for borrowed funds used
   during construction                      (1,022)          (3,542)
                                        ----------       ----------
                                            68,551           66,939

NET INCOME                                  96,122          118,736
Dividends on preferred stock                 9,619           10,215
                                        ----------       ----------
BALANCE AVAILABLE FOR COMMON STOCK      $   86,503       $  108,521
                                        ==========       ==========
Average number of shares of common
  stock outstanding
  (in thousands)                           144,333          144,324

Balance available per average
  share of common stock                 $      .60       $      .75
Dividends paid per share of common
  stock                                 $      -         $      .28

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------

ASSETS
- ------


                                             MARCH 31, 1996
                                              (UNAUDITED)       DECEMBER 31, 1995
                                              ------------      -----------------
                                                 (In thousands of dollars)
UTILITY PLANT:
   Electric plant                            $ 8,549,060         $ 8,543,429
   Nuclear fuel                                  520,593             517,681
   Gas plant                                   1,034,583           1,017,062
   Common plant                                  286,397             281,525
   Construction work in progress                 266,708             289,604
                                             -----------         -----------
     Total utility plant                      10,657,341          10,649,301

Less-Accumulated depreciation and
  amortization                                 3,682,455           3,641,448
                                             -----------         -----------
     Net utility plant                         6,974,886           7,007,853
                                             -----------         -----------

OTHER PROPERTY AND INVESTMENTS                   186,003             218,417
                                             -----------         -----------

CURRENT ASSETS:
   Cash, including temporary cash investments
     of $133,097 and $114,415, respectively      182,178             153,475
   Accounts receivable (less allowance for
     doubtful accounts of $20,000)               501,910             463,234
   Electric margin recoverable                     8,208               8,208
   Materials and supplies, at average cost:
     Coal and oil for production of electricity   17,571              27,509
     Gas storage                                   1,647              26,431
     Other                                       139,705             141,820
   Prepaid taxes                                  74,761              17,239
   Other                                          38,712              45,834
                                             -----------         -----------
                                                 964,692             883,750
                                             -----------         -----------
REGULATORY AND OTHER ASSETS (NOTE 3):

   Regulatory tax asset                          470,198             470,198
   Deferred finance charges                      239,880             239,880
   Deferred environmental restoration
     costs (Note 2)                              225,000             225,000
   Unamortized debt expense                       87,964              92,548
   Postretirement benefits other than pensions    68,338              68,933
   Other                                         155,478             204,253
                                             -----------         -----------
                                               1,246,858           1,300,812
                                             -----------         -----------
OTHER ASSETS                                      86,588              67,037
                                             -----------         -----------
                                             $ 9,459,027         $ 9,477,869
                                             ===========         ===========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
CAPITALIZATION AND LIABILITIES
- ------------------------------

                                                      MARCH 31, 1996
                                                       (UNAUDITED)       DECEMBER 31, 1995
                                                      --------------     -----------------
                                                        (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
      Common stock - $1 par value; authorized
       185,000,000 shares; issued 144,332,855 and
       144,332,123 shares, respectively                $  144,333          $  144,332
      Capital stock premium and expense                 1,784,547           1,784,247
      Retained earnings                                   671,876             585,373
                                                       ----------          ----------
                                                        2,600,756           2,513,952
                                                       ----------          ----------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
     SHARES, $100 PAR VALUE:
       Non-redeemable (optionally redeemable),
        issued 2,100,000 shares                           210,000             210,000
       Redeemable (mandatorily redeemable), issued
        258,000 shares                                     24,000              24,000
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
     SHARES, $25 PAR VALUE:
       Non-redeemable (optionally redeemable),
        issued 9,200,000 shares                           230,000             230,000
       Redeemable (mandatorily redeemable), issued
        3,108,005 and 3,208,005 shares, respectively       71,600              72,850
                                                       ----------          ----------
                                                          535,600             536,850
                                                       ----------          ----------

   Long-term debt                                       3,480,197           3,582,414
                                                       ----------          ----------
        Total capitalization                            6,616,553           6,633,216
                                                       ----------          ----------

CURRENT LIABILITIES:
   Long-term debt due within one year                      58,571              65,064
   Sinking fund requirements on redeemable
    preferred stock                                         7,900               9,150
   Accounts payable                                       222,563             268,603
   Payable on outstanding bank checks                      24,453              36,371
   Customers' deposits                                     14,320              14,376
   Accrued taxes                                           61,971              14,770
   Accrued interest                                        73,740              64,448
   Accrued vacation pay                                    35,520              35,214
   Other                                                   50,809              57,748
                                                       ----------          ----------
                                                          549,847             565,744
                                                       ----------          ----------
REGULATORY LIABILITIES (NOTE 3):
   Deferred finance charges                               239,880             239,880
   Other                                                    2,695               2,712
                                                       ----------          ----------
                                                          242,575             242,592
                                                       ----------          ----------

OTHER LIABILITIES:
   Accumulated deferred income taxes                    1,405,514           1,388,799
   Employee pension and other benefits                    253,648             245,047
   Deferred pension settlement gain                        27,133              32,756
   Unbilled revenues                                       19,211              28,410
   Other                                                  119,546             116,305
                                                       ----------          ----------
                                                        1,825,052           1,811,317
                                                       ----------          ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental restoration                225,000             225,000
                                                       ----------          ----------
                                                       $9,459,027          $9,477,869
                                                       ==========          ==========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
- ---------------------------------------


                                                            THREE MONTHS ENDED MARCH 31,
                                                                1996           1995
                                                            ------------  --------------
                                                              (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   96,122       $  118,736
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                 82,064           78,316
   Amortization of nuclear fuel                                  10,917            5,233
   Provision for deferred income taxes                           16,715           50,026
   Gain on sale of subsidiary                                       -            (11,257)
   Unbilled revenues                                                -            (25,557)
   Increase in net accounts receivable                          (47,875)         (26,767)
   Decrease in materials and supplies                            35,991           25,244
   Decrease in accounts payable and accrued expenses            (45,933)         (64,563)
   Increase in accrued interest and taxes                        56,493           55,164
   Changes in other assets and liabilities                      (15,670)         (14,831)
                                                             ----------       ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                188,824          189,744
                                                             ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions                                       (51,792)         (68,100)
   Nuclear Fuel                                                  (2,912)          (6,564)
                                                             ----------       ----------
   Acquisition of utility plant                                 (54,704)         (74,664)
   Decrease in materials and supplies
     related to construction                                        846              827
   Decrease in accounts payable and accrued
     expenses related to construction                           (11,483)         (16,141)
   (Increase) decrease in other investments                      33,971          (51,245)
   Proceeds from sale of subsidiary (net of cash sold)              -            161,087
   Other                                                         (6,895)           1,316
                                                             ----------       ----------
       NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                    (38,265)          21,180
                                                             ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt                                   80,000               -
   Net change in revolving credit agreements                  (170,000)         (99,000)
   Reductions of preferred stock                                (2,500)              -
   Reductions in long-term debt                                (19,341)          (6,447)
   Net change in short-term debt                                   -            (37,750)
   Dividends paid                                               (9,619)         (50,628)
   Other                                                          (396)         (11,243)
                                                             ----------       ----------
       NET CASH USED IN FINANCING ACTIVITIES                   (121,856)       (205,068)
                                                             ----------       ----------

NET INCREASE IN CASH                                             28,703            5,856

Cash at beginning of period                                     153,475           94,330
                                                             ----------       ----------
CASH AT END OF PERIOD                                        $  182,178       $  100,186
                                                             ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                             $   61,291       $   67,047
   Income taxes paid (refunded)                              $   17,367       $  (19,210)


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------


1. The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995, 1994 and 1993 included in the Company's 1995 Annual Report to Shareholders on Form 10-K.

      The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

      Certain amounts have been reclassified on the accompanying
      Consolidated Financial Statements to conform with the 1996 presentation.

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

      The Company is currently aware of 88 sites with which it has been or may be associated, including 45 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

      Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions required for site restoration and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since technologies are still developing the ultimate cost of remedial actions may change substantially.

      Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities at similarly situated sites, and the United States Environmental Protection Agency figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these PRP sites and is contesting liability accordingly.

      As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995. This liability represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $930 million, including approximately $430 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites.

      Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration. In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company recognized as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

      Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful.

      TAX ASSESSMENTS: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase the Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Unit 2. The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations under traditional ratemaking. The Company is currently attempting to negotiate a settlement of these issues with the Appeals Division of the IRS.

      In addition, the IRS has conducted an examination of the Company's Federal income tax returns for the years 1989 and 1990. The Company received a Revenue Agents' Report in late January 1996. The IRS has raised the issue concerning the deductibility of payments made to UGs in accordance with certain contracts that include a provision for an Advance Payment Account. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowance for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows.
      The IRS has begun its examination of the Company's Federal income tax returns for the years 1991 through 1993. The Company is vigorously defending its position on this issue.

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

              In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the power purchase agreement relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration.

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

      (c) The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain UGs (overgeneration). The Company has paid the UGs based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the UGs contend is applicable under the contracts. At March 31, 1996, the amount of overgeneration adjustments in dispute that the Company estimates it has not paid or accrued is approximately $29 million, exclusive of interest. The Company cannot predict the outcome of these actions, but will continue to aggressively press its position.

3.    Rate and Regulatory Issues and Contingencies.

      The Company's financial statements conform to generally accepted accounting principles, as applied to regulated public utilities and reflect the application of SFAS No.
      71. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $1,004 million, net of approximately $243 million of regulatory liabilities at March 31, 1996. The portion of the $1,004 million which relates to the electric business is approximately $888 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas were consistent with those used in prior regulatory proceedings.

      While the allocation of regulatory assets and liabilities at March 31, 1996 is based on management's assessment, a final determination would be made by evaluating circumstances at the time should the Company discontinue the application of SFAS No. 71, for all or a portion of its business. Currently, substantially all of the Company's regulatory assets have been approved by the PSC and are being amortized to expense as they are being recovered in rates as last established in April 1995.

      RATE FILING. The Company filed in February 1996 a request to increase electric rates. This rate increase request of 4.1% for 1996 and 4.2% for 1997 was based on the Company's cost of providing services. The Company requested that its 4.1% increase for 1996 be implemented immediately with a provision that rates charged will be subject to refund if later it is determined that some portion of the request is not allowed by the PSC. These rate increases are predicated on a requested rate of return on common stock equity (ROE) of approximately 11% on an annual basis and recover the Company's cost of providing electric service. At a public session on May 2, 1996, the PSC rejected the Company's request for a temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. In their remarks, the Chairman of the PSC and the Administrative Law Judge assigned to the proceeding indicated that emergency rate relief requires meeting a higher standard than traditional cases and that a financial crisis did not exist that would jeopardize the provision of safe and adequate service. In addition, the Chairman of the PSC stated that an increase in electric rates would have a negative impact on economic conditions in the regions served by the Company, which he stated that the Company itself recognized in its PowerChoice proposal. The PSC Chairman also stated that the PowerChoice proposal better addresses the long-term viability of the Company, whereas a temporary rate increase does not. Accordingly, results for 1996 will reflect regulatory lag and resulting reduced ROE; however, the Company believes that the rejection of a temporary rate increase does not indicate that the Company is no longer regulated on a cost-of-service basis.

      Until the Company's PowerChoice proposal or another acceptable alternative is implemented, the Company will continue to pursue its traditional rate request for 1997. It expects an Administrative Law Judge Recommended Decision in early October and a PSC decision in January 1997. Without temporary rate relief in 1996, the Company estimates that its 1997 rate request will require an overall electric price increase of nearly 9%. The Company expects that the PSC will approve cost-of-service based rate increases until such time as the implementation of the PowerChoice proposal or a new competitive market model becomes probable. As a result the Company believes that it will continue to be regulated on a cost-of-service basis which will enable it to continue to apply SFAS No. 71 and that its regulatory assets are currently probable of recovery. While various proposals have been made to develop a new regulatory model, including the Company's PowerChoice proposal, none of these proposals are currently probable of implementation since a number of parties are required to act on the change in the regulatory model.

      While the Company believes that it continues to meet the requirements for the application of SFAS No. 71 to the electric business, there are a number of events that could change that conclusion during the second quarter of 1996 and beyond. Those future events include: inaction or inadequate action on the Company's 1997 rate request by the PSC; a decision by the Company in the future not to pursue the rate request filed; significant unanticipated reduction in electricity usage by customers; significant unanticipated customer discounts; lack of progress or unsuccessful result in UG negotiations; adverse results of litigation; and a change in the regulatory model becoming probable.

      As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended December 31, 1995, the Company was unable to earn its allowed ROE in 1995 and expects to earn substantially below its allowed ROE in 1996. In addition, if the Company's rate increase proposals with respect to 1997 and future years under traditional ratemaking are not approved, then the Company will, more likely than not, be unable to earn a reasonable ROE for such years. The inability of the Company to earn a reasonable ROE over a sustained period would indicate that its rates are not based on its cost of service. In such a case, application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income would reduce retained earnings, the balance of which is currently approximately $672 million. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common dividends and certain types of transfers of assets could be adversely impacted by any such write-downs. (See the discussion in Item 5. Other Events.)

      COMPETITION. The public utility industry in general, and the Company in particular, is facing increasing competitive threats. As competition penetrates the marketplace, it is possible that the Company may no longer be able to continue to apply the fundamental accounting principles of SFAS No.
      71. The Company believes that in the future some form of market-based pricing may replace cost-based pricing in certain aspects of its business. In that regard, in October 1995, the Company filed its PowerChoice proposal with the PSC. (See Form 10-K for fiscal year ended December 31, 1995, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- "PowerChoice Proposal"). PowerChoice would:

      * Create a competitive wholesale electricity market and allow direct access by retail customers.

      * Separate the Company's power generation business from the remainder of the business.

      * Provide relief from overpriced unregulated generator contracts that were mandated by public policy, along with equitable write-downs of above-market company assets.

      * Freeze or cut average prices for all Company electric customers for a period of 5 years.

      The separated generation business proposed in PowerChoice would no longer be rate-regulated and, accordingly, existing regulatory assets related to the generation business, amounting to $390 million, net of approximately $242 million of regulatory liabilities at March 31, 1996, would be charged against income if and when PowerChoice (or a similar proposal) is probable of implementation. Under PowerChoice, the Company's electric transmission and distribution business is proposed to continue to be rate regulated on a cost-of-service basis and, accordingly, continue to apply SFAS No. 71. The PowerChoice proposal also includes provisions for recovery of "stranded costs" by the generation business and unregulated generators through surcharges on rates for retail transmission and distribution customers. Stranded costs are those costs of utilities that may become unrecoverable due to a change in the regulatory environment and include costs related to the Company's generating plants, regulatory assets and overpriced unregulated generator contracts.

      Critical to the price freeze and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are substantial reductions in the Company's embedded cost structure. Such cost reductions depend in turn on the willingness of the UGs and the Company to absorb substantial write-offs. The Company's proposal expresses its willingness if, and only if, the UGs agree to cost reductions that are proportional to their relative responsibility for strandable cost. The Company proposes a reduction in its fixed costs of service be made by mutual contribution of the Company's shareholders and UGs that are in the same proportion as the contribution of each to the problem of strandable costs, which the Company calculates to be $4 of UG strandable cost for every $1 of Company strandable cost. Under the Company's proposal, the aggregate contribution over the five year period would be approximately $2 billion, consisting of $400 million by the Company and $1.6 billion by the UGs. The Company's PowerChoice proposal faces opposition, principally from unregulated generators. However, the Company has commenced negotiations with UGs under the auspices of New York State. The Company hopes to reduce UG costs as a result of these negotiations but is unable to predict whether they will be successful. The Company does not presently expect that its PowerChoice proposal or any other alternative proposal could be fully effective before sometime in 1997, at the earliest.

      There are also other proposals to introduce competition into the utility marketplace presently before the PSC.

      In April 1996, FERC issued its final rules on open transmission access and stranded cost issues. (See Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC NOPR on Stranded Investment.")

      IMPAIRMENT OF LONG-LIVED ASSETS: In March 1995, the FASB issued SFAS No. 121. This Statement, which the Company adopted in 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Furthermore, this Statement amends SFAS No. 71 to clarify that regulatory assets should be charged against earnings if the assets are no longer considered probable of recovery rather than probable of loss. While the Company is unable to predict the outcome of its PowerChoice proposal, or various FERC and PSC initiatives, it has analyzed the provisions of SFAS No. 121, as it relates to the impairment of its investment in generating plant, under two scenarios: traditional cost-based rate-making and its PowerChoice proposal, as filed. As a result of these analyses, the effects of adopting SFAS No. 121, as it relates to the impairment of its investment in generating plant, did not have an effect on its results of operations and financial condition. In addition, the Company expects that the PSC will approve cost-of-service based rate increases until such time as a new competitive regulatory model is developed. As a result, the Company believes currently that its regulatory assets are probable of recovery. However, if in the future management can no longer conclude that existing regulatory assets are probable of recovery, then all or a portion of such regulatory assets would have to be charged to income, which could have a material adverse effect on the Company's financial position and results of operations.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

REVIEW BY INDEPENDENT ACCOUNTANTS
- ---------------------------------


The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation
and Subsidiary Companies as of March 31, 1996 and the unaudited Consolidated Statements of Income and Cash Flows for the three-
month periods ended March 31, 1996 and 1995.   The accountants'
report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------


May 14, 1996

To the Stockholders and
Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York 13202


We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion (containing an explanatory paragraph with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" [SFAS No. 71]) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

To the Stockholders and
Board of Directors
May 14, 1996
Page 2

As discussed in Note 3, the Company believes that it continues to meet the requirements for application of SFAS No. 71 and that its regulatory assets are currently probable of recovery in future rates charged to customers. There are a number of events that could change these conclusions in the second quarter of 1996 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations. As also discussed in Note 3, the Company has filed its PowerChoice proposal with the New York State Public Service Commission for restructuring the Company to facilitate a transition to a competitive electric generation market. If it becomes probable that the proposal (or a similar proposal) will be implemented and certain other conditions are met by third parties, the Company would discontinue application of SFAS No. 71 with respect to the electric generation business and write-off the related regulatory assets, currently approximately $390 million. Such an outcome would have a material adverse effect on the Company's results of operations and financial condition.




/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1996 AND 1997 RATE FILING; FINANCIAL CHALLENGES

When PowerChoice was announced, the Company said that failure to approve the plan would mean continued price escalation under traditional regulation, or failing that, further deterioration in the Company's financial condition. While negotiations are continuing on PowerChoice, in view of increasing UG payments, discounts and continued weak sales expectations, the Company found it necessary to seek price increases. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997. The 1996 rate filing was for temporary rate relief for which the Company asked for immediate action. As discussed in Note 3, on May 2, 1996, the PSC rejected the Company's request for a temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. The Company is continuing to pursue its traditional rate request for 1997, to preserve the Company's right to traditional cost-based rates in the event that an acceptable solution cannot be achieved through negotiation of the PowerChoice proposal. The Company expects that the PSC will approve cost-of-service based rate increases until such time as implementation of a new competitive market model becomes probable.

The Company faces significant challenges in its efforts to maintain its financial condition in the face of expanding competition and weak sales. While utilities across the nation must address these concerns to varying degrees, the Company believes that it is more financially vulnerable because of its large industrial customer base, an oversupply of high-cost mandated power purchases from UGs, an excess supply of wholesale power at relatively low prices, a high tax burden, a stagnant economy in the Company's service territory and significant investments in nuclear plants. Moreover, solving the problems the Company faces, including the implementation of PowerChoice, requires the cooperation and agreement of third parties outside the Company's control and, thus, limits the options available to solve those problems and keep the Company financially viable.

FERC RULEMAKING ON OPEN ACCESS AND STRANDED COST RECOVERY

(See Form 10-K for fiscal year ended December 31, 1995, Part II,
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - "FERC NOPR on Stranded
Investment.")

In April 1996, the FERC issued two final rules, expected to take effect in late spring or early summer, and a NOPR. The first rule addresses open transmission access and stranded cost issues. Stranded costs are utility costs that may become unrecoverable due to a change in the regulatory environment. The second rule requires utilities to establish electronic systems to share information about available transmission capacity. It also establishes standards of conduct. The NOPR proposes to establish a new system for utilities to use in reserving capacity on their own and others' transmission lines.

The first rule opens wholesale power sales to competition. Under this rule, public utilities owning, controlling or operating transmission lines are required to file, in approximately two months, non-discriminatory open access tariffs that offer others the same service they provide themselves, and in accordance with the pro forma tariff issued by the FERC. In addition, it provides for the full recovery of stranded wholesale costs, leaving it up to the states to recover stranded retail costs, unless the state regulators lack authority to do that. However, the FERC said it will determine stranded cost recovery in the case where retail customers become wholesale purchasers through municipalization.

FERC's final rules do not require the divestiture of generation from transmission, nor does it require an ISO to run the transmission grid. Although, the FERC did offer guidelines for the creation of ISOs that are subject to its approval.

The NOPR proposes that each utility would replace the open access pro forma tariff with a capacity reservation tariff (CRT), by December 31, 1997. Under the proposed CRT, utilities and all other power market participants would reserve firm rights to transfer power between designated receipt and delivery points. FERC believes that the proposed reservation-based service appears to be more compatible with the open access systems.

The Company is currently evaluating FERC's final rules to determine their effects on the Company's results of operations and financial condition. The Company is proceeding with further study of the FERC orders and their implications. In addition, it is evaluating the NOPR and plans to file its comments, individually or as a member of a group, by the August 1, 1996 due date.

COMMON STOCK DIVIDEND

The board of directors omitted the common stock dividend for the first and second quarters of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of renegotiating contracts with UGs within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.

FINANCING PLANS AND FINANCIAL POSITION

(See Form 10-K for fiscal year ended December 31, 1995, Part II,
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Financial Position,
Liquidity and Capital Resources.")

On April 25, 1996, Moody's Investors Service (Moody's) lowered its ratings on the Company's senior secured debt, to Ba3 from Ba1; senior unsecured debt to B2 from Ba2; its preferred stock to b3 from ba3. Moody's "Not Prime" rating for the Company's commercial paper remains unchanged. Moody's stated that it downgraded the long-term credit ratings of the Company, based on the limited progress made in achieving the goals identified in the Company's PowerChoice proposal, among other financial concerns, which may ultimately lead to a voluntary bankruptcy filing. In addition, Moody's stated that due to the level of uncertainty and potential volatility of the situation, its rating outlook on the Company remains negative.

Cash flows to meet the Company's requirements for the first three months of 1996 and 1995 are reported in the Consolidated
Statements of Cash Flows on Page 7.

During March 1996, the Company completed an $804 million senior debt facility with the bank group for the purpose of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1996 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the New York State Energy and Development Authority. As of April 30, 1996, the amount outstanding under the senior debt facility was $105 million, comprised entirely of borrowing under the term loan facility, leaving the Company with $275 million of borrowing capability under the facility. The Company does not anticipate that it will need to borrow any additional amounts under the senior debt facility for the remainder of 1996, since it believes that it will be able to satisfy its financing needs internally. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan).

This facility is collateralized by first mortgage bonds which were issued on the basis of additional property. As of March 31, 1996, the Company could issue an additional $1,311 million aggregate principal amount of first mortgage bonds under the Company's mortgage trust indenture. This amount is based upon retired bonds without regard to an interest coverage test.

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

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, the Company's rate proceedings. The ultimate level of financing during the period 1996 through 1999 will reflect, among other things: the outcome of the 1997 and future traditional rate requests; or the outcome of the restructuring envisioned in the PowerChoice proposal, including whether the Company proceeds with exercising its right of eminent domain with respect to UG contracts; levels of common dividend payments, if any, and preferred dividend payments; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the extent to which the Company reduces non-essential programs and manages its cash flow during this period. In the longer term, in the absence of PowerChoice or some reasonably equivalent solution, financing will depend on the amount of rate relief that may be granted.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 versus Three Months Ended March
- -----------------------------------------------------------------
31, 1995
- --------

The following discussion presents the material changes in results of operations for the first quarter of 1996 in comparison to the same period in 1995. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year.

Earnings for the first quarter were $86.5 million or 60 cents per share, as compared with $108.5 million or 75 cents per share in 1995. Earnings for the first quarter of 1996 were lower because 1995 earnings included the recording of $26.4 million of unbilled, non-cash revenues in accordance with the 1995 rate order and a one-time, non-cash adjustment of prior years' DSM incentive revenues of $17.0 million that increased 1995 earnings by 20 cents per share. In addition, Other items (net) decreased $13.6 million or 6 cents per share, principally because 1995 income included proceeds from the sale of HYDRA-CO. However, higher electric rates that took effect April 26, 1995, partially offset those factors that contributed to lower 1996 earnings by increasing 1996 electric revenues by $30.9 million or 14 cents per share.

ELECTRIC REVENUES

As shown in the table below, electric revenues, decreased $30.8 million or 3.5% from 1995. FAC revenues decreased $14.8 million, in part due to a decrease in the purchased power costs, excluding power purchased from UGs, combined with an increase in hydroelectric generation. In 1995, the low water supply limited the amount of hydroelectric power that the Company could produce. The decrease in FAC revenues also reflects a higher amount of transmission and resale revenues ($4.5 million) passed on to customers.

Increase in base rates                  $  30.9  million
Changes in volume and mix of sales
 to ultimate customers                     (1.6)
FAC revenues                              (14.8)
DSM revenues                              (18.9)
Unbilled revenues                         (26.4)
                                          ------
                                         $(30.8) million
                                         =======


ELECTRIC SALES

Electric Kwh sales to ultimate consumers were approximately 8.9 billion in the first quarter of 1996, a 1.4% increase from 1995 primarily as a result of colder weather. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.1%. Sales for resale increased 259 million Kwh (27.8%) resulting in a net increase in total electric Kwh sales of 381 million (3.9%).


                                             THREE MONTHS ENDED MARCH 31,

                          ELECTRIC REVENUES (Thousands)                 SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1996          1995       Change     1996      1995      Change
Residential              $ 355,778     $ 336,166       5.8      2,991     2,897       3.2
Commercial                 309,855       317,395     ( 2.4)     3,021     3,016       0.2
Industrial                 125,874       132,139     ( 4.7)     1,754     1,764     ( 0.6)
Industrial - Special        14,524        14,094       3.1      1,093     1,064       2.7
Other                       13,126        13,402     ( 2.1)        64        63       1.6
                        ----------     ---------     ------    ------     -----     ------
Total to Ultimate
  Consumers                819,157       813,196       0.7      8,923     8,804       1.4
Other Electric Systems      28,195        21,974      28.3      1,192       933      27.8
Miscellaneous               (2,172)       41,094    (105.3)       -         -         -
Subsidiary                   5,957         5,656       5.3        126       123       2.4
                        ----------     ---------     ------    ------    -------    ------

      TOTAL             $  851,137     $ 881,920     ( 3.5)    10,241     9,860       3.9
                        ==========     =========     ======    ======    ======     ======

/TABLE

As indicated in the table below, internal generation increased in 1996, principally at Unit 1. From February 8, 1995 to April 4, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage. Although quantities purchased from UGs decreased approximately 695 GwHrs, total costs escalated approximately $6.4 million. The $6.4 million increase was primarily due to a $4.5 million increase in the amount paid to hydroelectric UGs. In 1995, the low water supply limited the amount of power the hydroelectric UGs could produce. Quantities from UGs decreased since the Company reduced, and in some instances, did not schedule energy deliveries from certain facilities in accordance with contract terms. Although the terms of these contracts allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered, the Company is required to make fixed payments. This includes payments when a facility is not operating but available for service. These fixed costs have been increasing over the past few years. (See Form 10-K for fiscal year ended December 31, 1995, Item 8., Notes to Consolidated Financial Statements -
Note 9. Commitments and Contingencies - "Long-term Contracts for the Purchase of Electric Power.")

                          THREE MONTHS ENDED MARCH 31,

                                                                              1996 Fuel &
                                                                               Purchased
                                                              % Change from    Power KwHr.
                           1996                 1995            Prior Year        Cost
                      ---------------     ----------------   ----------------   ----------
                            (In millions of dollars)

FUEL FOR ELECTRIC GENERATION:

                     GwHrs.     Cost     GwHrs.      Cost     GwHrs.     Cost   Cents/KwHr
                     ------    ------    ------     ------    ------    ------  ----------

Coal                  1,935    $ 27.6     1,638     $ 24.4      18.1      13.1      1.43
Oil                     244       9.9       305       11.8     (20.0)    (16.1)     4.06
Natural Gas               1       0.2       281        4.9     (99.6)    (95.9)     20.0
Nuclear               2,343      13.1     1,235        6.5      89.7     101.5      0.56
Hydro                 1,026       -         907         -       13.1       -          -
                     ------    ------     -----     ------     ------    ------     ----
                      5,549    $ 50.8     4,366     $ 47.6      27.1       6.7      0.92
                     ------    ------     -----     ------     ------    ------     ----

ELECTRICITY PURCHASED:

Unregulated generators:
   Capacity             -        53.2        -         41.5       -       28.2        -
   Energy and taxes   3,407     217.5      4,102      222.8     (16.9)    (2.4)     6.38
                     ------     -----      -----      -----     ------    -----     ----

Total UG purchases    3,407     270.7      4,102      264.3     (16.9)     2.4      7.95
Other                 2,312      31.7      2,380       32.5      (2.9)    (2.5)     1.37
                     ------     -----     ------      -----     ------    -----     ----
                      5,719     302.4      6,482      296.8     (11.8)     1.9      5.29
                     ------     -----     ------      -----     ------    -----     ----
                     11,268     353.2     10,848      344.4       3.9      2.6      3.13
                     ------     -----     ------      -----     ------    -----     ----

Fuel adjustment clause  -       (16.3)       -        (13.1)       -      24.4        -
Losses/Company use    1,027       -          988        -         4.0      -          -
                     ------    ------     ------     -------    ------    -----     ----
                     10,241    $336.9      9,860     $331.3       3.9      1.7      3.29
                     ======    ======     ======     ======     ======    ======    ====


/TABLE

GAS REVENUES

Gas revenues increased $69.0 million or 28.4% in 1996 from the comparable period in 1995 as set forth in the table below:

Spot market sales                            $23.3 million
Purchased gas adjustment clause revenues      20.1
Sales to ultimate consumers                   25.6
                                             -----
                                             $69.0 million
                                             =====


GAS SALES

Due to colder weather in the first three months of 1996, gas sales to ultimate consumers increased 5.7 million Dth or a 15.5% increase from the first quarter of 1995. After adjusting for the effects of weather, sales to ultimate consumers increased 0.6%. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                                          THREE MONTHS ENDED MARCH 31,

                        GAS REVENUES (Thousands)            SALES (Thousands of Dth)
                      -------------------------------     -------------------------------

                                                  %                                %
                        1996         1995       Change      1996       1995      Change
                        ----         ----       ------      ----       ----      ------
Residential           $191,772     $160,462      19.5      28,387     24,795      14.5
Commercial              81,099       66,170      22.6      12,903     11,286      14.3
Industrial               7,189        4,000      79.7       1,476        952      55.0
                      --------     --------     ------     ------     ------     ------
Total to Ultimate
   Consumers           280,060      230,632      21.4      42,766     37,033      15.5
Other Gas Systems          -            462    (100.0)        -          102    (100.0)
Transportation of
   Customer-Owned Gas   14,057       13,158       6.8      32,405     39,428     (17.8)
Spot Market Sales       23,880          551   4,233.9       5,583        272   1,952.6
Miscellaneous           (6,071)      (1,910)    217.9         -          -         -
                     ----------      -------    ------     ------     ------     ------
   Total to System
     Core Customers   $311,926     $242,893      28.4      80,754     76,835       5.1
                     =========     ========     ======     ======     ======     ======

/TABLE

The total cost of gas included in expense increased 50.2% in 1996. This was the result of a 7.0 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($18.2 million) and a $17.7 million increase in Dth purchased for spot market sales, coupled with a 15.8% increase in the average cost per Dth purchased ($18.3 million) and a $9.3 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $3.85 in 1996 from $3.35 in 1995.

Other operation expense increased $8.1 million primarily as a result of increased labor expense associated with storms in January 1996 ($5.8 million) and an increase in bad debt expense ($4.3 million), partially offset by a decrease in Unit 1 and Unit 2 operation costs. Unit 1 operating costs were higher in 1995 primarily due to a planned refueling and maintenance outage (February 8, 1995 - April 4, 1995).

The decrease in Federal income taxes (net) of approximately $34.4 million was primarily due to a decrease in pre-tax income. In addition, 1995 included $10.3 million related to the sale of HYDRA-CO.

Other items (net) decreased $13.6 million principally because
1995 includes proceeds from the sale of HYDRA-CO. ($21.6 million).

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


PART II

Item 5.  Other Events.

      In April 1996, The U.S. Nuclear Regulatory Commission (NRC) issued an advanced NOPR that proposes a change in the nuclear decommissioning rules. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant (See Form 10-K for fiscal year ended December 31, 1995, Part II, Item 8., Notes to Consolidated Financial Statements - Note 3. Nuclear Operations - "Nuclear Plant Decommissioning"). In light of the growing trend toward deregulation and asset divestiture, adequate funding will still be required for decommissioning.

      The following are some of the changes that the NRC is considering:

      * Requiring the utility to assure the NRC that they can finance the total estimated cost of nuclear decommissioning in the event they are no longer a rate regulated entity and do not have a guaranteed source of income.

      * Requiring a deregulated utility to periodically report to the NRC on the status of its nuclear decommissioning funds.

      * Allowing a utility to take a credit for a positive, real rate of return on nuclear decommissioning trust funds during a period of safe storage, i.e., a phase in decommissioning when the plant is maintained in a state that allows the radioactivity on site to decay.

      The Company is currently evaluating the advanced NOPR and plans to file its comments by the June 24, 1996 due date.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended
      March 31, 1996 and 1995.

      Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1996.

      Exhibit 15  - Accountants' Acknowledgement Letter.

      Exhibit 27 - Financial Data Schedule.

      In accordance with Paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the $804 million senior debt facility agreement that it completed with a bank group during March 1996. The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company.

(b)   Report on Form 8-K:

      Form 8-K Reporting Date - March 5, 1996.
      Item Reported - Item 5. Other Events.
      Registrant filed certain information concerning financial information substantially constituting a portion of its 1995 Annual Report to Stockholders including financial statements for the fiscal year ended December 31, 1995.

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


                           NIAGARA MOHAWK POWER CORPORATION
                                       (Registrant)



Date:  May 14, 1996        By  /s/ Steven W. Tasker
                           ---------------------------
                           Steven W. Tasker
                           Vice President-Controller and
                           Principal Accounting Officer

EXHIBIT 11
- ----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months Ended March 31, 1996 and 1995

                                                                             (4)
                                                                      Average Number of
                                                                    Shares Outstanding As
                                   (1)          (2)         (3)      Shown on Consolidated
                                Shares of     Number of    Share       Statement of Income
                                 Common        Days         Days     (3 divided by number
                                 Stock       Outstanding   (2 x 1)    of Days in Period)
                                ---------    -----------   -------  ----------------------

FOR THE THREE MONTHS
ENDED MARCH 31:

JANUARY 1 - MARCH 31, 1996      144,332,123   91         13,134,223,193

SHARES SOLD -
  Acquisition - Syracuse
  Suburban Gas Company, Inc. -
  February 5                            732   56                 40,992
                                -----------              --------------
                                144,332,855              13,134,264,185     144,332,573
                                ===========              ==============     ===========

JANUARY 1 - MARCH 31, 1995      144,311,466   90         12,988,031,940

SHARES SOLD AT VARIOUS
  TIMES DURING THE PERIOD -

DIVIDEND REINVESTMENT PLAN           19,016   *               1,140,960
                                -----------              --------------
                                144,330,482              12,989,172,900    144,324,143
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

/TABLE

EXHIBIT 12
- ----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATION OF RATIO OF EARNINGS TO FIXED
CHARGES, RATIO OF EARNINGS TO FIXED CHARGES WITHOUT AFC AND
RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
FOR THE TWELVE MONTHS ENDED MARCH 31, 1996

(In thousands of dollars)

A.   Net Income                                         $225,422

B.   Taxes Based on Income or Profits                    125,035
                                                        --------
C.   Earnings, Before Income Taxes                       350,457

D.   Fixed Charges (a)                                   314,173
                                                        --------
E.   Earnings Before Income Taxes and Fixed Charges      664,630

F.   Allowance for Funds Used During Construction (AFC)    6,938
                                                        --------
G.   Earnings Before Income Taxes and Fixed Charges
      without AFC                                       $657,692
                                                        ========

          PREFERRED DIVIDEND FACTOR:

H.   Preferred Dividend Requirements                    $ 39,000
                                                        --------
I.   Ratio of Pre-tax Income to Net Income (C / A)         1.555
                                                        --------
J.   Preferred Dividend Factor (H X I)                  $ 60,645

K.   Fixed Charges as Above (D)                          314,173
                                                        --------
L.   Fixed Charges and Preferred Dividends Combined     $374,818
                                                        ========
M.   Ratio of Earnings to Fixed Charges (E / D)             2.12
                                                        ========
N.   Ratio of Earnings to Fixed Charges without
      AFC (G / D)                                           2.09
                                                        ========
O.   Ratio of Earnings to Fixed Charges and
      Preferred Dividends Combined (E / L)                  1.77
                                                        ========



(a) Includes a portion of rentals deemed representative of the interest factor ($27,420).

EXHIBIT 15
- ----------




May 14, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated May 14, 1996 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and 33-54829) and
in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-
54827 and 33-55546). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP