Form 10-Q
period 1996-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1996-08-12
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996
- ---------------------------------------------
OR

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

Common stock, $1 par value, outstanding at July 31, 1996 -
144,365,214

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended June 30, 1996


INDEX
- -----

           PART I.  FINANCIAL INFORMATION

Glossary of Terms

Item 1.         Financial Statements.

           a)   Consolidated Statements of Income -
                Three Months and Six Months ended
                June 30, 1996 and 1995

           b)   Consolidated Balance Sheets - June 30,
                1996 and December 31, 1995

           c)   Consolidated Statements of Cash Flows -
                Six Months ended June 30, 1996 and 1995

           d)   Notes to Consolidated Financial Statements

           e)   Review by Independent Accountants

           f)   Independent Accountant's Report on the
                Limited Review of the Interim Financial
                Information

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.


           PART II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security
                Holders.

Item 5.         Other Information.

Item 6.         Exhibits and Reports on Form 8-K.

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION
- --------------------------------
GLOSSARY OF TERMS
- -----------------

TERM              DEFINITION
- ----              ----------

COPS              Competitive Opportunities Proceeding

DSM               Demand-Side Management

Dth               Dekatherms

FAC               Fuel Adjustment Clause

FERC              Federal Energy Regulatory Commission

GwHrs             Gigawatt-hours

HYDRA-CO          HYDRA-CO Enterprises, Inc.

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

UG                Unregulated Generator

Unit 1            Nine Mile Point Nuclear Station Unit No. 1

Unit 2            Nine Mile Point Nuclear Station Unit No. 2

PART 1. FINANCIAL INFORMATION
- -----------------------------
ITEM 1. FINANCIAL STATEMENTS.
- -----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
- -----------------------------------------------

                                    THREE MONTHS ENDED JUNE 30,
                                    ---------------------------
                                       1996            1995
                                    ----------      ----------
                                     (In thousands of dollars)

OPERATING REVENUES:
  Electric                          $ 804,457      $ 811,565
  Gas                                 156,314        127,251
                                   ----------     ----------
                                      960,771        938,816
                                   ----------     ----------
OPERATING EXPENSES:
  Operation:
    Fuel for electric generation       36,937         33,934
    Electricity purchased             301,057        292,533
    Gas purchased                      80,557         57,178
    Other operation expense           155,105        141,468
  Maintenance                          45,238         50,888
  Depreciation and amortization        82,142         79,148
  Federal and foreign income taxes     29,392         30,312
  Other taxes                         116,980        131,370
                                   ----------     ----------
                                      847,408        816,831
                                   ----------     ----------

OPERATING INCOME                      113,363        121,985
                                   ----------     ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                    794            312
  Federal and foreign income taxes        857          1,207
  Other items (net)                     6,731          2,397
                                   ----------     ----------
                                        8,382          3,916
                                   ----------     ----------

INCOME BEFORE INTEREST CHARGES        121,745        125,901
                                   ----------     ----------

INTEREST CHARGES:
  Interest on long-term debt           68,597         66,020
  Other interest                          789          7,445
  Allowance for borrowed funds used
   during construction                   (633)        (2,049)
                                   ----------     ----------
                                       68,753         71,416
                                   ----------     ----------

NET INCOME                             52,992         54,485
Dividends on preferred stock            9,532         10,046
                                   ----------     ----------
BALANCE AVAILABLE FOR COMMON STOCK $   43,460     $   44,439
                                   ==========     ==========

Average number of shares of common
  stock outstanding (in thousands)    144,337        144,330

Balance available per average
  share of common stock            $      .30     $      .31
Dividends paid per share of common
  stock                            $      .00     $      .28

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                                      1996            1995
                                    ---------     ----------
                                    (In thousands of dollars)


OPERATING REVENUES:
  Electric                          $1,655,594     $1,693,485
  Gas                                  468,240        370,144
                                    ----------     ----------
                                     2,123,834      2,063,629
                                    ----------     ----------

OPERATING EXPENSES:
  Operation:
    Fuel for electric generation        86,501         78,340
    Electricity purchased              588,365        579,404
    Gas purchased                      270,552        183,657
    Other operation expense            317,971        296,282
  Maintenance                           91,394         95,654
  Depreciation and amortization        164,206        157,464
  Federal and foreign income taxes      86,015        108,684
  Other taxes                          247,458        263,754
                                    ----------     ----------
                                     1,852,462      1,763,239
                                    ----------     ----------

OPERATING INCOME                       271,372        300,390
                                    ----------     ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                   1,202            312
  Federal and foreign income taxes       4,661         (7,598)
  Other items (net)                      9,183         18,472
                                    ----------     ----------
                                        15,046         11,186
                                    ----------     ----------

INCOME BEFORE INTEREST CHARGES         286,418        311,576
                                    ----------     ----------

INTEREST CHARGES:
  Interest on long-term debt           136,788        129,369
  Other interest                         2,171         14,577
  Allowance for borrowed funds used
   during construction                  (1,655)        (5,591)
                                    ----------     ----------
                                       137,304        138,355
                                    ----------     ----------

NET INCOME                             149,114        173,221
Dividends on preferred stock            19,151         20,261
                                    ----------     ----------
BALANCE AVAILABLE FOR COMMON STOCK  $  129,963     $  152,960
                                    ==========     ==========

Average number of shares of common
  stock outstanding (in thousands)     144,335        144,327

Balance available per average
  share of common stock            $      .90      $     1.06
Dividends paid per share of common
  stock                            $      .00      $      .56

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------


ASSETS
- ------                                             JUNE 30, 1996
                                                   (UNAUDITED)    DECEMBER 31, 1995
                                                   -------------  -----------------
                                                   (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                   $ 8,564,705    $ 8,543,429
  Nuclear fuel                                         524,027        517,681
  Gas plant                                          1,055,615      1,017,062
  Common plant                                         280,221        281,525
  Construction work in progress                        252,943        289,604
                                                    ----------     ----------

     Total utility plant                            10,677,511     10,649,301
Less-Accumulated depreciation and
  amortization                                       3,726,076      3,641,448
                                                    ----------     ----------
     Net utility plant                               6,951,435      7,007,853
                                                    ----------     ----------

OTHER PROPERTY AND INVESTMENTS                         194,059        218,417
                                                    ----------     ----------

CURRENT ASSETS:
  Cash, including temporary cash investments
   of $275,002 and $114,415, respectively              338,518          153,475
  Accounts receivable (less allowance for
   doubtful accounts of $20,000)                       420,723          471,442
  Materials and supplies, at average cost:
   Coal and oil for production of electricity           21,917           27,509
   Gas storage                                          22,305           26,431
   Other                                               136,239          141,820
  Prepaid taxes                                         60,823           17,239
  Other                                                 47,743           45,834
                                                    ----------       ----------
                                                     1,048,268          883,750
                                                    ----------       ----------

REGULATORY ASSETS (Note 3):

  Regulatory tax asset                                 470,198          470,198
  Deferred finance charges                             239,880          239,880
  Deferred environmental restoration costs (Note 2)    225,000          225,000
  Unamortized debt expense                              85,040           92,548
  Postretirement benefits other than pensions           67,744           68,933
  Other                                                150,379          204,253
                                                    ----------       ----------
                                                     1,238,241        1,300,812
                                                    ----------       ----------

OTHER ASSETS                                            79,461           67,037
                                                    ----------       ----------

                                                   $ 9,511,464      $ 9,477,869
                                                    ==========       ==========


/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
CAPITALIZATION AND LIABILITIES
- ------------------------------


                                                        JUNE 30, 1996
                                                        (UNAUDITED)    DECEMBER 31, 1995
                                                        -------------  -----------------
                                                        (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
      Common stock - $1 par value; authorized
      185,000,000 shares; issued 144,349,839 and
      144,332,123 shares, respectively                  $  144,350      $  144,332
      Capital stock premium and expense                  1,784,259       1,784,247
      Retained earnings                                    715,336         585,373
                                                        ----------      ----------
                                                         2,643,945       2,513,952
                                                        ----------      ----------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
   SHARES, $100 PAR VALUE:
     Non-redeemable (optionally redeemable),
       issued 2,100,000 shares                             210,000         210,000
     Redeemable (mandatorily redeemable), issued
       240,000 and 258,000 shares, respectively             22,200          24,000
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
   SHARES, $25 PAR VALUE:
     Non-redeemable (optionally redeemable),
       issued 9,200,000 shares                             230,000         230,000
     Redeemable (mandatorily redeemable), issued
       3,008,005 and 3,208,005 shares,
       respectively                                         69,100          72,850
                                                        ----------      ----------
                                                           531,300         536,850
                                                        ----------      ----------

   Long-term debt                                        3,505,896       3,582,414
                                                        ----------       ---------
      TOTAL CAPITALIZATION                               6,681,141       6,633,216
                                                        ----------       ---------

CURRENT LIABILITIES:
  Long-term debt due within one year                       48,524           65,064
  Sinking fund requirements on redeemable
   preferred stock                                          7,900            9,150
  Accounts payable                                        198,697          268,603
  Payable on outstanding bank checks                       31,743           36,371
  Customers' deposits                                      14,451           14,376
  Accrued taxes                                            77,837           14,770
  Accrued interest                                         63,840           64,448
  Accrued vacation pay                                     35,825           35,214
  Other                                                    65,298           57,748
                                                       ----------       ----------
                                                          544,115          565,744
                                                       ----------       ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges                                239,880          239,880
  Other                                                     2,787            2,712
                                                       ----------       ----------
                                                          242,667          242,592
                                                       ----------       ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes                     1,407,987        1,388,799
  Employee pension and other benefits                     248,280          245,047
  Deferred pension settlement gain                         25,861           32,756
  Unbilled revenues                                        16,181           28,410
  Other                                                   120,232          116,305
                                                       ----------       ----------
                                                        1,818,541        1,811,317
                                                       ----------       ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration                 225,000          225,000
                                                       ----------       ----------
                                                       $9,511,464       $9,477,869
                                                       ==========       ==========

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
- ---------------------------------------


                                                        SIX MONTHS ENDED JUNE 30,
                                                            1996           1995
                                                        -------------  ------------
                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  149,114     $  173,221
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         164,206        157,464
     Amortization of nuclear fuel                           21,058         12,727
     Provision for deferred income taxes                    22,442         60,126
     Gain on sale of subsidiary                               -           (11,257)
     (Increase) decrease in net accounts receivable         38,490         (6,616)
     Decrease in materials and supplies                     13,067         13,928
     Decrease in accounts payable and accrued expenses     (58,728)       (86,933)
     Increase in accrued interest and taxes                 62,459         49,517
     Changes in other assets and liabilities                11,206         10,023
                                                        ----------     ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES           423,314        372,200
                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                  (115,986)      (149,386)
  Nuclear Fuel                                              (6,346)        (8,543)
                                                        ----------     ----------
  Acquisition of utility plant                            (122,332)      (157,929)
  Decrease in materials and supplies related
   to construction                                           2,232          1,722
  Decrease in accounts payable and accrued
   expenses related to construction                        (14,682)       (21,733)
  (Increase) decrease in other investments                  24,919        (72,079)
  Proceeds from sale of subsidiary (net of cash sold)          -          161,087
  Other                                                     (7,629)         2,661
                                                        ----------     ----------
     NET CASH USED IN INVESTING ACTIVITIES                (117,492)       (86,271)
                                                        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                               105,000        275,000
  Net change in revolving credit agreements               (170,000)       (99,000)
  Reductions of preferred stock                             (6,800)        (9,300)
  Reductions in long-term debt                             (29,341)       (21,447)
  Net change in short-term debt                                -         (306,750)
  Dividends paid                                           (19,151)      (101,086)
  Other                                                       (487)       (11,527)
                                                        ----------      ---------
     NET CASH USED IN FINANCING ACTIVITIES                (120,779)      (274,110)
                                                        ----------      ---------
NET INCREASE IN CASH                                       185,043         11,819

Cash at beginning of period                                153,475         94,330
                                                        ----------     ----------
CASH AT END OF PERIOD                                   $  338,518     $  106,149
                                                        ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $141,743       $146,118
  Income taxes paid                                        $52,219        $29,997


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

NOTE 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

           The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

           Certain amounts have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1996 presentation.

NOTE 2. CONTINGENCIES

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

           The Company is currently aware of 88 sites with which it has been or may be associated, including 44 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

           As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at June 30, 1996 and December 31, 1995. This represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $905 million, including approximately $400 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites.

           Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration (SIR). In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company recognized as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." In July 1996, the Administrative Law Judge (ALJ) issued a Recommended Decision in the Company's November 1995 gas rate filing that recommended 100% recovery of its SIR costs. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "1996 Gas Rate Filing"). The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

           Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company is unable to predict whether such insurance claims will be successful and, if successful, what the ratemaking disposition will be.

           TAX ASSESSMENTS: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase the Company's Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Unit 2. The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations under traditional ratemaking. The Company is currently attempting to finalize a settlement of these issues with the Appeals Division of the IRS.

           In addition, the IRS has conducted an examination of the Company's Federal income tax returns for the years 1989 and 1990. The Company received a Revenue Agents' Report in late January 1996. The IRS has raised the issue concerning the deductibility of payments made to UGs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts the PSC required the Company to pay UGs that are in excess of the Company's actual avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows.
           The Company is vigorously defending its position on this issue. The IRS has commenced its examination of the Company's Federal income tax returns for the years 1991 through 1993.

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

                  The Company and Fourth Branch recently entered into negotiations under a FERC mediation process. As a result of these negotiations, the Company and Fourth Branch have entered into an agreement in principle which would result in a transfer of the hydroelectric plant to Fourth Branch for $1 million. In addition, the agreement in principle includes a provision that would require the discontinuance of all litigation between the parties. The agreement in principle is scheduled to be finalized in late September 1996. However, the appeal is still scheduled to be argued in the Fall 1996.

           (c) The Company is involved in a number of court cases regarding the price of energy it is required to purchase in excess of contract levels from certain UGs ("overgeneration"). The Company has paid the UGs based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the UGs contend is applicable under the contracts. At June 30, 1996, the amount of overgeneration adjustments in dispute that the Company estimates it has not paid or accrued is approximately $29 million, exclusive of interest.

NOTE 3.         RATE AND REGULATORY ISSUES AND CONTINGENCIES

           The Company's financial statements conform to generally accepted accounting principles, as applied to regulated public utilities and reflect the application of SFAS No.
           71. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $996 million, net of approximately $243 million of regulatory liabilities at June 30, 1996. The portion of the $996 million which relates to the electric business is approximately $882 million, net of approximately $243 million of regulatory liabilities. Generally, regulatory assets and liabilities are allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

           While the allocation of regulatory assets and liabilities at June 30, 1996 is based on management's assessment, should the Company discontinue the application of SFAS No. 71, for all or a portion of its business, a final allocation would be made by evaluating circumstances at that time. Currently, substantially all of the Company's regulatory assets have been approved by the PSC and are being amortized to expense as they are being recovered in rates as last established in April 1995.

           RATE FILING:    The Company filed in February 1996 a
           request to increase electric rates. This rate increase request of 4.1% for 1996 and 4.2% for 1997 was based on the Company's cost of providing service. These rate increases are predicated on a requested rate of return on common stock equity (ROE) of approximately 11% on an annual basis and recover the Company's cost of providing electric service. At a public session on May 2, 1996, the PSC rejected the Company's request for a 1996 temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. In their remarks, the Chairman of the PSC and the ALJ assigned to the proceeding indicated that emergency rate relief requires meeting a higher standard than traditional cases and that a financial crisis did not exist that would jeopardize the provision of safe and adequate service. In addition, the Chairman of the PSC stated that an increase in electric rates would have a negative impact on economic conditions in the regions served by the Company, which he stated that the Company itself recognized in its PowerChoice proposal. The PSC Chairman also stated that the PowerChoice proposal better addresses the long-term viability of the Company, whereas a temporary rate increase does not. Accordingly, results for 1996 will reflect regulatory lag and resulting reduced ROE; however, the Company believes that the rejection of a temporary rate increase does not indicate that the Company is no longer regulated on a cost-of-service basis.

           Until the Company's PowerChoice proposal or another acceptable alternative is implemented, the Company will continue to pursue its traditional rate request for 1997. Originally, the Company expected an ALJ Recommended Decision in early October and a PSC decision in January 1997. However, in late May 1996 and July 1996, the Company and the PSC staff jointly requested 60-day and 30-day extensions, respectively, so parties can focus on the negotiations related to the Company's PowerChoice proposal, including its negotiations with UGs. These extensions will reduce the amount of revenues and significantly reduce the amount of earnings the Company would realize in 1997 from any price increases granted, absent additional cost reductions. The ALJ approved the 60-day extension and the request for the additional 30-day extension is pending.

           Without temporary rate relief in 1996, the Company estimates that its 1997 rate request will require an overall electric price increase of nearly 9%. The Company expects that the PSC will approve cost-of-service based rate increases that provide for a reasonable rate of return until such time as the implementation of the PowerChoice proposal or a new competitive market model becomes probable. As a result the Company believes that it will continue to be regulated on a cost-of-service basis which will enable it to continue to apply SFAS No. 71 and that its regulatory assets are currently probable of recovery. While various proposals have been made to develop a new regulatory model, including the Company's PowerChoice proposal, none of these proposals are currently probable of implementation since a number of parties are required to act on the change in the regulatory model.

           For the reasons noted above, the Company believes that it continues to meet the requirements for the application of SFAS No. 71 to the electric business. However, there are a number of events that could change that conclusion during the third quarter of 1996 and beyond. Those future events include: inaction or inadequate action on the Company's 1997 rate request by the PSC; a decision by the Company in the future not to pursue the rate request as filed; significant unanticipated reduction in electricity usage by customers; significant unanticipated customer discounts; unsuccessful results in UG negotiations; adverse results of litigation; and a change in the regulatory model becoming probable.

           As discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended December 31, 1995, the Company was unable to earn its allowed ROE in 1995 and expects to earn substantially below its allowed ROE in 1996. In addition, if the Company's rate increase proposals with respect to 1997 and future years under traditional ratemaking are not approved, then the Company will, more likely than not, be unable to earn a reasonable ROE for such years. The inability of the Company to earn a reasonable ROE over a sustained period would indicate that its rates are not based on its cost of service. In such a case, application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income would reduce retained earnings, the balance of which is currently approximately $715 million. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common dividends and certain types of transfers of assets could be adversely impacted by any such write-downs. (See the discussion in Item 5. Other Information - "NRC Advanced NOPR.")

           COMPETITION: The public utility industry in general, and the Company in particular, is facing increasing competitive threats. As competition increases in the marketplace, it is possible that the Company may no longer be able to continue to apply the fundamental accounting principles of SFAS No. 71. The Company believes that in the future some form of market-based pricing will replace cost-based pricing in certain aspects of its business. In that regard, in October 1995, the Company filed its PowerChoice proposal with the PSC. (See Form 10-K for fiscal year ended December 31, 1995, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PowerChoice Proposal.") The PowerChoice proposal, as amended by the Company's August 1, 1996 announcement discussed below, would:

           - Create a competitive wholesale electricity market and allow direct access by retail customers.

           - Separate the Company's non-nuclear power generation business from the remainder of the business.

           - Provide relief from overpriced UG contracts that were mandated by public policy.

           - Stabilize average prices for Company electric customers, with reductions to industrial customers to facilitate economic and job growth in the service territory.

           The separated non-nuclear generation business would no longer be rate-regulated and, accordingly, existing regulatory assets related to the non-nuclear power generation business, amounting to $100 million, net of approximately $2 million of regulatory liabilities at June 30, 1996, would be charged against income if and when PowerChoice (or a similar proposal) becomes probable of implementation. Of the remaining electric business, under PowerChoice, the Company has proposed that its electric transmission and distribution business continue to be rate-regulated on a cost-of-service basis (but with performance objectives) and, accordingly, it would continue to apply SFAS No. 71. The Company currently expects to retain ownership of its nuclear assets, but will continue to investigate various options that may be available to mitigate the risk of ownership of these assets. While the Company expects to pursue performance based cost-of-service regulation, the ultimate form and substance of rate regulation applied to nuclear operations will determine whether SFAS No. 71 can continue to be applied. If the Company determines it could no longer apply SFAS No. 71, existing nuclear regulatory assets of $281 million, net of nuclear regulatory liabilities of $240 million at June 30, 1996 would be charged against income.

           The PowerChoice proposal also includes provisions for recovery of "stranded costs" by the generation business through surcharges on rates for retail transmission and distribution customers. Stranded costs are those costs of utilities that may become unrecoverable due to a change in the regulatory environment and include costs related to the Company's generating plants, regulatory assets and overpriced UG contracts. As discussed below, the Company has offered to buy out 44 UG contracts for a combination of cash and securities. While the Company believes that buy out costs should be recoverable as part of the implementation of PowerChoice, or a form thereof, resolution of this issue is subject to negotiation and approval of the PSC as discussed below. Until resolved, no assurance can be given as to the total amount recoverable or whether the criteria of SFAS No. 71 can be met to record a regulatory asset for the amount recoverable.

           Critical to the stabilization of average prices and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are substantial reductions in the Company's embedded cost structure. The
           Company has commenced negotiations with the UGs under the broad supervision of representatives of the New York State government. The Company's objective is to reduce UG costs as a result of these negotiations. On August 1, 1996 the Company announced it had offered to terminate 44 UG contracts in exchange for a combination of cash and securities from a new restructured Niagara Mohawk Power Corporation. The offer, if accepted, would clear the way for implementation of PowerChoice, or a form thereof, which the Company has indicated depends upon reducing the cost of power the Company is required to purchase from UGs. Under the plan, the Company would terminate contracts which account for more than 90% of the above-market power costs that the Company is required to buy from UGs in exchange for a combination of cash and securities to be issued by a restructured Niagara Mohawk Power Corporation, which would include electric and gas transmission and distribution assets and nuclear assets. The new securities would be subordinate to existing first mortgage bonds and not impair the rights of first mortgage bondholders. The plan would also create a separate non-nuclear generating company. The offer is subject to negotiation and is conditioned on receipt of appropriate regulatory and other approvals including PSC approval of an appropriate price structure consistent with the levels envisioned by the PowerChoice proposal. The Company cannot predict whether the offer will be accepted and implemented as proposed. The
           Company's desire is to conclude negotiations on the offer in the fourth quarter of 1996.

           The Company does not presently expect that its PowerChoice proposal or any other alternative proposal could be fully effective before sometime in 1997, at the earliest. In addition, the Company cannot predict whether the PowerChoice proposal, in its current or a modified form, or an alternative proposal will be implemented.

           PSC AND FERC REGULATORY PROCEEDINGS:   On May 16, 1996, the
           PSC issued its decision in its COPS case to restructure New York State's electric industry. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric.") Although the PSC's decision outlines its overall vision of how the electricity industry should be deregulated and restructured for competition, it did not provide a detailed plan for implementation and instead ordered filings from the major utilities, except the Company and Long Island Lighting Company (LILCO), by October 1, 1996. The October 1 filings are required to address the corporate structure of each utility both in the short and long term and the schedule for and cost of attaining that structure; a schedule for introducing retail access to all of the utility's customers and a set of unbundled tariffs that are consistent with the retail access program; and a rate plan to be effective for the transition to a competitive market, including mechanisms to reduce rates and address stranded costs. The Company was exempted from the October 1 filing by the PSC because the PSC determined that the Company's PowerChoice restructuring proposal met the requirements of the PSC's decision in its COPS proceeding.

           In April 1996, FERC issued its final rules on open transmission access and stranded cost issues. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC Rulemaking on Open Access and Stranded Cost Recovery.")

           IMPAIRMENT OF LONG-LIVED ASSETS:   In March 1995, the FASB
           issued SFAS No. 121. This Statement, which the Company adopted in 1996, requires that long-lived assets and certain identifiable intangibles held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Furthermore, this Statement amends SFAS No. 71 to clarify that regulatory assets should be charged against earnings if the assets are no longer considered probable of recovery rather than probable of loss. While the Company is unable to predict the outcome of its PowerChoice proposal, or various FERC and PSC initiatives, it has analyzed the provisions of SFAS No. 121, as it relates to the impairment of its investment in generating plant, under two scenarios: traditional cost-based rate-making and its PowerChoice proposal, as filed. As a result of these analyses, the effects of adopting SFAS No. 121, as it relates to the impairment of its investment in generating plant, did not have an effect on its results of operations and financial condition. However, to the extent the PowerChoice proposal is significantly altered or an alternative proposal is implemented, a new asset impairment analysis must be performed, with no assurance as to whether an impairment might exist. In addition, the Company expects that the PSC will approve cost-of-service based rate increases until such time as a new competitive regulatory model is developed.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
REVIEW BY INDEPENDENT ACCOUNTANTS
- ---------------------------------

The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of June 30, 1996 and the unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1996 and 1995 and the unaudited Consolidated Statements of Cash Flows for the six-months ended June 30, 1996 and 1995. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE, NY  13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

August 12, 1996

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY  13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion (containing an explanatory paragraph with respect to the Company's application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation [SFAS No. 71] on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

To the Stockholders and
Board of Directors
August 12, 1996
Page 2


As discussed in Note 3, the Company believes that it continues to meet the requirements for application of SFAS No. 71 and that its regulatory assets are currently probable of recovery in future rates charged to customers. There are a number of events that could change these conclusions in the third quarter of 1996 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations. As also discussed in Note 3, the Company's PowerChoice proposal, in its current form, would restructure the Company to facilitate a transition to a competitive electric generation market. If it becomes probable that the proposal (or a similar proposal) will be implemented and certain other conditions are met by third parties, the Company would discontinue application of SFAS No. 71 with respect to the non-nuclear portion of its electric generation business and write-off the related net regulatory assets, currently approximately $100 million. While the Company expects to pursue performance based cost-of-service regulation, the form and substance of rate regulation applied to nuclear operations will determine whether SFAS No. 71 can continue to be applied. If the Company determines it could no longer apply SFAS No. 71, existing nuclear net regulatory assets, currently approximately $281 million, would be written-off. Such actions, in the aggregate, could have a material adverse effect on the Company's results of operations and financial condition.

/s/ Price Waterhouse LLP
- ------------------------

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CHALLENGES

The Company faces significant challenges in its efforts to maintain its financial condition in the face of expanding competition. While utilities across the nation must address these concerns to varying degrees, the Company believes that it is more financially vulnerable because of its large industrial customer base, an oversupply of high-cost mandated power purchases from UGs, an excess supply of wholesale power at relatively low prices, a high tax burden, a stagnant economy in the Company's service territory and significant investments in nuclear plants. Moreover, solving the problems the Company faces, including the implementation of PowerChoice, requires the cooperation and agreement of third parties outside the Company's control and, thus, limits the options available to solve those problems and keep the Company financially viable.

COMPANY PROPOSAL TO BUY OUT UG CONTRACTS

On August 1, 1996 the Company announced it had offered to terminate 44 UG contracts in exchange for a combination of cash and securities from a newly restructured Niagara Mohawk Power Corporation. The offer, if accepted, would clear the way for the implementation of PowerChoice, which the Company has indicated depends upon reducing the cost of power the Company is required to purchase from UGs.

The 44 contracts represent more than 90% of the above-market cost of mandated purchases by the Company. The securities included in the offer would be issued by a restructured Niagara Mohawk Power Corporation, which would include electric and gas transmission and distribution assets and nuclear assets. The new securities would be subordinate to the existing first mortgage bonds of the Company. The proposed buy out would not impair the rights of the Company's existing first mortgage bondholders.

The buy out offer is conditioned on receipt of appropriate regulatory and other approvals including PSC approval of an appropriate price structure consistent with the levels envisioned by the PowerChoice proposal. The Company cannot predict whether the offer will be accepted and implemented as proposed. The Company's desire is to conclude negotiations on the offer in the fourth quarter of 1996, with the appropriate approvals following in early 1997.

1996 AND 1997 ELECTRIC RATE FILING

When PowerChoice was announced, the Company said that failure to approve the plan would mean continued price escalation under traditional regulation, or failing that, further deterioration in the Company's financial condition. While negotiations are continuing on PowerChoice, in view of increasing UG payments, discounts and continued weak sales expectations, the Company found it necessary to seek price increases. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997. The 1996 rate filing was for temporary rate relief for which the Company asked for immediate action. As discussed in Note 3, on May 2, 1996, the PSC rejected the Company's request for a temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. The Company is continuing to pursue its traditional rate request for 1997 in order to preserve the Company's right to traditional cost-based rates in the event that an acceptable solution cannot be achieved through negotiation of the PowerChoice proposal. The Company expects that the PSC will approve cost-of-service based rate increases until such time as implementation of a new competitive market model becomes probable.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

(See Form 10-K for the fiscal year ended December 31, 1995, Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "PSC Competitive
Opportunities Proceeding - Electric.")

On May 16, 1996 the PSC issued its decision in its COPS case to restructure New York State's electric industry. The decision calls for a competitive wholesale power market in early 1997 and the introduction of retail access for all electric customers in early 1998.

The goals cited in its decision included lowering consumer rates, increasing choice, continuing reliability of service, continuing environmental and public policy programs, mitigating concerns about market power and continuing customer protections and the obligation to serve.

To implement its policies, the PSC directed major utilities, excluding the Company and LILCO, to file restructuring proposals and rate plans by October 1, 1996, consistent with these goals. The Company was exempt from this filing since it had already filed its PowerChoice restructuring proposal. Subsequent to these October 1 filings, all parties in the COPS proceeding will be able to review and comment on the documents. The PSC will then review each filing.


In addition, the PSC decision states that recovery of utility stranded costs may be accomplished by a non-bypassable "wire charge" to be imposed by distribution companies. Stranded costs are utility costs that may become unrecoverable due to a change in the regulatory environment. The calculation of the amount of stranded costs, and the timing of recovery, will be determined individually for each utility as part of the October 1 filings. The PSC decision suggests that a careful balancing of customer and utility interests and expectations is necessary, and the level of stranded cost recovery will ultimately depend upon the particular circumstances of each utility.

Between now and October 1, the PSC stated that collaborative efforts would take place to accomplish the following:

           - distinguish and classify transmission and distribution facilities;

           - continue reviewing the role of Energy Service Companies (ESCOs) in a competitive retail market, including the development of licensing requirements and consumer safeguards, policies relating to the transfer of the obligation to serve, funding mechanisms that might be needed to assure fairness among all ESCOs and matters related to billing and metering functions;

           -    address transmission pricing; and

           - set forth the structure of the ISO, and the Market Exchange. The PSC stated that the ISO must have the authority and the means to ensure reliability of the bulk power system.

The Company believes that the PSC's objectives in its COPS decision are consistent with the Company's PowerChoice proposal. The Company cannot predict the outcome of this matter or its effects on the Company's results of operations or financial condition.

FERC RULEMAKING ON OPEN ACCESS AND STRANDED COST RECOVERY

(See Form 10-K for the fiscal year ended December 31, 1995, Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "FERC NOPR on Stranded
Investment.")

In April 1996, the FERC issued two final rules and a NOPR. The first rule addresses open transmission access and stranded cost issues. The second rule requires utilities to establish electronic systems to share information about available transmission capacity and also establishes standards of conduct. The NOPR proposes to establish a new system for utilities to use in reserving capacity on their own and others' transmission lines.

The first rule opens wholesale power sales to competition. Under this rule, public utilities owning, controlling or operating transmission lines are required to file non-discriminatory open access tariffs that offer others the same service they provide themselves, and in accordance with the pro forma tariff issued by the FERC. In addition, the first rule provides for the full recovery of stranded wholesale costs, leaving it up to the states to decide the issue of recovery of stranded retail costs, unless the state regulators lack authority to decide this issue. However, the FERC said it will determine stranded cost recovery in the case where retail customers become wholesale purchasers through municipalization.

FERC's final rules did not require the divestiture of generation from transmission, nor did it require an ISO to run the transmission grid. However, the FERC did offer guidelines for the creation of ISOs that are subject to its approval.

The NOPR proposes that each utility would replace the open access pro forma tariff with a capacity reservation tariff (CRT), by December 31, 1997. Under the proposed CRT, utilities and all other power market participants would reserve firm rights to transfer power between designated receipt and delivery points. FERC stated its belief that the proposed reservation-based service appears to be more compatible with open access systems.

In May 1996, the New York Power Pool's (NYPP) Executive Committee approved the restructuring of the NYPP, of which the Company is a member, into an ISO in order to comply with FERC's guidelines. The NYPP plans to file an ISO tariff with the FERC by September 1996. The Company is actively involved in the restructuring of the NYPP into a statewide ISO.

In late May 1996, the Company was among a number of parties which filed petitions with the FERC seeking rehearing of certain portions of its first rule. The Company stated that various exceptions to the principle of full recovery of stranded costs adopted in that rule would distort competition in the markets for electric power which the rule was designed to promote. In addition, the Company stated that these limitations on the recovery of stranded costs may deprive utilities of a reasonable opportunity to recover their prudently incurred costs, particularly in the case of utilities, including the Company, that face high levels of stranded costs due to past government mandates. The Company also urged the FERC to make certain technical changes to its rules for the recovery of stranded costs in the municipalization context. The Company is unable to predict the outcome of this matter.

MULTI-YEAR GAS RATE PROPOSAL

In November 1995, the Company filed for a 5.8% gas rate increase to be effective October 1, 1996. (See Form 10-K for the fiscal year ended December 31, 1995, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PowerChoice Proposal - Multi-Year Gas Rate Proposal.") In addition, the Company proposed a performance-based regulation (PBR) mechanism, including a gas cost incentive mechanism for gas operations to become effective October 1, 1997. This filing also included a complete unbundling of the Company's sales service allowing customers to choose alternative gas suppliers plus a move to a rate structure for the transportation of gas that would mitigate the throughput risk to the Company.
It also proposed the discontinuation of the weather normalization clause and sought flexibility in pursuing unregulated opportunities related to the gas business.

In March 1996, in a generic rate proceeding, the PSC ordered all New York utilities to refile their tariffs to implement a service unbundling by May 1996. The Company refiled its tariff on April 29, 1996 which became effective on a temporary basis on June 1, 1996. Under the approved tariff, all of the Company's gas customers, including residential and commercial customers, have the opportunity to buy natural gas from other sources with the company providing delivery service for a separate fee. These changes have not had nor would be expected to have a material impact on the Company's natural gas throughput risk since the Company sells gas at cost and the margins derived from the delivery service are essentially the same as the sales service. The revised rate structure that had been proposed by the Company to reduce the throughput risk has been transferred into the Company's November 1995 rate proceeding.

In addition to the tariff filing to implement service unbundling, the Company and other utilities filed a petition for rehearing of certain of the determinations made in the PSC's March 1996 Order. These determinations included the PSC's requirement that converting customers are responsible for pipeline capacity held by the utility on their behalf for only a three-year period rather than for the remaining life of the pipeline contract. In addition, the March 1996 Order states that the utility is obligated to provide back-up service to a converting customer or provide service to a new customer even if the utility does not currently have sufficient pipeline capacity needed to serve that customer. However, the March 1996 Order is unclear as to how the costs of such capacity would be recovered by the utility after the three-year period. The Company also asked for clarification regarding the "test" the PSC would use to determine whether the utility has adequately demonstrated its efforts to relieve itself of "excess" capacity. In July 1996, the PSC staff recommended no substantive changes to the PSC's March 1996 Order.

The ALJ assigned to the Company's gas rate case proceeding issued a recommended decision in July 1996 which would allow the Company to increase its base rates $8.4 million or 1.4% and included an allowed ROE of 11.4%. In addition, the ALJ recommended that the PBR proposal and rate restructuring be addressed in a second phase of this gas rate proceeding. The ALJ also recommended the continuation of the weather normalization clause. With respect to the Company's site investigation and restoration costs (see
Note 2. Contingencies - "Environmental Contingencies"), the ALJ recommended 100% recovery of these costs. A PSC decision is expected in late October 1996. The Company is unable to predict the outcome of this proceeding.

COMMON STOCK DIVIDEND

The board of directors omitted the common stock dividend for the first three quarters of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of negotiating with UGs within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.

FINANCING PLANS AND FINANCIAL POSITION

(See Form 10-K for the fiscal year ended December 31, 1995, Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Financial Position,
Liquidity and Capital Resources.")

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

On May 22, 1996, Standard & Poor's (S&P) lowered its ratings on the Company's senior secured debt to BB- from BB; senior unsecured debt to B from B+; its preferred stock to B- from B; and commercial paper to not rated from B. S&P stated that the downgrade results from the inability of the financially weak Company and the UGs to make substantive progress in their renegotiation of UG contracts. In addition, S&P stated that the lack of progress after several months of negotiations between the Company and the UGs increases the uncertainty that a settlement can be achieved.

Cash flows to meet the Company's requirements for the first six months of 1996 and 1995 are reported in the Consolidated
Statements of Cash Flows on Page 7.

During March 1996, the Company completed an $804 million senior debt facility with a bank group for the purposes of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1996 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the New York State Energy and Development Authority. As of June 30, 1996, the amount outstanding under the senior debt facility was $105 million, comprised entirely of borrowing under the term loan facility, leaving the Company with $275 million of borrowing capability under the facility. The Company does not anticipate that it will need to borrow any additional amounts under the senior debt facility for the remainder of 1996, since it believes that it will be able to satisfy its financing needs internally. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan).

This facility is collateralized by first mortgage bonds which were issued on the basis of additional property. As of June 30, 1996, the Company could issue an additional $1,311 million aggregate principal amount of first mortgage bonds under the Company's mortgage trust indenture. This amount is based upon retired bonds without regard to an interest coverage test.

The Company believes that it will spend approximately $290 million for construction in 1996. For the six months ended June
30, 1996, the Company had incurred approximately $116.0 million for construction additions.

Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. The Company is experiencing a significant deterioration in its collections as compared to prior years' experience and is taking steps to improve collection. The Company believes it has sufficient borrowing capacity to fund such deficits as necessary in the near term.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, implementation of the Company's PowerChoice proposal or in the alternative, the Company's rate proceedings. The ultimate level of financing during the period 1996 through 1999 will reflect, among other things: the outcome of the restructuring envisioned in the PowerChoice proposal (or a similar proposal), including the Company's recent offer to buy out 44 UG contracts; the alternatives the Company may pursue if the Company's offer is not accepted; the outcome of the 1997 and future traditional rate requests; levels of common dividend payments, if any, and preferred dividend payments; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the extent to which the Company reduces non-essential programs and manages its cash flow during this period. The Company could also be affected by the outcome of the NRC's consideration of new rules for adequate financial assurance of nuclear decommissioning obligations. (See Item 5. Other Information - "NRC Advanced NOPR"). In the longer term, in the absence of PowerChoice or some reasonably equivalent solution, financing will depend on the amount of rate relief that may be granted.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 1996 in comparison to the same periods in 1995. The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and six months periods should not be taken as an indication of earnings for all or any part of the balance of the year.

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE
30, 1995

Earnings for the second quarter were $43.5 million or 30 cents per share, as compared with $44.4 million or 31 cents per share in 1995. Earnings for the second quarter were lower because 1995 earnings included the recording of $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism that increased 1995 earnings by 4 cents per share. However, this was partially offset by higher electric and natural gas sales due to the colder weather in 1996.

ELECTRIC REVENUES

As shown in the table below, electric revenues decreased $7.1 million or 0.9 % from 1995, primarily due to a decrease in miscellaneous electric revenues. Miscellaneous electric revenues were lower in 1996 because 1995 electric revenues included the recording of $29.1 million of unbilled, non-cash revenues in accordance with the 1995 rate order and $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism established in the 1991 Financial Recovery Agreement. In addition, FAC revenues decreased $6.4 million, even though the Company made increased payments to UGs. FAC revenues decreased in part due to the higher generation from nuclear and hydro facilities that have lower fuel costs. In 1995, the lower water supply limited the amount of hydroelectric power that the Company could produce. In addition, Units 1 and 2 were taken out of service in early 1995 for planned refueling and maintenance outages. The decrease in FAC revenues also reflects a higher amount of transmission and resale revenues ($6.7 million) passed on to customers. However, higher electric and natural gas sales due to the colder weather and higher electric rates (effective April 26, 1995) partly offset those factors that contributed to lower electric revenues.

Sales to other electric utilities           $ 14.5  million
Increase in base rates                        14.0
Changes in volume and mix of sales
  to ultimate customers                       11.0
DSM revenues                                  (1.7)
FAC revenues                                  (6.4)
Unit 1 incentive surcharge                    (9.4)
Unbilled revenues                            (29.1)
                                            -------
                                            $ (7.1) million
                                            =======

ELECTRIC SALES

Electric Kwh sales to ultimate consumers were approximately 8.1 billion in the second quarter of 1996, a 3.0% increase from the same period in 1995 due in part to colder weather. After adjusting for the effects of weather, sales to ultimate consumers increased 1.9%, principally to industrial customers. Sales for resale increased 776 billion kwhs (100.5%) due to an increased demand for electricity in the northeast, resulting in a net increase in total electric kwh sales of 1,012 billion (11.6%). Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

Electric fuel and purchased power costs increased $11.6 million or 3.6%. This increase is the result of a $32.2 million increase in actual purchased power costs (including increased payments to UGs of $36.4 million or 15.3%), partially offset by a $19.0 million decrease in costs deferred and recovered through the operation of the FAC and a $1.6 million decrease in actual fuel costs. The decrease in fuel costs reflects a 21.9% decrease in Company generation due to UG purchase requirements, which reduced the operation of the Company's fossil plants during the second quarter of 1996.

GAS REVENUES

Gas revenues increased $29.1 million or 22.8% in the second quarter of 1996 from the comparable period in 1995 as set forth in the table below:

Sales to ultimate consumers                $17.8 million
Purchased gas adjustment clause revenues     6.8
Spot market sales                            4.5
                                           -----
                                           $29.1 million
                                           =====

GAS SALES

Due to colder weather in the second quarter of 1996, gas sales to ultimate consumers increased 2.6 million dth or 15.7% from 1995. After adjusting for the effects of weather, sales to ultimate consumers increased 7.0%. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

The total cost of gas included in expense increased 40.9% in 1996. This was the result of a 1.3 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($4.8 million) and a $4.1 million increase in Dth purchased for spot market sales, coupled with an 8.6% increase in the average cost per Dth purchased ($4.7 million) and a $9.8 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause (GAC). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $5.24 in 1996 from $4.30 in 1995.

Other operation expense increased $13.6 million primarily as a result of an increase in bad debt expense ($5.0 million). The Company has experienced a significant increase in past due accounts receivable and is taking steps to improve its collections. To the extent these steps are unsuccessful, the Company will likely experience a higher level of bad debt expense.

Maintenance expense decreased $5.7 million primarily as the result of a decrease in nuclear maintenance expenses ($9.0 million). Nuclear maintenance costs were higher in 1995 primarily due to a planned refueling and maintenance outage at Unit 2 (April 8, 1995 - June 2, 1995).

Other taxes decreased by approximately $14.4 million partly due to the adjustment of 1995 Dunkirk Generating Steam Station (Dunkirk Station) real estate tax amortization due to a tax settlement refund ($5.7 million). In May 1996, the Company entered into a six year agreement with Chautauqua County and the City of Dunkirk regarding the real estate taxes paid and to be paid for its Dunkirk Station. The Company not only received a tax settlement refund from prior year overassessments, but also had its annual taxes reduced to an amount that is somewhat less than pre-litigation levels. In addition, 1996 taxes were lower because 1995 taxes included the amortization of the New York State sales tax audit costs ($2.8 million).

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30,
1995

Earnings for the first six months of 1996 were $130.0 million or $0.90 per share, as compared with $153.0 million or $1.06 per share in 1995. Earnings for the first six months were lower because 1995 earnings included the recording of a one-time, non-cash adjustment of prior years' DSM incentive revenues of $17 million, $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism and a gain on the sale of HYDRA-CO of $11.3 million that collectively increased 1995 earnings by 17 cents per share. In addition, increased operating expenses of $21.7 million or 10 cents per share also contributed to lower 1996 earnings. However, a decrease in other taxes of $16.3 million or 7 cents per share and higher electric and natural gas sales due to the colder weather partially offset those factors that contributed to lower 1996 earnings. In addition, 1995 earnings included a fuel target penalty of $10.1 million while 1996 earnings included a fuel target incentive of $4.7 million, resulting in a net favorable impact on 1996 earnings as compared to 1995 earnings of $14.8 million or 7 cents per share. The Company is required to share with ratepayers, subject to certain limitations, fuel and purchased power cost fluctuations from amounts forecast in rates.

ELECTRIC REVENUES

As shown in the table below, electric revenues, decreased $37.9 million or 2.2% from 1995, primarily due to a decrease in miscellaneous electric revenues. Miscellaneous electric revenues were lower in 1996 because 1995 electric revenues included the recording of $55.5 million of unbilled, non-cash revenues in accordance with the 1995 rate order, $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism and a one-time, non-cash adjustment of prior years' DSM incentive revenues of $17 million. In addition, FAC revenues decreased $21.2 million, even though the Company made increased payments to UGs. FAC revenues decreased in part due to the higher generation from nuclear and hydro facilities that have lower fuel costs. In 1995, the low water supply limited the amount of hydroelectric power that the Company could produce. In addition, Units 1 and 2 were taken out of service in early 1995 for planned refueling and maintenance outages. The decrease in FAC revenues also reflects a higher amount of transmission and resale revenues ($11.2 million) passed on to customers. However, higher electric and natural gas sales due to the colder weather and higher electric rates (effective April 26, 1995) partly offset those factors that contributed to lower electric revenues.

Increase in base rates                     $ 44.9 million
Sales to other electric utilities            20.7
Changes in volume and mix of sales
  to ultimate customers                       3.2
Unit 1 incentive surcharge                   (9.4)
DSM revenues                                (20.6)
FAC revenues                                (21.2)
Unbilled revenues                           (55.5)
                                           ------
                                           $(37.9) million
                                           =======


ELECTRIC SALES

Electric kwh sales to ultimate consumers were approximately 17.0 billion in 1996, a 2.1% increase from the same period in 1995 primarily as a result of colder weather. After adjusting for the effects of weather, sales to ultimate consumers would have increased 0.3%. Sales for resale increased 1,035 million Kwh (60.7%) due to increased demand for electricity in the northeast, resulting in a net increase in total electric Kwh sales of 1,393 million (7.5%). Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

                                                 SIX MONTHS ENDED JUNE 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1996          1995       Change     1996      1995      Change
Residential              $ 657,485     $ 621,412       5.8      5,402     5,216       3.6
Commercial                 610,595       619,364     ( 1.4)     5,789     5,737       0.9
Industrial                 256,409       267,044     ( 4.0)     3,553     3,526       0.8
Industrial - Special        29,083        28,388       2.4      2,150     2,067       4.0
Other                       25,770        25,468       1.2        113       109       3.7
                         ---------    ----------     ------    ------    ------     -----
Total to Ultimate
  Consumers              1,579,342     1,561,676       1.1     17,007    16,655       2.1
Other Electric Systems      57,641        36,979      55.9      2,740     1,705      60.7
Miscellaneous                8,542        85,043     (90.0)       -         -         -
Subsidiary                  10,069         9,787       2.9        200       194       3.1
                        ----------     ---------     ------     -----    ------     -----

      TOTAL             $1,655,594    $1,693,485     ( 2.2)    19,947    18,554       7.5
                        ==========     =========     ======    ======    ======     =====

/TABLE

As indicated in the table below, internal generation increased in 1996, principally at Unit 1 and Unit 2. From February 8, 1995 to April 4, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage. From April 8, 1995 to June 2, 1995, Unit 2 was taken out for a planned refueling and maintenance outage.

The amount of electricity delivered to the Company by UGs decreased by approximately 616 Gwhrs (8.5%), but total UG costs increased by approximately $42.8 million (8.5%), as explained below.

HYDROELECTRIC UG PROJECTS

Due to high precipitation and spring run-off levels so far this year, hydroelectric UG projects increased energy deliveries to the Company by 425 Gwhrs under Power Purchase Agreements (PPAs) which compelled increased payments to those UGs of $38.4 million. The Company's increased payments to hydroelectric UGs was primarily the result of the UGs' ability to produce more energy in contrast to 1995, when low water availability limited the amount of electricity hydroelectric UGs could produce. In addition, a major new hydroelectric UG came on line in November 1995, contributing to the increase in hydroelectric deliveries.

"MUST RUN" UG COGENERATION PROJECTS

A substantial portion of the Company's portfolio of UG projects operate on a "must run" basis. This means that they tend to run to the maximum production levels regardless of the need or economic value of the electricity produced. With respect to "must run" UG cogeneration projects, a number of elements combined to reduce the aggregate deliveries from and payments to "must run" UGs. In total, "must run" UGs delivered 583 Gwhrs less, resulting in UG payments of $11.4 million less. These elements included renegotiation of certain contracts, maintenance outages at certain UG facilities and lower deliveries from other facilities.

SCHEDULABLE COGENERATION PROJECTS

The Company has renegotiated PPAs with a number of UG cogeneration projects in order to obtain the right to schedule the electricity deliveries of the project. In the case of schedulable UG projects, although the terms of these PPAs allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered, the Company is also required to make fixed payments. Fixed payments are due whether or not the plant produces electricity so long as it is available for service. (See Form 10-K for the fiscal year ended December 31, 1995, Part II, Item 8. Notes to Consolidated Financial Statements - Note 9. Commitments and Contingencies - "Long-term Contracts for the Purchase of Electric Power.") Quantities from schedulable cogeneration UGs decreased 458 Gwhrs. Payments to schedulable UGs increased by $15.8 million, primarily due to increased fixed payments of approximately $19.7 million. The increase in fixed payments are caused by the fixed payments made to a new schedulable UG whose plant came on line in May 1995 and due to escalation factors included in the PPAs that the Company has with the schedulable UGs. In addition, payment rates for electricity delivered from schedulable UGs increased from last year's levels due to the increase in the cost of natural gas.

                                             SIX MONTHS ENDED JUNE 30,

                          GwHrs                         Cost              Cents/KwHr.
                --------------------------   -------------------------   ------------
                                                     (Millions)
FUEL FOR ELECTRIC GENERATION:
                                     %                          %
                1996      1995     Change   1996      1995    Change     1996    1995
Coal            3,507     3,279      7.0    $49.6    $48.2      2.9      1.4     1.5
Oil               269       347    (22.5)    11.4     14.0    (18.6)     4.2     4.0
Natural Gas        50       492    (89.8)     2.2      9.2    (76.1)     4.4     1.9
Nuclear         4,506     2,763     63.1     25.3     15.5     63.2      0.6     0.6
Hydro           2,156     1,538     40.2      --       --       --       --      --
               ------     -----     ----     ----     ----     ----      ---     ---
               10,488     8,419     24.6     88.5     86.9      1.8      0.8     1.0
               ------     -----     ----     ----     ----     ----      ---     ---

ELECTRICITY PURCHASED:

Unregulated
 generators:
  Capacity       --        --        --     106.5     86.6      23.0      --     --
  Energy and
   taxes        6,668     7,284     (8.5)   437.9    415.0       5.5     6.6     5.7
               ------    ------     ----    -----    -----      ----     ---     ---
Total UG
 purchases      6,668     7,284     (8.5)   544.4    501.6       8.5     8.2     6.9
Other           4,551     4,828     (5.7)    61.4     66.4      (7.5)    1.4     1.4
               ------    ------     ----    -----    -----      ----     ---     ---
               11,219    12,112     (7.4)   605.8    568.0       6.7     5.4     4.7
               ------    ------     ----    -----    -----      ----     ---     ---
               21,707    20,531      5.7    694.3    654.9       6.0     3.2     3.2
               ------    ------     ----    -----    -----      ----     ---     ---

Fuel adjustment
 clause          --        --        --     (19.4)     2.8       --      --      --
Losses/Company
 use            1,760     1,977     (11.0)    --       --        --      --      --
               ------    ------      ----   -----     -----     ----    ----    ----
               19,947    18,554       7.5  $674.9    $657.7      2.6     3.4     3.5
               ======    ======      ====   =====     =====     ====    ====    ====


/TABLE

GAS REVENUES

Gas revenues increased $98.1 million or 26.5% in 1996 from the comparable period in 1995 as set forth in the table below:

Sales to ultimate customers                   $43.4 million
Spot market sales                              27.8
Purchased gas adjustment clause revenues       26.9
                                              -----
                                              $98.1 million
                                              =====

GAS SALES

Due to colder weather in 1996, gas sales to ultimate consumers increased 8.3 million dth or 15.5% from 1995. After adjusting for the effects of weather, sales to ultimate consumers increased 2.5%. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

                                           SIX MONTHS ENDED JUNE 30,

                          GAS REVENUES (Thousands)            SALES (Thousands of Dth)
                      -------------------------------     -------------------------------
                                                  %                                %
                        1996         1995       Change      1996       1995      Change
Residential           $291,938     $242,830      20.2      41,593     36,111      15.2
Commercial             116,252       94,854      22.6      18,261     15,900      14.8
Industrial               9,680        6,548      47.8       1,975      1,501      31.6
                      --------     --------  ---------    -------    -------   -------
Total to Ultimate
   Consumers           417,870      344,232      21.4      61,829     53,512      15.5
Other Gas Systems           77          625     (87.7)         17        135     (87.4)
Transportation of
   Customer-Owned Gas   25,448       24,179       5.2      63,255     72,793     (13.1)
Spot Market Sales       28,369          551   5,048.6       7,023        272   2,482.0
Miscellaneous           (3,524)         557    (732.7)       -           -        -
                     ----------      ------- ---------    -------    -------   -------
   Total to System
     Core Customers   $468,240     $370,144      26.5     132,124    126,712       4.3
                     =========     ========  =========    =======    =======   =======
/TABLE

The total cost of gas included in expense increased 47.3%. This was the result of an 8.3 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($23.9 million) and a $21.8 million increase in Dth purchased for spot market sales, coupled with a 13.2% increase in the average cost per Dth purchased ($22.5 million) and an $18.7 million increase in purchased gas costs and certain other items recognized and recovered through the purchased GAC. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $4.19 in the first six months of 1996 from $3.60 in the same period in 1995.

Other operation expense increased $21.7 million primarily as a result of an increase in bad debt expense ($9.3 million).

The Company has experienced a significant increase in past due accounts receivable and is taking steps to improve its collections. To the extent these steps are unsuccessful, the Company will likely experience a higher level of bad debt expense.

In April 1996, the Company and the local unions of the International Brotherhood of Electrical Workers, representing all of the Company's 6,100 unionized employees, agreed on a five-year-three month labor agreement. The agreement includes a 1996 base salary freeze, and moderate salary increases through 2001. However, represented employees will have up to a 2% incentive opportunity that will be based upon Company savings achieved in 1996. In addition, changes were made in the new labor agreement affecting pension and health and retirement benefits. The Company does not believe that costs of the new contract will have a material adverse affect on its results of operations or financial condition.

Maintenance expense decreased $4.3 million primarily as the result of a decrease in nuclear maintenance expenses ($14.4 million), offset in part, by an increase in amortization of regulatory deferrals and increased labor expense associated with storms in January 1996.

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

Other items (net) decreased by $9.3 million in the first six months of 1996 from the comparable period in 1995 principally because 1995 includes proceeds from the sale of HYDRA-CO. ($21.6 million), partially offset by certain accounting requirements of the 1995 rate order.

Federal income taxes (net) decreased by approximately $10.4 million primarily due to a decrease in pre-tax income.

Other taxes decreased by approximately $16.3 million partly due to the adjustment of 1995 Dunkirk Station real estate tax amortization due to a tax settlement refund ($5.7 million). In May 1996, the Company entered into a six year agreement with Chautauqua County and the City of Dunkirk regarding the real estate taxes paid and to be paid for its Dunkirk Station. The Company not only received a tax settlement refund from prior year overassessments, but also had its annual taxes reduced to an amount that is somewhat less than pre-litigation levels. In addition, 1996 taxes were lower because 1995 taxes included the amortization of the New York State sales tax audit costs ($2.8 million).

PART II.  OTHER INFORMATION
- ---------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's annual meeting of shareholders on May
         7, 1996, the election of Directors was as follows:

                                                       WITHHELD
                                        FOR            AUTHORITY
                                        ---            ---------

William F. Allyn                   114,429,341         6,832,783
William E. Davis                   112,556,971         8,705,153
William J. Donlon                  111,597,890         9,664,234
Anthony H. Gioia                   114,299,992         6,962,132
Dr. Patti McGill Peterson          114,336,046         6,926,078

ITEM 5.  OTHER INFORMATION.

    NRC ADVANCED NOPR

    In April 1996, the U.S. Nuclear Regulatory Commission (NRC) issued an advanced NOPR that proposes a change in the nuclear decommissioning rules. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant (See Form 10-K for the fiscal year ended December 31, 1995, Part II, Item 8. Notes to Consolidated Financial Statements - Note 3. Nuclear Operations - "Nuclear Plant Decommissioning"). Despite the growing trend toward deregulation and asset divestiture, the NRC will take actions to insure adequate funding for decommissioning.

    The following are some of the changes that the NRC is considering:

    - Requiring the utility to assure the NRC that they can finance the total estimated cost of nuclear decommissioning in the event they are no longer a rate regulated entity and do not have a guaranteed source of income.

    - Requiring a deregulated utility to periodically report to the NRC on the status of its nuclear decommissioning funds.

    - Allowing a utility to take a credit for a positive, real rate of return on nuclear decommissioning trust funds during a period of safe storage, i.e., a phase in decommissioning when the plant is maintained in a state that allows the radioactivity on site to decay.

    The Company participated in comments filed by the Nuclear Energy Institute in June 1996 on behalf of the commercial nuclear industry in response to the NRC advanced NOPR. As noted therein, the Company believes that it is appropriate for the NRC to contemplate rulemaking in this area, but that any such rulemaking should establish requirements for the assurance of decommissioning funds availability that are flexible and not prescriptive as to how licensees attain the required level of assurance. The Company is unable to determine the outcome of this matter.

    COURT RULING ON DISPOSAL OF SPENT NUCLEAR FUEL

    In July 1996, the United States Circuit Court of Appeals for the District of Columbia ruled that the Department of Energy
    (DOE) must begin accepting used fuel from the nuclear industry by 1998 even though a permanent storage site will not be ready by then. The Company is unable to determine the outcome of this matter.

    The Company currently has contracts with the DOE for the disposal of spent nuclear fuel for both Units 1 and 2. Spent nuclear fuel storage facilities at Units 1 and 2 are expected to accommodate spent nuclear fuel discharges, while also having sufficient space available to maintain full core off load capability, through the years 2009 and 2012, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six
           Months Ended June 30, 1996 and 1995.

           Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1996.

           Exhibit 15  - Accountants' Acknowledgement Letter.

           Exhibit 27 - Financial Data Schedule.

           In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group during March 1996. The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter for which this report is filed.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NIAGARA MOHAWK POWER CORPORATION
                                       (Registrant)



Date:  August 12, 1996        By  /s/ Steven W. Tasker
                                  Steven W. Tasker
                                  Vice President-Controller and
                                  Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

EXHIBIT INDEX
- -------------

   Exhibit                                              Page
   Number                    Description               Number
   -------                   -----------               ------

     11             Computation of the Average
                    Number of Shares of Common
                    Stock Outstanding for the Three
                    Months and Six Months Ended
                    June 30, 1996 and 1995.

     12             Statement Showing Computations of
                    Ratio of Earnings to Fixed Charges,
                    Ratio of Earnings to Fixed Charges
                    without AFC and Ratio of Earnings
                    to Fixed Charges and Preferred
                    Stock Dividends for the Twelve
                    Months Ended June 30, 1996.

     15             Accountants' Acknowledgement
                    Letter.

     27             Financial Data Schedule.

EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three and Six Months Ended June 30, 1996 and 1995
                                                                                 (4)
                                                                            Average Number
                                                                              of Shares
                                                                            Outstanding As
                                                                              Shown on
                                                                             Consolidated
                                                                              Statement
                                       (1)         (2)           (3)          of Income
                                     Shares of   Number         Share        (3 divided by
                                     Common      of Days        Days        number of Days
                                     Stock       Outstanding    (2 x 1)       in Period)
                                     ---------   -----------    -------    ---------------

FOR THE THREE MONTHS
ENDED JUNE 30:
APRIL 1 - JUNE 30, 1996              144,332,855   91         13,134,289,805
SHARES SOLD -
  ACQUISITION - SYRACUSE
   SUBURBAN GAS COMPANY, INC.             16,984   20                339,680
                                     -----------              --------------
                                     144,349,839              13,134,629,485  144,336,588
                                     ===========              ==============  ===========

APRIL 1 - JUNE 30, 1995              144,330,482   91         13,134,073,862  144,330,482
                                     ===========              ==============  ===========


FOR THE SIX MONTHS
ENDED JUNE 30:


JANUARY 1 - JUNE 30, 1996           144,332,123   182        26,268,446,386
SHARES SOLD AT VARIOUS
  TIMES DURING THE PERIOD -
   ACQUISITION - SYRACUSE
    SUBURBAN GAS COMPANY, INC. -         17,716    *                447,284
                                    -----------              --------------
                                    144,349,839              26,268,893,670    144,334,581
                                    ===========              ==============    ===========



JANUARY 1 - JUNE 30, 1995           144,311,466   181        26,120,375,346
SHARES SOLD AT VARIOUS
  TIMES DURING THE PERIOD -
   DIVIDEND REINVESTMENT PLAN            19,016    *              2,871,416
                                    -----------              --------------
                                    144,330,482              26,123,246,762    144,327,330
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


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
- ---------------------------------------------------------

Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1996 (in thousands of dollars).

A.  Net Income                                    $223,929

B.  Taxes Based on Income or Profits               124,465
                                                   -------
C.  Earnings, Before Income Taxes                  348,394

D.  Fixed Charges (a)                              309,879
                                                   -------
E.  Earnings Before Income Taxes and
      Fixed Charges                                658,273

F.  Allowance for Funds Used During
      Construction (AFC)                             6,004
                                                   -------
G.  Earnings Before Income Taxes and
      Fixed Charges without AFC                   $652,269
                                                   =======

PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements               $ 38,486
                                                   -------
I.  Ratio of Pre-tax Income to Net Income (C/A)      1.556
                                                   -------
J.  Preferred Dividend Factor (HxI)               $ 59,884

K.  Fixed Charges as Above (D)                     309,879
                                                   -------
L.  Fixed Charges and Preferred Dividends
      Combined                                    $369,763
                                                   =======
M.  Ratio of Earnings to Fixed Charges (E/D)          2.12
                                                   =======
N.  Ratio of Earnings to Fixed Charges
      without AFC (G/D)                               2.10
                                                   =======
O.  Ratio of Earnings to Fixed Charges and
      Preferred Dividends Combined (E/L)              1.78
                                                   =======


(a) Includes a portion of rentals deemed representative of the interest factor ($27,205).

EXHIBIT 15


August 12, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated August 12, 1996 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and
33-54829) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-
51073, 33-54827 and 33-55546).  We are also aware of our
responsibilities under the Securities Act of 1933.



Yours very truly,


/s/ Price Waterhouse LLP
- ------------------------

