Form 10-Q
period 1996-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1996-11-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
-------------------------------------------------
OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934



Commission file number 1-2987.

NIAGARA MOHAWK POWER CORPORATION
--------------------------------

(Exact name of registrant as specified in its charter)

State of New York                          15-0265555
-----------------                          ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


300 Erie Boulevard West                 Syracuse, New York    13202
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

Common stock, $1 par value, outstanding at October 31, 1996 -
144,365,214

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For the Quarter Ended September 30, 1996


INDEX
-----

           PART I.  FINANCIAL INFORMATION
           ------------------------------

Glossary of Terms

Item 1.         Financial Statements.

           a)   Consolidated Statements of Income -
                Three Months and Nine Months ended
                September 30, 1996 and 1995

           b)   Consolidated Balance Sheets - September 30,
                1996 and December 31, 1995

           c)   Consolidated Statements of Cash Flows -
                Nine Months ended September 30, 1996 and 1995

           d)   Notes to Consolidated Financial Statements

           e)   Review by Independent Accountants

           f)   Independent Accountant's Report on the
                Limited Review of the Interim Financial
                Information

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.


           PART II.  OTHER INFORMATION
           ---------------------------

Item 5.         Other Information.

Item 6.         Exhibits and Reports on Form 8-K.

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

GLOSSARY OF TERMS
-----------------

TERM              DEFINITION
----              ----------

ALJ               New York State PSC Administrative Law Judge

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

NRC               Nuclear Regulatory Commission

PPA               Power Purchase Agreements

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

Unit 1            Nine Mile Point Nuclear Station Unit No. 1

Unit 2            Nine Mile Point Nuclear Station Unit No. 2

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------
                                                                 1996                1995
                                                              ---------           ----------
                                                              (In thousands of dollars)

OPERATING REVENUES:
  Electric                                                     $ 829,370           $ 829,303
  Gas                                                             66,343              57,928
                                                              ----------           ---------
                                                                 895,713             887,231
                                   ----------  ---------
OPERATING EXPENSES:
  Fuel for electric generation                                    55,129              70,603
  Electricity purchased                                          286,085             251,436
  Gas purchased                                                   26,113              17,171
  Other operation and maintenance
   expenses                                                      284,237             200,126
  Depreciation and amortization                                   82,475              79,850
  Federal and foreign income taxes                                (6,287)     28,606
  Other taxes                                                    114,555             125,313
                                                              ----------          ----------
                                                                 842,307             773,105
                                   ----------  ----------
OPERATING INCOME                                                  53,406             114,126
                                   ----------  ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                             1,138                 756
  Federal and foreign income taxes                                   289                 301
  Other items (net)                                                4,162               1,222
                                                              ----------          ----------
                                                                   5,589               2,279
                                   ---------- ----------

INCOME BEFORE INTEREST CHARGES                                    58,995             116,405
                                   ---------- ----------

INTEREST CHARGES:
  Interest on long-term debt                                      68,301              68,330
  Other interest                                                   4,550               2,850
  Allowance for borrowed funds used
   during construction                                              (940)               (1,716)
                                                              ----------          ----------
                                                                  71,911              69,464
                                   ----------  ----------

NET INCOME/(LOSS)                                                (12,916)               46,941
Dividends on preferred stock                                       9,609              9,691
                                                              ----------          ----------
BALANCE AVAILABLE FOR COMMON STOCK                            $  (22,525) $  37,250
                                                              ==========  ==========

Average number of shares of common
  stock outstanding (in thousands)                               144,364             144,330

Balance available per average
  share of common stock                                       $     (.16)  $     .26
Dividends paid per share of common
  stock                                                       $      .00            $    .28

         The accompanying notes are an integral part of these financial statements

/TABLE

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                                 1996                 1995
                                                              ---------            ----------
                                                              (In thousands of dollars)


OPERATING REVENUES:
  Electric                                                    $2,484,964                $2,522,788
  Gas                                                            534,583                428,072
                                                              ----------             ----------
                                                               3,019,547              2,950,860
                                   ----------    ----------

OPERATING EXPENSES:
  Fuel for electric generation                                   141,630                148,943
  Electricity purchased                                          874,450                830,840
  Gas purchased                                                  296,665                200,828
  Other operation and maintenance
   expenses                                                      693,602                592,062
  Depreciation and amortization                                  246,681                237,314
  Federal and foreign income taxes                                79,728                137,290
  Other taxes                                                    362,013                389,067
                                                              ----------             ----------
                                                               2,694,769              2,536,344
                                   ----------     ----------

OPERATING INCOME                                                 324,778                414,516
                                                              ----------                ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                                             2,340                  1,068
  Federal and foreign income taxes                                 4,950                    (7,297)
  Other items (net)                                               13,345                 19,694
                                                              ----------             ----------
                                                                  20,635                 13,465
                                                              ----------                ----------

INCOME BEFORE INTEREST CHARGES                                   345,413                427,981
                                                              ----------                ----------

INTEREST CHARGES:
  Interest on long-term debt                                     205,089                197,699
  Other interest                                                   6,721                 17,427
  Allowance for borrowed funds used
   during construction                                            (2,595)                   (7,307)
                                                              ----------                ----------
                                                                 209,215                207,819
                                                              ----------                ----------

NET INCOME/(LOSS)                                                136,198                220,162
Dividends on preferred stock                                      28,760                 29,952
                                                              ----------             ----------
BALANCE AVAILABLE FOR COMMON STOCK                            $  107,438             $  190,210
                                                              ==========                ==========

Average number of shares of common
  stock outstanding (in thousands)                               144,344                144,328

Balance available per average
  share of common stock                                       $      .74             $     1.32
Dividends paid per share of common
  stock                                                       $      .00             $      .84

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


ASSETS
------                                                              SEPTEMBER 30, 1996
                                                                                 (UNAUDITED)                 DECEMBER 31, 1995
                                                                    ------------------                       ----   -------------
                                                                                 (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                                                 $ 8,592,238                   $ 8,543,429
  Gas plant                                                                        1,066,188                    1,017,062
  Nuclear fuel                                                                       546,742                      517,681
  Common plant                                                                       287,786                      281,525
  Construction work in progress                                                      261,647                      289,604
                                                                                  ----------                   ----------
         Total utility plant                                                      10,754,601                   10,649,301
Less-Accumulated depreciation
 and amortization                                                                  3,801,454                    3,641,448
                                                                                   ---------                   ----------
         Net utility plant                                                         6,953,147        7,007,853
                                               ---------       ----------

OTHER PROPERTY AND INVESTMENTS                                                       207,910                      218,417
                                               ---------       ----------

CURRENT ASSETS:
  Cash, including temporary cash
   investments of $294,885 and
   $114,415, respectively                                                            381,057                      153,475
  Accounts receivable (less allowance for
   doubtful accounts of $88,500 and
   $20,000, respectively)                                                            297,908                      471,442
  Materials and supplies, at average cost:
   Coal and oil for production of electricity      17,055                                                          27,509
   Gas storage                                                                        47,936                       26,431
   Other                                                                             132,874                      141,820
  Prepaid taxes                                                                       65,142                       17,239
  Other                                                                               51,346                       45,834
                                                                                  ----------                   ----------
                                                                                     993,318                      883,750

REGULATORY ASSETS (NOTE 3):
  Regulatory tax asset                                                               470,198                      470,198
  Deferred finance charges                                                           239,880                      239,880
  Deferred environmental restoration
   costs (Note 2)                                                                    225,000                      225,000
  Unamortized debt expense                                                            81,779                       92,548
  Postretirement benefits other than
   pensions                                                                           67,149                       68,933
  Other                                                                              161,862                      204,253
                                                                                  ----------                   ----------
                                                                                   1,245,868                    1,300,812
                                              ----------        ----------
OTHER ASSETS                                                                          76,741                       67,037
                                                                                  ----------                   ----------
                                                                                  $9,476,984                   $9,477,869
                                              ==========        ==========

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                                                        SEPTEMBER 30, 1996
                                                                                (UNAUDITED)      DECEMBER 31, 1995
                                                                        ------------------   -----------------
                                                                                   (In thousands of dollars)
CAPITALIZATION:
 COMMON STOCKHOLDERS' EQUITY:
  Common stock - $1 par value; authorized
   185,000,000 shares; issued 144,365,214
   and 144,332,123 shares, respectively                                         $  144,365                         $  144,332
  Capital stock premium and expense                                              1,784,473                          1,784,247
  Retained earnings                                                                692,811                            585,373
                                                                                ----------                         ----------
                                                                                 2,621,649                          2,513,952
                                                                                ----------                         ----------

 CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
  SHARES, $100 PAR VALUE:
   Non-redeemable (optionally redeemable),
    issued 2,100,000 shares                                                        210,000                            210,000
   Redeemable (mandatorily redeemable), issued
    240,000 and 258,000 shares, respectively                                        22,200                             24,000

 CUMULATIVE PREFERRED STOCK, AUTHORIZED
  19,600,000 SHARES, $25 PAR VALUE:
   Non-redeemable (optionally redeemable),
    issued 9,200,000 shares                                                        230,000                            230,000
   Redeemable (mandatorily redeemable), issued
    3,008,005 and 3,208,005 shares,
    respectively                                                                    64,530                             72,850
                                                                                ----------                         ----------
                                                                                   526,730                            536,850
                                                                                ----------                         ----------
   Long-term debt                                                                3,476,926                          3,582,414
                                                                                ----------                         ----------
         TOTAL CAPITALIZATION                                                    6,625,305                          6,633,216
                                                                                ----------                         ----------

CURRENT LIABILITIES:
   Long-term debt due within one year                                               93,083                             65,064
   Sinking fund requirements on redeemable
    preferred stock                                                                 12,470                              9,150
   Accounts payable                                                                229,250                            268,603
   Payable on outstanding bank checks                                               46,649                             36,371
   Customers' deposits                                                              15,403                             14,376
   Accrued taxes                                                                    31,270                             14,770
   Accrued interest                                                                 73,120                             64,448
   Accrued vacation pay                                                             36,131                             35,214
   Other                                                                            51,316                             57,748
                                                                                ----------                         ----------
                                                                                   588,692                            565,744
                                                                                ----------                         ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges                                                         239,880                            239,880
  Other                                                                              2,881                              2,712
                                                                                ----------                         ----------
                                                                                   242,761                            242,592
                                                                                ----------                         ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes                                              1,390,785                          1,388,799
  Employee pension and other benefits                                              255,692                            245,047
  Deferred pension settlement gain                                                  19,466                             32,756
  Unbilled revenues                                                                 19,081                             28,410
  Other                                                                            110,202                            116,305
                                                                                ----------                         ----------
                                                                                 1,795,226                          1,811,317
                                                                                ----------                         ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration                                          225,000                            225,000
                                                                                ----------                         ----------
                                                                                $9,476,984                         $9,477,869
                                                                                ==========                         ==========

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
---------------------------------------


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            1996                       1995
                                                                                        -------------              ------------
                                                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  136,198                 $  220,162
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                          246,681                    237,314
    Amortization of nuclear fuel                                                            30,040                     23,141
    Provision for deferred income taxes                                                      1,986                     82,791
    Gain on sale of subsidiary                                                                 -                      (11,257)
    Decrease in net accounts receivable                                                    164,205                     23,793
    (Increase) decrease in materials and
     supplies                                                                               (5,683)                    11,773
    Decrease in accounts payable and accrued
     expenses                                                                              (14,465)                   (45,096)
    Increase in accrued interest and taxes                                                  25,172                     20,706
    Changes in other assets and liabilities                                                 (5,907)                    (5,301)
                                                                                        ----------                 ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                        578,227                    558,026
                                                                                        ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                                                  (186,860)                  (231,111)
  Nuclear fuel                                                                             (29,061)                    (7,726)
                                                                                        ----------                 ----------
  Acquisition of utility plant                                                            (215,921)                  (238,837)
  Decrease in materials and supplies
   related to construction                                                                   3,578                      2,743
  Decrease in accounts payable and accrued
   expenses related to construction                                                         (3,616)                   (11,274)
  (Increase) decrease in other investments                                                  10,226                    (85,331)
  Proceeds from sale of subsidiary
   (net of cash sold)                                                                          -                      161,087
  Other                                                                                     (5,972)                     9,236
                                                                                        ----------                 ----------
         NET CASH USED IN INVESTING ACTIVITIES                                            (211,705)                  (162,376)
                                                                                        ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                                                               105,000                    275,000
  Net change in revolving credit agreements                                               (170,000)                   (99,000)
  Reductions of preferred stock                                                             (6,800)                    (9,300)
  Reductions in long-term debt                                                             (29,341)                   (23,414)
  Net change in short-term debt                                                                -                     (370,749)
  Dividends paid                                                                           (28,760)                  (151,190)
  Other                                                                                     (9,039)                    (7,281)
                                                                                        ----------                 ----------
         NET CASH USED IN FINANCING ACTIVITIES                                            (138,940)                  (385,934)
                                                                                        ----------                 ----------

NET INCREASE IN CASH                                                                       227,582                      9,716

Cash at beginning of period                                                                153,475                     94,330
                                                                                        ----------                 ----------
CASH AT END OF PERIOD                                                                     $381,057                   $104,046
                                                                                        ==========                 ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                           $205,702                   $207,357
  Income taxes paid                                                                        $80,499                    $35,376


         The accompanying notes are an integral part of these financial statements


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

           The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

           The allowance for doubtful accounts receivable on the consolidated balance sheets amounted to $88.5 million and $20.0 million at September 30, 1996 and December 31, 1995, respectively. The Company increased its allowance for doubtful accounts by $68.5 million to recognize the increased risk of collection inherent in significantly higher levels of past-due customer bills. In addition to this increase in the allowance for doubtful accounts, the Company has already charged $46.3 million to bad debt expense for the nine months ended September 1996. (See
           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Increase in Allowance for Doubtful Accounts.")

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

           The Company is currently aware of 86 sites with which it has been or may be associated, including 43 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

           As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at September 30, 1996 and December 31, 1995. This represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $900 million, including approximately $400 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites.

           Prior to 1995, the Company recovered 100% of its costs associated with site investigation and restoration (SIR). In the Company's 1995 rate order, costs incurred during 1995 for the investigation and restoration of Company-owned sites and sites with which it is associated were subject to 80%/20% (ratepayer/Company) sharing. In 1995, the Company incurred $11.5 million of such costs, resulting in a disallowance of $2.3 million (before tax), which the Company recognized as a loss in Other items (net) on the Consolidated Statements of Income. The PSC stated in its opinion, dated December 1995, its decision to require sharing was "on a one-time, short-term basis only, pending its further evaluation of the issue in future proceedings." In July 1996, the ALJ issued a recommended decision in the Company's November 1995 gas rate filing that recommended 100% recovery of its SIR costs. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Multi-Year Gas Rate Proposal.") The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

           Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company has settled some of these claims and continues to pursue others, but is unable to predict what the ratemaking disposition will be.

           TAX ASSESSMENTS: The Internal Revenue Service (IRS) has conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and has submitted a Revenue Agents' Report to the Company. The IRS has proposed various adjustments to the Company's federal income tax liability for these years which could increase the Company's Federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments are several significant issues involving Unit 2. The Company is vigorously defending its position on each of the issues, and submitted a protest to the IRS in 1993. Pursuant to the Unit 2 settlement entered into with the PSC in 1990, to the extent the IRS is able to sustain adjustments, the Company will be required to absorb a portion of any assessment. The Company believes any such disallowance will not have a material impact on its financial position or results of operations under traditional cost-of-service based ratemaking. The Company is currently attempting to finalize a settlement of these issues with the Appeals Division of the IRS.

           In addition, the IRS has conducted an examination of the Company's Federal income tax returns for the years 1989 and 1990. The Company received a Revenue Agents' Report in late January 1996. The IRS has raised the issue concerning the deductibility of payments made to unregulated generators in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay unregulated generators in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows.
           The Company is vigorously defending its position on this issue. The IRS has commenced its examination of the Company's Federal income tax returns for the years 1991 through 1993.

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

           (a) In March 1993, Inter-Power of New York, Inc. (Inter-Power), filed a complaint against the Company and certain of its officers and employees in the Supreme Court of the State of New York, Albany County (NYS Supreme Court). Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a PPA in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

                  In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. Discovery on this one breach of contract claim is currently in progress.

           (b) In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the Court granted the Company's motion to dismiss the complaint in its entirety. Fourth Branch has filed an appeal from the Court's order which was argued on October 7, 1996 and a decision is expected in mid-December 1996. Fourth Branch has filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of New York. On January 5, 1996, Fourth Branch vacated the Mechanicville site.

                  The Company and Fourth Branch recently entered into negotiations under a FERC mediation process. As a result of these negotiations, the Company has proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal includes a provision that would require the discontinuance of all litigation between the parties.

           (c) The Company is involved in a number of court cases regarding the price of overgeneration, the amount of energy that the Company is required to purchase in excess of contract levels from certain unregulated generators. The Company has paid the unregulated generators based on its short-run avoided cost (under Service Class No. 6) for all such overgeneration rather than the price which the unregulated generators contend is applicable under the contracts. At September 30, 1996, the amount of overgeneration adjustments in dispute that the Company estimates it has not paid or accrued is not significant as a result of settlements reached in the third quarter of 1996.

NOTE 3.         RATE AND REGULATORY ISSUES AND CONTINGENCIES

           The Company's financial statements conform to generally accepted accounting principles, as applied to regulated public utilities and reflect the application of SFAS No.
           71. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator, which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $1,003 million, which are net of approximately $243 million of regulatory liabilities at September 30, 1996. The portion of the $1,003 million which relates to the electric business is approximately $888 million, which are net of approximately $243 million of regulatory liabilities. Generally, regulatory assets and liabilities are allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

           While the allocation of regulatory assets and liabilities at September 30, 1996 is based on management's assessment, should the Company discontinue the application of SFAS No. 71, for all or a portion of its business, a final allocation would be made by evaluating circumstances at that time. Currently, substantially all of the Company's net regulatory assets have been approved by the PSC and are being amortized to expense as they are being recovered in rates as last established in April 1995.

           RATE FILING:    The Company filed in February 1996 a
           request to increase electric rates. This rate increase request of 4.1% for 1996 and 4.2% for 1997 was based on the Company's cost of providing service. These rate increases are predicated on a requested rate of return on common stock equity (ROE) of approximately 11% on an annual basis and recover the Company's cost of providing electric service. At a public session on May 2, 1996, the PSC rejected the Company's request for a 1996 temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. In their remarks, the Chairman of the PSC and the ALJ assigned to the proceeding indicated that emergency rate relief requires meeting a higher standard than traditional cases and that a financial crisis did not exist that would jeopardize the provision of safe and adequate service. In addition, the PSC Chairman stated that an increase in electric rates would have a negative impact on economic conditions in the regions served by the Company, which he stated that the Company itself recognized in its PowerChoice proposal (see - "Competition" for a discussion of the Company's PowerChoice proposal.) The PSC Chairman also stated that the PowerChoice proposal better addresses the long-term viability of the Company, whereas a temporary rate increase does not. Accordingly, results for 1996 will reflect regulatory lag and resulting reduced ROE; however, the Company believes that the rejection of a temporary rate increase does not indicate that the Company is no longer regulated on a cost-of-service basis.

           Until the Company's PowerChoice proposal or another acceptable alternative is implemented, the Company will continue to pursue its traditional rate request for 1997. Originally, the Company expected an ALJ recommended decision in early October and a PSC decision in January 1997. However, in 1996, the Company and the PSC staff jointly requested (and the ALJ approved) a series of extensions totaling 180 days so parties can focus on the negotiations related to the Company's PowerChoice proposal, including its negotiations with unregulated generators. These extensions change the effective date of any rate increase to July 8, 1997 and will reduce the amount of revenues and significantly reduce the amount of earnings the Company would realize in 1997 from any price increases granted, absent additional cost reductions.

           The Company estimates that its 1997 rate request will require an overall electric price increase of nearly 9%. The Company expects that the PSC will approve cost-of-service based rates that provide for a reasonable rate of return until such time as the implementation of the PowerChoice proposal or a new competitive market model becomes probable. As a result the Company believes that it will continue to be regulated on a cost-of-service basis which will enable it to continue to apply SFAS No. 71 and that its regulatory assets are currently probable of recovery. While various proposals have been made to develop a new regulatory model, including the Company's PowerChoice proposal, none of these proposals are currently probable of implementation since a number of parties are required to concur with the change in the regulatory model.

           For the reasons noted above, the Company believes that it continues to meet the requirements for the application of SFAS No. 71 to the electric business. However, there are a number of events that could change that conclusion during the fourth quarter of 1996 and beyond. Those future events include: inaction or inadequate action on the Company's 1997 rate request by the PSC; a decision by the Company in the future not to pursue the rate request as filed; significant unanticipated reduction in electricity usage by customers; unsuccessful results in unregulated generator negotiations; adverse results of litigation; and probable changes in the regulatory model.

           As discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended December 31, 1995, the Company was unable to earn its allowed ROE in 1995 and expects to earn substantially below its allowed ROE in 1996. In addition, if the Company's rate increase proposals with respect to 1997 and future years under traditional ratemaking are not approved, then the Company will, more likely than not, be unable to earn a reasonable ROE for such years. The inability of the Company to earn a reasonable ROE over a sustained period would indicate that its rates are not based on its cost of service. In such a case, application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income would reduce retained earnings, the balance of which is currently approximately $693 million. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common dividends and certain types of transfers of assets could be adversely impacted by any such write-downs. (See the discussion in Part II, Item 5. Other Information - "NRC Draft Policy Statement.")

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

           - Provide relief from above market unregulated generator PPAs that were mandated by federal and state public policy.

           - Stabilize average prices for Company electric customers, with reductions to industrial customers to facilitate economic and job growth in the service territory.

           The separated non-nuclear generation business would no longer be rate-regulated and, accordingly, existing regulatory assets related to the non-nuclear power generation business, amounting to approximately $98 million, which is net of approximately $2 million of regulatory liabilities at September 30, 1996, would be charged against income if and when PowerChoice (or a similar proposal) becomes probable of implementation. Of the remaining electric business, under PowerChoice, the Company has proposed that its nuclear generation and electric transmission and distribution business continue to be rate-regulated on a cost-of-service basis (but with performance objectives) and, accordingly, it would continue to apply SFAS No. 71. The Company currently expects to retain ownership of its nuclear assets, but will continue to investigate various options that may be available to mitigate the risk of ownership of these assets. (See Part II, Item 5. Other Information - "New York Nuclear Operating Company.") While the Company expects to pursue performance based cost-of-service regulation, the ultimate form and substance of rate regulation applied to nuclear operations will determine whether SFAS No. 71 can continue to be applied. If the Company determines it could no longer apply SFAS No. 71, existing nuclear regulatory assets of approximately $264 million, which is net of nuclear regulatory liabilities of approximately $240 million at September 30, 1996 would be charged against income.

           The PowerChoice proposal also includes provisions for recovery of "stranded costs" by the generation business through surcharges on rates for retail transmission and distribution customers. Stranded costs are those costs of utilities that may become unrecoverable due to a change in the regulatory environment and include costs related to the Company's generating plants, regulatory assets and overpriced unregulated generator contracts. As discussed below, the Company has offered to buy out 44 unregulated generator contracts for a combination of cash and securities. While the Company believes that buy out costs should be recoverable as part of the implementation of PowerChoice, or a form thereof, resolution of this issue is subject to negotiation and approval by the PSC. Until resolved, no assurance can be given as to the total amount recoverable or whether the criteria of SFAS No. 71 can be met to record a regulatory asset for the amount recoverable.

           Critical to the stabilization of average prices and restructuring of the Company's markets and business envisioned in the PowerChoice proposal are substantial reductions in the Company's embedded cost structure. The Company has commenced negotiations with the unregulated generators with the objective of reducing unregulated generator costs. On August 1, 1996 the Company announced it had offered to terminate 44 unregulated generator contracts in exchange for a combination of cash and securities from a new restructured Niagara Mohawk Power Corporation (NMPC). Under the plan, the Company would buy out contracts which account for more than 90% of the above-market power costs that the Company is required to buy from unregulated generators. The restructured NMPC would include electric and gas transmission and distribution assets and nuclear assets. The new securities would be subordinate to existing first mortgage bonds and not impair the rights of first mortgage bondholders. The plan would also create a separate non-nuclear generating company. The offer is subject to negotiation and is conditioned on receipt of appropriate regulatory and other approvals including PSC approval of an appropriate price structure consistent with the levels envisioned by the PowerChoice proposal. The offer, if accepted, would clear the way for implementation of PowerChoice, or a form thereof, which the Company has indicated depends upon reducing the cost of power the Company is required to purchase from unregulated generators. The Company cannot predict whether the offer will be accepted and implemented as proposed. The Company's desire is to conclude negotiations on the offer in the fourth quarter of 1996 although, there can be no assurance that such negotiations will be successful or will be concluded within that time frame.

           The Company does not presently expect that its PowerChoice proposal or any other alternative proposal could be fully effective before sometime in 1997, at the earliest. In addition, the Company cannot predict whether the PowerChoice proposal, in its current or a modified form, or an alternative proposal will be implemented.


           PSC AND FERC REGULATORY PROCEEDINGS:   On May 16, 1996, the
           PSC issued its decision in its COPS case to restructure New York State's electric industry. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric.") Although the PSC's decision outlines its overall vision of how the electricity industry should be deregulated and restructured for competition, it did not provide a detailed plan for implementation and instead ordered filings from the major utilities, except the Company and Long Island Lighting Company (LILCO), by October 1, 1996. The October 1 filings were required to address the corporate structure of each utility both in the short and long term and the schedule for and cost of attaining that structure; a schedule for introducing retail access to all of the utility's customers and a set of unbundled tariffs that are consistent with the retail access program; and a rate plan to be effective for the transition to a competitive market, including mechanisms to reduce rates and address stranded costs. The Company was exempted from the October 1 filing by the PSC because the PSC determined that the Company's PowerChoice restructuring proposal met the requirements of the PSC's decision in its COPS proceeding. However, the Company made a filing to address several retail issues. The Company's filing also urged the PSC to be as permissive as possible in allowing the natural development of the competitive marketplace. In addition, it argued that regulated and unregulated companies should be permitted to coexist under the same holding company.

           In April 1996, FERC issued its final rules on open transmission access and stranded cost issues. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC Rulemaking on Open Access and Stranded Cost Recovery.")

           IMPAIRMENT OF LONG-LIVED ASSETS:   In March 1995, the
           Financial Accounting Standards Board (FASB) issued SFAS No.
           121. This Statement, which the Company adopted in 1996, requires that long-lived assets and certain identifiable intangibles held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. Furthermore, this Statement amends SFAS No. 71 to clarify that regulatory assets should be charged against earnings if the assets are no longer considered probable of recovery rather than probable of loss. While the Company is unable to predict the outcome of its PowerChoice proposal, or various FERC and PSC initiatives, the Company has analyzed the provisions of SFAS No. 121, as it relates to the impairment of its investment in generating plant, under two scenarios: traditional cost-based rate-making and its PowerChoice proposal, as filed. As a result of these analyses, the effects of adopting SFAS No. 121, as it relates to the impairment of the Company's investment in generating plant, did not have an effect on its results of operations and financial condition. However, to the extent the PowerChoice proposal is significantly altered or an alternative proposal is implemented, a new asset impairment analysis must be performed, with no assurance as to whether an impairment might exist. In addition, the Company expects that the PSC will approve cost-of-service based rate increases until such time as a new competitive regulatory model is developed.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

REVIEW BY INDEPENDENT ACCOUNTANTS
---------------------------------


The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of September 30, 1996 and the unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 1996 and 1995. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

November 13, 1996

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse   NY   13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion (containing an explanatory paragraph with respect to the Company's application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation [SFAS No. 71]) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

To the Stockholders and
Board of Directors
November 13, 1996
Page 2


As discussed in Note 3, the Company believes that it continues to meet the requirements for application of SFAS No. 71 and that its regulatory assets are currently probable of recovery in future rates charged to customers. There are a number of events that could change these conclusions in the fourth quarter of 1996 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations. As also discussed in Note 3, the Company's PowerChoice proposal, in its current form, would restructure the Company to facilitate a transition to a competitive electric generation market. If it becomes probable that the proposal (or a similar proposal) will be implemented and certain other conditions are met by third parties, the Company would discontinue application of SFAS No. 71 with respect to the non-nuclear portion of its electric generation business and write-off the related net regulatory assets, currently approximately $98 million. While the Company expects to pursue performance based cost-of-service regulation, the form and substance of rate regulation applied to nuclear operations will determine whether SFAS No. 71 can continue to be applied. If the Company determines it could no longer apply SFAS No. 71, existing nuclear net regulatory assets, currently approximately $264 million, would be written-off. Such actions, in the aggregate, could have a material adverse effect on the Company's results of operations and financial condition.

/s/ Price Waterhouse LLP
------------------------

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

Certain statements included in this Quarterly Report on Form 10-Q regarding expected capital expenditures, statements of management's plans and objectives for the Company's future operations and statements of future economic performance, including those contained in or implied by the discussion under
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include information on the financial condition of the Company, expected PSC approval of cost-of-service based electric rate increases, an expected decrease in future bad debt expense, expected construction expenditures, the Company's borrowing capacity to fund working capital deficits, and the assumptions described in the Quarterly Report on Form 10-Q underlying such forward-looking statements. The Company's actual results and developments may differ materially from the results discussed in or implied by such forward-looking statements, due to a number of important factors. Those factors include, but are not limited to, matters described in the context of such forward-looking statements, as well as such other factors as set forth in the Notes to Consolidated Financial Statements contained herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

FINANCIAL CHALLENGES

The Company faces significant challenges in its efforts to maintain its financial condition in the face of expanding competition. While utilities across the nation must address these concerns to varying degrees, the Company believes that it is more financially vulnerable because of its large industrial customer base, an oversupply of high-cost mandated power purchases from unregulated generators, an excess supply of wholesale power at relatively low prices, a high tax burden, a stagnant economy in the Company's service territory and significant investments in nuclear plants. Moreover, solving the problems the Company faces, including the implementation of PowerChoice, requires the cooperation and agreement of third parties outside the Company's control and, thus, limits the options available to solve those problems and keep the Company financially viable.

Company Proposal to Buy Out Unregulated Generator Contracts

On August 1, 1996 the Company announced it had offered to terminate 44 unregulated generator contracts in exchange for a combination of cash and securities from a newly restructured NMPC. The offer, if accepted, would clear the way for the implementation of PowerChoice, which the Company has indicated depends upon reducing the cost of power the Company is required to purchase from unregulated generators.

The 44 contracts represent more than 90% of the above-market cost of mandated purchases by the Company. The securities included in the offer would be issued by a restructured NMPC, which would include electric and gas transmission and distribution assets and nuclear assets. The new securities would be subordinate to the existing first mortgage bonds of the Company. The proposed buy out would not impair the rights of the Company's existing first mortgage bondholders.

The buy out offer is conditioned, among other things, on receipt of appropriate regulatory and other approvals including PSC approval of an appropriate price structure consistent with the levels envisioned by the PowerChoice proposal. The Company cannot predict whether the offer will be accepted and implemented as proposed. The Company's desire is to conclude negotiations on the offer in the fourth quarter of 1996, with the appropriate approvals following in 1997, although there can be no assurance that such negotiations will be successful or will be concluded within that time frame.

PSC PROPOSAL OF NEW UNREGULATED GENERATOR OPERATING AND PPA
MANAGEMENT PROCEDURES

(See Form 10-K for the fiscal year ended December 31, 1995, Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Unregulated Generators.")

On August 21, 1996, the PSC proposed to examine the circumstances under which a utility, including the Company, may legally curtail purchases from unregulated generators; whether utilities should be permitted to collect data that will assist in monitoring unregulated generator's compliance with federal qualifying facility (QF) requirements, which are standards that unregulated generators must satisfy under the Public Utility Regulatory Act of 1978; and if utilities should be allowed to demand security from unregulated generators to ensure the repayment of advance payments made under their purchased power contracts.

The PSC noted that some of the current unregulated generator contracts are far above market prices and are causing utilities to seek rate increases. In addition, the PSC stated that its proposal was initiated to protect ratepayers, since it would ensure just and reasonable rates in the event ongoing negotiations between utilities and unregulated generators fail.

A FERC rule issued in the early 1980s describes the circumstances under which a utility may refuse to purchase power from an unregulated generator and avoid payment. More specifically, it stated that a utility that will incur increased costs as a result of the purchase may curtail or avoid the purchase if the utility provides the unregulated generator with advance notice. In addition, the claimed operating conditions for such curtailment were subject to state regulatory commission verification, before or after such curtailment.

Previously, the PSC required verification in advance of such curtailment, among other conditions. The PSC is now considering verification after such curtailment. Under this proposed approach, the PSC and utilities would no longer have to invest significant time and resources trying to predict what might happen, as was the case when the PSC required verification in advance of such curtailment.

In addition, the PSC is requesting comments on the procedures for, and the contents of, utility programs for monitoring QF status. The PSC stated that if unregulated generators are violating the QF standards, then the obligation of the utility to pay the full contract rate is generally excused or mitigated.
The Company cannot predict the outcome of this matter, but is encouraged by the PSC's proposal to implement new unregulated generator procedures. However, the Company remains committed to the proposal it made to terminate 44 unregulated generator contracts. (See - "Company Proposal to Buy Out Unregulated Generator Contracts.").

1996 AND 1997 ELECTRIC RATE FILING

When PowerChoice was announced, the Company said that failure to approve the plan would mean continued price escalation under traditional regulation, or failing that, further deterioration in the Company's financial condition. While negotiations are continuing on PowerChoice, in view of increasing unregulated generator payments, continued weak sales expectations, the Company found it necessary to seek price increases. The Company filed for price increases of 4.1% for 1996 and 4.2% for 1997.
The 1996 rate filing was for temporary rate relief for which the Company asked for immediate action. As discussed in Note 3 to the Company's Consolidated Financial Statements, on May 2, 1996, the PSC rejected the Company's request for a temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. The Company is continuing to pursue its traditional rate request for 1997 in order to preserve the Company's right to traditional cost-based rates in the event that an acceptable solution cannot be achieved through negotiation of the PowerChoice proposal. In 1996, the Company and the PSC staff jointly requested a series of extensions totaling 180 days so parties can focus on negotiations related to the Company's PowerChoice proposal, including its negotiations with unregulated generators. The ALJ has approved the extensions, changing the effective date of the requested rate increase to July 8, 1997. The Company expects that the PSC will approve cost-of-service based rate increases until such time as implementation of a new competitive market model becomes probable. For a discussion of certain factors that could cause actual results to differ materially, see Part I, Item 1. Financial Statements - Note 3 - "Rate and Regulatory Issues and Contingencies - Rate Filing."

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

To implement its policies, the PSC directed major utilities, excluding the Company and LILCO, to file restructuring proposals and rate plans by October 1, 1996, consistent with these goals. Although exempt from this filing as a result of the PowerChoice restructuring proposal, the Company made a filing to address several retail issues. The Company's filing also urged the PSC to be as permissive as possible in allowing the natural development of the competitive marketplace. In addition, it argued that regulated and unregulated companies should be permitted to coexist under the same holding company. Subsequent to these October 1 filings, all parties in the COPS proceeding will be able to review and comment on the documents. The PSC will then review each filing.

In addition, the PSC decision in the COPS proceeding states that recovery of utility stranded costs may be accomplished by a non-bypassable "wire charge" to be imposed by distribution companies. Stranded costs are utility costs that may become unrecoverable due to a change in the regulatory environment. The calculation of the amount of stranded costs, and the timing of recovery, will be determined individually for each utility as part of the October 1 filings. The PSC decision suggests that a careful balancing of customer and utility interests and expectations is necessary, and that the level of stranded cost recovery will ultimately depend upon the particular circumstances of each utility.

The PSC stated that collaborative efforts would continue to take place to accomplish the following:

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

In September 1996, the Energy Association of New York State (Energy Association) and its member companies filed a lawsuit in the NYS Supreme Court that asked the court to order a review of the PSC's COPS decision. The Energy Association includes the Company and seven other investor owned utilities as members.
Even though the Company believes that the PSC's objectives in its COPS decision are consistent with the Company's PowerChoice proposal, the Company wanted to protect its legal rights until all issues relating to competition in the New York State electric industry are settled fairly. The Company cannot predict the outcome of this matter or its effects on the Company's results of operations or financial condition.

On October 9, 1996, the PSC issued an order establishing the procedures and schedule for the recently issued COPS decision. This order allows 150 days from the date of the filings to resolve outstanding issues on the utility filings, and has assigned the ALJ to the cases. It has allowed 90 days for discovery and potential negotiations, and 60 days of litigation if negotiation does not bring about a settlement.

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

In May 1996, the New York Power Pool's (NYPP) Executive Committee approved the restructuring of the NYPP, of which the Company is a member, into an ISO in order to comply with FERC's guidelines. The NYPP plans to file an ISO tariff with the FERC by December 1996. The Company is actively involved in the restructuring of the NYPP into a statewide ISO.

In late May 1996, the Company was among a number of parties which filed petitions with the FERC seeking rehearing of certain portions of its first rule. The Company stated that various exceptions to the principle of full recovery of stranded costs adopted in that rule would distort competition in the markets for electric power which the rule was designed to promote. In addition, the Company stated that these limitations on the recovery of stranded costs may deprive utilities of a reasonable opportunity to recover their prudently incurred costs, particularly those utilities like the Company, that face high levels of stranded costs due to past government mandates. The Company also urged the FERC to make certain technical changes to its rules for the recovery of stranded costs in the municipalization context. The Company is unable to predict the outcome of this matter. The FERC has granted rehearing for purposes of further consideration; however, the FERC has an indefinite period within which to consider and act on rehearing petitions.



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

The ALJ assigned to the Company's gas rate case proceeding issued a recommended decision in July 1996 which would allow the Company to increase its base rates $8.4 million or 1.4% and included an allowed ROE of 11.4%. In addition, the ALJ recommended that the PBR proposal and rate restructuring be addressed in a second phase of this gas rate proceeding. The ALJ also recommended the continuation of the weather normalization clause. With respect to the Company's SIR costs (see Item 1. Financial Statements -
Note 2 - "Contingencies - Environmental Contingencies"), the ALJ recommended 100% recovery of these costs. The period in which the PSC must render a decision in this case has been extended through December 1, 1996 to allow additional time for settlement negotiations. The Company is unable to predict the outcome of this proceeding.

In March 1996, in a generic rate proceeding, the PSC ordered all New York utilities to refile their tariffs to implement a service unbundling by May 1996 (March 1996 Order). The Company refiled its tariff on April 29, 1996, which became effective on a temporary basis on June 1, 1996. Under the approved tariff, all of the Company's gas customers, including residential and commercial customers, have the opportunity to buy natural gas from other sources with the company providing delivery service for a separate fee. These changes have not had a material impact on the Company's natural gas throughput risk since the Company sells gas at cost and the margins derived from the delivery service are essentially the same as the sales service. The revised rate structure that had been proposed by the Company to reduce the throughput risk has been transferred into the Company's November 1995 rate proceeding.

In addition to the tariff filing to implement service unbundling, the Company and other utilities filed a petition for rehearing of certain of the determinations made in the PSC's March 1996 Order. These determinations included the PSC's requirement that converting customers are responsible for pipeline capacity held by the utility on their behalf for only a three-year period rather than for the remaining life of the pipeline contract. In addition, the March 1996 Order states that the utility is obligated to provide back-up service to a converting customer or provide service to a new customer even if the utility does not currently have sufficient pipeline capacity needed to service that customer. However, the March 1996 Order is unclear as to how the costs of such capacity would be recovered by the utility after the three-year period. The Company also asked for clarification regarding the "test" the PSC would use to determine whether the utility has adequately demonstrated its efforts to relieve itself of "excess" capacity. The PSC issued an order on rehearing and did not substantively change or clarify the issues.

INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS

As previously disclosed by the Company, there has been a significant increase in past due accounts receivable since 1995. A number of factors have contributed to the increase, including rising prices (particularly to residential customers). Rising prices have been driven by increased payments to unregulated generators and high taxes and have been passed on in customers' bills. The stagnant economy in the Company's service territory since the early 1990's has adversely affected collection of past due accounts. Also, laws, regulations and regulatory policies impose more stringent collection limitations on the Company than those imposed on business in general; for example, the inability to terminate service during certain time periods. The Company's collection efforts were also affected by employee turnover with the relocation to the new Collection Center in Buffalo, New York and the Voluntary Early Retirement Program in 1994. The Company is developing and implementing a variety of strategies to improve its collections and reduce its past due accounts receivable levels and bad debt expense. While a number of strategies can and will be implemented by the Company unilaterally, other strategies will require the support of the PSC regarding interpretation or alteration of the PSC's rules and regulations, and still others may require legislative action. The Company has initiated discussions with the staff of the PSC to explore changes in practices that require the PSC's support, and is formulating strategies to address legislative impediments.

The information gathered in developing these strategies enabled management to update its risk assessment of the accounts receivable portfolio. Based on this assessment, management determined that the level of risk associated primarily with the older accounts had increased and the historical loss experience no longer applied. Accordingly, the Company has determined that a significant portion of the past due accounts receivable (principally of residential customers) may be uncollectible, and has increased its allowance for doubtful accounts by $68.5 million (31 cents per share) to $88.5 million as of September 30, 1996. Since the Company was denied a temporary rate increase in 1996 and there has been a delay in the 1997 rate filing due to negotiations related to the Company's PowerChoice proposal, management is considering filing a petition with the PSC requesting recovery of this increase through the rate-setting process. In addition to this increase in the allowance for doubtful accounts, the Company has already charged $46.3 million to bad debt expense for the nine months ended September 1996.
For the nine months ended September 1995, the Company had charged $25.3 million to bad debt expense. The allowance for doubtful accounts is based on critical assumptions and judgments as to the
effectiveness of collection efforts.   However, future results
with respect to collecting the past due receivables may prove to be different from those anticipated. The Company is hopeful that, future bad debt expense will be lower than that experienced in 1996, as a result of the implementation of new collection strategies. Such a result is necessarily dependent upon the following factors, including, among other things, the effectiveness of the strategies discussed above, the support of regulators and legislators to allow utilities to move towards commercial collection practices and improvement in the condition of the economy in the Company's service territory. The Company has been pursuing PowerChoice to address high prices that are the result of traditional price regulation, but the introduction of competition requires that policies and practices that were central to traditional regulation, including those involving collections, be changed so as not to jeopardize the benefits of competition.

SALE OF 50 PERCENT INTEREST IN CANADIAN NIAGARA POWER COMPANY,
LIMITED

In October 1996, Opinac Energy Corporation, a wholly-owned subsidiary of the Company, sold 50 percent of its interest in Canadian Niagara Power Company, Limited (CNP) to Fortis Inc. (Fortis), a widely held Canadian holding company, resulting in an after-tax gain of approximately $14 million. CNP was a wholly-owned subsidiary of Opinac Energy Corporation.

COMMON STOCK DIVIDEND

The board of directors omitted the common stock dividend for all of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales and is the primary reason for the increase in the cash balance. In making future dividend decisions, the board will evaluate, along with standard business considerations, the level and timing of future rate relief, the progress of negotiating with unregulated generators within the context of its PowerChoice proposal, the degree of competitive pressure on its prices, and other strategic considerations.



LIQUIDITY AND CAPITAL RESOURCES

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

On May 22, 1996, Standard & Poor's (S&P) lowered its ratings on the Company's senior secured debt to BB- from BB; senior unsecured debt to B from B+; its preferred stock to B- from B; and commercial paper to not rated from B. S&P stated that the downgrade results from the inability of the financially weak Company and the unregulated generators to make substantive progress in their renegotiation of unregulated generator contracts. In addition, S&P stated that the lack of progress after several months of negotiations between the Company and the unregulated generators increases the uncertainty that a settlement can be achieved.

Cash flows to meet the Company's requirements for the first nine months of 1996 and 1995 are reported in the Consolidated
Statements of Cash Flows on Page 7.

During March 1996, the Company completed an $804 million senior debt facility with a bank group for the purposes of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1996 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the New York State Energy and Development Authority. As of September 30, 1996, the amount outstanding under the senior debt facility was $118 million, consisting of $105 million of borrowing and a $13 million letter of credit under the term loan facility, leaving the Company with $275 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice restructuring proposal or any other significant restructuring plan).

This facility is collateralized by first mortgage bonds which were issued on the basis of additional property. As of September 30, 1996, the Company could issue an additional $1,311 million aggregate principal amount of first mortgage bonds under the Company's mortgage trust indenture. This amount is based upon retired bonds without regard to an interest coverage test.

The Company believes that it will spend approximately $290 million for construction in 1996. For the nine months ended September 30, 1996, the Company had incurred approximately $186.9 million for construction additions. The actual amount of construction expenditures depends on, among other things, the timing of expenditures, which may be affected by storm damage.

Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. The Company is experiencing a significant deterioration in its collections as compared to prior years' experience and is taking steps to improve collection. (See - "Increase in Allowance for Doubtful Accounts.") The Company believes it has sufficient borrowing capacity to fund such deficits as necessary in the near term. However, the Company's borrowing capacity to fund such deficits may be affected by the factors discussed in the following paragraph.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, implementation of the Company's PowerChoice proposal or in the alternative, the Company's rate proceedings. The ultimate level of financing during the period 1996 through 1999 will be effected by, among other things: the outcome of the restructuring envisioned in the PowerChoice proposal (or a similar proposal), including the Company's recent offer to buy out 44 unregulated generator contracts; the alternatives the Company may pursue if the Company's offer is not accepted; the outcome of the 1997 and future traditional rate requests; levels of common dividend payments, if any, and preferred dividend payments; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the extent to which the Company reduces non-essential programs and manages its cash flow during this period. The Company could also be affected by the outcome of the NRC's consideration of new rules for adequate financial assurance of nuclear decommissioning obligations. (See
Part II, Item 5. Other Information - "NRC Draft Policy Statement.") In the longer term, in the absence of PowerChoice or some reasonably equivalent solution, financing will depend on the amount of rate relief that may be granted.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 1996 in comparison to the same periods in 1995.
The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and nine months periods should not be taken as an indication of earnings for all or any part of the balance of the year.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1995

The Company experienced a loss during the third quarter of 1996 in the amount of $22.5 million or 16 cents per share, as compared with earnings of $37.3 million or 26 cents per share in 1995.
The loss in the third quarter of 1996 reflects a charge of $68.5 million or 31 cents per share, reflecting an increased allowance for doubtful customer bills. The allowance is necessary to properly recognize the increased risk of collecting significantly higher levels of past-due customer bills. In addition, the Company experienced an increase in bad debt expense in the third quarter of 1996 of $8.6 million or 4 cents per share and lower margins on public sales.

ELECTRIC REVENUES

Electric revenues were $829 million during the third quarters of both 1996 and 1995. As shown in the table below, FAC revenues increased $23.0 million, which reflects the increased payments made to unregulated generators. These increases were offset by lower electric sales to ultimate customers and a decrease in the amount of unbilled revenues recorded. The Company recorded $10.9 million of unbilled, non-cash revenues in the third quarter of 1995 in accordance with the 1995 rate order. There were no unbilled revenues recorded in the third quarter of 1996.

FAC revenues                          $ 23.0 million
Unbilled revenues                      (10.9)
Changes in volume and mix of sales
  to ultimate customers                (12.1)
                                      -------
                                      $  -   million
                                      =======
ELECTRIC SALES

Electric Kwh sales to ultimate consumers were approximately 8.3 billion in the third quarter of 1996, a 0.4% decrease from the same period in 1995. After adjusting for the effects of weather, sales to ultimate consumers increased 3.0%. Sales for resale increased 157 million Kwhs or 13.6% due to an increased demand for electricity in the northeast, resulting in a net increase in total electric Kwh sales of 152 million or 1.6%. Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

Electric fuel and purchased power costs increased $19.2 million or 6.0%. This increase is the result of a $42.5 million increase in actual purchased power costs (including increased payments to unregulated generators of $37.8 million or 16.7%), partially offset by a $17.3 million decrease in costs deferred and recovered through the operation of the FAC and a $6.0 million decrease in actual fuel costs. The decrease in fuel costs reflects a 5.6% decrease in Company generation due to unregulated generator purchase requirements, which reduced the operation of the Company's fossil plants during the third quarter of 1996.

GAS REVENUES

Gas revenues increased $8.4 million or 14.5% in the third quarter of 1996 from the comparable period in 1995 as set forth in the table below:

Sales to ultimate consumers                    $ 2.7 million
Purchased gas adjustment clause revenues         1.3
Spot market sales                                4.4
                                               -----
                                               $ 8.4 million
                                               =====

GAS SALES

Gas sales to ultimate consumers increased .1 million Dth or 3.0% from 1995. After adjusting for the effects of weather, sales to ultimate consumers decreased 4.3%. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

The total cost of gas included in expense increased $8.9 million or 52.1% in 1996. This was the result of a 0.9 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($5.1 million) and a $4.1 million increase in Dth purchased for spot market sales and a $1.8 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause (GAC), partially offset by a 5.5% decrease in the average cost per Dth purchased ($2.1 million). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $3.37 in 1996 from $2.96 in 1995.

OTHER OPERATION AND MAINTENANCE EXPENSES increased $84.1 million primarily as a result of a charge of $68.5 million, reflecting an increase in the Company's allowance for doubtful accounts to recognize the increased risk of collection inherent in significantly higher levels of past-due customer bills. (See - "Increase in Allowance for Doubtful Accounts.") In addition, the Company experienced an increase in bad debt write-offs of $8.6 million.

FEDERAL AND FOREIGN INCOME TAXES (NET) decreased $34.9 million as a result of a decrease in pre-tax income.

OTHER TAXES decreased by approximately $10.8 million primarily as a result of lower real estate taxes ($3.5 million) and year-to-year differences in the accounting of regulatory deferrals ($4.4 million).

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1995

Earnings for the first nine months of 1996 were $107.4 million or 74 cents per share, as compared with $190.2 million or $1.32 per share in 1995. Earnings for the first nine months of 1996 were lower because 1995 earnings included the recording of a one-time, non-cash adjustment of prior years' DSM incentive revenues of $17 million, $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism and a gain on the sale of HYDRA-CO of $11.3 million that collectively increased 1995 earnings by 17 cents per share. In addition, an increase in bad debt expense of $21.0 million or 9 cents per share and a charge of $68.5 million or 31 cents per share to increase the Company's allowance for doubtful accounts to properly recognize the increased risk of collecting significantly higher levels of past due customer bills also contributed to lower 1996 earnings.

ELECTRIC REVENUES

As shown in the table below, electric revenues, decreased $37.8 million or 1.5% from 1995, primarily due to a decrease in miscellaneous electric revenues. Miscellaneous electric revenues were lower in 1996 because 1995 electric revenues included the recording of $66.4 million of unbilled, non-cash revenues in accordance with the 1995 rate order, $9.4 million of revenues earned under the Unit 1 operating incentive sharing mechanism and a one-time, non-cash adjustment of prior year's DSM incentive revenues of $17 million. However, higher electric sales due to the colder weather and higher electric rates (effective April 26, 1995) partly offset those factors that contributed to lower electric revenues.



Increase in base rates                $ 44.9 million
Sales to other electric utilities       24.5
Unit 1 incentive surcharge             ( 9.4)
Changes in volume and mix of sales
  to ultimate customers                ( 9.7)
DSM revenues                           (21.7)
Unbilled revenues                      (66.4)
                                      -------
                                      $(37.8) million
                                      =======

ELECTRIC SALES

Electric Kwh sales to ultimate consumers were approximately 25.3 billion in 1996, a 1.3% increase from the same period in 1995 primarily as a result of colder weather. After adjusting for the effects of weather, sales to ultimate consumers would have increased 1.2%. Sales for resale increased 1,192 million Kwh (41.7%) due to increased demand for electricity in the northeast, resulting in a net increase in total electric Kwh sales of 1,545 million (5.5%). Sales for resale generally result in low margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.


                                             NINE MONTHS ENDED SEPTEMBER 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GwHrs)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1996          1995       Change     1996      1995      Change
Residential              $ 958,368     $ 922,152       3.9      7,767     7,644       1.6
Commercial                 936,885       942,443      (0.6)     8,790     8,776       0.2
Industrial                 393,093       399,503      (1.6)     5,374     5,328       0.9
Industrial - Special        43,709        42,452       3.0      3,230     3,112       3.8
Other                       39,821        37,332       6.7        178       160      11.3
                         ---------    ----------     ------    ------    ------      ----
Total to Ultimate
  Consumers              2,371,876     2,343,882       1.2     25,339    25,020       1.3
Other Electric Systems      85,385        60,891      40.2      4,051     2,859      41.7
Miscellaneous               13,154       103,882     (87.3)       -         -         -
Subsidiary                  14,549        14,133       2.9        303       269      12.6
                        ----------     ---------     ------     -----    -------     ----

      TOTAL             $2,484,964    $2,522,788      (1.5)    29,693    28,148       5.5
                        ==========    ==========     ======    ======    ======      ====

/TABLE

As indicated in the table below, internal generation increased in 1996, principally at Unit 1 and Unit 2. From February 8, 1995 to April 4, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage. From April 8, 1995 to June 2, 1995, Unit 2 was taken out for a planned refueling and maintenance outage.

The amount of electricity delivered to the Company by unregulated generators decreased by approximately 468 GwHrs or 4.5%, but total unregulated generator costs increased by approximately
$80.6 million or 11.1%, as explained below.

HYDROELECTRIC UNREGULATED GENERATOR PROJECTS

Due to high precipitation and spring run-off levels so far this year, hydroelectric unregulated generator projects produced and therefore increased energy deliveries to the Company by 586 GwHrs under PPAs resulting in increased payments to those unregulated generators of $53.3 million. In addition, a major new hydroelectric unregulated generator came on line in November 1995, contributing to the increase in hydroelectric deliveries.

"MUST RUN" UNREGULATED GENERATOR COGENERATION PROJECTS

A substantial portion of the Company's portfolio of unregulated generator projects operate on a "must run" basis. This means that they tend to run to the maximum production levels regardless of the need or economic value of the electricity produced. Despite delivering 590 GwHrs less, due to a higher weighted average price, payments to "must run" unregulated generators increased $3.0 million. With respect to "must run" unregulated generator cogeneration projects, a number of elements combined to reduce the aggregate deliveries from "must run" unregulated generators. These elements included renegotiation of certain contracts, maintenance outages at certain unregulated generator facilities and lower deliveries from other facilities.

SCHEDULABLE COGENERATION PROJECTS

The Company has renegotiated PPAs with a number of unregulated generator cogeneration projects in order to obtain the right to schedule the electricity deliveries of the project. The terms of these PPAs allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company is also required to make fixed payments, whether or not the unregulated generator plant produces electricity so long as it is available for service. (See Form 10-K for the fiscal year ended December 31, 1995, Part II, Item 8. Notes to Consolidated Financial Statements - Note 9. Commitments and Contingencies - "Long-term Contracts for the Purchase of Electric Power.") Quantities from schedulable cogeneration unregulated generators decreased 464 GwHrs. Payments to schedulable unregulated generators increased by $24.3 million, primarily due to increased fixed payments of approximately $25.6 million. The increase in fixed payments is caused by a new schedulable unregulated generator whose plant came on line in May 1995 and due to escalation factors included in the PPAs. In addition, payments to schedulable unregulated generators reflect the increase in the cost of natural gas.



                                       NINE MONTHS ENDED SEPTEMBER 30,

                              GwHrs                   Cost (Millions)          Cents/Kwhr.
                   -----------------------     --------------------------     ------------
                                       %                               %
                     1996    1995    Change      1996       1995     Change    1996   1995

FUEL FOR ELECTRIC GENERATION:

 Coal                5,314   5,150     3.2    $   75.2     $ 74.8      0.5      1.4    1.5
 Oil                   392     469   (16.4)       17.0       19.0    (10.5)     4.3    4.1
 Natural Gas           244     934   (73.9)        7.1       18.4    (61.4)     2.9    2.0
 Nuclear             6,417   4,889    31.3        36.1       27.7     30.3      0.6    0.6
 Hydro               2,883   2,021    42.7          -          -        -        -      -
                    ------  ------   -----    --------     ------     -----     ---    ---
                    15,250  13,463    13.3       135.4      139.9     (3.2)     0.9    1.0
                    ------  ------   -----    --------     ------     -----     ---    ---

ELECTRICITY PURCHASED:

Unregulated Generators:
 Capacity              -       -        -        158.4      132.8     19.3       -      -
 Energy and taxes   10,027  10,495    (4.5)      649.7      594.7      9.2      6.5    5.7
                    ------  ------   ------   ---------    ------   -------     ---    ---

Total UG purchases  10,027  10,495    (4.5)      808.1      727.5     11.1      8.1    6.9
Other                7,159   7,209    (0.7)       98.0       98.3     (0.3)     1.4    1.4
                    ------  ------   ------   ---------    ------   -------     ---    ---
                    17,186  17,704    (2.9)      906.1      825.8      9.7      5.3    4.7
                    ------  ------   ------   ---------    ------   -------     ---    ---
                    32,436  31,167     4.1     1,041.5      965.7      7.9      3.2    3.1
                    ------  ------   ------   ---------    ------   -------     ---    ---
Fuel adjustment
clause                 -       -        -        (25.4)      14.1   (280.1)      -      -
Losses/Company use   2,743   3,019    (9.1)         -         -        -         -      -
                    ------  ------   ------   ---------    ------   -------     ---    ---
                    29,693  28,148     5.5    $1,016.1     $979.8      3.7      3.4    3.5
                    ======  ======   ======   =========    ======   =======     ===    ===

/TABLE

GAS REVENUES

Gas revenues increased $106.5 million or 24.9% in 1996 from the comparable period in 1995 as set forth in the table below:

Sales to ultimate customers              $ 46.0 million
Spot market sales                          32.3
Purchased gas adjustment clause revenues   28.2
                                         ------
                                         $106.5 million
                                        =======

GAS SALES

Due to colder weather during the first quarter of 1996, gas sales to ultimate consumers for the first nine months of 1996 increased
8.5 million Dth or 14.5% from 1995. After adjusting for the effects of weather, sales to ultimate consumers decreased 5.8%. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                                   NINE MONTHS ENDED SEPTEMBER 30,

                          GAS REVENUES (Thousands)           SALES (Thousands of Dth)
                      -------------------------------     -------------------------------
                                                  %                                %
                        1996         1995       Change      1996       1995      Change
Residential           $326,778     $275,513      18.6      44,692     39,030      14.5
Commercial             127,638      105,086      21.5      19,900     17,474      13.9
Industrial              11,205        8,224      36.2       2,301      1,925      19.5
                      --------     --------  ---------    -------    -------   --------
Total to Ultimate
   Consumers           465,621      388,823      19.8      66,893     58,429      14.5
Other Gas Systems          101          705     (85.7)         22        150     (85.3)
Transportation of
   Customer-Owned Gas   35,806       34,993       2.3      95,965    107,395     (10.6)
Spot Market Sales       33,299        1,038   3,108.0       9,298        551   1,587.5
Miscellaneous             (244)       2,513    (109.7)       -          -         -
                      --------     --------  ---------    -------    -------   --------
  TOTAL TO SYSTEM
   CORE CUSTOMERS     $534,583     $428,072      24.9     172,178    166,525       3.4
                      ========     ========  =========    =======    =======   ========

The total cost of gas included in expense increased $95.8 million or 47.7%. This was the result of a 9.1 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($29.2 million) and a $25.9 million increase in Dth purchased for spot market sales, coupled with a 9.4% increase in the average cost per Dth purchased ($19.7 million) and a $21.0 million increase in purchased gas costs and certain other items recognized and recovered through the purchased GAC. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $4.11 in the first nine months of 1996 from $3.53 in the same period in 1995.

OTHER OPERATION AND MAINTENANCE EXPENSES increased $101.5 million primarily as a result of a charge of $68.5 million, reflecting an increase in the Company's allowance for doubtful accounts to recognize the increased risk of collection inherent in significantly higher levels of past-due customer bills (See "Increase in Allowance for Doubtful Accounts.") In addition, the Company experienced an increase in bad debt expense of $21.0 million. This was partially offset by a decrease in Unit 1 and Unit 2 operation and maintenance costs which were higher in 1995 as a result of planned refueling and maintenance outages.

On February 8, 1995, Unit 1 was taken out of service for a planned refueling and maintenance outage and returned to service on April 4, 1995. Its next refueling and maintenance outage is scheduled to begin in February 1997. On April 8, 1995, Unit 2 was taken out of service for a planned refueling and maintenance outage and returned to service on June 2, 1995. On September 27, 1996, Unit 2 was taken out for a planned refueling and maintenance outage and returned to service on November 2, 1996.

OTHER ITEMS (NET) decreased by $6.3 million in the first nine months of 1996 from the comparable period in 1995 principally because 1995 included a $21.6 million pre-tax gain from the sale of HYDRA-CO, partially offset by certain accounting requirements of the 1995 rate order.

FEDERAL AND FOREIGN INCOME TAXES (NET) decreased by approximately
$69.8 million primarily due to a decrease in pre-tax income.

OTHER TAXES decreased by approximately $27.1 million primarily as a result of lower real estate taxes ($6.2 million) and year-to-year differences in the accounting for regulatory deferrals
($15.6 million).

PART II.  OTHER INFORMATION
---------------------------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

ITEM 5.  OTHER INFORMATION.

NRC DRAFT POLICY STATEMENT

         In September 1996, the NRC issued a draft policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry (Draft Policy Statement). The policy statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety.
Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant (See Form 10-K for the fiscal year ended December 31, 1995, Part II, Item 8. Notes to Consolidated Financial Statements - Note 3. Nuclear Operations - "Nuclear Plant Decommissioning.")

         The policy statement declares the NRC will:

    - Continue to conduct reviews of financial qualifications, decommissioning funding and antitrust requirements of nuclear power plants;

    - Establish and maintain working relationships with state and federal rate-regulators;

    - Evaluate the relative responsibilities of power plant co-owners and co-licensees; and

    - Re-evaluate the adequacy of current regulations in light of economic and other changes resulting from rate deregulation.

    In addition, the policy statement stresses that no license may be transferred without prior written approvals from the NRC. In addition, prior written approvals are required for mergers, formation of holding companies or the sale of facilities, including a partial sale.

    The Company is currently evaluating the Draft Policy Statement and plans to file its comments by the December 9, 1996 due date.

NEW YORK NUCLEAR OPERATING COMPANY

    In October 1996, the Company and Rochester Gas and Electric Corporation (RG&E) announced plans to form a joint nuclear operating company to support and manage the operations of RG&E's Ginna nuclear plant and the Company's Unit 1 and Unit 2 nuclear plants.

    The plan includes the initial formation of a nuclear services company, called the New York Nuclear Operating Company, to provide support services such as quality assessment, emergency preparedness, engineering support and fuel management.
Ultimately, the plan calls for the creation of a joint operating company to manage the three plants.

    The Company's executive vice president and chief nuclear officer, B. Ralph Sylvia, has been selected to initially head the formation of the nuclear services and operating company.

NM RECEIVABLES CORPORATION

    The Company has established a single-purpose wholly-owned subsidiary, NM Receivables Corporation, to facilitate its sale of an individed interest in a designated pool of customer receivables, including accrued unbilled revenues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           Exhibit 3(ii) - By-laws of NMPC, as amended September 26,
           1996.

           Exhibit 10-11 - NMPC Officers' Long Term Incentive
           Compensation - Plan Document.

           Exhibit 10-17 -  Employment Agreement between NMPC and
           David J. Arrington, Sr. Vice President, Human Resources, dated July 1, 1996.

           Exhibit 10-18 -  Employment Agreement between NMPC and
           Albert J. Budney, Jr., President and Chief Operating
           Officer, dated July 1, 1996.

           Exhibit 10-19 -  Employment Agreement between NMPC and
           William E. Davis, Chairman of the Board and Chief Executive Officer, dated July 1, 1996.

           Exhibit 10-20 -  Employment Agreement between NMPC and
           Darlene D. Kerr, Sr. Vice President, Energy Distribution dated July 1, 1996.

           Exhibit 10-21 -  Employment Agreement between NMPC and Gary
           J. Lavine, Sr. Vice President, Legal and Corporate
           Relations, dated July 1, 1996.

           Exhibit 10-22 -  Employment Agreement between NMPC and John
           W. Powers, Sr. Vice President and Chief Financial Officer, dated July 1, 1996.

           Exhibit 10-23 - Employment Agreement between NMPC and B. Ralph Sylvia, Executive Vice President, Electric Generation and Chief Nuclear Officer, dated July 1, 1996.

           Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine
           Months Ended September 30, 1996 and 1995.

           Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1996.

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

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter for which this report is filed.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NIAGARA MOHAWK POWER CORPORATION
                           (Registrant)



Date:  November 13, 1996   By /s/ Steven W. Tasker
                              --------------------
                              Steven W. Tasker
                              Vice President-Controller
                              and Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

EXHIBIT INDEX
-------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------

3(ii)             By-laws of NMPC, as amended September 26, 1996.

10-11             NMPC Officers' Long Term Incentive Compensation - Plan
                  Document.

10-17             Employment Agreement between NMPC and David J.
                  Arrington, Sr. Vice President, Human Resources, dated July 1, 1996.

10-18 Employment Agreement between NMPC and Albert J. Budney, Jr., President and Chief Operating Officer, dated July 1, 1996.

10-19 Employment Agreement between NMPC and William E. Davis, Chairman of the Board and Chief Executive Officer, dated July 1, 1996.

10-20 Employment Agreement between NMPC and Darlene D. Kerr, Sr. Vice President, Energy Distribution, dated July 1, 1996.

10-21 Employment Agreement between NMPC and Gary J. Lavine, Sr. Vice President, Legal and Corporate Relations, dated July 1, 1996.

10-22 Employment Agreement between NMPC and John W. Powers, Sr. Vice President and Chief Financial Officer, dated July 1, 1996.

10-23 Employment Agreement between NMPC and B. Ralph Sylvia, Executive Vice President, Electric Generation and Chief Nuclear Officer, dated July 1, 1996.

11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended September 30, 1996 and 1995.

12 Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1996.

15                Accountants' Acknowledgement Letter.

27                Financial Data Schedule.

EXHIBIT 3(ii)

BY-LAWS
-------

NIAGARA MOHAWK POWER CORPORATION
--------------------------------
ADOPTED JANUARY 5, 1950
-----------------------
(As Amended September 26, 1996)

*Index

Additional Officers                                    Lost Stock Certificates
Adjournments                                           Notices of Meetings
Amendments                                             Officers
Annual Meeting                                         Place of Meeting
Assistant Officers                                     President
Audit Committee                                        Procedure
Bonds                                                  Proxies
Certificate of Stock                                   Quorum
Chairman of the Board                                  Record Date
Committees                                             Registrar
Compensation                                           Resignation
Controller                                             Scrip
Corporate Charter                                      Secretary
Corporate Seal                                         Special Meetings
Directors                                              Stock
Directors' Meetings                                    Stockholders' Meetings
Election                                               Term of Office
Executive Committee                                    Transfer Agent
Finance Committee                                      Transfers of Shares
Finances                                               Treasurer
Fiscal Year                                            Vacancies
General Provisions                                     Vice Presidents
Indemnification; Insurance                             Voting
Inspectors of Election


*This Index does not constitute part of the By-Laws or have any bearing upon the interpretation of their terms and provisions.

BY-LAWS OF NIAGARA MOHAWK POWER CORPORATION

ARTICLE I
---------
BY-LAWS SUPPLEMENT CORPORATE CHARTER
------------------------------------

SECTION 1. CORPORATE CHARTER: The provisions of these by-laws supplement the corporate charter. The provisions of the latter shall govern over the provisions of these by-laws in the event of any conflict. Elections of directors and meetings of stockholders in addition to those provided by these by-laws may be held in accordance with the provisions of the corporate charter. The term "corporate charter" as used in these by-laws includes the Certificate of Consolidation of Antwerp Light and Power Company, Baldwinsville Light and Heat Company of Baldwinsville, N.Y., Fulton Fuel and Light Company, Fulton Light, Heat and Power Company, Malone Light and Power Company, Northern New York Utilities, Inc., The Norwood Electric Light and Power Company, Peoples Gas and Electric Company of Oswego, St. Lawrence County Utilities, Inc., St. Lawrence Valley Power Corporation, The Syracuse Lighting Company, Inc., and Utica Gas and Electric Company forming Niagara Hudson Public Service Corporation, filed in the Department of State of the State of New York on July 31, 1937, all certificates supplemental thereto or amendatory thereof or in restatement thereof filed in the Department of State of the State of New York (including specifically but without limitation among all such supplemental or amendatory certificates heretofore filed or hereafter to be filed, the Certificate of Change of Name of Niagara Hudson Public Service Corporation to Central New York Power Corporation, filed in the Department of State of the State of New York on September 15, 1937, the Certificate of Consolidation of New York Power and Light Corporation and Buffalo Niagara Electric Corporation and Central New York Power Corporation which is to survive the consolidation and be named Niagara Mohawk Power Corporation pursuant to Sections 26-a and 86 of the Stock Corporation Law and to Subdivision 4 of Section 11 of the Transportation Corporations Law, filed in the Department of State of the State of New York on January 5, 1950, and the Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk Power Corporation pursuant to Sections 26-a and 36 of the Stock Corporation Law, filed in the Department of State of the State of New York on January 5, 1950), and includes also all resolutions of the board of directors fixing the designations, preferences, privileges and voting powers of any series of stock of the corporation, and all other instruments which are binding upon, and define or set forth the rights of, the stockholders of the corporation.

ARTICLE II
----------
MEETINGS OF STOCKHOLDERS
------------------------

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

         Notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the corporation must be received by the secretary of the corporation at its principal executive office not less than 45 nor more than 90 days prior to the date of the annual meeting; provided, however, that if the date of the annual meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 55 days prior to the date of the meeting, such notice shall be given not more than ten days after such date is first so announced or disclosed. Public notice shall be deemed to have been given more than 55 days in advance of the annual meeting if the corporation shall have previously disclosed, in these by-laws or otherwise, that the annual meeting in each year is to be held on a determinable date, unless and until the Board of Directors determines to hold the meeting on a different date.

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

         The person presiding at the meeting in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall determine whether such notice has been duly given and shall direct that proposals and nominees not be considered if such notice has not been so given.

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

SECTION 3. PLACE AND NOTICE OF STOCKHOLDERS' MEETINGS: Meetings of Stockholders shall be held at the principal office of the corporation in the City of Syracuse, New York, or at such other place or places in the State of New York as may be determined from time to time by the board of directors. For meetings other than annual meetings, the notice shall also state by and at whose direction and for what purpose or purposes the meeting is called. If the manner of giving notice of the meeting is not specified by law or the corporate charter, notice shall be given by mailing, postage prepaid, not less than ten (10) nor more than fifty (50) days before such meeting, a copy of the notice of such meeting, stating the purpose or purposes for which the meeting is called and the time when and the place where it is to be held, to each stockholder of record on the record date established pursuant to
Article VII, Section 4 entitled to vote at the meeting at his address as it appears on the stock book of the corporation, unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the requirements of Section 623 of the New York Business Corporation Law to receive payment for their shares, the notice of such meeting shall also include a statement to that effect.

SECTION 4. BUSINESS AT STOCKHOLDERS' MEETINGS: Business transacted at all meetings of stockholders shall be confined to the objects stated in the notice of the meeting and matters germane thereto. In the absence of fraud, the determination of the holders of a majority of the stock present in person or by proxy and entitled to vote at the meeting shall be conclusive as to whether any proposed action or proceeding at such meeting is within the scope of the notice of such meeting.

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


SECTION 8. VOTING: Whenever an action shall require the vote of stockholders, the tabulations that identify the particular vote of a stockholder on all proxies, consents, authorizations and ballots shall be kept confidential, except as disclosure may be required (i) by applicable law, (ii) in pursuit or defense of legal proceedings, (iii) to resolve a bona fide dispute as to the authenticity of one or more proxies, consents, authorizations or ballots or as to the accuracy of any tabulation of such proxies, consents, authorizations or ballots, (iv) if an individual stockholder requests that his or her vote and identity be forwarded to the corporation, or (v) in the event of a proxy or consent solicitation in opposition to the solicitation of the Board of Directors of the corporation; and the receipt and tabulation of such votes will be by an independent third party not affiliated with the corporation. Comments written on proxies, consents, authorizations and ballots will be transcribed and provided to the secretary of the corporation without reference to the vote of the stockholder, except where such stockholder has requested that the nature of their vote be forwarded to the corporation.

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

         The inspectors appointed to act at any meeting of stockholders, before entering upon the discharge of their duties, shall be sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality and according to the best of their ability, and the oath so taken shall be subscribed by them and shall be filed in the records of such meeting.

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

ARTICLE III
-----------
DIRECTORS
---------

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

SECTION 3. RESIGNATION; REMOVAL: Any director of the corporation may resign at any time by giving his resignation to the chief executive officer of the corporation, or to the Secretary. Such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Subject to the rights of the holders of any class or series of preferred or preference stock having preference over the holders of common stock as to dividends or to elect directors under specified circumstances, any director, or the entire board of directors, may be removed from office at any time, but only for cause.

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

         Except as otherwise provided by the corporate charter, in the event of an increase in the number of directors pursuant to
Section 1 of this Article III, a majority of the directors then in office, whether or not such majority shall constitute a quorum, may elect the additional director or directors who to the extent required by New York law, shall hold office until the next annual meeting of stockholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified; provided that if New York law does not so require, such director or directors shall hold office for the full unexpired term of the class of directors to which such director or directors is elected, or any such director or directors may be elected by the stockholders entitled to vote at any meeting of stockholders, notice of which shall have referred to the proposed election. No decrease in the number of authorized directors constituting the entire board of directors shall shorten the term of any incumbent director.

SECTION 5. COMPENSATION: Members of the board of directors shall be entitled to compensation for service and the board of directors may assign duties to any member or members of the board and may fix the amount of compensation therefor, which shall be a charge to be paid by the corporation. The board of directors may elect or appoint members of the board as officers, members of committees, or agents of the corporation, may assign duties to be performed and may fix the amount of the respective salaries, fees or other compensation thereto, and the amount so fixed shall be a charge to be paid by the corporation. In addition to any other compensation provided pursuant to these by-laws, each director shall be entitled to receive a fee, in amount as fixed from time to time by resolution of the board of directors, for attendance at any meeting of the board, or of any committee of the board, together with his expenses of attendance, if any.

SECTION 6. MEETINGS OF DIRECTORS: Regular meetings of the board of directors shall be held at such times and at such places as may be determined by the board of directors, or by the Chairman of the Board or by the President. Special meetings of the board may be called from time to time by any three directors, or by the Chairman of the Board or by the President.

         Any action required or permitted to be taken by the board or any committee thereof may be taken without a meeting if all board or committee members file one or more written consents to a resolution authorizing the action with the respective minutes of the board or committee as the case may be.

         Any one or more members of the board or of any of its committees may participate in a meeting of the board or committee by conference telephone or similar communications equipment allowing all participants in the meeting to hear each other at the same time. Participation by such means shall constitute presence at a meeting.

SECTION 7. NOTICE OF MEETINGS OF BOARD OF DIRECTORS: Notice of each meeting of the board of directors, stating the time and place thereof, shall be given to each member of the board by the Secretary, or an Assistant Secretary, by mailing the same, postage prepaid, addressed to each member of the board at his residence or usual place of business not less than three (3) days before the meeting, or by delivering the same to each member of the board personally or to his residence or usual place of business, or by sending the same by telegraph to his residence or usual place of business, not less than two (2) days before the meeting. Meetings of the board of directors may also be held at any time and place without notice provided all the members are present at such meeting without protest or, at any time before or after the meeting, shall sign a written waiver of notice. The notice of any meeting of the board of directors need not specify the purpose or purposes for which the meeting is called, except as otherwise expressly provided in these by-laws.

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

SECTION 9. PROCEDURE: The order of business and all other matters of procedure at every meeting of directors may be determined by the presiding member.

ARTICLE IV
----------
COMMITTEES OF DIRECTORS
-----------------------

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

         Each committee shall serve at the pleasure of the board of directors and shall have such name or names as may be determined from time to time by the by-laws or by resolution or resolutions adopted by the board of directors. Except as otherwise required by law, the existence of any such committee may be terminated, or its powers and authority modified, at any time by resolution of the board of directors.

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

SECTION 3. AUDIT COMMITTEE: The Audit Committee shall recommend to the board of directors the accounting firm to be selected by the board or to be recommended by it for shareholder approval, as independent auditor of the corporation and its subsidiaries; act on behalf of the board in meeting and reviewing with the independent auditors, the chief internal auditor and the appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of internal controls and the scope of the respective audits of the independent auditors and the internal auditor; review the results of such audits with the respective auditing agency and reporting thereon to the board; review and make recommendations to the board concerning the independent auditor's fees and services; review interim and annual financial reports and disclosures and submit to the board any recommendations it may have from time to time with respect to financial reporting and accounting practices and policies; be consulted, and its consent obtained, prior to the selection or termination of the chief internal auditor; oversee matters involving compliance with Corporate business ethics policies including the work of the Business Ethics Council; review management's assessment of financial risks; authorize special investigations and studies, as appropriate, in fulfillment of its function as specified herein or by resolution of the board of directors; and perform any other duties or functions deemed appropriate by the board of directors. The Committee will conduct a self-assessment at least every three years of its performance in relation to its powers and responsibilities. The membership of such committee shall consist only of directors of the corporation who are not, and have not been, officers of the company.

SECTION 4. FINANCE COMMITTEE: The Finance Committee shall exercise such powers of the board of directors as shall be provided in one or more resolutions of the board of directors with respect to the issuance by the corporation of securities and evidences of indebtedness and the participation by the corporation in other financing transactions and with respect to the authorization of the making, modification, alteration, termination or abrogation of notes, bills, mortgages, sales, deeds, financing leases, liens and contracts of the corporation and shall further be empowered to take any action in connection with the determination of the terms of any securities, evidences or indebtedness or other financing transactions of the corporation, the issuance of which by the corporation or the participation in which by the corporation shall have theretofore been approved by the board of directors, and shall further perform any other duties or functions deemed appropriate by the board of directors.

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

ARTICLE V
---------
OFFICERS
--------

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

SECTION 2. ELECTION: The officers of the corporation shall be elected or appointed by the board of directors at the meeting of the board held after each annual meeting of the stockholders.
The Chairman of the Board and the President shall be elected or appointed by the board of directors from among their number. Any number of Vice-Presidents, the Secretary, the Controller, the Treasurer and other officers established pursuant to resolution of the board of directors shall also be elected or appointed by the board of directors.

SECTION 3. TERM OF OFFICE: The officers of the corporation shall hold office until the meeting of the board of directors held after the next annual meeting of the stockholders and until their successors are elected and have qualified, unless a shorter term is fixed or unless removed, subject to the provisions of law, by the board of directors. The Chairman of the Board, the President, any Vice-President, the Secretary, the Controller or the Treasurer may be removed at any time, with or without cause, by the board of directors provided that notice of the meeting at which such action shall have been taken shall set forth such action as one of the purposes of such meeting. Any other officer of the corporation may be removed at any time, with or without cause, by the board of directors. If the office of any officer becomes vacant for any reason, the vacancy may be filled by the board of directors at any time to serve the remaining current term of that office.

SECTION 4. CHAIRMAN OF THE BOARD: There shall be a chairman of the Board of Directors, with the official title "Chairman of the Board", who shall be the chief executive officer of the corporation. The Chairman of the Board shall preside at meetings of the stockholders, the board of directors and the Executive Committee. He shall recommend to the board policies to be followed by the corporation, and, subject to the board, shall have general charge of the policies and business of the corporation and general supervision of the details thereof, and shall supervise the operation, maintenance and preservation of the properties of the corporation. He shall keep the board of directors informed respecting the business of the corporation. He shall have authority to sign on behalf of the corporation all contracts and other documents or instruments to be signed or executed by the corporation, and, in all cases where the duties and powers of subordinate officers and agents of the corporation are not specifically prescribed by the by-laws or by resolutions of the board of directors, the Chairman of the Board may prescribe such duties and powers. He shall perform such other duties as may from time to time be assigned to him by the board of directors.

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

SECTION 6. THE VICE-PRESIDENTS: The Vice-Presidents may be designated by such title or titles and in such order of seniority as the board of directors may determine. The Vice-Presidents shall perform such of the duties and exercise such of the powers of the President on behalf of the corporation as may be assigned to them respectively from time to time by the board of directors or by the Chairman of the Board or the President, and, subject to the control of the board, shall have authority to sign on behalf of the corporation all contracts and other documents or instruments necessary for the conduct of the business of the corporation. The Vice Presidents shall perform such other duties as may from time to time be assigned to them respectively by the board of directors or the Chairman of the Board or the President.

SECTION 7. THE SECRETARY AND ASSISTANT SECRETARIES: The Secretary shall cause notices of all meetings of stockholders and directors to be given as required by law, the corporate charter, and these by-laws. He shall attend all meetings of stockholders and of the board of directors and keep the minutes thereof. He shall affix the corporate seal to and sign such instruments as require the seal and his signature and shall perform such other duties as usually pertain to his office or as are required of him by the board of directors or the Chairman of the Board or the President.

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

SECTION 9. THE TREASURER AND ASSISTANT TREASURERS: The Treasurer is authorized and empowered to receive and collect all moneys due the corporation and to receipt for the same. He shall be empowered to execute on behalf of the corporation all instruments, agreements and certificates necessary or appropriate to effect the issuance by the corporation of securities or evidences of indebtedness or to permit the corporation to enter into and perform any other financing transactions to the extent the foregoing are within the ordinary course of business of the corporation or have been authorized by the board of directors or a committee thereof. He shall cause to be entered in books of the corporation to be kept for that purpose full and accurate accounts of all moneys received by and paid on account of the corporation. He shall make and sign such reports, statements, and instruments as may be required of him by the board of directors or by laws of the United States or the State of New York, or by commission, bureau, department or agency created under any such laws, and shall perform such other duties as usually pertain to his office or as are required of him by the board of directors or the Chairman of the Board or the President.

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

SECTION 12. DUTIES OF OFFICERS MAY BE DELEGATED: In case of the absence of any officer of the corporation, or for any other reason that the board of directors may deem sufficient, the board of directors may delegate, for the time and to the extent specified, the powers or duties of any officer to any other officer, or to any director.

SECTION 13. COMPENSATION: The compensation of all officers with an assigned salary level above the scale of Salary Grade N as prescribed in the Salary Administration Program, as adopted by the board of directors, shall be fixed by the board of directors. The compensation of all other officers and employees shall be fixed by the Chairman of the Board or by the President in accordance with the Salary Administration Program.

SECTION 14. BONDS: The board of directors may require any officer, agent or employee of the corporation to give a bond to the corporation, conditional upon the faithful performance of his duties, with one or more sureties and in such amount as may be satisfactory to the board of directors. The premium payable to any surety company for such bond shall be paid by the corporation.

ARTICLE VI
----------
INDEMNIFICATION OF DIRECTORS AND OFFICERS; INSURANCE
----------------------------------------------------

SECTION 1. INDEMNIFICATION: The corporation shall fully indemnify, to the extent not expressly prohibited by law, each person involved in, or made or threatened to be made a party to, any action, claim or proceeding, whether civil or criminal, including any investigative, administrative, legislative, or other proceeding, and including an action by or in the right of the corporation or any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, and including appeals therein (any such action or proceeding being hereinafter referred to as a "Matter"), by reason of the fact that such person, such person's testator or intestate (i) is or was a director or officer of the corporation, or (ii) is or was serving, at the request of the corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, against any and all judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees, actually and reasonably incurred as a result of or in connection with any Matter, except as provided in the next paragraph.

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

SECTION 2. ADVANCEMENT OF EXPENSES: Except in the case of a Matter against a director, officer, or other person specifically approved by the board of directors, the corporation shall, subject to Section 1 above, pay expenses actually and reasonably incurred by or on behalf of such a person in connection with any Matter in advance of the final disposition of such Matter. Such payments shall be made promptly upon receipt by the corporation, from time to time, of a written demand of such person for such advancement, together with an undertaking by or on behalf of such person to repay any expenses so advanced to the extent that the person receiving the advancement is ultimately found not to be entitled to indemnification for part or all of such expenses.

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

SECTION 4. AUTHORIZATION OF CONTRACTS: The corporation may, with the approval of the board of directors, enter into an agreement with any person who is, or is about to become, a director or officer of the corporation, or who is serving, or is about to serve, at the request of the corporation, as a director, officer, or in any other capacity, any other corporation, or any partnership, joint venture, trust, employee benefit plan, or other enterprise, which agreement may provide for indemnification of such person and advancement of expenses to such person upon terms, and to the extent, not prohibited by law. The failure to enter into any such agreement shall not affect or limit the rights of any such person under this article.

SECTION 5. INSURANCE: The corporation may purchase and maintain insurance to indemnify the corporation and the directors and officers within the limits permitted by law.

SECTION 6. SEVERABILITY: If any provision of this article is determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby.

ARTICLE VII
-----------
STOCK
-----

SECTION 1. TRANSFER AGENT AND REGISTRAR: The board of directors may appoint one or more individuals, banks, firms of bankers, or trust companies the agent or agents of the corporation for the transfer of shares of its stock, and may also appoint one or more individuals, bank, firms of bankers, or trust companies registrar or registrars for the registering of shares of its stock.

SECTION 2. CERTIFICATE OF STOCK: The certificates of stock of the corporation shall be numbered and shall be recorded in the books of the corporation as they are issued. They shall contain the holder's name and number of shares and shall be signed by the Chairman of the Board, the President or a Vice-President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and shall be sealed with the corporate seal, which may be a facsimile. Where any such certificate is signed by a registrar, the signatures of any such Chairman of the Board, President, Vice President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the date of its issue. No certificate of stock shall be valid until countersigned by a transfer agent if the corporation have a transfer agent for the class or series of stock represented by such certificate whose signature may be a facsimile and until registered by a registrar if the corporation have a registrar for such class or series.

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

SECTION 4. FIXING OF RECORD DATE OR CLOSING TRANSFER BOOKS: The board of directors may fix a day and hour, not more than fifty
(50) days prior to the day on which any meeting of stockholders is to be held, as the time as of which stockholders entitled to notice of or to vote at such meeting and at all adjournments thereof shall be determined; and in the event such record date is fixed by the board of directors no one other than the holders of record on such date of stock entitled to notice of or to vote at such meeting shall be entitled to notice of or to vote at such meeting or, unless a new record date be fixed as provided in
Article II, Section 7 of these by-laws, any adjournment thereof. The board of directors may at its option, in lieu of fixing a record date as aforesaid, prescribe a period, not exceeding fifty
(50) days prior to any meeting of stockholders, during which no transfer of shares on the books of the corporation may be made.

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

SECTION 5. LOST STOCK CERTIFICATES: The holder of any certificate representing shares of stock of the corporation shall immediately notify the corporation of any mutilation, loss, or destruction thereof, and the board of directors or an officer or officers duly authorized thereunto by the board of directors may in its or his discretion authorize one or more new certificates for the same number of shares in the aggregate to be issued to such holder upon the surrender of the mutilated certificate, or, in case of loss or destruction of the certificate, upon satisfactory proof of such loss or destruction and the deposit of indemnity by way of bond or otherwise in such form and amount and with such surety or sureties or security as the board of directors or such officer or officers may require to protect the corporation against loss of liability by reason of the issuance of such new certificates; but the board of directors may in its discretion refuse to issue new certificates save upon the order of the court having jurisdiction in such matters.

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

ARTICLE VIII
------------
GENERAL PROVISIONS
------------------

SECTION 1. FINANCES: The funds of the corporation shall be deposited in its name with such bank or banks, firm or firms of bankers, trust company or trust companies as the board of directors may from time to time designate. All checks, notes, drafts and other negotiable instruments of the corporation shall be signed by such officer or officers, agent or agents, employee or employees or such other person or persons as may be designated by the board of directors from time to time by resolution, or by the Chairman of the Board or the President or the Treasurer in the exercise of authority conferred by resolution of the board of directors. No officers, agents, employees of the corporation, or other person, along or with others, shall have power to make any checks, notes, drafts or other negotiable instruments in the name of the corporation or to bind the corporation thereby, except as in this article provided.

SECTION 2. FISCAL YEAR: The fiscal year of the corporation shall be the calendar year unless otherwise provided by the board of directors.






ARTICLE IX
----------
CORPORATE SEAL
--------------

SECTION 1. FORM OF SEAL: The seal of the corporation shall bear the name of the corporation, the year of its incorporation, and such appropriate design as the board of directors may approve. The seal on stock certificates or on any corporate obligation for the payment of money may be facsimile.

ARTICLE X
---------
AMENDMENTS
----------

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