Form 10-K
period 1996-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1997-03-27
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
---------

(Mark One)
/X/        Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1996

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

Preferred Stock ($100 par                  Preferred Stock ($25 par
value-cumulative):                         value-cumulative):
3.40% Series  4.10% Series  6.10% Series     9.50% Series
3.60% Series  4.85% Series  7.72% Series     Adjustable Rate -
3.90% Series  5.25% Series                   Series A & Series C

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / X /

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Approximately $1,227,000,000 at March 18, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     Common stock $1 par value, outstanding at March 18, 1997:
     144,390,619.

Documents incorporated by reference:
  Definitive Proxy Statement in connection with annual meeting of stockholders to be held May 6, 1997 incorporated in Part III to the extent described therein.

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

AFC                Allowance for Funds Used During Construction

BTU                British Thermal Unit

Clean Air
Act                Clean Air Act Amendments of 1990

CNG                CNG Transmission Corporation

CNP                Canadian Niagara Power Company, Limited

COPS               Competitive Opportunities Proceeding

CWIP               Construction Work in Progress

DEC                New York State Department of Environmental Conservation

DOE                U.S. Department of Energy

DSM                Demand-Side Management

Dth                Dekatherms

EPA                U.S. Environmental Protection Agency

FAC                Fuel Adjustment Clause

FASB               Financial Accounting Standards Board

FERC               Federal Energy Regulatory Commission

Fitch              Fitch Investors Services, Inc.

GAC                Gas Adjustment Clause

GAAP               Generally Accepted Accounting Principles

GRT                Gross Receipts Tax

GwHrs              Gigawatt-hours

HYDRA-CO           HYDRA-CO Enterprises, Inc. (former subsidiary)

IERP               Integrated Electric Resource Plan


IPP                Independent Power Producer

ISO                Independent System Operator

Kw                 Kilowatt

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

NERAM              Niagara Mohawk Electric Revenue Adjustment Mechanism

NYS Supreme
 Court             Supreme Court of the State of New York, Albany County

NOx                Nitrogen Oxide

NPL                Federal National Priorities List for Uncontrolled
                   Hazardous Waste Sites

NRC                U.S. Nuclear Regulatory Commission

NYPA               New York Power Authority

NYPP               New York Power Pool

NYSERDA            New York State Energy Research and Development Authority

PPA                Power Purchase Agreements

PRP                Potentially Responsible Party

PSC                New York State Public Service Commission

PURPA              Public Utility Regulatory Policies Act of 1978

QF                 Qualifying Facility

R&D                Research and Development

ROE                Return on Common Stock Equity

RACT               Reasonably Available Control Technology

SFAS               Statement of Financial Accounting Standards No. 71
No. 71             "Accounting for the Effects of Certain Types of
                   Regulation"

SFAS               Statement of Financial Accounting Standards No. 101
No. 101            "Regulated Enterprises - Accounting for the
                   Discontinuance of Application of FASB Statment
                   No. 71"

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

Six-Cent           Section 66-c of the New York State Public Service Law,
Law                governing minimum prices to be paid under certain PPAs

SO2                Sulfur Dioxide

S&P                Standard & Poor's

Unit 1             Nine Mile Point Nuclear Station Unit No. 1

Unit 2             Nine Mile Point Nuclear Station Unit No. 2

VERP               Voluntary Employee Reduction Program

NIAGARA MOHAWK POWER CORPORATION

          Certain statements included in this Annual Report on Form 10-K regarding expected capital expenditures, statements of management's plans and objectives for the Company's future operations and statements of future economic performance, including those contained in or implied by the discussion under Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations, are forward-looking statements as defined in
Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include the recoverability of environmental compliance costs through rates, anticipated capital expenditures to comply with the Clean Air Act and the recoverability of those expenditures through rates, the recoverability of expenditures to comply with the clean water requirements through rates, estimates of the cost associated with solid/hazardous wastes and their effect on the Company, the recoverability of expenditures for legal proceedings through rates and the assumptions described in the Annual Report on Form 10-K underlying such forward-looking statements. Additional forward-looking statements found in Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations include statements regarding information on the financial condition of the Company; the agreement-in-principle to terminate or restructure selected IPP contracts; expected future construction expenditures; debt repayments to deleverage the Company; working capital deficits;
expected PSC approval of cost-of-service based electric rates, including recovery of costs associated with the expected termination or restructuring of selected IPP contracts; recovery of costs of regulatory assets for IPP contract termination or restructuring under PowerChoice; an expected decrease in future bad debt expense as compared to 1996 results; the recovery of an impairment loss through a non-bypassable fee; the continued application of SFAS No. 71 to the electric transmission and distribution business and nuclear operations and expected discounts. The Company's actual results and developments may differ materially from the results discussed in or implied by such forward-looking statements, due to a number of important factors.
Those factors include, but are not limited to, matters described in the context of such forward-looking statements, as well as such other factors as set forth in the Notes to Consolidated Financial Statements contained herein.

PART I
------

ITEM 1.            BUSINESS.

          Niagara Mohawk Power Corporation (the Company), incorporated in 1937 under the laws of New York State, is engaged principally in the business of generation, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. See Part II, Item 8. Financial Statements and Supplementary Data - "Note 11.
Information Regarding the Electric and Gas Businesses."

GENERAL

          Until recent years, the electric and gas utility industry operated in a relatively stable business environment, subject to traditional cost-of-service regulation. The investment community, both shareholders and creditors, considered utility securities to be of low risk and high quality. Regulators tended to protect the utility monopoly in exchange for the utility company's provision of universal service to customers in its franchise area. Such protection often encouraged regulators and other governmental bodies to use utilities as vehicles to advance social programs and collect taxes. In general, utilities and regulators were inclined toward establishing a fair rate of return and away from particular price considerations or incentives for aggressive, long-term cost control. Cash flows were relatively predictable, as was the industry's ability to sustain investment grade dividend payout and interest coverage ratios.

          Consequently, the Company's current electricity and gas prices reflect traditional utility regulation. As such, the Company's electricity prices include state-mandated purchased power costs from IPPs, at costs far exceeding the Company's actual avoided costs, as well as the costs of high taxes in New York. Avoided costs are the costs the Company would otherwise incur to generate power if it did not purchase electricity from another source.

          While the Company was experiencing rising prices, rapid technological advances have significantly reduced the price of new generation and significantly improved the performance of smaller scale generating unit technology. In addition, the current excess supply of generating capacity has driven down the prices a competitive market would support. Actions taken by other utilities throughout the country to lower their prices, including those in areas with already relatively low prices, increase the threat of industrial relocation and the need to offer discounts to industrial customers.

          For a detailed discussion of events that occurred during 1996 and beyond in the competitive environment, federal and state regulatory initiatives and the Company's efforts to address its competitive disadvantages and deteriorating financial condition, see Part II, Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

          The following topics are discussed under the general heading of "Business." Where applicable, the discussions make reference to the various other items of this Form 10-K.

      TOPIC

Regulation and Rates
IPPs
New York Power Authority
Purchased Power
Fuel for Electric Generation
Gas Supply
Financial Information About Industry Segments
Environmental Matters
Nuclear Operations
Construction Program
Electric Supply Planning
Electric Delivery Planning
Research and Development
Employee Relations
Liability Insurance

          In addition, for a discussion of the Company's methods of distribution and the extent to which the Company's business is or
may be seasonal, see Item 2.   Properties - "Electric Service" and
"Gas Service". For a discussion of the Company's treatment of working capital items, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources".

REGULATION AND RATES

          POWERCHOICE PROPOSAL. The PSC's 1995 rate order directed the Company and other interested parties to address several key issues regarding long-range rate proposals. These issues were to include: improving the Company's competitive position by addressing uneconomic utility generation and the high price of many IPP contracts; eliminating, if possible, the FAC and other billing mechanisms; addressing property tax issues with local authorities; improving operating efficiency; and identifying governmental mandates that are no longer warranted in a competitive environment.
A proposal under this directive was not to create anti-competitive effects or lead to a deterioration in safe and adequate service.
The PSC also said any multi-year plan should ensure that the Company has an investment-grade bond rating (although the Company is currently below investment grade), and include protection for low-income customers. Finally, the PSC directed that the plan should propose changes in the regulatory approach for the Company that support fair competition in the electric generation market consistent with the PSC's determination in its generic competitive opportunities proceeding.

          On October 6, 1995, the Company filed its PowerChoice proposal with the PSC. The PowerChoice proposal, which now entails the implementation of the March 10, 1997 IPP agreement-in-principle to terminate or restructure selected IPP contracts, would:

* Create a competitive wholesale electricity market and allow direct access by retail customers.

* Provide relief from overpriced IPP contracts that were mandated by public policy.

* Separate the Company's non-nuclear power generation business from the remainder of the business.

* Reduce average prices for Company electric customers, with reductions to industrial customers to facilitate economic and job growth in the service territory.

          For a detailed discussion of the PowerChoice proposal and the agreement-in-principle, see Part II, Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - "Announced Agreement-in-Principle to Terminate or
Restructure 44 IPP Contracts" and "PowerChoice Proposal".

          1997 RATE FILING. For a detailed discussion of the status of the 1997 rate filing, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -
"Traditional Rate Request."

          MULTI-YEAR GAS RATE SETTLEMENT AGREEMENT. For a detailed discussion of the three-year gas rate settlement agreement that was conditionally approved by the PSC, see Part II, Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Other Federal and State Regulatory
Initiatives - "Multi-Year Gas Rate Settlement Agreement."

          PRICE DISCOUNTS. For a detailed discussion of price discounts offered to customers and the terms of discount agreements, see Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Other Company Efforts to
Address Competitive Challenges - Customer Discounts."

IPPS

          In recent years, a leading factor in the increases in customer bills and the deterioration of the Company's competitive position has been the requirement to purchase electricity from IPPs at prices in excess of the energy prices available in the wholesale market and in some cases, the Company's internal cost of production and in volumes greater than the Company's customers' needs. PURPA, New York State law and PSC policies and procedures have collectively required that the Company purchase this power from "qualified" IPPs. The prices used in negotiating purchased power contracts with IPPs are the long run avoided costs that are established periodically by the PSC. Until its modification in 1992, the Six-Cent Law, which governed many of these contracts, had established the floor on avoided costs at $0.06/Kwh. The Six-Cent
Law, in combination with other factors, attracted large numbers of IPP projects to New York State and, in particular, to the Company's service territory due to the availability of numerous thermal hosts and hydroelectric sites.

          For a detailed discussion of Company efforts to reduce its IPP costs, see Item 3. Legal Proceedings, Part II, Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - "Announced Agreement-in-Principle to
Terminate or Restructure 44 IPP Contracts" and "PSC Proposal of New
IPP Operating and PPA Management Procedures" and Part II, Item 8.
Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-Term Contracts for the Purchase of
Electric Power."

NEW YORK POWER AUTHORITY

          The Company presently has contractual rights to purchase various types and amounts of electric power and energy from a number of generating facilities owned by the NYPA. In 1996, these purchases amounted to 7,638 Mwh, or about 18% of the Company's total power supply requirements. Under the agreement for hydroelectric power service, the Company credits to its residential customers, subject to review by the PSC, any savings derived from the purchase of an aggregate of 405 MW of firm and peaking hydro power from NYPA. Refer to Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power" for a summary table that includes the types and amounts of NYPA power which the Company was entitled to purchase as of January 1, 1997 and the termination dates of its contracts with respect to each NYPA generating facility.

          In February 1997, the PSC announced that it will allow the New York State electric utilities to compete with NYPA economic development power, which is contrary to a prior long-standing policy that NYPA had with the PSC. Allowing utilities to compete with NYPA power ensures that they will now have an opportunity to offer flexible rates to qualified businesses and industries in an effort to retain their business. However, the PSC stated that three of the four utilities offering flexible rates must eliminate the previously established economic power delivery caps designed to limit utility exposure to loss of customer electric load. The
Company has a cap of 46 MWs.

          On March 11, 1997, the Company announced that it would terminate an uneconomic contract with the NYPA on May 24, 1997. In addition, the Company filed a tariff with the PSC that would allow the Company to provide electricity at a discounted price to those customers affected by the cancellation of the NYPA contract. The two-part NYPA contract requires the Company to purchase electricity from NYPA's Fitzpatrick plant at an above-market price and to wheel additional power from the plant to certain industrial customers.

          The NYPA contract was originally signed in 1975 and has been subsequently amended. The PSC concluded the contract was uneconomic in a 1995 order. After several attempts to negotiate a new contract failed, the Company exercised its termination right.
The Company notified NYPA on May 24, 1996, that the contract would be cancelled a year later. On March 11, 1997, the Company notified the FERC that transmission services would no longer be provided to these customers once the NYPA contract is terminated.

          Because cancelling the contract would leave 37 industrial customers without access to some or all of their NYPA electricity, the Company has requested approval of a "bridge tariff," a PSC-authorized rate that will allow the Company to serve these customers at a price below what the customers are now paying NYPA. The bridge tariff would remain in place until the Company's PowerChoice proposal becomes effective. PowerChoice, filed with the PSC in October 1995, would allow customers to choose their electricity suppliers. The Company's bridge tariff request stipulates that any increased revenues earned by the Company as a result of the NYPA contract termination and the approval of the bridge tariff would be used to reduce electricity prices for other industrial customers once PowerChoice is implemented.

          On March 13, 1997, NYPA filed a petition with FERC requesting that the Company be ordered to deliver NYPA electricity to Cascades Niagara Falls, Inc., which was scheduled to receive service beginning March 1, 1997 and to continue to provide transmission service to other NYPA customers.

          The Company has begun negotiations with the PSC and NYPA to resolve these issues, but is unable to predict the outcome.

PURCHASED POWER

          Total purchased power in 1996 amounted to 23,366,000 Mwh, including IPP and NYPA purchases discussed above, representing approximately 54% of the Company's total power supply requirements. The Company also purchases electricity from the NYPP and other neighboring utilities as needed for economic operation. The price paid for that power is determined by specific contractual terms. See Part II, Item 8. Financial Statements and Supplementary Data
- "Note 9. Long-term Contracts for the Purchase of Electric Power." Physical limitations of existing transmission facilities, as well as competition with other utilities and availability of energy, impact the amount of power the Company is able to purchase or sell. Wholesale power marketing efforts will continue to be an important activity in a highly competitive environment, in order to maximize the value of the Company's surplus capacity.

FUEL FOR ELECTRIC GENERATION

          COAL. The C. R. Huntley and Dunkirk Steam Stations, the Company's only coal fired generating stations, are expected to burn about 1.5 million and 1.4 million tons of coal, respectively, in 1997. The Company currently anticipates obtaining its total 1997 coal requirements under short-term contracts.

          The annual average cost of coal burned from 1994 through 1996 was $1.52,

$1.42 and $1.39, respectively, per million BTU, or $39.15, $36.81, and $36.00 respectively, per ton. Changes in the cost of coal burned, part of which are transportation expenses, are included in the Company's FAC.

          See "Environmental Matters - Air."

          NATURAL GAS. The Albany Steam Station has the capability to use natural gas, as well as residual oil, as a fuel for electric generation. This dual-fuel capability permits the use of lower cost fuel. During 1994, 1995 and 1996, natural gas was the predominant fuel used. However, generation at this station was curtailed significantly during this period for economic reasons because of the requirement to purchase IPP power and excess capacity in the region. In early 1995, modifications were completed at the Oswego Steam Station that provided a limited capability for using natural gas for electric generation. Oswego's primary fuel is residual oil. In January 1995, the Company used the natural gas capability at the Oswego Steam Station for the first time.

          The Company currently purchases all natural gas for the Albany and Oswego Steam Stations on a spot basis. This gas is purchased as an interruptible supply; and therefore, colder than normal weather and increased demand for capacity on interstate pipelines by other firm (non-interruptible) gas customers could restrict the amount of gas supplied to the stations. During the period 1994 through 1996, the Company, including the Roseton Steam Station
(described below), burned 7.8 million, 12.3 million and 4.9 million
Dth of natural gas, respectively, at an average cost per Dth of $2.07, $1.65 and $1.96, respectively.

          The Company has a 25% ownership interest in Roseton Steam Station Units No. 1 and 2. Both Roseton Units were modified to dual fuel capability with natural gas as the alternate fuel in the early 1990's. Central Hudson Gas and Electric Corporation, co-owner and operator of the Roseton Steam Station, has three contracts for the supply of up to approximately 102,000 Dth of natural gas for use at the Roseton plant as a fuel alternative to residual oil. The natural gas supply is used primarily during off peak months, April through October of each year. In 1996, approximately 1.4 million Dth (the Company's share) of gas were used at the Roseton plant.

          RESIDUAL OIL. The Company's total requirements for residual oil in 1997 for its Albany and Oswego Steam Stations are estimated at approximately 0.5 million barrels. Fuel sulfur content standards instituted by New York State require 1.5% sulfur content fuel oil to be burned at Albany. Oswego Unit No. 6 requires low sulfur fuel oil (0.7%). Oswego Unit No. 5, which burns 1.5% sulfur fuel oil was placed on long term cold standby effective March 1994. All oil requirements are met on the spot market. At December 31, 1996, there were approximately 186,000 barrels, or more than a 15-day supply of oil, at the Oswego Steam Station and approximately 210,000 barrels of oil, or a 20-day supply, at the Albany Steam Station, based on recent burn projections.

          The average price of Oswego Unit No. 6 oil at January 1, 1997 was approximately $27.50 per barrel for 0.7% sulfur oil. For 1.5% sulfur oil, the average price was approximately $23.00 per barrel at the Albany Steam Station. The fuel oil prices quoted include the $3.02 per barrel petroleum business tax imposed by New York
State. Changes in the cost of oil burned, part of which are shipping expenses, are included in the FAC.

          The supply of residual oil for the Roseton Steam Station has been arranged by Central Hudson Gas and Electric Corporation. A requirements contract is currently in place with options to extend the contract period.

          The annual average cost of residual oil burned at the Albany, Oswego and Roseton Steam Stations from 1994 through 1996 was $3.16, $3.41 and $3.81, respectively, per million BTU, or $19.45, $21.66 and $24.15, respectively, per barrel.

          NUCLEAR. The supply of fuel for the Company's Nine Mile Point nuclear generating plants involves: (1) the procurement of uranium concentrates, (2) the conversion of uranium concentrates to uranium hexafluoride, (3) the enrichment of the uranium hexafluoride, (4) the fabrication of fuel assemblies and (5) the disposal of spent fuel and radioactive wastes. Agreements for nuclear fuel materials and services for Unit 1 and Unit 2 (in which the Company has a 41% interest) have been made through the following years:

                                  Unit No. 1   Unit No. 2

Uranium Concentrates            2002         2002
Conversion                      2002         2002
Enrichment                      2003         2003
Fabrication                     2007         2006

          Arrangements have been made for procuring a portion of the uranium, conversion and enrichment requirements through the years listed above, leaving the remaining portion of the requirements uncommitted. Enrichment services are under contract with the U.S. Enrichment Corporation for up to 100% of the requirements through the year 2003. Fuel fabrication services are under contract through the year 2007 and 2006, for Unit 1 and Unit 2, respectively. Up to approximately 95% and 90% of the uranium and conversion requirements are under contract through the year 2002 for Unit 1 and Unit 2, respectively. The uncommitted requirements for nuclear fuel materials and services are expected to be obtained through long-term contracts or secondary market purchases.

          The cost of fuel utilized at Unit 1 for 1996, 1995 and 1994 was $0.60, $0.61 and $0.62 per million BTU, respectively. The cost of fuel utilized at Unit 2 for 1996, 1995 and 1994 was $0.50, $0.51 and $0.48 per million BTU, respectively.

          For a detailed discussion of nuclear fuel disposal costs and the disposal of nuclear wastes, the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the Company's nuclear generating plants, see
Item 8 - Financial Statements and Supplementary Data - "Note 1. Summary of Significant Accounting Policies - Depreciation, Amortization and Nuclear Generating Plant Decommissioning Costs" and "Note 3. Nuclear Operations."

GAS SUPPLY

          The Company distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of the Company's distribution areas are physically interconnected with one another by Company-owned facilities. Presently, nine separate distribution areas are connected directly with CNG, an interstate natural gas pipeline regulated by the FERC, via seventeen delivery stations. The Company also has one direct connection with Iroquois Gas Transmission and one with Empire State Pipeline. The majority of the Company's gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by the Company's customers is seasonal and influenced by weather factors.

          The Company meets its peak load requirements on its system through a portfolio of firm contracts and peak shaving contracts capable of delivering approximately 963,600 Dth per day to its service area. This portfolio includes firm transportation totaling approximately 306,000 Dth per day on the CNG system, 50,000 Dth per day on the Iroquois system, as well as four pipelines upstream of CNG, with firm supplies purchased under 23 different contracts. An additional 434,000 Dth of peak day requirement capacity is provided by firm storage withdrawal rights coupled with firm winter season transportation service on CNG. Finally, within the peak capability of 963,600 Dth is approximately 173,600 Dth currently available to the Company under peak shaving contracts with cogenerators on the Company's system. A substantial portion of the contracted peak shaving capacity (over 80%) may be lost as a result of the Company's termination or restructuring of IPP contracts. Some portion of this lost peak shaving capacity must be replaced with alternative sources at potentially higher costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8.
Financial Statements and Supplementary Data - "Note 11.
Information Regarding the Electric and Gas Businesses."


ENVIRONMENTAL MATTERS

          GENERAL. The Company's operations and facilities are subject to numerous federal, state and local laws and regulations relating to the environment including, among other things, requirements concerning air emissions, water discharges, site remediation, hazardous materials handling, waste disposal and employee health and safety. While the Company devotes considerable resources to environmental compliance and promoting employee health and safety, the impact of future environmental health and safety laws and regulations on the Company cannot be predicted with certainty.

          In compliance with environmental statutes and consistent with its strategic philosophy, the Company performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 1996 totaled approximately $65.0 million, of which approximately
$19.1 million was capitalized as pollution control equipment or new plant environmental surveillance and approximately $45.9 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for 1997 are estimated to total $41.5 million, of which $2.8 million is expected to be capitalized and $38.7 million charged to operating expense. Anticipated expenditures for 1998 are estimated to total $44.5 million, of which $9.0 million is expected to be capitalized and $35.5 million charged to operating expense. The expenditures for 1997 and 1998 include the estimated costs for the Company's expected proportionate share of the costs for site investigation and cleanup of waste sites discussed under "Solid/Hazardous Waste" below.

          The Company believes that it is probable that costs associated with environmental compliance will continue to be recovered through the ratemaking process. For a discussion of the circumstances regarding the Company's continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - "Note 2. Rates and Regulatory Issues and Contingencies."

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

          The acid rain provisions of the Clean Air Act (Title IV) require that SO2 emissions from utilities and certain other sources be reduced nationwide by 10 million tons from their 1980 levels and that NOx emissions be reduced by two million tons from 1980 levels. Emission reductions were to be achieved in two phases - Phase I was to be completed by January 1, 1995 and Phase II will be completed by January 1, 2000.

          The Company has two units (Dunkirk 3 and 4) affected in Phase
I. Beginning in 1995, the Company was required to reduce SO2 emissions by approximately 10,000 - 15,000 tons per year and the Company is complying with these requirements by substituting non-
Phase I units and relying on reduced utilization of these units to satisfy its emission reduction requirements at Dunkirk 3 and 4.

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

          Phase II requirements associated with Title I and Title IV of the Clean Air Act (targeted for the year 2000 and beyond) will require the Company to further reduce its SO2 and NOx emissions at all of its fossil generating units. Possible options for Phase II
SO2 compliance beyond those considered for Phase I compliance include fuel switching, installation of flue gas desulfurization or clean coal technologies, repowering and the use of emission allowances created under the Clean Air Act.

          In September, 1994, the states comprising the Northeast Ozone Transport Commission (New York State included) signed a Memorandum of Understanding that calls for each member state to develop regulations for two additional phases of NOx reduction beyond RACT (referred to as Phase II and Phase III NOx reductions). In Phase
II, sources located in upstate New York (which includes all of the Company's sources) will have to reduce NOx emissions by May, 1999 by 55 percent relative to 1990 levels. In Phase III, these sources will have to reduce NOx emissions in May 2003 by 75 percent relative to 1990 levels. The Memorandum of Understanding provides that the specified reductions in Phase III may be modified if evidence shows that alternative NOx reductions, together with other emission reductions, will satisfy the air quality standard across the region. The DEC will be developing its Phase II NOx regulations in 1997 and 1998. The need for and extent of any further reductions needed in Phase III will not be determined until 1999 or later. Until details are available on how the Phase II and Phase III NOx reductions will be implemented, definitive compliance plans for the Company's fossil generating stations and reliable compliance cost estimates cannot be developed.

          The Company spent approximately $0.1 million, $5 million and $32 million in capital expenditures in 1996, 1995 and 1994, respectively, on projects at the fossil generation plants associated with Phase I compliance. The Company has included $6 million in its 1997 through 1999 construction forecast for Phase II compliance which will become effective January 1, 2000.

          See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Company
Efforts to Address Competitive Challenges - Generating Asset
Management Studies."

          WATER. The Company is required to comply with applicable Federal and State water quality requirements, including the Federal Clean Water Act, in connection with the discharge of condenser cooling water and other wastewaters from its steam-electric generating stations and other facilities. Wastewater discharge permits have been issued by DEC for each of its steam-electric generating stations. These permits must be renewed every five years. Conditions of the permits typically require that studies be performed to determine the effects of station operation on the aquatic environment in the station vicinity and to evaluate various technologies for mitigating losses of aquatic life.

          LOW LEVEL RADIOACTIVE WASTE. See Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations -
Low Level Radioactive Waste."

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

          The Company is currently aware of 85 such sites with which it has been or may be associated, including 42 which are Company-owned. The Company-owned sites include 22 former MGP sites, 10 industrial waste sites and 10 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate contamination of soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the NPL published by the EPA. The 43 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the Company's operations. Pending the results of investigations at the non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

          As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $195 million for these owned sites, representing the low end of the range of the estimated cost for investigation and remediation. The high end of the range is presently estimated at approximately $510 million.

          The majority of cost estimates for currently or formerly owned or operated properties relate to the MGP sites. The Saratoga
Springs and Harbor Point (Utica, New York) MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. The remaining MGP sites are the subject of a multi-site Order on Consent, executed in 1992 with the DEC, providing for an investigation and remediation program over approximately ten years.

          With respect to these sites with which the Company has been or may be associated as a PRP, the Company has recorded a liability of $30 million, representing the estimate of its share of the total cost to investigate and remediate these sites. Total costs to investigate and remediate these sites are estimated to be approximately $340 million in the unlikely event the Company is required to assume 100% responsibility. Six of the PRP sites are included on the NPL. The Company estimates its share of the liability for these six sites is not material and has included the amount in the determination of the amounts accrued.

          Estimates of the Company's potential liability for sites not owned by the Company, but for which the Company has been identified as a PRP, have been derived by estimating the total cost of site clean-up and then applying a Company contribution factor to that estimate. Estimates of the total clean-up costs are determined by using all available information from investigations conducted by the Company and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 Federal Regulation 119). A contribution factor is then calculated using either a per capita share based upon the total number of PRPs named or otherwise identified, which assumes all PRPs will contribute equally, or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other PRPs since clean-up obligations are joint and several. The Company has denied any responsibility for certain of these PRP sites and is contesting liability accordingly.

          The Company is also aware of approximately 36 formerly-owned MGP and corrective action sites used, but not owned by the Company, with which it has been or may be associated and which may require future investigation and possible remediation. Presently, the Company has not determined its potential involvement with such sites and accordingly has made no provision for potential liabilities associated therewith. In the event the Company is notified of its potential involvement at such sites by regulatory agencies and/or PRPs, the Company will determine its potential liability in the same manner described previously for PRP sites in general.

          Based upon management's assessment that remediation costs will be fully recovered from ratepayers, a regulatory asset has been recorded representing the future recovery of remediation obligations accrued to date. Therefore, the Company does not believe the costs to comply with environmental laws and regulations will have a material adverse effect on its results of operations or financial condition. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - "Note 2. Rate and Regulatory Issues and Contingencies."

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

          For a discussion of additional environmental legal proceedings, see Item 3. Legal Proceedings.

NUCLEAR OPERATIONS

          See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "NRC Seeks to
Confirm Adequacy of Nuclear Design Basis Documentation" and Part
II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations."

          Owners of older General Electric Company boiling water reactors, including the Company, have experienced cracking near welds in the plants' core shrouds. In response to industry findings, the Company installed modifications in the Unit 1 core shroud during a 1995 refueling and maintenance outage.

          Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in areas not directly reinforced by the 1995 repairs, which may require additional core shroud modifications. Preliminary analysis indicates the Company may be able to restart the reactor from the current refueling and maintenance outage without a significant extension of the outage duration. Additional modifications, if required, would be installed during a mid-cycle outage or as part of Unit 1's next refueling and maintenance outage (February 1999). If modifications are required before the restart of Unit 1 from the current refueling and maintenance outage, a 2-3 month extension of the outage would be anticipated. The Company's action plan on this issue requires consent from the NRC.

CONSTRUCTION PROGRAM

          See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial
Position, Liquidity and Capital Resources - Construction and Other Capital Requirements" and Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies -
 Construction Program."

ELECTRIC SUPPLY PLANNING

          The Company filed an IERP with the PSC and the State Energy Planning Board in 1995. While recognizing that uncertainty exists in forecasting future load, the IERP projects that the Company will not require generating capacity to fulfill its installed reserve requirements until the winter of 1999/2000. Such projections may change depending on the outcome of the agreement-in-principle (see
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP Contracts"). Included in the IERP is the planned retirement of 340 MWs of coal capacity.
It is expected that with the return to operation of Oswego Unit 5 (850 MWs) from long term cold standby status in 1999, the need for additional capacity would not occur until the winter of 2009/2010 or beyond. For this and other reasons, the Company need not commit to the construction or acquisition of large new generation projects for many years.

          The Company's intentions under the IERP would be to use a resource bidding process to confirm that the return to operation of Oswego Unit 5 represents the most economic alternative. A Request for Proposal (RFP) would be issued and bids evaluated prior to making a decision to restart that unit in 1999. The RFP process would also be used periodically to confirm that operating plants provide the least costly means of serving customer needs.

          Under the Company's PowerChoice proposal, the obligation to meet NYPP installed reserve requirements would shift to an ISO.
The PowerChoice proposal would replace the current planning/RFP process with a competitive market. The ISO would periodically go out for bid for capacity with an RFP process that is similar to what is described above. Although competition will replace the planning process described above, the units providing energy and capacity in the competitive market could be quite similar to those described in the supply plan above. (For a discussion of the NYPP filing with the FERC to establish an ISO, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC Rulemaking on Open Access and
Stranded Cost Recovery.")

ELECTRIC DELIVERY PLANNING

          As of January 1, 1997, the Company had approximately 130,000 miles of electric delivery facilities. Evaluation of these facilities relative to NYPP and Northeast Power Coordinating
Council planning criteria and anticipated Company internal and external demands is an ongoing process intended to minimize the capital requirements for expansion of these facilities.

          The Company has reviewed the adequacy of its electric delivery facilities and has determined that capital requirements to support new load growth will be below previous years' expenditures. There are no additional IPP projects which would impose significant technical, economic and construction burdens on the Company.

RESEARCH AND DEVELOPMENT

          The Company's R&D program is focused on directly benefiting the Company's shareholders and customers by obtaining a return on R&D investments. The Company maintains an R&D program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. These efforts include (1) improving efficiency;
(2) minimizing environmental impacts; (3) improving facility availability; (4) minimizing maintenance costs; (5) promoting economic development and (6) improving the quality of life for our customers with new electric technologies.

          R&D expenditures in 1996, 1995 and 1994 were approximately $13.7 million, $14 million and $37.3 million, respectively. A reduction in expenses has occurred as a result of cost containment by the Company. R&D expenditures for 1997 are budgeted to be approximately the same level as in 1996.

EMPLOYEE RELATIONS

          The Company's work force at December 31, 1996 numbered approximately 8,600 of whom approximately 71% were union members. It is estimated that approximately 78% of the Company's total labor costs are applicable to operation and maintenance and approximately 22% are applicable to construction (and accordingly are capitalized) and other accounts.

          All of the Company's non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers (IBEW). In April 1996, the Company and the IBEW agreed on a five-year, three month labor agreement, which provides for wage increases of approximately
2% to 3% in each of the next four years.

LIABILITY INSURANCE

          As of January 31, 1997, the Company's Directors & Officers liability insurance was renewed. This coverage includes nuclear operations and insures the Directors and Officers against obligations incurred as a result of their indemnification by the Company. The coverage also insures the Directors and Officers against liabilities for which they may not be indemnified by the Company, except for a dishonest act or breach of trust.

ITEM 2.  PROPERTIES.

ELECTRIC SERVICE

          As of January 1, 1997, the Company owned and operated four fossil fuel steam plants (as well as having a 25% interest in the Roseton Steam Station and its output), two nuclear fuel steam plants, various diesel generating units and 70 hydroelectric plants, and had a majority interest in Beebee Island and Feeder Dam hydro plants and their output. The Company also purchases substantially all of the output of 94 other hydroelectric facilities. The Company's Canadian subsidiary, Opinac Energy Corporation, has a 50 percent interest in CNP (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the Province of Ontario and owns a windmill generator in the Province of Alberta. In addition, the Company has contracts to purchase electric energy from NYPA and other sources. See "Electric and Gas Statistics" and Item 1. Business - "IPPs," -
 "New York Power Authority" and - "Purchased Power" and Part II,
Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-term Contracts for the
Purchase of Electric Power."

          The following is a list of the Company's major operating generating stations at February 1, 1997:


                                                 Company's Share of
Station, Location                                  Net Capability
and Percent Ownership           Energy Source       In Megawatts
----------------------------------------------------------------

Huntley, Niagara River (100%)     Coal                 740
Dunkirk, Lake Erie (100%)         Coal                 593
Albany, Hudson River (100%)       Oil/Natural Gas      400
Oswego, Lake Ontario (76%)
(Unit 6)                          Oil/Natural Gas      636
Roseton, Hudson River (25%)       Oil/Natural Gas      300
Nine Mile Point, Lake Ontario (100%)
(Unit 1)                          Nuclear              613
Nine Mile Point, Lake Ontario (41%)
(Unit 2)                          Nuclear              469


          As of December 31, 1996, the Company's electric transmission and distribution systems were composed of 952 substations with a rated transformer capacity of approximately 28,500,000 kilovoltamperes, approximately 8,000 circuit miles of overhead transmission lines, approximately 1,100 cable miles of underground transmission lines, approximately 113,100 conductor miles of overhead distribution lines and about 5,800 cable miles of underground distribution cables, only a part of such transmission and distribution lines being located on property owned by the Company. The electric system of the Company and CNP is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems in the United States.

          Seasonal variation in electric customer load has been consistent. Over the last five years, the Company's maximum hourly demand has occurred in the winter months; however, on occasion summer peaks have approached the level of the winter peaks. The maximum simultaneous hourly demand (excluding economy and emergency sales to other utilities) on the electric system of the Company for the twelve months ended December 31, 1996 occurred on February 5, 1996 and was 6,021,000 Kwh, of which 355,000 Kwh was generated in hydroelectric plants, 2,242,000 Kwh was generated in thermal electric plants and 4,350,000 Kwh was purchased. Economy and emergency sales to other utilities on such date were 926,000 Kwh. For a detailed breakdown of the Company's electric capability at December 31, 1996, see Part II, Item 8. Financial Statements and Supplementary Data - "Electric and Gas Statistics."


NEW YORK POWER POOL

          The Company, six other New York utilities and NYPA constitute the NYPP, through which they coordinate the planning and operation of their interconnected electric production and transmission facilities in order to improve reliability of service and efficiency for the benefit of customers of their respective electric systems. For a discussion on potential changes to NYPP, see Part II, Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations - "PowerChoice
Proposal" and - "FERC Rulemaking on Open Access and Stranded Cost
Recovery."

NUCLEAR PROPERTY AND LIABILITY INSURANCE

          See Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Nuclear Liability Insurance" and - "Nuclear Property Insurance."

GAS SERVICE

          The Company distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 1996, the Company's natural gas system was comprised of approximately 7,700 miles of pipelines and mains, only a part of which is located on property owned by the Company. The maximum 24-hour coincidental send-out of natural gas by the Company for the twelve-months ended December 31, 1996 was 1,152,996 Dth set on January 5, 1996.

SUBSIDIARIES

          One of the Company's wholly-owned subsidiaries, Opinac Energy Corporation, has a 50 percent interest in an electric company, CNP, which has operations in the Province of Ontario, Canada. CNP generates electricity at its Niagara Falls, Ontario hydro plant for the wholesale market and for its distribution system in Fort Erie, Ontario. CNP owns a 99.99% interest in Canadian Niagara Wind Power Company, Inc. and Cowley Ridge Partnership, respectively, which together operate a wind power joint venture in the Province of Alberta, Canada. In addition, Opinac Energy Corporation has a 100 percent interest in a New York State unregulated company, Plum
Street Enterprises, which offers energy-related services. A wholly-owned Texas subsidiary of the Company, NM Uranium, Inc. has an interest in a uranium mining operation in Live Oak County, Texas which is now in the process of reclamation and restoration.
Another wholly-owned New York State subsidiary of the Company, NM Holdings, Inc., engages in real estate development. In addition, the Company has established a single-purpose wholly-owned subsidiary, NM Receivables Corporation, to facilitate its sale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. The Company also owns a 100 percent interest in a New York State subsidiary, NM Suburban Gas,
Inc., which is a gas utility and a 66.67 percent and 82.84 percent interest in Moreau Manufacturing Corporation and Beebee Island Corporation respectively, which are New York State subsidiaries that own and operate hydro-electric generating stations.

MORTGAGE LIENS

          Substantially all of the Company's operating properties are subject to a mortgage lien securing its mortgage debt.

ITEM 3.  LEGAL PROCEEDINGS.

          For a detailed discussion of additional legal proceedings, see
Part II, Item 8.  Financial Statements and Supplementary Data -
"Note 9.  Commitments and Contingencies - Tax Assessments, -
Litigation and - Environmental Contingencies." See also Item 1. Business - "Environmental Matters - Solid/Hazardous Waste," and
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-
Principle to Terminate or Restructure 44 IPP Contracts."  The
Company is unable to predict the ultimate disposition of the matters referred to below in (1), (2) and (3). However, the Company has previously been allowed to recover these types of expenditures in rates. Therefore, the Company believes that it is probable that the Company will continue to recover these types of expenditures in rates. For a discussion of the uncertainty regarding the Company's continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - "Note 2. Rate and Regulatory Issues and Contingencies."

          1. On July 21, 1988, the Company became a defendant in an ongoing Superfund lawsuit in Federal District Court, Northern District of New York (Federal District Court) brought by the Federal Government. This suit involves PCB oil contamination at the York Oil Site in Moira, New York. Waste oil was transported to the site during the 1960's and 1970's by contractors of Peirce Oil Company (owners/ operators of the site) who picked up waste oil at locations throughout Central New York, allegedly including one or more Company facilities.

               The government issued a final settlement demand upon the Company in February 1994, including a settlement figure which was rejected by the Company. The government subsequently filed a complaint against a group of PRPs, including the Company, who subsequently filed third and fourth-party actions against additional parties. Settlement of the litigation occurred in July 1996; the government lodged a Consent Decree with the Federal District Court in November 1996 embodying the settlement terms. The Company's allocated share of liability as a result of this settlement was immaterial to the results of operations and financial condition of the Company.


          2. On June 22, 1993, the Company and twenty other industrial entities and the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York Supreme Court, Erie County, by a group of residents living in the vicinity of the landfill seeking compensation and damages for economic loss and property damage claimed to have resulted from contamination associated with the landfill. In addition, since January 18, 1995, the Company has been named as a defendant in a series of toxic tort actions filed in federal and state courts in the Buffalo area. The suits allege exposure on the part of the plaintiffs to toxic chemicals emanating from the Pfohl Brothers Landfill, resulting in the alleged causation of cancer in each of the plaintiffs. The plaintiffs seek compensatory and punitive damages in the amount of approximately $60 million. The Company has filed answers responding to the claims put forth in the existing suits, denying liability for any of the claimed damages. The Company is participating in joint defense efforts among the defendants during the initial stage of these suits, and intends to vigorously defend against these claims. The Company is unable to predict the ultimate outcome of these proceedings. Regarding the Company's alleged association with conditions at the landfill, notification was received from the DEC in 1986 of its status as a PRP. The Company at that time elected not to take an active role in the remediation process because only minimal evidence existed that hazardous substances generated by the Company were disposed at the Pfohl Brothers Landfill. It has since been alleged, however, that another defendant (Downing Container Division of Waste Mgt. of N.Y.) transported waste materials to the landfill from the Company's Dewey Avenue Service Center during the 1960's. Therefore, in July 1995, the Company elected to become a member of a Steering Committee made up of a group of identified PRPs, thereby participating in the development of an appropriate remedial action for the site while working to achieve an equitable allocation of liability among responsible parties. To date, no governmental action has been taken against the Company as a PRP. The Company continues to investigate the extent of its alleged connection to the landfill to allow for a reasonable allocation of cost liability.

          3. On October 23, 1992, the Company petitioned the PSC to order IPPs to post letters of credit or other firm security to protect ratepayers' interests in advance payments made in prior years to these generators. The PSC dismissed the original petition without prejudice. In December 1995, the Company filed a petition with the PSC similar to the one that the Company filed in October 1992. The Company cannot predict the outcome of this action. However, in August 1996, the PSC proposed to examine the circumstances under which a utility, including the Company, should be allowed to demand security from IPPs to ensure the repayment of advance payments made under their purchased power contracts. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - PSC Proposal of New IPP Operating and PPA Management Procedures."

               On February 4, 1994, the Company notified the owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost as required by agreements and the repayment of any advance payment which remains outstanding at the end of the contract. The projects at issue total 426 MWs. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs and future operating costs for the projects. The Company has received the following responses to these notifications:

               On March 4, 1994, Encogen Four Partners, L.P. (Encogen) filed a complaint in the United States District Court for the Southern District of New York (U.S. District Court) alleging breach of contract and prima facie tort by the Company. Encogen seeks compensatory damages of approximately $1 million and unspecified punitive damages. In addition, Encogen seeks a declaratory judgment that the Company is not entitled to assurance of future performance from Encogen. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Encogen has amended its complaint, rescinded its prima facie tort claim, and filed a motion of judgment on the pleadings. On February 6, 1996, the U.S. District Court granted Encogen's motion for judgment on the pleadings and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. In addition, the U.S. District Court did not award any damages. The Company has appealed this decision.

               On March 4, 1994, Sterling Power Partners, L.P. (Sterling), Seneca Power Partners, L.P., Power City Partners, L.P. and AG-Energy, L.P. filed a complaint in the Supreme Court of the State of New York, County of New York seeking a declaratory judgment that: (a) the Company does not have any legal right to demand assurance of plaintiffs' future performance; (b) even if such a right existed, the Company lacks reasonable insecurity as to plaintiffs' future performance; (c) the specific forms of assurances sought by the Company are unreasonable and (d) if the Company is entitled to any form of assurances, plaintiffs have provided adequate assurances. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On October 5, 1994, Sterling moved for summary judgment and the Company opposed and cross moved for summary judgment. On February 16, 1996, Sterling supplemented its motion, claiming that the February 6, 1996 ruling in the Encogen case is dispositive. On February 29, 1996, the New York State Supreme Court granted Sterling's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. The Company has appealed this decision.

               On March 7, 1994, NorCon Power Partners, L.P. (NorCon) filed a complaint in the U.S. District Court seeking to enjoin the Company from terminating a power purchase agreement between the parties and seeking a declaratory judgment that the Company has no right to demand additional security or other assurances of NorCon's future performance under the power purchase agreement. NorCon sought a temporary restraining order against the Company to prevent the Company from taking any action on its February 4 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On November 2, 1994, NorCon filed for summary judgment. On February 6, 1996, the U.S. District Court granted NorCon's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. The Company has appealed this decision.

               While the Company will continue to press for adequate assurance that the owners of these projects will honor their repayment obligations, the Company can neither provide any judgement regarding the likely outcome nor any estimate or range of possible loss or reduction of exposure in these cases. Accordingly, no provision for liability, if any, that may result from any of these suits has been made in the Company's financial statements. It is possible that some of these litigations will be settled as a result of the agreement-in-principle that the Company recently entered into with the IPPs (see "Announced Agreement-In-Principle to Terminate or Restructure 44 IPP Contracts").

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

                  Age at
  Executive      12/31/96         Current and Prior Positions                 Date Commenced
  ---------      --------         ---------------------------                 --------------

William E. Davis    54   Chairman of the Board and Chief Executive Officer      May 1993
                         Vice Chairman of the Board of Directors                November 1992
                         Senior Vice President - Corporate Planning             April 1992
                         Vice President - Corporate Planning                    February 1990

Albert J. Budney,   49   President and Chief Operating Officer                  April 1995
 Jr.                     Managing Vice President - UtiliCorp Power              Prior to Join-
                         Services Group (a unit of UtiliCorp United, Inc.)      ing the Company
                         President-Missouri Public Service (Operating
                         Division of UtiliCorp United, Inc.)                    January 1993
                         Vice President - Stone & Webster Engineering Corp.     January 1990

B. Ralph Sylvia     56   Executive Vice President - Electric Generation and
                         Chief Nuclear Officer                                  December 1995
                         Executive Vice President - Nuclear                     November 1990

David J. Arrington  45   Senior Vice President - Human Resources                December 1990

Darlene D. Kerr     45   Senior Vice President - Energy Distribution            December 1995
                         Senior Vice President - Electric Customer Service      January 1994
                         Vice President - Electric Customer Service             July 1993
                         Vice President - Gas Marketing and Rates               February 1991

Gary J. Lavine      46   Senior Vice President - Legal & Corporate Relations    May 1993
                         Senior Vice President - Legal & Corporate Relations
                           and General Counsel                                  October 1992
                         Senior Vice President - Legal & Corporate Relations,
                           General Counsel and Secretary                        May 1991

John W. Powers      58   Senior Vice President and Chief Financial Officer      January 1996
                         Senior Vice President - Finance & Corporate Services   October 1990

Theresa A. Flaim    47   Vice President - Corporate Strategic Planning          May 1994
                         Vice President - Corporate Planning                    April 1993
                         Manager - Gas Rates & Integrated Resource Planning     June 1991

Kapua A. Rice      45    Corporate Secretary                                    September 1994
                         Assistant Secretary                                    October 1992
                         Manager - Legal & Corporate Relations                  July 1991

Steven W. Tasker   39    Vice President - Controller                            December 1993
                         Controller                                             May 1991

/TABLE

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

          Preferred dividends were paid on March 31, June 30, September 30 and December 31. The Company estimates that none of the 1996 preferred stock dividends will constitute a return of capital and therefore all of such dividends are subject to Federal tax as ordinary income.

          The table below shows quoted market prices (NYSE) for the Company's common stock:


                       1996                     1995
                 ----------------         ----------------
                 HIGH         LOW         HIGH         LOW
--------------------------------------------------------------
1st Quarter      $10 1/8      $6 1/2      $15 5/8      $13 3/8

2nd Quarter        8 5/8       6 1/2       15 1/8       13 5/8

3rd Quarter        8 7/8       6 3/4       14 3/4       11 1/4

4th Quarter       10           7 5/8       13 3/8        9 1/2


          The Company paid dividends of 28 cents per common share in each of the four quarters of 1995. The board of directors omitted the common stock dividend for all of 1996 and the first quarter of 1997. This action was taken to help stabilize the Company's financial condition and contractural obligations and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales and is the primary reason for the increase in the cash balance. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources - Common Stock Dividend" below. In making future dividend decisions, the board will evaluate, along with standard business considerations, the financial condition and contractural obligations of the Company, the progress on concluding negotiations and implementing the termination or restructuring of IPP contracts and PowerChoice, or the failure to implement such actions, the degree of competitive pressure on its prices, the level of available cash flow and retained earnings and other strategic considerations.

          OTHER STOCKHOLDER MATTERS. The holders of common stock are entitled to one vote per share and may not cumulate their votes for the election of Directors. Whenever dividends on preferred stock are in default in an amount equivalent to four full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such preferred stock can elect a majority of the board of directors. Whenever dividends on any preference stock are in default in an amount equivalent to six full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such stock can elect two members to the board of directors. No dividends on preferred stock are now in arrears and no preference stock is now outstanding. Upon any dissolution, liquidation or winding up of the Company's business, the holders of common stock are entitled to receive a pro rata share of all of the Company's assets remaining and available for distribution after the full amounts to which holders of preferred and preference stock are entitled have been satisfied.

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

          As of March 18, 1997, there were approximately 75,100 holders of record of common stock of the Company and about 5,400 holders of record of preferred stock. The chart below summarizes common stockholder ownership by size of holding:



SIZE OF HOLDING        TOTAL STOCKHOLDERS       TOTAL SHARES HELD
   (SHARES)
-----------------------------------------------------------------
    1 to 99                  33,201                   889,029

  100 to 999                 37,787                 9,313,655

1,000 or more                 4,144               134,187,935
                             ------               -----------
                             75,132               144,390,619
                             ======               ===========



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information of the Company for each of the five years during the period ended December 31, 1996, which has been derived from the audited financial statements of the Company, and should be read in connection therewith.  As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results
of Operations" and Item 8. Financial Statements and Supplementary Data - "Notes to
Consolidated Financial Statements," the following selected financial data may not be indicative of the Company's future financial condition or results of operations.



                              1996*        1995         1994         1993         1992
------------------------------------------------------------------------------------------
Operations: (000's)

Operating revenues        $ 3,990,653   $ 3,917,338  $ 4,152,178  $ 3,933,431  $ 3,701,527

Net income                    110,390       248,036      176,984      271,831      256,432
------------------------------------------------------------------------------------------
Common stock data:

Book value per share
   at year end                 $17.91        $17.42       $17.06       $17.25       $16.33

Market price at
   year end                     9 7/8         9 1/2       14 1/4       20 1/4       19 1/8


Ratio of market price to
   book value at year end       55.1%         54.5%        83.5%      117.4%        117.1%

Dividend yield at year end        -           11.8%         7.9%        4.9%          4.2%

Earnings per average
   common share                 $ .50         $1.44        $1.00       $1.71         $1.61

Rate of return on common
   equity                        2.8%          8.4%         5.8%       10.2%         10.1%

Dividends paid per
   common share                $  -           $1.12        $1.09       $ .95         $ .76

Dividend payout ratio             -           77.8%       109.0%       55.6%         47.2%
------------------------------------------------------------------------------------------
Capitalization: (000's)

Common equity            $ 2,585,572    $ 2,513,952  $ 2,462,398  $ 2,456,465  $ 2,240,441

Non-redeemable
   preferred stock           440,000        440,000      440,000      290,000      290,000

Mandatorily redeemable
   preferred stock            86,730         96,850      106,000      123,200      170,400

Long-term debt             3,477,879      3,582,414    3,297,874    3,258,612    3,491,059
------------------------------------------------------------------------------------------
   TOTAL                   6,590,181      6,633,216    6,306,272    6,128,277    6,191,900

Long-term debt maturing
   within one year            48,084         65,064       77,971      216,185       57,722
------------------------------------------------------------------------------------------
   TOTAL                 $ 6,638,265    $ 6,698,280  $ 6,384,243  $ 6,344,462  $ 6,249,622
------------------------------------------------------------------------------------------


Capitalization ratios: (including long-term debt maturing within one year)

Common stock equity            39.0%          37.5%        38.6%        38.7%        35.8%

Preferred stock                  7.9           8.0          8.5          6.5          7.4

Long-term debt                  53.1          54.5         52.9         54.8         56.8
------------------------------------------------------------------------------------------
Financial ratios:

Ratio of earnings to
   fixed charges                1.57          2.29         1.91         2.31         2.24

Ratio of earnings to
   fixed charges
   without AFC                  1.55          2.26         1.89         2.26         2.17

Ratio of AFC to balance
   available for
   common stock                10.2%          4.3%         6.3%         6.8%         9.7%

Ratio of earnings to
   fixed charges and
   preferred stock
   dividends                    1.31          1.90         1.63         2.00         1.90

Other ratios - % of
   operating revenues:

    Fuel, purchased
    power and purchased
    gas                        43.5%         40.3%        39.6%        36.1%        34.1%

    Other operation
    expenses and maintenance   23.3          20.9         23.1         26.9         26.3


    Depreciation and
    amortization                8.3           8.1          7.4          7.0          7.4

    Total taxes, including
    real property, income
    and revenue taxes          13.6          17.3         14.7         16.2         17.3

    Operating income           10.4          13.5         10.4         13.3         14.2

    Balance available for
    common stock                1.8           5.3          3.5          6.1          5.9
------------------------------------------------------------------------------------------
Miscellaneous: (000's)

Gross additions to
   utility plant          $   352,049   $   345,804  $   490,124  $   519,612  $   502,244

Total utility plant        10,839,341    10,649,301   10,485,339   10,108,529    9,642,262

Accumulated depreciation
   and amortization         3,881,726     3,641,448    3,449,696    3,231,237    2,975,977

Total assets                9,402,030     9,477,869    9,649,816    9,471,327    8,590,535
==========================================================================================

* Amounts include extraordinary item, see Note 2.  Rate and Regulatory Issues and
Contingencies.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EVENTS AFFECTING 1996 AND THE FUTURE

* On March 10, 1997, announced a jointly developed agreement-in-principle to terminate or restructure IPP power purchase contracts in exchange for approximately $3.6 billion in cash and marketable debt securities, and 46 million shares of common stock of the Company, and enter into new agreements that would further compensate the IPPs and hedge prices for specific amounts of power.

* Discontinued application of SFAS No. 71 to fossil/hydro operations, and wrote off fossil/hydro generation regulatory assets of $103.6 million (extraordinary loss of 47 cents per share).

* 1996 earnings after the extraordinary item declined 65% to 50 cents per share.

* Increase in bad debt expense of $96.4 million as compared to 1995 (43 cents per share).

*         Common dividends omitted.

*         Securities ratings downgraded.

*         $804 million senior debt facility established.

* Request for 1996 rate increase rejected. 1997 rate request temporarily stayed pending further proceedings.

* FERC issued open access transmission order, which, with certain exceptions, provides for full recovery of stranded wholesale costs, leaving it up to the states to decide recovery of retail stranded costs.

* PSC issued order to restructure New York State electric industry, calling for a competitive wholesale power market in 1997 and introduction of retail access for all electric customers in 1998. Stranded cost recovery to be determined on a utility-by-utility basis.

* Reached a conditional multi-year gas rate settlement with the PSC in December 1996.

ANNOUNCED AGREEMENT-IN-PRINCIPLE TO TERMINATE OR RESTRUCTURE
44 IPP CONTRACTS

          The drive to introduce competition by both federal and state regulators, as well as the threat of self-generation and relocation by industrial customers, has intensified the Company's focus on costs that significantly influence the price of its products. The Company proposed PowerChoice in October 1995 to achieve stable retail prices, customer choice and an open, competitive electric generation market. However, the implementation of PowerChoice depends upon reducing the cost of power the Company is required to purchase from IPPs.

          On March 10, 1997, the Company and 19 developers of IPP projects jointly announced an agreement-in-principle to terminate or restructure 44 power purchase contracts. These contracts represent more than 90% of the Company's above-market power costs under all existing IPP contracts. Subject to regulatory approval, the agreement-in-principle contemplates that electricity prices for all customer classes would be reduced, with larger reductions allocated to large commercial and industrial customers to retain and attract jobs in upstate New York.

          The agreement-in-principle contemplates that the Company would terminate or restructure the 44 power contracts in exchange for approximately $3.6 billion in cash and/or marketable debt securities, and 46 million shares of the Company's common stock, representing approximately 25% of the anticipated fully diluted outstanding common shares. The new debt will be subordinate to existing first mortgage bonds. The value of the common equity component will vary depending on the market value of the shares at closing. In addition, the Company and several IPPs would enter into new agreements that would further compensate the IPPs and hedge prices for specific amounts of power.

          The amount of subordinated debt expected to be issued is approximately $3.2 billion, with terms from two to seven years. It is the Company's objective to achieve at least a BB-/Ba3 rating on the subordinated debt, although achieving such a rating is not a condition of the agreement. Achievement of such a rating is not assured and if not achieved could result in higher interest costs than presently estimated.

          Although subject to final negotiation and execution, the agreement-in-principle contemplates that the Company will enter into price-hedging agreements or contracts with certain IPPs that may be in the form of financial contracts-for-differences and physical bilateral agreements, options contracts, indexed financial instruments, or a combination thereof. Contracts for coal and waste-fired projects will have a 17 year term, with total annual energy of approximately 350 GwHrs. Hydro contracts will range in length from 20-35 years with total annual energy of approximately 900 GwHrs less than 3% of total load. Over the term of the new contract, prices for hydro generated electricity would range between $85 to $130 per Mwh, subject to final negotiation, while prices for coal and waste would range between $28 and $45 per Mwh. For gas-fired projects, the amount of energy under contract would begin at 4,630 GwHrs and increase to 8,000 GwHrs in twelve years. The price for a portion of the energy would be fixed, and the remainder would be to reflect competitive market gas prices. Of the load under existing contracts, approximately 5,000 GwHrs would no longer be subject to a contract, with the Company meeting its requirements through market purchases. These arrangements will enable the Company to substantially reduce the cost of purchased power in the future, while managing the price risks of purchased power. Initially a substantial portion of the cost reduction will be offset by interest on subordinated debt issued to carry out the termination and restructuring of the IPP contracts, and the amortization of the resulting regulatory asset.

          The transaction is subject to several contingencies, including negotiations with each IPP of specific terms of the new agreements that may be executed; execution of binding agreements including the master restructuring agreement; approval of the Company's shareholders; PSC approval of the agreement, including an acceptable long-term price structure and a non-bypassable charge providing for recovery of strandable costs, including the termination or restructuring costs of the IPP contracts; other state and federal approvals; successful completion of all financing transactions on reasonable terms; the resolution of all tax issues and obtaining required amendments or waivers under existing credit agreements and third party contracts.

          The Company will work to achieve a financial closing of the agreement-in-principle by year-end 1997.

CHANGING COMPETITIVE ENVIRONMENT

          The accelerating pace of competition is driving dramatic changes throughout the utility industry. Regulators on both the state and federal levels have issued orders to restructure the electric industry. (See - "PSC Competitive Opportunities Proceeding - Electric" and "FERC Rulemaking on Open Access and Stranded Cost Recovery.") The Company believes that the price of electricity may be the most important element of future success in the restructured industry and has intensified its efforts to reduce various costs that significantly influence the price of electricity.

          The Company is challenged by state-imposed burdens, especially state-mandated contracts that have required the Company to buy electricity from IPPs in amounts that exceed customer needs and at an average price which is more than twice as high as the cost of power that could be purchased in the wholesale market. In addition, the Company and other New York utilities bear an excessive tax burden that is more than twice the average for utilities nationwide.

          The Company has pursued a number of actions to mitigate the impact of these factors on prices. These actions have included renegotiating and buying out some IPP contracts (including those discussed above) and canceling others when contract terms were not being adhered to. The Company has also sought regulatory relief from the PSC, seeking curtailment rights, the ability to monitor
IPP compliance with federal legislation, and firm security rights for contracts with advance payment provisions. The Company has been successful in obtaining the ability to monitor compliance, but has not received approval to implement curtailment or obtain firm security. (See - Other Federal and State Regulatory Initiatives - "PSC Proposal of New IPP and PPA Management Procedures").

          The Company has also been actively seeking reductions in its state and local tax obligations by working with utility, customer and state representatives to explain the negative impact that all utility taxes, including the GRT, are having on prices and the economy. At the same time, the Company is contesting the high real estate taxes it is assessed by the many taxing authorities in its service territory, particularly those imposed upon its generating facilities.

          Nevertheless, mandated IPP purchases and high taxes have, in the past, combined to create upward pressure on prices. Further price increases would make it more difficult for the Company to retain its customers in the longer term and an increasing number of customers are pursuing other supply options including self-generation, alternate supply sources, and municipalization. As a result, electric margins have narrowed and sales have been flat, damaging the Company's financial condition and putting further pressure on the Company to seek even more rate increases under traditional cost-of-service ratemaking.

          Other actions taken by the Company during the past four years to address the increasing competitive environment include sharply reducing internal costs. The Company has reduced the size of its work force by about 3,300 employees, or 28%, and has eliminated, consolidated or modernized many of its operations. The Company has also sharply reduced capital spending. Electric construction spending in future years is budgeted to be at or below the level of depreciation expense, thereby resulting in little or no growth in rate base with a corresponding impact on earnings.

          These cost control efforts have produced significant savings. However, the savings have been outpaced by continuing escalation in the externally imposed costs discussed above. Recognizing that major changes in the electricity marketplace in New York State were needed, the Company undertook an exhaustive analytical process with the goal of creating a rational energy market that would link supply, demand and price, provide customers with better and broader services, and provide greater opportunities for building shareholder value. That process resulted in the filing of the Company's PowerChoice proposal on October 6, 1995, which the
Company subsequently amended to include the implementation of the agreement-in-principle (see "PowerChoice Proposal").

          The Company believes the pursuit of PowerChoice is the best course of action to deal with emerging competition and address the factors that have been pushing up prices. The Company believes that the state must play a role in reducing costs as a way of enhancing benefits to be derived from implementation of PowerChoice. The State's participation could include reducing or eliminating the state GRT, which taxes revenue rather than income, timely passage of a securitization bill that would permit lower cost financing of regulatory assets, including costs associated with the IPP agreement-in-principle, and/or reducing mandated social programs. Addressing these issues will be difficult and will almost certainly require regulatory and/or legislative action, the outcome of which is uncertain. The PowerChoice proposal is not dependent on such State participation.

POWERCHOICE PROPOSAL

          On October 6, 1995, the Company filed its PowerChoice proposal with the PSC. The PowerChoice proposal, which includes the implementation of the agreement-in-principle, would:

* Create a competitive wholesale electricity market and allow direct access by retail customers. To give customers their choice of power suppliers and pricing terms, the Company will open its system to competing electricity generators as early as 1998. The timing of full implementation depends on resolution of technical, administrative and regulatory issues. Envisioned is the formation of a competitive wholesale spot market in the Company's service area under the supervision of the FERC that is consistent with the PSC COPS decision (see - "PSC Competitive Opportunities Proceeding - Electric" and "FERC Rulemaking on Open Access and Stranded Cost Recovery"). Beginning with its largest customers, the Company would allow full direct access to alternative suppliers of electricity. The Company would deliver that power over its transmission and distribution system. Access for the remaining customers would be phased in over several years.

* Provide relief from overpriced IPP contracts that were mandated by public policy. As a result of state and federal policy, the Company has 157 contracts to buy power from IPPs at above-market prices, even when the power is not needed.
          The Company's payments to IPPs increased from less than $200 million in 1990 to $1.1 billion in 1996, and if no action were taken would continue to grow by an average of approximately $50 million per year over the next five years as contract prices increase. To create an open and competitive market and achieve a reduction in average prices, the Company recently announced an agreement-in-principle to terminate or restructure 44 IPP contracts, which represent more than 90% of the above-market cost of mandated purchases by the Company.

               The Company proposes, and believes it is probable that the PSC will approve, deferral and recovery of the IPP contract termination or restructuring cost and recovery of this asset as well as other stranded costs through a non-bypassable charge tied to distribution and transmission services. The Company believes that a non-bypassable charge is necessary during the transition to competition to ensure its financial stability. The PSC has been kept informed throughout the course of the negotiations of the agreement-in-principle. If the PSC does not approve the deferral and recovery of the IPP contract termination or restructuring cost through a non-bypassable charge, the Company may be unable to complete the associated financing and closing. In that event (or if the IPP agreement-in-principle is not effectuated for any other reason), the Company would face continued financial decline.

* Separate the Company's non-nuclear power generation business from the remainder of the business. The Company has proposed that one company would own and operate its present non-nuclear power plants. All the Company's assets and businesses other than non-nuclear generation would be held by a holding company that would provide cost-based rate-regulated transmission, distribution, nuclear and gas services through a regulated subsidiary. The holding company would also provide competitive unregulated services, such as energy marketing and other services through a second subsidiary. The companies would be financially restructured so that stockholders and other constituencies would be treated in a fair and equitable fashion. Any release of assets under the Company's mortgage indenture would be effected in accordance with the terms of the indenture. The Company will continue to evaluate alternative structural options considering actual development of competitive markets and regulatory policy. The Company believes New York State can be helpful in this restructuring process, through the purchasing or refinancing of the Company's nuclear plants or through the use of other risk-mitigation strategies associated with those facilities. (See "Governor Pataki's Proposed Legislation.")

* Reduce average prices for Company electric customers, with reductions to industrial customers to facilitate economic and job growth in the service territory. If the proposal is agreed to by all necessary parties, the average prices paid by residential and commercial class customers could be reduced slightly, with more substantial reductions for industrial customers. The Company has proposed that strandable costs be recoverable by the Company through non-bypassable charges on rates for remaining distribution and transmission services. Stranded costs are utility costs that may become unrecoverable due to a change in the regulatory environment. To ensure maximum recovery of these costs, the Company has proposed that the strandable costs be recovered in rates in a manner which minimizes the Company's exposure due to sales volume variations. Recovery of strandable costs by the owner of the Company's fossil/hydro generation facilities is intended to be accomplished through an option pricing contract for a period of approximately 5 years so as not to impede each unit from being an efficient participant in the competitive generation market. Nuclear generation costs would be recoverable through a financial instrument tied to the market price of electricity or similar incentive mechanism not to exceed the term of the operating license of the plant.

ACCOUNTING IMPLICATIONS OF POWERCHOICE AND AGREEMENT-IN-PRINCIPLE
TO TERMINATE OR RESTRUCTURE IPP CONTRACTS

          The Company has concluded that the agreement-in-principle to terminate or restructure IPP contracts and the implementation of PowerChoice, or a similar proposal, is the probable outcome of negotiations that have taken place over the past 18 months. Under PowerChoice, the separated non-nuclear generation business would no longer be rate-regulated and, accordingly, existing regulatory assets at December 31, 1996 related to the non-nuclear power generation business, amounting to approximately $103.6 million
($67.4 million after tax or 47 cents per share) have been charged against 1996 income as an extraordinary non-cash charge.

          Of the remaining electric business, under PowerChoice, the Company expects that its nuclear generation and electric transmission and distribution business will continue to be rate-regulated on a cost-of-service basis and, accordingly, it will continue to apply SFAS No. 71 to these lines of business. The Company currently expects to retain ownership of its nuclear assets, and will continue to investigate various options that may be available to mitigate the risk of ownership of these assets. As described under "Announced Agreement-In-Principle to Terminate or Restructure 44 IPP Contracts," the conclusion of the agreement-in-principle, as well as implementation of PowerChoice, is subject to a number of contingencies.

          In the event the Company is unable to successfully bring these events to conclusion, it would pursue a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued for the remaining electric business. The resulting after-tax charges against income, based on regulatory assets associated with the nuclear generation, and transmission and distribution businesses as of December 31, 1996, would be approximately $503.2 million or $3.48 per share.
Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, the continued availability of the Company's senior debt facility and certain types of transfers of assets could be adversely impacted by any such write-downs.

          The Company expects the PSC will continue to apply the concept of cost-of-service based ratemaking (including the financial consequences of the termination or restructuring of IPP contracts) to the transmission, distribution and nuclear generation business and approve the reduced prices contemplated under PowerChoice. The Company proposes, and believes it is probable that the PSC will approve, deferral and recovery of the termination or restructuring costs of IPP contracts over a period not to exceed ten years. To the extent that recovery of the termination or restructuring cost is not approved by the PSC, the amount would be charged to expense, which could have a material adverse effect on the financial condition and results of operations of the Company. Furthermore, the Company does not expect the PSC to provide a return on the regulatory asset associated with IPP termination or restructuring costs. SFAS No. 71 does not require the Company to earn a return on regulatory assets in assessing its applicability. The Company believes that it is probable that the prices it will charge for electric service, including a non-bypassable transition charge, over the ten-year period will be sufficient to recover the regulatory asset for the termination or restructuring costs of IPP contracts and provide recovery of and a return on the remainder of its regulatory assets as appropriate. The Company expects that the reported amounts of future net income will be adversely affected by a lack of return on the regulatory asset and expected lower returns of the unregulated non-nuclear generating business.

          The Company has been made aware of a recent request by the SEC Chief Accountant to the Public Utilities Committee of the American Institute of Certified Public Accountants to develop guidance on applying SFAS No. 101. It is the Company's understanding that the guidance requested may include when to discontinue SFAS No. 71, as well as the accounting applicable to recovering strandable costs on rates charged by the transmission and distribution business that originate from generation assets. The Company cannot predict whether and when such guidance will be issued, or the attendant consequences on the Company's financial condition or results of operations.

          The Company adopted SFAS No. 121 in 1996. This Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

          With the probable implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that will face market prices, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121.
The Company has determined that there is no impairment of its non-nuclear generating plant assets. In certain instances, the Company has considered opportunities to invest in changes in fuel sources that are technologically available, to improve future cash flow.
In one instance, the Company has considered the value of relocating a unit to a region where demand is greater. To the extent an impairment loss could not otherwise be avoided, the Company believes it will be able to recover the loss through a non-bypassable transition charge proposed in PowerChoice. In reaching this conclusion, the Company must make significant estimates and judgments as to the future price of electricity, capacity factors and cost of operation of each of its generating units and, where necessary, the fair market value of each unit. As PowerChoice is implemented and generation markets become open to competition, these estimates and judgments may change.

TRADITIONAL RATE REQUEST

          In the event PowerChoice could not be implemented in a timely manner or at all, in February 1996, the Company filed a request to increase electric rates. This rate increase request of 4.1% for 1996 and 4.2% for 1997 was based on the Company's cost of providing service. These rate increases are predicated on a requested ROE of approximately 11% on an annual basis and recover the Company's cost of providing electric service. At a public session on May 2, 1996, the PSC rejected the Company's request for a 1996 temporary rate increase primarily on the basis that the request did not meet the PSC's legal standard for approving emergency rate increases. The
PSC Chairman stated that an increase in electric rates would have a negative impact on economic conditions in the regions served by the Company, which he stated that the Company itself recognized in its PowerChoice proposal. The PSC Chairman also stated that the PowerChoice proposal better addresses the long-term viability of the Company, whereas a temporary rate increase does not.
Accordingly, results for 1996 reflected regulatory lag and resulting reduced ROE. (See - "Results of Operations.")

          With announcement of the agreement-in-principle to terminate or restructure 44 IPP contracts and assessment of the probable implementation of PowerChoice, the Company temporarily stayed its 1997 rate filing pending further proceedings. 1997 earnings will be significantly below the Company's allowed ROE, since tariff prices will remain unchanged and sales forecasts are below those levels used in determining such prices. In the event the IPP agreement-in-principle and/or PowerChoice fails, the Company will pursue traditional rate relief, as necessary.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

          On May 16, 1996 the PSC issued its decision in its COPS case to restructure New York State's electric industry. The decision calls for a competitive wholesale power market in 1997 and the introduction of retail access for all electric customers in early
1998.

          The goals cited in its decision included lowering consumer rates, increasing choice, continuing reliability of service, continuing environmental and public policy programs, mitigating concerns about market power and continuing customer protections and the obligation to serve.

          To implement its policies, the PSC directed major utilities, excluding the Company and Long Island Lighting Company, to file restructuring proposals and rate plans by October 1, 1996, consistent with these goals. Although exempt from this filing as a result of the PowerChoice restructuring proposal, the Company made a filing to address several retail issues. The Company's filing also urged the PSC to be as permissive as possible in allowing the natural development of the competitive marketplace.
In addition, it argued that regulated and unregulated companies should be permitted to coexist under the same holding company. The PSC has set a schedule for negotiation or litigation for the other utilities that extends into the second quarter of 1997.

          The PSC decision in the COPS proceeding states that recovery of utility stranded costs may be accomplished by a non-bypassable "wires charge" to be imposed by distribution companies. The PSC decision states that a careful balancing of customer and utility interests and expectations is necessary, and that the level of stranded cost recovery will ultimately depend upon the particular circumstances of each utility.

          In September 1996, the Energy Association of New York State (Energy Association) and its member companies filed a lawsuit in the NYS Supreme Court that asked the court to order a review of the PSC's COPS decision. The Energy Association includes the Company and seven other investor-owned utilities as members. Even though the Company believes that the PSC's objectives in its COPS decision are consistent with the Company's PowerChoice proposal, the Company wanted to protect its legal rights until all issues relating to competition in the New York State electric industry are settled fairly. On November 26, 1996, the NYS Supreme Court ruled against the Energy Association and its member companies. On December 24, 1996 the Energy Association and its member companies filed a notice of appeal with the Appellate Division, Third Department, of the New York State Supreme Court. The Company is unable to predict the outcome of this matter.

          On February 12, 1997, the PSC took additional steps toward furthering electric competition by (1) approving a petition to initiate a potential multi-utility, electric retail access pilot program for commercial farmers and food processors and (2) allowing utilities to use their flexible rate programs to compete against the economic development power offered by NYPA. The PSC approved the petition from Dairylea Cooperative, Inc. (Dairylea) that proposed a retail access pilot program, since it cuts across multiple service territories and involves several rate classifications, among other things.

          The potential Dairylea pilot will include the service territories of Rochester Gas and Electric, New York State Electric & Gas, Central Hudson Gas and Electric Company and the Company. The potential pilot program will be open to commercial farms and food processors except those that already have flexible rate contracts. On February 25, 1997, the PSC issued its Order on this potential pilot program and stated that the utilities will have 45 days to work together and submit refined terms and conditions of the program. The PSC expects the program to be implemented within 90 days after such submission. Alternatively, utilities may file a settlement agreement or testimony in the individual rates and restructuring cases that includes a retail access proposal similar to the Dairylea proposal. The Company is unable to predict what effect, if any, the potential pilot program will have on its results of operations and financial condition, since the terms and the conditions of such program have not been finalized.

FERC RULEMAKING ON OPEN ACCESS AND STRANDED COST RECOVERY

          In April 1996, the FERC issued FERC Order 888. Order 888 promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. The Company has complied with this requirement by filing its open access transmission tariff with FERC on July 7, 1996; the tariff was accepted by FERC subject to refund, and hearings are scheduled for August 1997.

          Under FERC Order 888, the NYPP was required to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. The NYPP Member Systems submitted a comprehensive proposal to establish an ISO, a New York State Reliability Council (NYSRC) and a New York Power Exchange (NYPE).
The ISO would provide for the reliable operation of the transmission system in New York State and provide nondiscriminatory open access to transmission services under a single ISO tariff. Through the ISO, the transmission owners, including the Company, would be compensated for the use of their transmission systems on a cost-of-service basis. The NYSRC would establish the reliability rules and standards by which the ISO operates the bulk power system. The ISO would also administer the daily electric energy market and the NYPE would facilitate electric energy market on a day-ahead basis. While the Company believes the filing meets the objectives of Order 888, the Company is unable to predict when FERC will act on the NYPP compliance filing or the ISO filing, or whether it will approve either filing with or without modifications.

          In Order 888, the FERC also stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888's open access mandate. Order 888 left to the states the issue of retail stranded cost recovery.
Where newly created municipal electric utilities required transmission service from the displaced utility, the FERC stated that it would entertain requests for stranded cost recovery since such municipalization is made possible by open access. The FERC also reserved the right to consider stranded costs on a case-by-case basis if it appeared that open access was being used to circumvent stranded cost review by any regulatory agency.


          Numerous parties, including the Company, filed requests for rehearing of Order 888. In March 1997, the FERC issued Order 888-
A, which generally affirmed Order 888 and granted rehearing on only a handful of issues. One of those issues was whether the FERC would review stranded costs in annexation cases as it committed to do in municipalization cases. In Order 888-A the FERC stated that it would review stranded costs resulting from territorial annexation by an existing municipal electric system, provided that system relied on transmission from the displaced utility. The FERC denied the Company's request for rehearing on how stranded costs would be calculated and other issues. The Company is considering whether to seek review of Order 888-A in federal court.

          In late January 1997, the Company provided 26 communities in St. Lawrence and Franklin counties with estimates they requested of the stranded costs they might be expected to pay if they withdraw from the Company's system to create government-controlled utilities. The preliminary estimate of the combined potential stranded cost liability for the communities ranges from a low of $225 million to a high of $452 million, depending upon the forecast of electricity market prices that is used. These amounts do not include the costs of creating and operating a municipal utility.

          The stranded cost calculations were based on a methodology prescribed by the FERC. Because no municipality has moved forward with condemnation, the value of the Company's facilities has not been deducted from the stranded cost estimates. The stranded costs included in these estimates are the communities' share of obligations that were incurred on behalf of all customers to fulfill the Company's legal obligations to ensure adequate, reliable electricity service. Such legitimate and prudent costs are currently included in electricity rates. Government-mandated payments to IPPs represent the largest single component of these costs. The Company is unable to predict the outcome of this matter.

GOVERNOR PATAKI'S PROPOSED LEGISLATION

          In June 1996, Governor Pataki introduced two proposals designed to lower electric rates and to build a short-term "bridge" to a fully competitive electric power market. The proposed "Electric Ratepayer Relief Act" would provide utilities a tool to address possible stranded costs and reduce rates through credit-enhanced structured refinancing of any qualifying "intangible asset." Passage of this bill would facilitate the Company's ability to finance the IPP agreement-in-principle and minimize its financing costs. The proposed "Power for Prosperity Bill" would allocate low-cost power from investor-owned electric utilities and the NYPA to eligible businesses for job retention and development purposes. Any resulting revenue loss to utilities would be offset by a tax credit against the utility's regressive State GRT.

          The New York State Senate passed both measures during the final days of the 1996 regular legislative session and passed slightly revised versions of both bills during the December 1996 "special" legislative session. The New York State Assembly has yet to introduce either measure, arguing in favor of more comprehensive electric industry restructuring legislation, such as their "Competition Plus/Energy 2000 Fund" proposal.

          The Company supported the Governor's proposals and lobbied intensively for both during the regular and "special" 1996 legislative sessions. The Electric Ratepayer Relief Act would enhance the customer benefits of the IPP termination and restructuring agreement-in-principle, a fundamental premise of the Company's PowerChoice proposal, as it proposes "significant rate savings" for all of the Company's customers. Further, it gives the Legislature the opportunity to address a problem (rising energy costs) it helped create, at no cost to New York State taxpayers.
The Power for Prosperity Bill would free up immediately an additional 400 MWs of low-cost economic development power for businesses to remain competitive or expand their operations. Also, it would not harm the Company's other customers, employees or shareholders because of the GRT credit provision and would represent the first real step by New York State to begin the process of reducing or repealing the State GRT.

          Both measures will be considered during the 1997 regular legislative session in the context of the overall electric industry restructuring debate; however, the Company is unable to predict whether these two bills will be enacted into law. Neither bill is a prerequisite for implementation of PowerChoice.

OTHER FEDERAL AND STATE REGULATORY INITIATIVES

          PSC PROPOSAL OF NEW IPP OPERATING AND PPA MANAGEMENT PROCEDURES. In August 1996, the PSC proposed to examine the circumstances under which a utility, including the Company, may legally curtail purchases from IPPs; whether utilities should be permitted to collect data that will assist in monitoring IPPs' compliance with federal QF requirements, which are standards that IPPs must satisfy under PURPA; and if utilities should be allowed to demand security from IPPs to ensure the repayment of advance payments made under their purchased power contracts.

          The PSC noted that some of the current IPP contracts are far above market prices and are causing utilities to seek rate increases. In addition, the PSC stated that its proposal was initiated to protect ratepayers, since it would ensure just and reasonable rates in the event ongoing negotiations between utilities and IPPs fail.

          In December 1996, the PSC gave the New York State utilities, including the Company, the authority to collect data to assist them in monitoring IPPs' compliance with both federal QF standards and state requirements. The PSC stated that if QFs are not meeting requirements, the obligation to pay the full contract rate, which is funded by utility ratepayers, is generally excused or mitigated. Furthermore, if the data collected through a QF monitoring program indicates a facility is not meeting federal standards, the utility could petition the FERC to decertify the QF, which could result in penalties that could include cancellation of the contract. A similar penalty could be imposed if it is determined a QF has failed to maintain compliance with state law. Under the monitoring program, QFs will be required to submit data as of March 1 each year for the previous calendar year.

          The Company cannot predict the outcome of the remaining IPP issues currently being examined by the PSC, but is encouraged by the PSC's recent decision on the procedures for monitoring QF status and its proposal to implement additional IPP procedures. A number of these contracts will be addressed by the agreement-in-principle reached between the Company and certain IPPs. See "Announced Agreement-In-Principle to Terminate or Restructure 44
IPP Contracts".

          MULTI-YEAR GAS RATE SETTLEMENT AGREEMENT. In December 1996, the Company and PSC staff reached a three year settlement that was conditionally approved by the PSC on December 19, 1996. The PSC ordered conditional approval on the three year settlement agreement until a final, redrafted agreement, which includes changes ordered by the PSC, is submitted for final approval. The settlement results in a $10 million annual reduction or a $30 million reduction over the term of the settlement. This reflects a $19 million reduction in the amount of fixed non-commodity costs to be recoverable in base rates, offset by a $9 million increase in annual base rates. The Company estimates that the combination of in-hand supplier refunds and further reductions in upstream pipeline costs will be sufficient to fund the $19 million annual reduction in non-commodity cost recovery.

          If the non-commodity cost reductions exceed $57 million ($19 million annually) during the settlement period, the excess, up to $40 million will be credited to a Contingency Reserve Account (CRA) to be utilized for ratepayer benefit in the rate year ending
October 31, 2000 or beyond. To the extent the actual non-commodity cost reductions exceed $57 million by more than $40 million, the Company may retain any excess subject to a return on equity sharing provision. In the event the non-commodity reductions fall short of the $57 million estimate, the Company will bear the risk of any shortfall. In the event that the termination or restructuring of IPP contracts results in margin or peak shaving losses, the margin losses would be collected currently subject to 80%/20% (ratepayer/shareholder sharing) and the peak shaving losses will be deferred to the CRA, subject to limits specified in the settlement.

          In return for taking on this risk, the Company has achieved a portion of the revised rate structure that had been proposed to reduce its throughput risk. The Company obtained a return on equity cap of 13.5% with 50/50 sharing between ratepayers and shareholders in excess of the cap. The Company also has an opportunity to earn up to $2.25 million annually if its gas commodity costs are lower than a market based target without being subject to the ROE cap. The Company has an equal $2.25 million risk if gas commodity costs exceed the target. An additional major benefit of the revised rate design is that the margin made on each additional new customer will significantly increase to the extent additional throughput does not require additional upstream pipeline capacity for service. This, along with the approval of the Company's Progress Fund, which allows the Company to use utility revenues in an amount not to exceed $11 million in total for the purpose of providing financing for large customers to convert or increase their gas use, will provide new opportunities for growth.

          With respect to the Company's site investigation and restoration costs (see Item 8. Financial Statements and
Supplementary Data - Note 9. Commitments and Contingencies -
"Environmental Contingencies"), the settlement provides for 100% recovery of these costs.

          In March 1996, in a generic rate proceeding, the PSC ordered all New York utilities to refile their tariffs to implement a service unbundling by May 1996 (March 1996 Order). The Company refiled its tariff on April 29, 1996, which became effective on a temporary basis on June 1, 1996. Under the approved tariff, all of the Company's gas customers, including residential and commercial customers, have the opportunity to buy natural gas from other sources with the Company providing delivery service for a separate fee. These changes have not had a material impact on the Company's margins since the margin is derived from the delivery service and not from the commodity sale. The margin for delivery for residential and commercial aggregation services equals the margin on the traditional sales service classes.

          In addition to the tariff filing to implement service unbundling, the Company and other utilities filed a petition for rehearing of certain of the determinations made in the PSC's March 1996 Order. These determinations included the PSC's requirement that customers converting to a transportation customer are responsible for pipeline capacity held by the utility on their behalf for only a three-year period. In addition, the March 1996 Order states that the utility is obligated to provide back-up service to a converting customer or provide service to a new customer even if the utility does not currently have sufficient pipeline capacity needed to service that customer. On September 13, 1996 the PSC issued its order on rehearing. The September 1996 Order did little to clarify how the costs of such capacity would be recovered by the utility after the three-year period or the "test" the PSC would use to determine whether the utility has adequately demonstrated its efforts to relieve itself of "excess" or stranded capacity.

          NRC SEEKS TO CONFIRM ADEQUACY OF NUCLEAR DESIGN BASIS DOCUMENTATION. In October 1996, the NRC required companies with nuclear plants to provide the NRC with added confidence and assurance that their plants are operated and maintained within the design basis, and any deviations are reconciled in a timely manner. Such information, which was filed within the required 120 days, will be used by the NRC to verify that companies are in compliance with the terms and conditions of their license(s) and NRC regulations. In addition, it will allow the NRC to determine if other inspection activities or enforcement actions should be taken on a particular company.

          In the letter transmitting the requested information to the NRC, the Company concluded that it has reasonable assurance that
(i) design basis requirements are being translated into operating, maintenance, and testing procedures; and (ii) system, structure and component configuration and performance are consistent with the design basis. Also, the Company has an effective administrative tool for the identification, documentation, notification, evaluation, correction, and reporting of conditions, events, activities, and concerns that have the potential for adversely affecting the safe and reliable operation of Unit 1 and Unit 2.

          In February 1997, the Company met with the NRC staff to discuss alleged violations of regulations at Unit 1 and Unit 2. No decisions on the alleged violations have been made to date.

          The Company believes that NRC safety enforcement is becoming more stringent as indicated by the NRC's request for information and its recent meeting with the Company and that there may be a direct cost impact on companies with nuclear plants as a result.
The Company is unable to predict how such a changed operating environment may affect its results of operations or financial condition.

          Owners of older General Electric Company boiling water reactors, including the Company, have experienced cracking near welds in the plants' core shrouds. In response to industry findings, the Company installed modifications in the Unit 1 core shroud during a 1995 refueling and maintenance outage.

          Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in areas not directly reinforced by the 1995 repairs, which may require additional core shroud modifications. Preliminary analysis indicates the Company may be able to restart the reactor from the current refueling and maintenance outage without a significant extension of the outage duration. Additional modifications, if required, would be installed during a mid-cycle outage or as part of Unit 1's next refueling and maintenance outage (February 1999). If modifications are required before the restart of Unit 1 from the current refueling and maintenance outage, a 2-3 month extension of the outage would be anticipated. The Company's action plan on this issue requires consent from the NRC.

OTHER COMPANY EFFORTS TO ADDRESS COMPETITIVE CHALLENGES

          TAX INITIATIVES. The Company is working with utility, customer and state representatives to explain the negative impact that all utility taxes, including the GRT, are having on rates and the state of the economy. Governor Pataki and other state officials have identified reductions in the GRT as an element in improving the business climate in New York. At the same time, the Company is contesting the high real estate taxes it is assessed by many taxing authorities, particularly those imposed upon generating facilities.

          As noted above, the Company has reduced its work force over the past four years, resulting in a decrease in the amount of payroll taxes incurred over that period. Meanwhile, the reduction in revenues experienced by the Company resulting from reduced sales and a phase out of the GRT surcharge, has caused the amount of GRT paid by the Company to be reduced.

          The following table sets forth a summary of the components of other taxes (exclusive of income taxes) incurred by the Company in the years 1994 through 1996:

                                    In millions of dollars
                                    1996       1995    1994
------------------------------------------------------------
Property tax expense               $249.4     $264.8  $262.6
Sales tax                            14.1       13.9    14.2
Payroll tax                          36.4       37.3    42.5
Gross Receipts Tax                  184.1      190.2   198.1
Other taxes                           0.5        5.2     4.3
------------------------------------------------------------
Total Tax Expense                   484.5      511.4   521.7
Charged to construction,
 subsidiaries and regulatory
 recognition                         (8.7)       6.1   (24.8)
------------------------------------------------------------
Total Other Taxes                  $475.8     $517.5  $496.9
============================================================



          CUSTOMER DISCOUNTS. In recent years, industrial customers have found alternative suppliers or are generating their own power. In other cases a weakened economy or attractive energy prices elsewhere have contributed to customer decisions to relocate or close.

          In addressing the threat of further loss of industrial load, the PSC established guidelines to govern flexible electric rates offered by utilities to retain qualified industrial customers.
Under these guidelines, the Company filed for a new service tariff in August 1994 (SC-11), under which all new contract rates are administered based on demonstrated industrial and commercial competitive pricing alternatives including, but not limited to, on-site generation, fuel switching, facility relocation and partial plant production shifting. Contracts are for terms not to exceed seven years without PSC approval. In addition, the Company has economic development programs which provide tariff based incentives to retain and grow load.

          As of January 1997, the Company has 114 executed contracts under its flexible tariff offerings. These contracts have been signed to mitigate the lost margin impacts associated with customers executing the competitive alternatives mentioned above.
In addition, many of these contracts include an increase in production levels and/or attract new customers to the Company's service territory.

          In 1996, the total amount of customer discounts (economic development programs and flexible pricing) was $75.5 million. Of this amount, the Company recovered approximately $56.7 million in rates, which included an additional amount of $10.1 million that the PSC allowed the Company to recover in 1996 as a result of a petition that it had filed. Pending implementation of PowerChoice, the Company budgeted its discounts to increase to approximately $100 million in 1997 as some discounts granted in 1996 are in effect for an entire year and further discounts are granted. The Company is aggressively using SC-11 to increase sales to existing customers and to attract new customers to its service territory. With the reduction in industrial prices proposed in PowerChoice, the level of discounts may decline thereafter.

          GENERATING ASSET MANAGEMENT STUDIES. The Company continues to study the economics of continued operation of its fossil-fueled generating plants, given current forecasts of excess capacity.
Substantial IPP supply sources, compliance requirements of the Clean Air Act and low wholesale market prices are key considerations in evaluating the Company's internal generation needs. Due to projected excess capacity and Clean Air Act requirements, a total of 340 MWs of aging coal fired capacity is expected to be retired by the end of 1999 and 850 MWs of oil fired capacity was placed in long-term cold standby in 1994. In one instance, the Company has considered the value of relocating a unit to a region where demand is greater. These decisions are reevaluated as facts and circumstances change. These actions permit the reduction of operating costs and capital expenditures for retired and standby plants.

          These asset management studies have enabled the Company to make significant reductions in capital spending, and with increased output and lower operating costs, to improve the cost-efficiency of the units which is important as the Company continues to examine its competitive situation and future strategic direction. As discussed in Item 8. Financial Statements and Supplementary Data -
Note 2. Rate and Regulatory Issues and Contingencies - the Company has determined that there is no impairment of its non-nuclear generating assets.

REGULATORY AGREEMENTS/PROPOSALS

          1995 RATE ORDER.  (See Item 8. Financial Statements and
Supplementary Data - Note 2. Rate and Regulatory Issues and
Contingencies.)

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

          The 1991 Financial Recovery Agreement implemented NERAM and MERIT. (See Item 8. Financial Statements and Supplementary Data -
Note 1. Summary of Significant Accounting Policies).

          NERAM required the Company to reconcile actual results to the forecasted electric public sales gross margin used in establishing rates. NERAM was discontinued in 1995.

          The MERIT program is an incentive mechanism. Overall goal targets and criteria for the 1993-1995 MERIT periods were results-oriented and intended to measure improvement in key performance areas. The total possible awards are $34 million and $41 million for 1994 and 1995, respectively. The Company has recognized approximately $20.8 million and $16.9 million of MERIT revenues in 1994 and 1995, respectively. The Company believes that it has earned approximately $18 million with respect to the 1995 MERIT award. However, it has only recorded $10.8 million of this amount in 1995, since that amount represented the objectively determinable portion of the anticipated award. Due to the uncertainty surrounding PowerChoice, the Company decided not to record additional revenues related to the remaining 1995 MERIT award in the amount of $7 million.

RESULTS OF OPERATIONS

          Earnings for 1996 were $72.1 million, or 50 cents per share, as compared to $208.4 million, or $1.44 per share, in 1995, and $143.3 million, or $1.00 per share, in 1994. Earnings for 1996 include the discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business.
The Company reached this conclusion because the recently announced agreement-in-principle to terminate or restructure power contracts with certain IPPs makes probable the implementation of PowerChoice in which the Company has proposed to have its non-nuclear generation sell power at competitive prices in the wholesale market. The discontinuance results in the write-off of $103.6 million of regulatory assets associated with the fossil and hydro business which is included in the income statement as an extraordinary loss after tax of $67.4 million, or 47 cents per share. Earnings before the extraordinary loss were $139.5 million or 97 cents per share. Excluding the extraordinary loss, earnings for 1996 were lower because of an increase in bad debt expense of $96.4 million or 43 cents per share (see - "Financial Position, Liquidity and Capital Resources - Liquidity and Capital
Resources"). This was partially offset by a $15.0 million gain on the sale of a 50% interest in CNP that contributed 10 cents per share to 1996 earnings. In addition, 1995 earnings included the recording of a one-time, non-cash adjustment of prior years' DSM incentive revenues, revenues earned under the Unit 1 operating incentive sharing mechanism and a gain on the sale of HYDRA-CO that collectively increased 1995 earnings by 17 cents per share. The Company's request for a temporary rate increase in 1996 was denied by the PSC.

          Earnings for 1995 were hurt by lower sales quantities of electricity and natural gas, as compared with amounts used to establish 1995 prices. Sales were primarily affected by the continuing weak economic conditions in upstate New York, loss of
industrial customers' load to NYPA and discounts granted.   These
factors similarly impacted 1996 results. In January 1995 NERAM was discontinued.

          Earnings for 1994 included $101.2 million, or 46 cents per share, of electric margin recorded under NERAM, but were adversely affected by the charge to earnings of approximately $197 million
(89 cents per share) for nearly all of the cost of the VERP. The VERP was initiated in 1994 to bring the Company's staff levels and work practices into line with peer utilities and to create a more competitive cost structure. From January 1, 1993 to December 31, 1994, the Company reduced its employment by approximately 3,100, or 27%.

          The Company's 1996 earned ROE was 2.8% (5.4% before extraordinary loss), compared to 8.4% in 1995 and 5.8% (10.7% without the VERP charge) in 1994. The Company's return on common equity authorized in the rate setting process is 11.0% for the electric business and 11.4% for the gas business. Besides the extraordinary loss, factors contributing to earnings below authorized levels in 1996 included, among other things, significantly higher bad debt expense and sales below those forecasted in determining rates.

          The following discussion and analysis highlights items that significantly affected operations during the three-year period ended December 31, 1996. This discussion and analysis may not be indicative of future operations or earnings, particularly in view of the probable termination or restructuring of IPP contracts and implementation of PowerChoice. It also should be read in conjunction with the Notes to Item 8. Financial Statements and Supplementary Data and other financial and statistical information appearing elsewhere in this report.

          ELECTRIC REVENUES decreased by $26.6 million, or 0.8% in 1996, and decreased by $193.4 million, or 5.5%, in 1995.

          As shown in the following table, electric revenues decreased in 1996, primarily due to a decrease in miscellaneous electric revenues. Miscellaneous electric revenues were lower in 1996 primarily because 1995 electric revenues included the recording of $71.5 million of unbilled, non-cash revenues in accordance with the 1995 rate order, $13.0 million of revenues earned under MERIT and a one-time, non-cash adjustment of prior year's DSM incentive revenues and a reduction in the DSM rebate cost program. However, higher electric sales due to colder weather, an increase in sales to other electric systems, an increase in FAC revenues and higher electric rates (effective April 26, 1995) partly offset those factors that contributed to lower electric revenues. FAC revenues increased $28.3 million, which primarily reflects the Company's increased payments to the IPPs recovered through the FAC.

          Electric operating revenues decreased $193.4 million, or 5.5%, in 1995 primarily due to the elimination of NERAM after 1994, and the decrease in sales to other electric systems and in sales to ultimate consumers. In addition, FAC revenues decreased $86.4 million, in part due to a decrease in fuel and purchased power costs that are recoverable through the FAC as compared to 1994.
Despite a decrease in fuel costs, the Company absorbed a loss of approximately $11.8 million in 1995 through the FAC sharing mechanism, since its actual costs in 1995 were higher than the amounts forecasted in rates. The amount forecasted in rates in 1995 reflected a lower fuel cost than 1994. In 1994, the Company retained a maximum benefit of $15 million, since its actual costs were lower than the amounts forecasted in rates. The decrease in FAC revenues also reflects a higher amount of transmission revenues ($21.6 million) realized in 1995 that were passed on to customers.
These decreases were partially offset by higher electric rates that took effect April 26, 1995, and by the recording of $71.5 million unbilled, non-cash revenues in 1995 in accordance with the 1995 rate order. The increase in DSM revenues relates to a one-time, non-cash adjustment of prior years' DSM incentives, partially offset by a reduction in the cost of DSM rebates.

                              INCREASE (DECREASE) FROM PRIOR YEAR
                                    (In millions of dollars)

ELECTRIC REVENUES                1996     1995   TOTAL
-------------------------------------------------------
Amortization of unbilled
   revenues                    $(77.1) $  71.5   $ (5.6)
Increase in base rates           65.3     68.2    133.5
Fuel adjustment clause
   revenues                      28.3    (86.4)   (58.1)
Changes in volume and mix
   of sales to ultimate
   consumers                    (28.1)   (70.0)   (98.1)
Sales to other electric
   systems                       24.5    (71.3)   (46.8)
MERIT revenue                   (13.0)    (5.6)   (18.6)
DSM revenue                     (26.5)     1.4    (25.1)
NERAM revenues                    -     (101.2)  (101.2)
                               -------- -------- --------
                              $ (26.6) $(193.4) $(220.0)
                               ======== ======== ========




          Changes in FAC revenues are generally margin-neutral (subject to an incentive mechanism discussed in Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies), while sales to other utilities, because of regulatory sharing mechanisms and relatively low prices, generally result in low margin contributions to the Company. Thus, fluctuations in these revenue components do not generally have a significant impact on net operating income. Electric revenues reflect the billing of a separate factor for DSM programs, which provide for the recovery of program related rebate costs.

          ELECTRIC KILOWATT-HOUR SALES were 39.1 billion in 1996, 37.7 billion in 1995 and 41.6 billion in 1994. (See Item 8. Financial Statements and Supplementary Data - "Electric and Gas Statistics - Electric Statistics"). The 1996 increase of 1.4 billion Kwh, or
3.8% as compared to 1995, reflects a 26.2% increase in sales to other electric systems and a 1.2% increase in sales to ultimate customers due to the colder weather. Sales to other electric systems was higher due to increased demand for electricity in the northeast. The 1995 decrease of 3.9 billion Kwh, or 9.4% as compared to 1994, reflects a 42.1% decrease in sales to other electric systems and a 2.3% decrease in sales to ultimate consumers. The decline reflects reduced demand due to the continued stagnant economy, loss of several large industrial customers due primarily to relocations and closings, as well as a 1994 PSC Order that allowed Sithe Independent Power Partners, Inc.
to sell a portion of its electricity to Alcan Rolled Products, loss of sales to NYPA, and more competitive pricing caused by excess supply. Excluding the effects of the weather, the Company anticipates 1997 sales to ultimate customers to decline slightly, before picking up in 1998.

          Details of the changes in electric revenues and Kwh sales by customer group are highlighted in the table below:

                              % INCREASE (DECREASE) FROM PRIOR YEARS
                  1996 % OF   --------------------------------------
                  ELECTRIC             1996                1995
CLASS OF SERVICE  REVENUES    REVENUES    SALES    REVENUES    SALES
--------------------------------------------------------------------
Residential         37.8%       3.1%       0.5%     (0.9)%     (2.5)%
Commercial          37.4         -        (0.4)     (2.4)      (1.1)
Industrial          15.9        0.2        1.2      (8.8)      (4.3)
Industrial-Special   1.8        3.9        6.7      14.3       (1.6)
Municipal service    1.6        5.8        7.4      (1.1)       0.9
--------------------------------------------------------------------
Total to ultimate
   consumers        94.5        1.4        1.2      (2.7)      (2.3)
Other electric
   systems           3.4       27.5       26.2     (43.6)     (42.1)
Miscellaneous        2.1      (57.8)     (17.7)    (23.6)      (2.1)
--------------------------------------------------------------------
   TOTAL           100.0%      (0.8)%      3.8%     (5.5)%     (9.4)%



          As indicated in the table below, internal generation increased in 1996, principally in nuclear and hydro. In 1996, Unit 2 was out of service for a 35 day planned refueling and maintenance outage while in 1995, both units were taken out of service for approximately two months each for planned refueling and maintenance outages. The amount of electricity delivered to the Company by the IPPs decreased by approximately 226 GwHrs or 1.6%, but total IPP costs increased by approximately $108.6 million or 11.1%, as discussed below. (For a discussion of an event that is expected to change the cost and amount of energy delivered by IPPs, see
"Announced Agreement-in-Principle to Terminate or Restructure 44
IPP Contracts").

                                1996                  1995                  1994
                        ------------------      -------------------   ------------------
(In millions of dollars)

Fuel for electric
 generation:              GwHrs.    Cost        GwHrs.       Cost     GwHrs.      Cost
                        --------  -------       ------      -------   ------     --------
Coal                      7,095    $100.6        6,841     $   97.9    6,783     $  107.3
Oil                         462      21.1          537         21.3    1,245         40.9
Natural gas                 319       9.2          996         20.2      700         16.1
Nuclear                   8,243      47.7        7,272         43.3    8,327         49.5
Hydro                     3,679       -          2,971          -      3,485           -
                        -------   -------       ------      -------   ------     --------
                         19,798     178.6       18,617        182.7   20,540        213.8
                        -------   -------       ------      -------   ------     --------

Electricity
 purchased:

IPP's:

  Capacity                -         212.8         -           181.2     -            84.6
  Energy and taxes      13,797      875.7       14,023        798.7   14,794        875.5
                        ------    -------       ------      -------   ------      -------
Total IPP purchases     13,797    1,088.5       14,023        979.9   14,794        960.1
Other                    9,569      130.6        9,463        126.5   10,382        140.3
                        ------    -------       ------      -------   ------      -------
                        23,366    1,219.1       23,486      1,106.4   25,176      1,100.4
                        ------    -------       ------      -------   ------      -------


Total generated
 and purchased          43,164    1,397.7       42,103      1,289.1   45,716      1,314.2
Fuel adjustment
 clause                    -        (33.3)         -           14.8      -           12.7
Losses/Company use       4,037        -          4,419          -      4,117          -
                        ------    -------       ------     --------   ------     --------
                        39,127   $1,364.4       37,684     $1,303.9   41,599     $1,326.9
                        ======    =======       ======     ========   ======     ========

                                      % Change from Prior Year
                                -------------------------------------
                                  1996 to 1995           1995 to 1994
                                 -------------           -------------
(In millions of dollars)

Fuel for electric
 generation:                    GwHrs.      Cost      GwHrs.      Cost
                                ------      ----      ------      ----
Coal                              3.7%     2.8%        0.9%       (8.8)%
Oil                             (14.0)    (0.9)      (56.9)      (47.9)
Natural gas                     (68.0)   (54.5)       42.3        25.5
Nuclear                          13.4     10.2       (12.7)      (12.5)
Hydro                            23.8       -        (14.7)         -
                                ------   -----       -----       -----
                                  6.3     (2.2)       (9.4)      (14.5)
                                ------   -----       -----       -----

Electricity
 purchased:

IPP's:
  Capacity                         -      17.4          -        114.2
  Energy and taxes               (1.6)     9.6        (5.2)       (8.8)
                                 -----   -----       -----       -----
Total IPP purchases              (1.6)    11.1        (5.2)        2.1
Other                             1.1      3.2        (8.9)       (9.8)
                                 -----   ------      -----       -----
                                 (0.5)    10.2        (6.7)        0.5
                                ------   ------      -----       -----


Total generated
 and purchased                    2.5      8.4        (7.9)       (1.9)
Fuel adjustment
 clause                            -    (325.0)         -         16.5
Losses/Company use               (8.6)      -          7.3          -
                                 ----   ------       -----       -----
                                  3.8%     4.6%       (9.4)%      (1.7)%
                                 =====  =======      =====       =====

          The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Company generation. Other costs of generation, such as taxes, other operating expenses and depreciation are included within other income statement line items.

          The Company's management of its IPP power supply generally divides the projects into three groups; hydroelectric, "must run" cogeneration and schedulable cogeneration projects. Due to high precipitation and spring run-off levels in 1996, hydroelectric IPP projects produced and delivered an increase of 635 GwHrs or 56.1% under PPAs resulting in increased payments to those IPPs of $57.5 million. In addition, a major new hydroelectric IPP came on line in November 1995, contributing to the increase in hydroelectric deliveries.

          A substantial portion of the Company's portfolio of IPP projects operate on a "must run" basis. This means that they tend to run to the maximum production levels regardless of the need or economic value of the electricity produced. Despite delivering 585 GwHrs less or 5.9%, due to higher weighted average price, payments to "must run" IPPs increased by $15.2 million. With respect to "must run" IPP cogeneration projects, a number of elements combined to reduce the aggregate deliveries from "must run" IPPs. These elements included limited term agreements negotiated by the Company and a catastrophic failure of one of the IPP plants.

          The Company has renegotiated PPAs with a number of IPP cogeneration projects in order to obtain the right to schedule the electricity deliveries of the project. The terms of these PPAs allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company is also required to make fixed payments so long as the IPP plants are available for service. (See Item 8. Financial Statements and Supplementary Data - Note 9. Commitments and Contingencies - "Long-term Contracts for the Purchase of Electric Power").

          Quantities from schedulable cogeneration IPPs decreased 276 GwHrs or 9.3%. Payments to schedulable IPPs increased $35.9 million, primarily due to increased fixed payments of approximately $31.6 million. The increase in fixed payments is caused by a new schedulable IPP whose plant came on line in May 1995 and due to escalation factors included in the PPAs. In addition, payments to schedulable IPPs reflect the increase in the cost of natural gas.

          GAS REVENUES increased by $99.9 million, or 17.2%, in 1996, and decreased by $41.4 million, or 6.6%, in 1995. As shown by the table below, gas revenues increased in 1996 primarily due to increased sales to ultimate customers due to colder weather, increased spot market sales, higher gas adjustment clause recoveries, an increase in revenues from the transportation of customer-owned gas and an increase in base rates of $3.1 million in accordance with the 1995 rate order.

          In 1995, the revenue decrease was primarily attributable to decreased sales to ultimate customers, which reflects reduced demand due to the weak economy and warmer weather, and lower gas adjustment clause recoveries. This decrease was partially offset by an increase in revenues from the transportation of customer-owned gas of approximately $9.9 million which was primarily caused by the Sithe gas-fired generating project coming on-line in the Company's service territory and an increase in base rates of $4.7 million in accordance with the 1995 rate order.

          Rates for transported gas (excluding aggregation services) yield lower margins than gas sold directly by the Company. Therefore, increases in the volume of gas transportation services have not had a proportionate impact on earnings, particularly in instances where customers that took direct service from the Company move to a transportation-only class. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                         INCREASE (DECREASE) FROM PRIOR YEAR
                               (In millions of dollars)

GAS REVENUES                  1996      1995      TOTAL
-------------------------------------------------------------
Increase in base rates      $  3.1    $  4.7     $ 7.8
Transportation of
   customer-owned gas          2.1       9.9      12.0
Purchased gas adjustment
   clause revenues            30.8     (10.7)     20.1
Spot market sales             34.0      (1.3)     32.7
Changes in volume and
   mix of sales to ultimate
   consumers                  29.9     (44.0)    (14.1)
                            ------    ------    ------
                            $ 99.9    $(41.4)   $ 58.5
                            ======    ======    ======


          GAS SALES, excluding transportation of customer-owned gas and spot market sales, were 84.9 million Dth in 1996, an 8.2% increase from 1995, and a (0.9)% decrease from 1994. (See Item 8. Financial Statements and Supplementary Data - "Electric and Gas Statistics -
Gas Statistics"). The increase in 1996 was in all ultimate consumer classes due to the colder weather. In addition, spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate customers, increased 8.7 million Dth. This was partially offset by a decrease of transportation volumes of 9.9 million Dth or 6.9% to customers purchasing gas directly from producers. The Company has experienced an increase in customers of approximately 20,000 since 1994, primarily in the residential class, an increase of 3.9%.


          Changes in gas revenues and Dth sales by customer group are detailed in the table below:



                      1996    % INCREASE (DECREASE) FROM PRIOR YEAR
                      % of    --------------------------------------
                      GAS              1996                1995
CLASS OF SERVICE    REVENUES    REVENUES   SALES   REVENUES    SALES
--------------------------------------------------------------------
Residential        61.2%        13.3%       9.4%     (7.5)%     (8.2)%
Commercial         23.8         13.0        6.4      (9.7)      (7.6)
Industrial          2.0         15.6        4.1     (21.0)     (14.1)
--------------------------------------------------------------------
Total to ultimate
   consumers       87.0         13.3        8.3      (8.5)      (8.3)
Other gas
   systems           -         (81.9)     (81.4)    (34.3)     (34.0)
Transportation of
   customer-owned
   gas              7.4          4.3       (6.9)     25.9       68.3
Spot market sales   5.4      1,099.1      507.0     (29.2)       9.6
Miscellaneous       0.2        (82.2)        -      (16.7)        -
--------------------------------------------------------------------
TOTAL             100.0%        17.2%       2.3%     (6.6)%     29.9%
====================================================================


          The total cost of gas purchased increased 34.0% in 1996 and decreased 12.5% in 1995 and 3.2% in 1994. The cost fluctuations generally correspond to sales volume changes, as spot market sales activity increased, as well as changes in gas prices. The Company sold 10.5, 1.7 and 1.6 million Dth on the spot market in 1996, 1995 and 1994, respectively. The total cost of gas increased $93.8 million in 1996. This was the result of a 9.3 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($29.6 million), a $25.6 million increase in Dth purchased for spot market sales and a 12.9% increase in the average cost per Dth purchased ($38.7 million). The purchased gas cost decrease associated with purchases for ultimate consumers in 1995 resulted from a 4.3 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($15.1 million) and a 10.8% decrease in the average cost per Dth purchased ($32.8 million).
This was partially offset by an increase of $10.1 million in purchased gas costs and certain other items recognized and recovered through the GAC. Gas purchased for spot market sales increased $25.6 million in 1996 and decreased $1.4 million and $24.4 million in 1995 and 1994, respectively. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $3.62 in 1996 from $3.17 in 1995 and was $3.44 in 1994.

          Through the electric and purchased gas adjustment clauses, costs of fuel, purchased power and gas purchased, above or below the levels allowed in approved rate schedules, are billed or credited to customers. The Company's electric FAC provides for a partial pass-through of fuel and purchased power cost fluctuations from those forecast in rate proceedings, with the Company absorbing a portion of increases or retaining a portion of decreases to a maximum of $15 million per rate year. The Company retained the maximum benefit of $15 million in 1994, but absorbed losses of approximately $11.8 million and $1.4 million in 1995 and 1996, respectively.

          OTHER OPERATION AND MAINTENANCE EXPENSE increased in 1996 by $110.3 million, or 13.5%, as compared to a decrease of $139.5 million or 14.6% in 1995. The 1996 increase was primarily as a result of an increase in bad debt expense of $96.4 million, including a $32.1 million net increase in the Company's allowance for doubtful accounts to recognize the increased risk of collection inherent in significantly higher levels of past-due customer bills (See - "Financial Position, Liquidity and Capital Resources - Liquidity and Capital Resources") and year-to-year differences in the accounting for regulatory deferrals. This was partially offset by a decrease in Unit 1 operation and maintenance costs which were higher in 1995 as a result of planned refueling and maintenance outages.


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

          OTHER ITEMS, NET increased by $30.3 million in 1996 and decreased by $13.0 million in 1995. The 1996 increase was primarily due to higher interest income ($10.9 million) as a result of an increase in temporary cash investments and the gain on the sale of a 50% interest in CNP ($15.0 million). In addition, other items, net was higher since there were customer service penalties and certain other items written off because they were disallowed in rates in 1995. The 1995 decrease was primarily due to the recognition of customer service penalties, certain other items disallowed in rates and lower subsidiary earnings, offset in part by the pre-tax gain ($21.6 million) recognized on the sale of HYDRA-CO.

          NET FEDERAL AND FOREIGN INCOME TAXES decreased by $56.9 million in 1996 primarily due to a decrease in pre-tax income and increased by $47.9 million in 1995. The 1995 increase was due to an increase in pre-tax income, which included the increase related to the sale of HYDRA-CO. Other taxes decreased by $41.6 million in 1996 and increased by $20.6 million in 1995. The 1996 decrease was primarily as a result of lower real estate taxes ($15.4 million), lower GRTs ($6.1 million) primarily due to a reduction in the GRT surcharge during 1996, lower New York State excess dividend tax accrual due to a suspension of the common stock dividend ($4.6 million) and year-to-year differences in the accounting for regulatory deferrals ($15.2 million) associated primarily with a settlement of tax issues with respect to the Company's Dunkirk facility. The 1995 increase was primarily as a result of an increase in the amortization of amounts deferred in prior years ($19.7 million) related to real estate taxes. This increase was partially offset by a reduction of approximately $7.9 million in GRTs as a result of lower revenues in 1995 as compared to 1994, and a reduction in the GRT surcharge during 1995, as well as a reduction in payroll taxes ($5.2 million) due to a decrease in the number of employees.

          NET INTEREST CHARGES remained fairly constant for the years 1994 through 1996. However, dividends on preferred stock decreased by $1.3 million in 1996 and increased by $5.9 million in 1995. Dividends on preferred stock decreased in 1996 primarily due to a decrease in the cost of variable rate issues and increased $5.9 million in 1995 primarily as a result of an increase in the cost of variable rate issues. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, changed to 7.71% and 7.09%, respectively, in 1996 from 7.77% and 7.19%, respectively, in 1995, and from 7.79% and 6.84%, respectively, in 1994.



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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

          FINANCIAL POSITION. The Company's capital structure at December 31, 1996 was 53.1% long-term debt, 7.9% preferred stock and 39.0% common equity, as compared to 54.5%, 8.0% and 37.5% respectively, at December 31, 1995. The culmination of the termination or restructuring of IPP contracts will significantly increase the leverage of the Company to nearly 65% at the time of closing. The planned rapid repayment of new debt will deleverage the Company over time. Book value of the common stock was $17.91 per share at December 31, 1996, as compared to $17.42 per share at December 31, 1995. With the issuance of equity at below book value to the IPPs as part of the agreement-in-principle, book value per share will be diluted by an amount which will depend upon the market value of the Company's common stock at the time of issuance to the IPP developers. Also, earnings per share will be diluted by the effect of the issuance to the IPP developers of 46 million shares of the Company's common stock. Market analysts have observed that the Company's low market to book ratio, 55.1% at December 31, 1996, results from a weak New York State economy and regulatory attitudes, and from uncertainty about the pace of regulatory change, which could increase competition and reduce prices, rendering the Company particularly vulnerable. In addition, market analysts have expressed concern about the uncertainty and potential negative impact of the PowerChoice proposal on the Company, as well as the possibility of bankruptcy. The Company believes the implementation of PowerChoice is in the best interests of shareholders, bondholders and customers because a substantial portion of the IPP over-market problem will have been eliminated and replaced by fixed debt obligations and it will enable the Company to deliver power through 2000 at slightly lower prices to its customers with larger decreases in prices to large commercial and industrial customers to retain and attract business to its service territory.

          The 1996 ratio of earnings to fixed charges was 1.57 times. The ratios of earnings to fixed charges for 1995 and 1994 were 2.29 times and 1.91 times, respectively. Security rating firms have imputed certain items into the Company's interest coverage calculations and capital structure, the most significant of which is the inclusion of a "leverage" factor for IPP contracts. The rating firms believe the financial structure of the IPPs (which typically have very high debt-to-equity ratios) and the character of their PPA increase the financial risk to utilities. The
Company's reported interest coverage and debt-to-equity ratios have been discounted by varying amounts for purposes of establishing credit ratings. Because of existing commitments for IPP purchases, the imputation has had a materially negative impact on the Company's financial ratings. Assuming the IPP agreement-in-principle is implemented, the imputed leveraged debt would be replaced by issued debt.

          COMMON STOCK DIVIDEND. The board of directors omitted the common stock dividend for all of 1996 and the first quarter of 1997. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales and is the primary reason for the increase in the cash balance. In making future dividend decisions, the board will evaluate, along with standard business considerations, the financial condition and contractual obligations of the Company, the progress on concluding negotiations and implementing the termination or restructuring of IPP contracts and PowerChoice, or the failure to implement such actions, the degree of competitive pressure on its prices, the level of available cash flow and retained earnings and other strategic considerations. The Company expects to dedicate a substantial portion of its positive cash flow to pay down senior subordinated debt to be issued in connection with the implementation of the agreement-in-principle.
Furthermore, the Company believes that its reported return on equity will be substantially reduced, particularly during the next few years, as non-cash amortization of the regulatory asset occasioned by the IPP agreement-in-principle is occurring and the interest costs on the IPP debt is the greatest. See "Accounting Implications of PowerChoice and Agreement-in-Principle to Terminate or Restructure IPP Contracts."

          CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS. The Company's total capital requirements consist of amounts for the Company's construction program (see Item 8. Financial Statements and Supplementary Data - Note 9. Commitments and Contingencies - "Construction Program"), compliance with the Clean Air Act and other environmental requirements (as discussed below and in Item 8. Financial Statements and Supplementary Data - Note 9.
"Environmental Contingencies"), nuclear decommissioning funding requirements (See Item 8. Financial Statements and Supplementary
Data - Note 3.  Nuclear Operations - "Nuclear Plant
Decommissioning" and "NRC Draft Policy Statement"), working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as well as requirements to complete the termination or restructuring of IPP contracts and accomplish the restructuring contemplated by the PowerChoice proposal. Annual expenditures for the years 1994 to 1996 for construction and nuclear fuel, including related AFC and overheads capitalized, were $485.4 million, $345.8 million and $352.1 million, respectively, and are expected to be approximately $306 million for 1997 and to range from $275 - $343 million for each of the subsequent four years. These estimates include construction expenditures for non-nuclear generation costs $22 to $31 million per year.

          In addition to the assumed cost of the IPP agreement-in-principle requirements, mandatory debt and preferred stock retirements and other requirements are expected to add approximately another $57 million to the 1997 estimate of capital requirements. The estimate of construction additions included in capital requirements for the period 1997 to 2001 will continue to be reviewed by management with the objective of further reducing these amounts where possible. See discussion in - "Liquidity and Capital Resources" section below, which describes how management intends to meet its financing needs for this five-year period.

          The above requirements do not include amounts required to complete the termination or restructuring of IPP contracts and accomplish the restructuring contemplated by PowerChoice. Under the agreement-in-principle, the Company will pay in cash or debt securities of the Company $3.6 billion. The Company expects to sell in the public market subordinated debentures to fund all or a portion of this requirement. The Company will also be required to replace or amend its existing $804 million senior debt facility, discussed below.

          The provisions of the Clean Air Act are expected to have an impact on the Company's fossil generation plants during the period through 2001 and beyond. The Company has complied with Phase I of the Clean Air Act, which includes reductions of NOx and SO2. Phase
I became effective on January 1, 1995 and will continue through 1999. The Company spent approximately $0.1 million and $5 million in 1996 and 1995, respectively, on projects at the fossil generation plants associated with Phase I compliance. The Company has included $6 million in its 1997 through 1999 construction forecast for Phase II compliance which will become effective
January 1, 2000. The Company anticipates that additional expenditures of approximately $74 million may be incurred for Phase III beyond 2000. These estimates are dependent upon finalization of rulemakings that implement the Clean Air Act, the results of which could increase or lower expenditures. The asset management studies, described above, consider spending estimates for Clean Air Act compliance.

          LIQUIDITY AND CAPITAL RESOURCES. On May 22, 1996, S&P lowered its ratings on the Company's senior secured debt to BB- from BB;
senior unsecured debt to B from B+; its preferred stock to B- from B; and commercial paper to not rated from B. The present ratings remain below investment grade and remain on "CreditWatch" with negative implications. S&P stated that the downgrade resulted from the inability of the financially weak Company and the IPPs to make substantive progress in their renegotiation of IPP contracts. In addition, S&P stated that the lack of progress after several months of negotiations between the Company and the IPPs increases the uncertainty that a settlement can be achieved.

          On March 10, 1997, S&P stated that its present ratings of the Company remain on CreditWatch, however, the implications have been revised to positive. S&P stated that the CreditWatch revision was made following the Company's announcement that it has reached an agreement-in-principle to terminate or restructure 44 of the Company's most significant IPP contracts. (See "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP
Contracts"). S&P stated that it did not expect the Company's senior secured debt ratings to achieve an investment-grade rating for several years. However, S&P noted that there is a stronger possibility that the Company will achieve investment-grade ratings if New York State passes the securitization legislation. S&P further noted that the revised implications reflects the significantly reduced chance of bankruptcy that might have resulted from unsuccessful negotiations with IPPs, and the prospect of improved cash flow coverages.

          On April 25, 1996, Moody's lowered its ratings on the Company's senior secured debt, to Ba3 from Ba1; senior unsecured debt to B2 from Ba2; and its preferred stock to b3 from ba3. Moody's "Not Prime" rating for the Company's commercial paper remains unchanged. The present ratings remain below investment grade. Moody's stated that it downgraded the long-term credit ratings of the Company, based on the limited progress made in achieving the goals identified in the Company's PowerChoice proposal, among other financial concerns, which may ultimately lead to a voluntary bankruptcy filing. In addition, Moody's stated that due to the level of uncertainty and potential volatility of the situation, its rating outlook on the Company remained negative.

          On March 10, 1997, Moody's revised its outlook of the Company to reflect the stabilizing effect of the announced agreement-in-principle to terminate or restructure 44 of the Company's most significant IPP contracts. Moody's stated that there is still a substantial amount of negotiating to be done, but the specter of a voluntary bankruptcy filing has been lessened. In addition, Moody's stated that it views the announcement as a positive step to stabilize the Company's cash flow with favorable implications to the Company's first mortgage bonds and secured pollution control bonds.

          On August 2, 1996, Fitch placed the Company's first mortgage bonds and secured pollution control bonds (rated BB) and preferred stock (rated B+) on FitchAlert status with evolving implications, following the Company's announced proposal to terminate or restructure 44 IPP contracts in exchange for a combination of cash and securities from a newly restructured Company. (See "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP
Contracts"). Previously, the credit trend was declining. However, FitchAlert status means that a change in ratings is likely and the evolving status may be either raised or lowered depending on the outcome of the IPP agreement-in-principle. The present ratings are below investment grade.

          On March 10, 1997, Fitch revised its ratings to FitchAlert positive. This action reflects the Company's announced agreement-in-principle to terminate or restructure 44 above-market power contracts with 19 IPPs. Fitch stated that a change in ratings is likely and the improving status indicates that ratings may be raised or affirmed depending on the outcome of events within the next 6 to 12 months. Fitch stated that the successful negotiation of these contracts paves the way for the approval of a rate plan by the PSC, which could stabilize the Company's financial condition and allow it to implement a competitive retail access plan while eliminating a major risk of insolvency.

          A summary of the Company's securities ratings at December 31, 1996, was:

----------------------------------------------------------------
                   SECURED   PREFERRED   COMMERCIAL  UNSECURED
                     DEBT      STOCK       PAPER       DEBT
----------------------------------------------------------------
Standard & Poor's
Corporation           BB-         B-      Not Rated     B

Moody's Investors
Service               Ba3         b3      Not Prime     B2

Fitch Investors
Service               BB          B+        Not         Not
                                         applicable   applicable
----------------------------------------------------------------



          Although no assurance can be provided, the Company believes that the termination or restructuring of the IPP contracts and implementation of PowerChoice will result in credit statistics that will support improved credit ratings for senior secured debt (First Mortgage Bonds), although not likely investment grade at the outset. There is risk throughout the electric industry that credit ratings could decline if the issue of stranded cost recovery is not satisfactorily solved. In the event PowerChoice is not adopted, and comparable solutions are not available, the Company will undertake any other actions necessary to act in the best interests of stockholders and other constituencies.

          Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. The Company is experiencing a significant deterioration in its collections as compared to prior years' experience and is taking steps to improve collection, as discussed below. The Company believes it has sufficient borrowing capacity to fund such deficits as necessary in the near term. However, the Company's borrowing capacity to fund such deficits may be affected by the factors discussed below relating to the Company's external financial plans.


          As previously disclosed by the Company, there was a significant increase in past-due accounts receivable since 1995.
A number of factors have contributed to the increase, including rising prices (particularly to residential customers). Rising prices have been driven by increased payments to IPPs and high taxes and have been passed on in customers' bills. The stagnant economy in the Company's service territory since the early 1990's has adversely affected collection of past-due accounts. Also, laws, regulations and regulatory policies impose more stringent collection limitations on the Company than those imposed on business in general; for example, the Company cannot terminate service during the winter heating season. The Company's collection efforts were also affected by employee turnover with the relocation to the new Collection Center in Buffalo, New York and the VERP in 1994. The Company is developing and implementing a variety of strategies to improve its collection experience and reduce its bad debt expense. While a number of strategies can and will be implemented by the Company unilaterally, other strategies will require the support of the PSC regarding interpretation or alteration of the PSC's rules and regulations, and still others may require legislative action. The Company has initiated discussions with the staff of the PSC to explore changes in practices that require the PSC's support, and is formulating strategies to address legislative impediments.

          The information gathered in developing these strategies enabled management to update its risk assessment of the accounts receivable portfolio. Based on this assessment, management determined that the level of risk associated primarily with the older accounts had increased and the historical loss experience no longer applied. Accordingly, the Company determined that a significant portion of the past-due accounts receivable (principally of residential customers) might be uncollectible, and has written-off a substantial number of these accounts as well as increased its allowance for doubtful accounts by $32.1 million (14 cents per share) to $52.1 million as of December 31, 1996. In 1996 and 1995, the Company had charged $127.6 million and $31.3 million, respectively to bad debt expense. The allowance for doubtful accounts is based on assumptions and judgments as to the effectiveness of collection efforts. However, future results with respect to collecting the past-due receivables may prove to be different from those anticipated. The Company expects that future bad debt expense will be lower than that experienced in 1996, but remain higher than in prior years. Such a result is necessarily dependent upon the following factors, including, among other things, the effectiveness of the strategies discussed above, the support of regulators and legislators to allow utilities to move towards commercial collection practices and improvement in the condition of the economy in the Company's service territory. The Company has been pursuing PowerChoice to address high prices that are the result of traditional price regulation, but the introduction of competition requires that policies and practices that were central to traditional regulation, including those involving collections, be changed so as not to jeopardize the benefits of competition.

          External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, conclusion of the termination or restructuring of IPP contracts and implementation of the Company's PowerChoice proposal. The ultimate level of financing during the period 1997 through 2000 will be affected by, among other things:
the timing and outcome of the IPP termination and restructure agreement-in-principle and the implementation of PowerChoice proposal (or a similar proposal), levels of common dividend payments, if any, and preferred dividend payments; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the extent to which the Company reduces non-essential programs and manages its cash flow during this period. The Company could also be affected by the outcome of the NRC's consideration of new rules for adequate financial assurance of nuclear decommissioning obligations. (See Item 8. Financial Statements and Supplementary Data - Note 3. Nuclear Operations - "NRC Draft Policy Statement"). In the longer term, in the absence of PowerChoice or some reasonably equivalent solution, financing will depend on the amount, if any, of rate relief that may be granted. Without adequate relief, or any substantial relief from its existing cost structure as described herein, the Company's financial condition will continue to deteriorate.

          During March 1996, the Company completed an $804 million senior debt facility with a bank group for the purposes of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1997 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA. The interest rate applicable to the senior debt facility is variable based on certain rate options available under the agreement and currently approximates 7.4% (but capped at 15%). As of December 31, 1996, the amount outstanding under the senior debt facility was $542 million, consisting of $105 million under the term loan facility, a $424 million letter of credit and a $13 million letter of credit under the revolving credit facility, leaving the Company with $262 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice proposal or any other significant restructuring plan).

          This facility is collateralized by first mortgage bonds which were issued on the basis of additional property under the earnings test required under the mortgage trust indenture. As of December
31, 1996, the Company could issue an additional $1,356 million aggregate principal amount of first mortgage bonds under the Company's mortgage trust indenture. This amount is based upon retired bonds without regard to an interest coverage test. As a result of the recording of the extraordinary item in December 1996, the Company is presently precluded from issuing first mortgage bonds based on additional property and the earnings test.

          The Company also has $200 million of Preference Stock authorized for sale. Current market conditions preclude the Company from issuing preferred or preference stock due to the downgrading of the Company's security ratings. The Company's charter also limits the amount of unsecured indebtedness that may be incurred by the Company to 10% of consolidated capitalization plus $50 million. At December 31, 1996, this charter restriction is approximately $702 million and the Company's unsecured debt outstanding is $20 million.

          NET CASH PROVIDED BY OPERATING ACTIVITIES increased slightly in 1996 due to an increase in working capital items, despite a decrease in net income in the amount of $137.6 million.

          NET CASH USED IN INVESTING ACTIVITIES increased $54.6 million in 1996 since 1995 included the net cash generated from the sale of HYDRA-CO ($161.1 million). This increase was partially offset by the net cash generated from the sale of CNP (approximately $15 million) and a decrease in other cash investments in the amount of $115.3 million.

          NET CASH USED IN FINANCING ACTIVITIES decreased $167.0 million, since the Company paid-off and converted its short-term debt to long-term debt in 1995, and did not rely on any short-term debt in 1996. In addition, the Company eliminated its common stock dividend in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.        FINANCIAL STATEMENTS

          Report of Management
          Report of Independent Accountants
          Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1996.
          Consolidated Balance Sheets at December 31, 1996 and 1995. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.
          Notes to Consolidated Financial Statements.
          Financial Statement Schedules -
          The following Financial Statement Schedule is submitted as part of Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Report. (All other Financial Statement Schedules are omitted because they are not applicable, or the required information appears in the Financial Statements or the Notes thereto).
          Schedule II - Valuation and Qualifying Accounts and Reserves

REPORT OF MANAGEMENT

          The consolidated financial statements of the Company and its subsidiaries were prepared by and are the responsibility of management. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

          To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls, which is designed to provide reasonable assurance, on a cost effective basis, as to the integrity, objectivity and reliability of the financial records and protection of assets. This system includes communication through written policies and procedures, an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program. In addition, the Company has a Corporate Policy Register and a Code of Business Conduct (Code) that supply employees with a framework describing and defining the Company's overall approach to business and requires all employees to maintain the highest level of ethical standards as well as requiring all management employees to formally affirm their compliance with the Code.

          The financial statements have been audited by Price Waterhouse LLP, the Company's independent accountants, in accordance with generally accepted auditing standards. In planning and performing its audit, Price Waterhouse considered the Company's internal control structure in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structure. The independent accountants' audit does not limit in any way management's responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of the Board of Directors, consisting of six outside directors who are not employees, meets regularly with management, internal auditors and Price Waterhouse to review and discuss internal accounting controls, audit examinations and financial reporting matters.
Price Waterhouse and the Company's internal auditors have free access to meet individually with the Audit Committee at any time, without management being present.

/s/ William E. Davis

William E. Davis
Chairman of the Board and
Chief Executive Officer
Niagara Mohawk Power Corporation

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Niagara Mohawk Power Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company believes that it continues to meet the requirements for application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71) for its nuclear generation, electric transmission and distribution and gas businesses. In the event that the Company is unable to complete the termination or restructuring of unregulated generator contracts and implement PowerChoice, this conclusion could change in 1997 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations.

As discussed in Note 2, the Company discontinued application of SFAS No. 71 for its non-nuclear generation business in 1996.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Syracuse, New York                         March 13, 1997


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   In thousands of dollars
 For the year ended
    December 31,               1996          1995          1994
----------------------------------------------------------------
Operating revenues:
Electric                    $3,308,979    $3,335,548  $3,528,987

Gas                            681,674       581,790     623,191
----------------------------------------------------------------
                             3,990,653     3,917,338   4,152,178
----------------------------------------------------------------
Operating expenses:

Fuel for electric
generation                     181,486       165,929     219,849

Electricity purchased        1,182,892     1,137,937   1,107,133

Gas purchased                  370,040       276,232     315,714

Other operation and
maintenance expenses           928,224       817,897     957,377

Employee reduction program        -             -        196,625

Depreciation and
amortization (Note 1)          329,827       317,831     308,351

Federal and foreign income
taxes (Note 7)                 105,583       156,008     117,834

Other taxes                    475,846       517,478     496,922
----------------------------------------------------------------
                             3,573,898     3,389,312   3,719,805
----------------------------------------------------------------
Operating income               416,755       528,026     432,373
----------------------------------------------------------------

Other income and deductions:

Allowance for other funds
used during construction
(Note 1)                         3,665         1,063       2,159

Federal and foreign income
taxes (Note 7)                   3,089        (3,385)      6,365

Other items (net)               32,278         2,006      15,045
----------------------------------------------------------------
                                39,032          (316)     23,569
----------------------------------------------------------------
Income before interest
charges                        455,787       527,710     455,942
----------------------------------------------------------------
Interest charges:

Interest on long-term debt     272,706       267,019     264,891

Other interest                   9,017        20,642      20,987

Allowance for borrowed funds
used during construction        (3,690)       (7,987)     (6,920)
----------------------------------------------------------------
                               278,033       279,674     278,958
----------------------------------------------------------------
Income before
extraordinary item             177,754       248,036     176,984

Extraordinary item for the
discontinuance of regulatory
accounting principles, net
of income taxes of $36,273
(Note 2)                       (67,364)         -           -
----------------------------------------------------------------
Net Income                     110,390       248,036     176,984
Dividends on preferred stock    38,281        39,596      33,673
----------------------------------------------------------------
Balance available for
common stock                    72,109       208,440     143,311

Dividends on common stock         -          161,650     156,060
----------------------------------------------------------------
                                72,109        46,790     (12,749)
Retained earnings at
beginning of year              585,373       538,583     551,332
----------------------------------------------------------------
Retained earnings at
end of year                 $  657,482    $  585,373  $  538,583
================================================================

Average number of shares
of common stock outstanding
(in thousands)                 144,350       144,329     143,261

Balance available per
average share of common stock
before extraordinary item        $0.97         $1.44       $1.00

Extraordinary item              ($0.47)        $ -         $ -
----------------------------------------------------------------
Balance available per
average share of common
stock                            $0.50         $1.44       $1.00

Dividends paid per share           -           $1.12       $1.09
----------------------------------------------------------------

() Denotes deduction

The accompanying notes are an integral part of these financial statements.

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1996             1995
---------------------------------------------------------
ASSETS

Utility plant (Note 1):
Electric plant               $ 8,611,419      $ 8,543,429
Nuclear fuel                     573,041          517,681
Gas plant                      1,082,298        1,017,062
Common plant                     292,591          281,525
Construction work in progress    279,992          289,604
---------------------------------------------------------
   Total utility plant        10,839,341       10,649,301

Less:  Accumulated
depreciation and
amortization                   3,881,726        3,641,448
---------------------------------------------------------
   Net utility plant           6,957,615        7,007,853
---------------------------------------------------------
Other property and
investments                      257,145          218,417
---------------------------------------------------------
Current assets:

Cash, including temporary
cash investments of $223,829
and $114,415, respectively       325,398          153,475

Accounts receivable (less
allowance for doubtful accounts
of $52,100 and $20,000,
respectively) (Notes 1 and 9)    373,305          494,503



Materials and supplies, at
average cost:

  Coal and oil for production
  of electricity                  20,788           27,509

  Gas storage                     43,431           26,431

  Other                          120,914          141,820

Prepaid taxes                     11,976           17,239

Other                             25,329           22,773
---------------------------------------------------------
                                 921,141          883,750
---------------------------------------------------------
Regulatory assets (Note 2):

Regulatory tax asset             390,994          470,198

Deferred finance charges         239,880          239,880

Deferred environmental
restoration costs (Note 9)       225,000          225,000

Unamortized debt expense          65,993           92,548

Postretirement benefits other
than pensions                     60,482           68,933

Other                            206,352          204,253
---------------------------------------------------------
                               1,188,701        1,300,812
---------------------------------------------------------
Other assets                      77,428           67,037
---------------------------------------------------------
                              $9,402,030       $9,477,869
=========================================================


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1996             1995
---------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Capitalization (Note 5):

Common stockholders' equity:
  Common stock, issued
  144,365,214 and 144,332,123
  shares, respectively       $   144,365      $   144,332

  Capital stock premium
  and expense                  1,783,725        1,784,247

  Retained earnings              657,482          585,373
---------------------------------------------------------
                               2,585,572        2,513,952

Non-redeemable preferred stock   440,000          440,000

Mandatorily redeemable
preferred stock                   86,730           96,850

Long-term debt                 3,477,879        3,582,414
---------------------------------------------------------
   Total capitalization        6,590,181        6,633,216
---------------------------------------------------------

Current liabilities:

Long-term debt due within
one year (Note 5)                 48,084           65,064

Sinking fund requirements on
redeemable preferred stock
(Note 5)                           8,870            9,150

Accounts payable                 271,830          268,603

Payable on outstanding bank
checks                            32,008           36,371

Customers' deposits               15,505           14,376

Accrued taxes                      4,216           14,770

Accrued interest                  63,252           64,448

Accrued vacation pay              36,436           35,214

Other                             52,455           57,748
---------------------------------------------------------
                                 532,656          565,744
---------------------------------------------------------

Regulatory liabilities (Note 2):

Deferred finance charges         239,880          239,880

Other                               -                 732
---------------------------------------------------------
                                 239,880          240,612
---------------------------------------------------------
Other liabilities:

Accumulated deferred income
taxes (Notes 1 and 7)          1,331,913        1,388,799

Employee pension and other
benefits (Note 8)                238,688          245,047

Deferred pension settlement
gain                              19,269           32,756

Unbilled revenues (Note 1)        49,881           28,410

Other                            174,562          118,285
---------------------------------------------------------
                               1,814,313        1,813,297
---------------------------------------------------------
Commitments and contingencies (Notes 2 and 9):

Liability for environmental
restoration                      225,000          225,000
---------------------------------------------------------
                              $9,402,030       $9,477,869
=========================================================

The accompanying notes are an integral part of these financial statements.

/TABLE

(CAPTION>

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

  INCREASE (DECREASE) IN CASH
                                      In thousands of dollars

 For the year ended December 31,   1996        1995        1994
-----------------------------------------------------------------
Cash flows from operating activities:

  Net income                    $ 110,390   $ 248,036  $ 176,984
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:

  Extraordinary item for the
   discontinuance of regulatory
   accounting principles, net
   of income taxes                 67,364        -          -
  Depreciation and amortization   329,827     317,831    308,351
  Amortization of nuclear fuel     38,077      34,295     37,887
  Provision for deferred income
   taxes                           (6,870)    114,917      7,866
  Electric margin recoverable        -         58,588    (45,428)
  Employee reduction program         -           -       196,625
  Gain on sale of subsidiary      (15,025)    (11,257)      -
  Unbilled revenues                21,471     (71,258)      -
  Sale of accounts receivable        -         50,000       -
  (Increase) decrease in net
   accounts receivable            121,198       6,748    (59,145)
  Decrease in materials
   and supplies                     2,265      13,663      6,290
  Increase (decrease) in accounts
   payable and accrued expenses     8,224     (47,048)    (5,991)
  Decrease in accrued interest
   and taxes                      (11,750)    (35,440)   (19,914)
  Changes in other assets and
   liabilities                     35,231      20,930     (6,304)
-----------------------------------------------------------------
     Net cash provided by
      operating activities        700,402     700,005    597,221
-----------------------------------------------------------------

Cash flows from investing activities:

  Construction additions         (296,689)   (332,443)  (439,289)
  Nuclear fuel                    (55,360)    (13,361)   (46,134)
  Less:  Allowance for other
   funds used during construction   3,665       1,063      2,159
-----------------------------------------------------------------
  Acquisition of utility plant   (348,384)   (344,741)  (483,264)
  Decrease in materials and
   supplies related to con-
   struction                        8,362       3,346      5,143
  Increase (decrease) in accounts
   payable and accrued expenses
   related to construction          2,056      (7,112)    (1,498)
  (Increase) decrease in other
   investments                        541    (115,818)   (23,375)
  Proceeds from sale of sub-
   sidiary (net of cash sold)      14,600     161,087       -
  Other                            (8,786)     26,234    (17,979)
-----------------------------------------------------------------
    Net cash used in investing
     activities                  (331,611)   (277,004)  (520,973)
-----------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from sale of common
   stock                             -            283     29,514
  Proceeds from long-term debt    105,000     346,000    424,705
  Issuance of preferred stock        -           -       150,000
  Redemption of preferred stock   (10,400)    (10,950)   (33,450)
  Reductions of long-term debt   (244,341)    (73,415)  (526,584)
  Net change in short-term debt      -       (416,750)    48,734
  Dividends paid                  (38,281)   (201,246)  (189,733)
  Other                            (8,846)     (7,778)    (9,455)
-----------------------------------------------------------------
    Net cash used in financing
     activities                  (196,868)   (363,856)  (106,269)
-----------------------------------------------------------------
Net increase (decrease) in cash   171,923      59,145    (30,021)

Cash at beginning of year         153,475      94,330    124,351
-----------------------------------------------------------------
Cash at end of year             $ 325,398   $ 153,475  $  94,330
=================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

    Interest                    $ 286,497   $ 290,352  $ 300,242
    Income taxes                $  95,632   $  47,378  $ 136,876

The accompanying notes are an integral part of these financial statements.

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

          UTILITY PLANT: The cost of additions to utility plant and replacements of retirement units of property are capitalized. Cost includes direct material, labor, overhead and AFC. Replacement of minor items of utility plant and the cost of current repairs and maintenance is charged to expense. Whenever utility plant is retired, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation.

          ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 1996 was 9.28%. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the "Interest charges" and the "Other income and deductions" sections, respectively, of the Consolidated Statements of Income.

          DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATING PLANT DECOMMISSIONING COSTS: For accounting and regulatory purposes, depreciation is computed on the straight-line basis using the license lives for nuclear and hydro classes of depreciable property and the average service lives for all other classes. The percentage relationship between the total provision for depreciation and average depreciable property was approximately 3% for the years 1994 through 1996. The Company performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates when necessary.

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

          The FASB issued an exposure draft in February 1996 entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." The scope of the original project was broadened and would include the Company's fossil and hydro plants, as well as nuclear plants. If approved as drafted, a liability will have to be recognized for these assets whenever a legal or constructive obligation exists to perform dismantlement or removal activities. The recognition of the liability would result in an increase to the cost of the related asset and would be reported based upon discounted future cash flows. Additionally, the exposure draft would allow the Company to establish a regulatory asset for the difference between costs of closure and removal obligations recognized and the costs allowable for rate-making purposes, subject to the provisions of SFAS No. 71. As noted above, the Company currently recognizes the liability for nuclear decommissioning over the service life of the plant as an increase to accumulated depreciation based on amounts allowed in rates. The Company does not reflect the closure and removal obligation associated with its fossil and hydro plants in the financial statements. As such, the annual provisions for depreciation could increase. Under traditional cost based regulation such accounting changes would not have an adverse effect on the results of operations of the Company. However, based on the discontinuation of SFAS No. 71 for the fossil and hydro generating assets associated with this obligation and the issuance of SFAS No. 121 (discussed in Note 2), the Company cannot currently predict the impact this exposure draft may have on the Company's future results of operations, particularly the effect it may have on the fossil and hydro plants. However, adoption of the proposed standard is not expected to impact the cash flow from these assets. The FASB had originally indicated it expected to issue a final standard to be effective for the first quarter of 1998. However, since the expanded scope has been subject to great debate, by the FASB and others, it has been indicated by the FASB the next step for this project may be to issue either a final statement or a revised exposure draft. Therefore, the Company cannot predict when it will be required to implement the requirements of this exposure draft.

          Amortization of the cost of nuclear fuel is determined on the basis of the quantity of heat produced for the generation of electric energy. The cost of disposal of nuclear fuel, which presently is $.001 per Kwh of net generation available for sale, is based upon a contract with the DOE. These costs are charged to operating expense and recovered from customers through base rates or through the fuel adjustment clause.

          REVENUES: Revenues are based on cycle billings rendered to certain customers monthly and others bi-monthly for energy consumed and not billed at the end of the fiscal year. At December 31, 1996 and 1995, approximately $11.1 million and $5.2 million, respectively, of unbilled electric revenues remained unrecognized in results of operations, are included in "Other liabilities" and may be used to reduce future revenue requirements. In 1995, the Company used $71.5 million of electric unbilled revenues to reduce the 1995 revenue requirement. At December 31, 1996 and 1995, $38.8 million and $23.2 million, respectively, of unbilled gas revenues remain unrecognized in results of operations and may similarly be used to reduce future gas revenue requirements. The unbilled revenues included in accounts receivable at December 31, 1996 and 1995, were $218.5 million and $202.7 million, respectively.

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

          The Company's electric FAC provides for partial pass-through of fuel and purchased power cost fluctuations from amounts forecast, with the Company absorbing a portion of increases or retaining a portion of decreases up to a maximum of $15 million per rate year. Thereafter, 100% of the fluctuation is passed on to ratepayers. The Company also shares with ratepayers fluctuations from amounts forecast for net resale margin and transmission benefits, with the Company retaining/absorbing 40% and passing 60% through to ratepayers. The amounts retained or absorbed in 1994 through 1996 were not material.

          However, in December 1996, the Company and the PSC staff reached a three year settlement agreement that was conditionally approved by the PSC. Such an agreement eliminated the gas adjustment clause and established a gas commodity cost adjustment clause (CCAC). The Company's gas CCAC provides for the collection of certain increases or decreases from the base commodity cost of gas. To determine the amount to be recovered from or passed on to customers, a performance target was established against which to measure gas purchases, known as the commodity cost index. The performance target was set at 97% of the typical market price. If actual gas purchases fall between 96% - 98% of the typical market price, then ratepayers will receive all benefits or bear the burdens of costs within this range. If actual gas purchases fall below 96% or are above 98% of the typical market price, then ratepayers and shareholders will share on an equal basis any differences between actual and targeted performance, subject to the limitation that the maximum annual risk or benefit to the Company is $2.25 million. All savings and excess costs beyond that amount will flow to ratepayers. For a discussion of the ratemaking associated with non-commodity gas costs, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Federal and State Regulatory Initiatives - "Multi-Year Gas Rate Settlement Agreement."

          The Company's PowerChoice proposal, which the Company filed in October 1995 as part of its multi-year electric rate proceeding, proposed to eliminate all surcharges, including the FAC and remaining NERAM and MERIT surcharges.

          ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for doubtful accounts receivable on the consolidated balance sheets amounted to $52.1 million and $20.0 million at December 31, 1996 and 1995, respectively. The net increase in the allowance for doubtful accounts reflects the implementation of the risk assessment methodology that puts more emphasis on past due balances.
Previously, the Company's allowance for doubtful accounts followed regulatory practice and consequently focused on final billed accounts only (typically accounts that are no longer active).

          FEDERAL INCOME TAXES: As directed by the PSC, the Company defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized to "Other income and deductions" over the useful life of the underlying property.

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

NOTE 2.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

          The Company's financial statements conform to GAAP, as applied to regulated public utilities and reflect the application of SFAS
No. 71, with the exception of the Company's non-nuclear generation business. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $949 million, net of approximately $240 million of regulatory liabilities at December 31, 1996. These regulatory assets are probable of recovery. The portion of the $949 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $774 million, which are net of approximately $240 million of regulatory liabilities.
Regulatory assets allocated to the rate-regulated gas distribution business are $175 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

          The Company has concluded that the termination or restructuring of IPP contracts and implementation of PowerChoice, or a similar proposal, is the probable outcome of negotiations that have taken place over the past 18 months. Under PowerChoice, the separated non-nuclear generation business will no longer be rate-regulated on a cost-of-service basis and, accordingly, existing regulatory assets related to the non-nuclear power generation business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) at December 31, 1996, have been charged against income as an extraordinary non-cash charge.

          Of the remaining electric business, under PowerChoice, the Company expects that its nuclear generation and electric transmission and distribution business continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company will continue to apply SFAS No. 71 to these businesses.

          PowerChoice and the termination or restructuring costs of IPP contracts will result in rates that reflect reduced or stable costs that the Company believes meet the Governor's stated economic objectives as to energy prices in New York State as well as the PSC's objectives (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric"). Therefore, the Company expects the PSC will continue to apply the concept of cost-of-service based rates to the nuclear generation and transmission and distribution business. The Company expects that these cost-of-service based rates can be charged to and collected from customers without unanticipated reduction in demand. The Company proposes, and believes it is probable that the PSC will approve, deferral and recovery of the termination or restructuring costs of IPP contracts over a period not to exceed ten years. To the extent that recovery of the termination or restructuring cost is not approved by the PSC, that amount would be charged to expense, which could have a material adverse effect on the financial condition and results of operations of the Company. Furthermore, the Company does not expect the PSC to provide a return on the regulatory asset associated with IPP termination or restructuring costs. SFAS No.
71 does not require the Company to earn a return on regulatory assets in assessing its applicability. The Company believes that the prices it will charge for electric service, including a non-bypassable transition charge, over the ten-year period will be sufficient to recover the regulatory asset for the termination or restructuring costs of IPP contracts and provide recovery of and a return on the remainder of its regulated assets, as appropriate.
The Company expects that the reported amounts of future net income will be adversely affected by a lack of a return on the regulatory asset and expected lower returns of the unregulated non-nuclear generating business.

          The Company has been made aware of a recent request by the SEC Chief Accountant to the Public Utilities Committee of the American Institute of Certified Public Accountants to develop guidance on applying SFAS No. 101. It is the Company's understanding that the guidance may include when to discontinue SFAS No. 71, as well as the accounting applicable to recovering strandable costs on the transmission and distribution business that originate from generation assets. The Company cannot predict whether and when such guidance will be issued or the attendant consequences on the Company's financial condition or results of operations.

          The Company adopted SFAS No. 121 in 1996. This Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

          With the probable implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that will face market prices, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121.
The Company has determined that there is no impairment of its non-nuclear generating assets. In certain instances, the Company has considered opportunities to invest in changes in fuel sources that are technologically available, to improve cash flow. In one instance, the Company has considered the value of relocating a unit to a region where demand is greater. To the extent an impairment loss cannot be otherwise avoided, the Company believes it will be able to recover the loss through a non-bypassable transition fee proposed in PowerChoice. In reaching conclusions as to impairment of non-nuclear generating assets, the Company must make significant estimates and judgments as to the future price of electricity, capacity factors and cost of operation of each of its generating units and, where necessary, the fair market value of each unit. As PowerChoice is implemented and generation markets become open to competition, these estimates and judgments may change. An update of the SFAS No. 121 assessment must be prepared when conditions occur which in the opinion of management may have impaired the value of these assets.

          As described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP
Contracts," the conclusion of the termination or restructuring of IPP contracts, as well as implementation of PowerChoice, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it would pursue a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income, based on regulatory assets associated with the nuclear generation and transmission and distribution businesses as of December 31, 1996, would be approximately $503.2 million or $3.48 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, the continued availability of the Company's senior debt facility and certain types of transfers of assets could be adversely impacted by any such write-downs.

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

          DEFERRED ENVIRONMENTAL RESTORATION COSTS represent the Company's share of the estimated minimum costs to investigate and perform certain remediation activities at both Company-owned sites and non-owned sites with which it may be associated. The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. See Note 9 - "Environmental Contingencies."

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

          Substantially all of the Company's regulatory assets described above are being amortized to expense and recovered in rates over periods approved in the Company's 1995 or 1996 electric and gas rate cases, respectively.

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

          UNIT 1 STATUS: In 1995, Unit 1 was taken out of service for a 56 day planned refueling and maintenance outage. Using the net design electric rating as a basis, Unit 1's capacity factor for 1996 was approximately 86.8%. Using NRC guidelines, which reflect net maximum dependable capacity during the most restrictive seasonal conditions, Unit 1's capacity factor was approximately
94.2%.

          On March 3, 1997, Unit 1 was taken out of service for a 35 day planned refueling and maintenance outage. Owners of older General Electric Company boiling water reactors, including the Company, have experienced cracking near welds in the plants' core shrouds.
In response to industry findings, the Company installed modifications in the Unit 1 core shroud during a 1995 refueling and maintenance outage.

          Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in areas not directly reinforced by the 1995 repairs, which may require additional core shroud modifications. Preliminary analysis indicates the Company may be able to restart the reactor from the current refueling and maintenance outage without a significant extension of the outage duration. Additional modifications, if required, would be installed during a mid-cycle outage or as part of Unit 1's next refueling and maintenance outage (February, 1999). If modifications are required before the restart of Unit 1 from the current refueling and maintenance outage, a 2-3 month extension of the outage would be anticipated. The Company's action plan on this issue requires consent from the NRC.

          UNIT 2 STATUS: In 1995, Unit 2 was taken out of service for a 56 day planned refueling and maintenance outage. On September
28, 1996, Unit 2 was taken out of service for a planned refueling and maintenance outage and returned to service on November 2, 1996. Its next refueling and maintenance outage is scheduled for Spring 1998. Using the net design electric rating as a basis, Unit 2's capacity factor for 1996 was approximately 86.6%. Using NRC guidelines as described above, Unit 2's capacity factor was approximately 89.6%.

          NUCLEAR PLANT DECOMMISSIONING: The Company's site specific cost estimates for decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 1996 are as follows:


                                      Unit 1           Unit 2
                                      ------           ------
Site Study (year)                       1995             1995
End of Plant Life (year)                2009             2026
Radioactive Dismantlement
   to Begin (year)                      2026             2028
Method of Decommissioning            Delayed        Immediate
                               Dismantlement    Dismantlement

Cost of Decommissioning (in
   January 1997 dollars)               In millions of dollars

   Radioactive Components               $474             $194
   Non-radioactive Components            117               46
   Fuel Dry Storage/Continuing Care      101               41
                                        ----             ----
                                        $692             $281
                                        ====             ====



          The Company estimates that by the time decommissioning is completed, the above costs will ultimately amount to $1.8 billion and $.9 billion for Unit 1 and Unit 2, respectively, using approximately 3.5% as an annual inflation factor.

          In addition to the costs mentioned above, the Company expects to incur post-shutdown costs for plant rampdown, insurance and property taxes. In 1997 dollars, these costs are expected to amount to $110 million and $61 million for Unit 1 and the Company's share of Unit 2, respectively. The amounts will escalate to $192 million and $190 million for Unit 1 and the Company's share of Unit
2, respectively.

          NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning radioactive portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. The annual allowance for Unit 1 and the Company's share of Unit 2 for the years ended December 31, 1996, 1995 and 1994 was approximately $23.7 million, $23.7 million and $18.7 million, respectively. The amounts for 1996 and 1995 were based upon the 1993 NRC minimum decommissioning cost requirements of $422 million and $191 million (in 1997 dollars) for Unit 1 and the Company's share of Unit 2, respectively. The amounts for 1994 were based upon site studies performed in 1989. In the 1995 rate order, the Company was authorized, until the PSC orders otherwise, to continue to fund to the NRC minimum requirements. In the 1997 rate filing, the Company has requested, for both units, rate recovery for all radioactive and non-radioactive components (including post-shutdown costs) based upon the amounts estimated in the 1995 site specific studies described above. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. The Company believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process under traditional ratemaking or PowerChoice.

          Decommissioning costs recovered in rates are reflected in "Accumulated depreciation and amortization" on the balance sheet and amount to $217.7 million and $183.4 million at December 31, 1996 and 1995, respectively for both Units. Additionally at December 31, 1996, the fair value of funds accumulated in the Company's external trusts were $136.5 million for Unit 1 and $38.7 million for its share of Unit 2. The trusts are included in "Other property and investments." Earnings on the external trust aggregated $28.8 million through December 31, 1996 and, because the earnings are available to fund decommissioning, have also been included in "Accumulated depreciation and amortization." Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund which has an accumulated balance of $42.5 million at December 31, 1996.

          The FASB issued an exposure draft in February 1996 on accounting for closure and removal of long-lived assets. See Note 1 - "Depreciation, Amortization and Nuclear Generating Plant
Decommissioning Costs."

          NRC DRAFT POLICY STATEMENT: In September 1996, the NRC issued a draft policy statement on the Restructuring and Economic
Deregulation of the Electric Utility Industry (Draft Policy
Statement). The Draft Policy Statement addresses NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant.

          The policy statement declares the NRC will:

          * Continue to conduct reviews of financial qualifications, decommissioning funding and antitrust requirements of nuclear power plants;

          * Establish and maintain working relationships with state and federal rate-regulators;

          * Evaluate the relative responsibilities of power plant co-owners and co-licensees; and

          * Re-evaluate the adequacy of current regulations in light of economic and other changes resulting from rate deregulation.

          In addition, the Draft Policy Statement stresses that no license may be transferred without prior written approvals from the NRC. Prior written approvals are also required for mergers, formation of holding companies or the sale of facilities, including a partial sale.

          The Company participated in comments filed by the Utility Decommissioning Group in December 1996 in response to the Draft Policy Statement. As noted therein, the Company agrees with the NRC's views that the existing regulatory framework provides reasonable assurance of the financial qualifications of both electric utility and non-electric utility applicants and licensees. However, the Company does not agree with the suggestion in the Draft Policy Statement that a licensee who fails to meet the current definition of "electric utility," which might occur as a result of rate deregulation, must satisfy the more stringent decommissioning funding assurance requirements applicable to non-electric utilities. These requirements prohibit a non-electric utility licensee from funding decommissioning on a "pay-as-you-go" basis using an external trust. In this regard, the Company encouraged the NRC to consider whether the definition of "electric utility" continues to be the appropriate test of whether a licensee should be exempt from up-front decommissioning or instead, a test that takes into consideration all relevant factors of the licensee.

          In addition, the Company stated its concern that the Draft Policy Statement suggested that power reactor licensees are "joint owners," which implies that the NRC may seek to impose joint and several liability on co-owners for decommissioning funding obligations. The Company stressed that co-owners of nuclear power plants are not joint owners, and as such are not jointly and severally liable. The Company is unable to predict the outcome of this matter.

          NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, the Company maintains the required $200 million of nuclear liability insurance.

          In 1993, the statutory limit for the protection of the public under the Price-Anderson Amendments Act of 1988 were further increased. With respect to a nuclear incident at a licensed reactor, the statutory limit, which is in excess of the $200 million of nuclear liability insurance, is currently $8.3 billion without the 5% surcharge discussed below. This limit would be funded by assessments of up to $75.5 million for each of the 110 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor per year. Such assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims. With the 5% surcharge included, the statutory limit is $8.7 billion.

          The Company's interest in Units 1 and 2 could expose it to a maximum potential loss, for each accident, of $111.8 million (with
5% assessment) through assessments of $14.1 million per year in the event of a serious nuclear accident at its own or another licensed U.S. commercial nuclear reactor. The amendments also provide, among other things, that insurance and indemnity will cover precautionary evacuations, whether or not a nuclear incident actually occurs.

          NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the Nuclear Insurance Pools (ANI/MRP). In addition, there is $2,250 million in excess of the $500 million primary nuclear insurance with Nuclear Electric Insurance Limited (NEIL). The total nuclear property insurance is $2.75 billion. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. The insurance provides coverage for outages for 156 weeks, after a 21-week waiting period. NEIL insurance is subject to retrospective premium adjustment under which the Company could be assessed up to approximately $12.7 million per loss.

          LOW LEVEL RADIOACTIVE WASTE: The Company currently uses the Barnwell, South Carolina waste disposal facility for low level radioactive waste, however, access to Barnwell was denied by the State of South Carolina to out of region low level waste generators, including New York State from July 1, 1994 to July 1, 1995. The Company also has implemented a low level radioactive waste management program so that Unit 1 and Unit 2 are prepared to properly handle interim on-site storage of low level radioactive waste for at least a 10 year period.

          Under the Federal Low Level Waste Policy Amendment Act of 1985, New York State was required, by January 1, 1993 to have arranged for the disposal of all low level radioactive waste within the state or in the alternative, contracted for the disposal at a facility outside the state. New York State has made no funding available currently, to support siting for a disposal facility.

          NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per Kwh of net generation for current disposal of nuclear fuel and provides for a determination of the Company's liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which the Company initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. However, in July 1996, the United States Circuit Court of Appeals for the District of Columbia ruled that the DOE must begin accepting used fuel from the nuclear industry by 1998 even though a permanent storage site will not be ready by then. The DOE did not appeal this decision. The DOE's anticipatory breach of this contract will likely involve further legal proceedings. The Company is unable to determine the outcome of this matter.

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

NOTE 4.  JOINTLY-OWNED GENERATING FACILITIES

          The following table reflects the Company's share of jointly-owned generating facilities at December 31, 1996. The Company is required to provide its respective share of financing for any additions to the facilities. Power output and related expenses are shared based on proportionate ownership. The Company's share of expenses associated with these facilities is included in the appropriate operating expenses in the Consolidated Statements of Income.

                                                        In thousands of dollars
                                           -----------------------------------------------

                             Percent        Utility      Accumulated      Construction
                            Ownership        Plant       Depreciation     Work in Progress
------------------------------------------------------------------------------------------
Roseton Steam Station
   Units No. 1 and 2 (a)      25             $   96,458   $   51,449         $      540
Oswego Steam Station
   Unit No. 6 (b)             76             $  270,136   $  116,648         $      299
Nine Mile Point Nuclear
   Station Unit No. 2 (c)     41             $1,508,898   $  297,922         $    8,825
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

(c)       The Company is the operator.  The remaining ownership interests are LILCO (18%), NYSEG
          (18%), RG&E (14%), and Central Hudson (9%).  Output of Unit 2, which has a capability of 1,143,000 Kw., is shared in the same proportions as the cotenants' respective ownership interests.  On December 30, 1996, LILCO and Brooklyn Union Gas agreed to a merger that would create a new utility.  It would take effect in 12 to 18 months if endorsed by the stockholders of both companies and by state and federal regulatory agencies.  The new company would retain its 18% ownership interest in Unit 2.


NOTE 5. CAPITALIZATION
----------------------

CAPITAL STOCK

          The Company is authorized to issue 185,000,000 shares of common stock, $1 par value;
3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock,
$25 par value; and 8,000,000 shares of preference stock, $25 par value.  The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1994, 1995 and 1996:
                                     COMMON STOCK
                                     $1 PAR VALUE
                              --------------------------
                                SHARES           AMOUNT*
--------------------------------------------------------
December 31, 1993:            142,427,057       $142,427

Issued                          1,884,409          1,884

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1994:            144,311,466       $144,311

Issued                             20,657             21

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1995:            144,332,123       $144,332

Issued                             33,091             33

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1996:            144,365,214       $144,365
========================================================
* In thousands of dollars
/TABLE

                                   PREFERRED STOCK
                                    $100 PAR VALUE
                       ---------------------------------------
                         SHARES   NON-REDEEMABLE*  REDEEMABLE*
--------------------------------------------------------------
December 31, 1993:     2,394,000     $210,000      $29,400 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1994:     2,376,000     $210,000      $27,600 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1995:     2,358,000     $210,000      $25,800 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1996:     2,340,000     $210,000      $24,000 (a)
==============================================================



* In thousands of dollars
(a) Includes sinking fund requirements due within one year.

                                  PREFERRED STOCK
                                    $25 PAR VALUE
                      ---------------------------------------
                                                               CAPITAL STOCK
                                                                PREMIUM AND
                                                                  EXPENSE
                       SHARES     NON-REDEEMABLE* REDEEMABLE*      (NET)*
----------------------------------------------------------------------------
December 31, 1993:    8,040,005      $80,000    $121,000 (a)     $1,762,706

Issued                6,000,000      150,000        -                27,630

Redemptions          (1,266,000)        -        (31,650)            (4,619)

Foreign currency
 translation adjustment                                              (6,213)
----------------------------------------------------------------------------
December 31, 1994:   12,774,005     $230,000     $89,350 (a)     $1,779,504

Issued                     -            -           -                   283

Redemptions            (366,000)        -         (9,150)             1,319

Foreign currency
 translation adjustment                                               3,141
----------------------------------------------------------------------------


December 31, 1995:   12,408,005     $230,000     $80,200 (a)     $1,784,247

Issued                    -            -             -                  214

Redemptions            (344,000)       -          (8,600)               (28)

Foreign currency
 translation adjustment                                                (708)
----------------------------------------------------------------------------
December 31, 1996:   12,064,005     $230,000    $ 71,600 (a)     $1,783,725
============================================================================

* In thousands of dollars
(a) Includes sinking fund requirements due within one year.

The cumulative amount of foreign currency translation adjustment at December 31, 1996 was
$(10,880).



NON-REDEEMABLE PREFERRED STOCK (Optionally Redeemable)

  The Company has certain issues of preferred stock which provide for optional redemption at
December 31, as follows:


--------------------------------------------------------------
                          In thousands     Redemption price per
                           of dollars      share (Before adding
Series        Shares      1996     1995   accumulated dividends)
--------------------------------------------------------------

Preferred $100 par value:

3.40%        200,000    $20,000   $20,000       $103.50
3.60%        350,000     35,000    35,000        104.85
3.90%        240,000     24,000    24,000        106.00
4.10%        210,000     21,000    21,000        102.00
4.85%        250,000     25,000    25,000        102.00
5.25%        200,000     20,000    20,000        102.00
6.10%        250,000     25,000    25,000        101.00
7.72%        400,000     40,000    40,000        102.36

Preferred $25 par value:

 9.50%      6,000,000   150,000   150,000         25.00 (a)
 Adjustable
  Rate -
 Series A   1,200,000    30,000    30,000         25.00
 Series C   2,000,000    50,000    50,000         25.00
--------------------------------------------------------------
                       $440,000  $440,000
==============================================================

(a) Not redeemable until 1999.

/TABLE

---------------------------------------------------------------------------------
                                                            Redemption price per
                                                            share (before adding
                     Shares       In thousands of dollars   accumulated dividends)

                                                                        Eventual
Series           1996       1995       1996       1995       1996       minimum
---------------------------------------------------------------------------------

Preferred $100 par value:
7.45%          240,000     258,000    $24,000    $25,800    $101.93     $100.00

Preferred $25 par value:

7.85%          914,005     914,005     22,850     22,850      (a)         25.00
8.375%         200,000     300,000      5,000      7,500      25.11       25.00
9.75%             -        144,000       -         3,600      25.00       25.00
Adjustable
 Rate -
 Series B    1,750,000   1,850,000     43,750     46,250      25.00       25.00
---------------------------------------------------------------------------------
                                       95,600    106,000
Less sinking fund requirements          8,870      9,150
---------------------------------------------------------------------------------
                                      $86,730    $96,850
=================================================================================

(a)       Not redeemable until 1997.



LONG-TERM DEBT

          Long-term debt at December 31, consisted of the following:

-------------------------------------------------------------
                                      In thousands of dollars
                                      -----------------------
  SERIES               DUE             1996             1995
-------------------------------------------------------------
First mortgage bonds:
  5 7/8%              1996        $     -          $   45,000
  6 1/4%              1997            40,000           40,000
  6 1/2%              1998            60,000           60,000
  9 1/2%              2000           150,000          150,000
  6 7/8%              2001           210,000          210,000
  9 1/4%              2001           100,000          100,000
  5 7/8%              2002           230,000          230,000
  6 7/8%              2003            85,000           85,000
  7 3/8%              2003           220,000          220,000
      8%              2004           300,000          300,000
  6 5/8%              2005           110,000          110,000
  9 3/4%              2005           150,000          150,000
  7 3/4%              2006           275,000          275,000
 *6 5/8%              2013            45,600           45,600
  9 1/2%              2021           150,000          150,000
  8 3/4%              2022           150,000          150,000
  8 1/2%              2023           165,000          165,000
  7 7/8%              2024           210,000          210,000
 *8 7/8%              2025            75,000           75,000
 *  7.2%              2029           115,705          115,705
-------------------------------------------------------------
Total First Mortgage Bonds         2,841,305        2,886,305

Promissory notes:

*Adjustable Rate Series due

  July 1, 2015                       100,000          100,000
  December 1, 2023                    69,800           69,800
  December 1, 2025                    75,000           75,000
  December 1, 2026                    50,000           50,000
  March 1, 2027                       25,760           25,760
  July 1, 2027                        93,200           93,200
  Term Loan Agreement                105,000             -

Unsecured notes payable:

  Medium Term Notes, Various rates,
   due 1996-2004                      20,000           30,000

  Revolving Credit Agreement            -             170,000

  Other                              156,606          159,198

  Unamortized premium (discount)     (10,708)         (11,785)
--------------------------------------------------------------
    TOTAL LONG-TERM DEBT           3,525,963        3,647,478

    Less long-term debt due
     within one year                  48,084           65,064
--------------------------------------------------------------
                                  $3,477,879       $3,582,414
==============================================================
*Tax-exempt pollution control related issues


/TABLE

          Several series of First Mortgage Bonds and Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with a Company option to convert to other rates, including a fixed interest rate which would require the Company to issue First Mortgage Bonds to secure the debt) which averaged 3.46% for 1996 and 3.82% for 1995 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and the Company, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at the Company's generating facilities or to refund outstanding tax-exempt bonds and notes (see
Note 6).

          Other long-term debt in 1996 consists of obligations under capital leases of approximately $33.1 million, a liability to the DOE for nuclear fuel disposal of approximately $108.6 million and a liability for IPP contract terminations of approximately $14.9 million. The aggregate maturities of long-term debt for the five years subsequent to December 31, 1996, excluding capital leases, in millions, are approximately $45, $64, $108, $158 and $310, respectively.

NOTE 6.  BANK CREDIT ARRANGEMENTS

          During March 1996, the Company completed an $804 million senior debt facility with a bank group for the purposes of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1996 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA discussed in Note 5. As of December 31, 1996, the amount outstanding under the senior debt facility was $542 million, consisting of $105 million under the term loan facility, a $424 million letter of credit and a $13 million letter of credit under the revolving credit facility, leaving the Company with $262 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination upon the implementation of the Company's PowerChoice proposal or any other significant restructuring plan). The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 7.38% (but capped at 15%).

          The Company did not have any short-term debt outstanding at December 31, 1996 and December 31, 1995. For the year ended
December 31, 1995, the daily average outstanding short-term debt was $179.5 million, the monthly weighted average interest rate was 6.43% and the maximum amount of short-term debt outstanding was $459.7 million. Comparable amounts for 1996 were not material.

NOTE 7.  FEDERAL AND FOREIGN INCOME TAXES
-----------------------------------------

          See Note 9 - "Tax Assessments."

          Components of United States and foreign income before income taxes:

                                  In thousands of dollars

                              1996         1995         1994
--------------------------------------------------------------
United States               $269,128     $400,087     $291,501
Foreign                       28,522       17,609       15,475
Consolidating eliminations   (17,402)     (10,267)     (18,523)
--------------------------------------------------------------
Income before extraordinary
item and income taxes       $280,248     $407,429     $288,453
==============================================================

          Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

SUMMARY ANALYSIS:
                                  In thousands of dollars

                              1996*        1995        1994
-------------------------------------------------------------
Components of Federal and foreign income taxes:

Current tax expense:
 Federal                    $103,254     $ 67,563     $117,314
 Foreign                       3,708        3,900        4,423
--------------------------------------------------------------
                             106,962       71,463      121,737
--------------------------------------------------------------
Deferred tax expense:
 Federal                      (2,071)      82,323       (6,931)
 Foreign                         692        2,222        3,028
--------------------------------------------------------------
                              (1,379)      84,545       (3,903)
--------------------------------------------------------------

Income taxes included in
 Operating Expenses          105,583      156,008      117,834
Current Federal and
 foreign income tax
 credits included in
 Other Income and
 Deductions                   (7,243)        (197)     (11,507)
Deferred Federal and
  foreign income tax
  expense included in
  Other Income and
  Deductions                   4,154        3,582        5,142
--------------------------------------------------------------
  Total                     $102,494     $159,393     $111,469
==============================================================

Reconciliation between Federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

Computed tax                $ 98,087     $142,601     $100,959
--------------------------------------------------------------
Increase (reduction) attributable to flow-through of certain tax adjustments:

Depreciation                  28,103       31,033       33,328
Cost of removal               (8,849)      (9,247)      (8,908)
Deferred investment tax
 credit amortization          (8,018)      (8,589)      (8,018)
Other                         (6,829)       3,595       (5,892)
--------------------------------------------------------------
                               4,407       16,792       10,510
--------------------------------------------------------------
Federal and foreign
 income taxes               $102,494     $159,393     $111,469
==============================================================

* Does not include the deferred tax benefit of $36,273 associated with the extraordinary item for the discontinuance of regulatory accounting principles.


          At December 31, the deferred tax liabilities (assets) were comprised of the following:

                               In thousands of dollars

                                  1996         1995
                                  ----         ----
Alternative minimum tax        $ (64,313)  $  (82,869)
Unbilled revenue                 (83,577)     (77,675)
Other                           (237,850)    (248,275)
                               ----------   ---------
  Total deferred tax assets     (385,740)    (408,819)
                               ----------   ---------
Depreciation related           1,433,907    1,456,949
Investment tax credit related     84,294       91,458
Other                            199,452      249,211
                               ----------   ---------
  Total deferred tax
   liabilities                 1,717,653    1,797,618
                               ----------   ---------
Accumulated deferred income
  taxes                       $1,331,913   $1,388,799
                              ==========   ==========


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


          Net pension cost for 1996, 1995 and 1994 included the following components:

----------------------------------------------------------------
                                     In thousands of dollars
                                     -----------------------
                                  1996        1995          1994
----------------------------------------------------------------

Service cost - benefits
  earned during the period      $ 25,000   $ 22,500    $  30,400
Interest cost on projected
  benefit obligation              71,700     73,000       62,700
Actual return on plan assets    (134,100)  (215,600)       7,700
Net amortization and deferral     55,700    140,300      (63,600)
----------------------------------------------------------------
Net pension cost                  18,300     20,200       37,200
VERP costs                          -          -         114,000
Regulatory asset                    -          -          (6,200)
----------------------------------------------------------------
Total pension cost (1)          $ 18,300   $ 20,200     $145,000
================================================================

(1) $3.8 million for 1996, $4.1 million for 1995 and $5.9 million for 1994 was related to construction labor and, accordingly, was charged to construction projects.

/TABLE

          The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:


--------------------------------------------------------------
                                       In thousands of dollars
                                       -----------------------
                     At December 31,       1996         1995
--------------------------------------------------------------
Actuarial present value of
  accumulated benefit obligations:

   Vested benefits                       $ 803,202    $777,584
   Non-vested benefits                      83,107      64,383
--------------------------------------------------------------
Accumulated benefit obligations            886,309     841,967
Additional amounts related to
  projected pay increases                  141,472     135,115
--------------------------------------------------------------
Projected benefits obligation for
  service rendered to date               1,027,781     977,082
Plan assets at fair value, consisting
  primarily of listed stocks, bonds,
  other fixed income obligations
  and insurance contracts               (1,159,822) (1,074,333)
--------------------------------------------------------------
Plan assets in excess of
  projected benefit obligations           (132,041)    (97,251)
Unrecognized net obligation at
  January 1, 1987 being recognized
  over approximately 19 years              (22,005)    (21,500)
Unrecognized net gain from actual
  return on plan assets different
  from that assumed                        219,680     198,035
Unrecognized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions amortized over 10
  years                                     66,129      46,982
Prior service cost not yet recognized
  in net periodic pension cost             (49,651)    (41,291)
--------------------------------------------------------------
Pension liability included
  in the consolidated balance sheets     $  82,112    $ 84,975
==============================================================

Principle Actuarial Assumptions (%):

   Discount Rate                              7.50        7.50
   Rate of increase in future
     compensation levels (plus
     merit increases)                         2.50        2.50
   Long-term rate of return on
     plan assets                              9.25        9.25
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

          The Company accounts for the cost of these benefits in accordance with PSC policy requirements which generally comply with SFAS No. 106. The Company has established various trusts to fund its future postretirement benefit obligation. In 1996, 1995 and 1994, the Company made contributions to such trusts of approximately $28.5 million, $53.1 million and $24 million,
respectively.   Contributions made in 1996 and 1994 represented the
amount received in rates, while the amount contributed in 1995 represented the amount received in rates, certain capital portions of the postretirement benefit obligation and amounts received from cotenants.

          Net postretirement benefit cost for 1996, 1995 and 1994 included the following components:


-----------------------------------------------------------------
                                       In thousands of dollars
                                     ----------------------------
                                      1996       1995       1994
-----------------------------------------------------------------
Service cost - benefits attributed
 to service during the period        $12,900    $12,600  $15,000

Interest cost on accumulated
 benefit obligation                   37,500     45,400   40,200

Actual return on plan assets         (12,900)   (11,200)    (900)

Amortization of the transition
 obligation over 20 years             13,500     18,800   20,200

Net amortization                       6,000     14,600    8,900
----------------------------------------------------------------
Net postretirement benefit cost       57,000     80,200   83,400

VERP costs                              -          -      80,200

Regulatory asset                         -           -      (4,300)
-----------------------------------------------------------------
  Total postretirement benefit
   cost                              $57,000    $80,200 $159,300
=================================================================

          The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:

-----------------------------------------------------------
                                   In thousands of dollars
                                   ------------------------
              At December 31,           1996         1995
-----------------------------------------------------------
Actuarial present value of accumulated benefit obligations:

 Retired and surviving spouses       $370,259      $397,547

 Active eligible                       31,030        24,374

 Active ineligible                     69,441       214,367
-----------------------------------------------------------

Accumulated benefit obligation        470,730       636,288

Plan assets at fair value,
 consisting primarily of
 listed stocks, bonds and
 other fixed obligations             (143,071)     (101,721)
-----------------------------------------------------------
Accumulated postretirement
 benefit obligation in excess
 of plan assets                       327,659      534,567

Unrecognized net loss from
 past experience different from
 that assumed and effects of
 changes in assumptions               (36,048)     (55,899)

Prior service cost not yet
 recognized in postretirement
 benefit cost                          39,205         -

Unrecognized transition obligation
 to be amortized over 20 years       (174,240)    (318,596)
----------------------------------------------------------
Accrued postretirement benefit
 liability included in the
 consolidated balance sheet          $156,576     $160,072
==========================================================


==========================================================
Principal actuarial assumptions (%):

 Discount rate                           7.50         7.50

 Long-term rate of return
  on plan assets                         8.00         9.25

 Health care cost trend rate:

  Pre-65                                 8.00         8.25

  Post-65                                6.50         5.25
==========================================================


          During 1996, the Company changed the eligibility requirements for plan benefits for employees who will retire after May 1, 1996. Generally, plan benefits are now accrued for eligible participants beginning after age 45. Previous to this change, the Company accrued these benefits over the employees service life. The effect of this change resulted in a decrease in the accumulated benefit obligation for active ineligible employees, as shown in the table above.

          At December 31, 1996, the assumed health cost trend rates gradually decline to 5.0% in 2000. If the health care cost trend rate was increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by approximately 8.6% and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year would increase by approximately 10.3%.

          The Company recognizes the obligation to provide postemployment benefits if the obligation is attributable to employees' past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 1996 and 1995, the Company's postemployment benefit obligation is approximately $13 million and $12.5 million, respectively, including the portion of the obligation related to the VERP.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

See Note 2 and Note 6.

          LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: At January 1, 1997, the Company had long-term contracts to purchase electric power from the following generating facilities owned by
NYPA:

-----------------------------------------------------------------
                          Expiration    Purchased     Estimated
                           Date of      Capacity       Annual
       Facility           Contract       in Kw.     Capacity Cost
-----------------------------------------------------------------
Niagara - hydroelectric
  project                     2007      936,000       $26,176,000

St. Lawrence - hydroelectric
  project                     2007      104,000         1,300,000

Blenheim-Gilboa - pumped
  storage generating station  2002      270,000         7,500,000

Fitzpatrick - nuclear plant   2014      110,000(a)      4,785,000
-----------------------------------------------------------------
                                      1,420,000       $39,761,000
=================================================================

(a)       110,000 Kw through May 1997; 26,000 Kw thereafter


          The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts was approximately, in millions, $93.3, $92.5 and $85.1 for the years
1996, 1995 and 1994, respectively.

          Under the requirements of the Federal Public Utility Regulatory Policies Act of 1978, the Company is required to purchase power generated by IPPs, as defined therein. The Company has 157 IPP contracts, of which 148 are on line, amounting to approximately 2,710 MW of capacity at December 31, 1996. Of this amount 2,406 MW is considered firm. The following table shows the payments for fixed and other capacity costs, and energy and related taxes the Company estimates it will be obligated to make under these contracts without giving effect to the IPP agreement-in-principle. The payments are subject to the tested capacity and availability of the facilities, scheduling and price escalation.

---------------------------------------------------------
                   (In thousands of dollars)

            SCHEDULABLE
            FIXED COSTS
        ------------------

YEAR    CAPACITY     OTHER    ENERGY AND TAXES    TOTAL
---------------------------------------------------------
1997     $223,880   $40,510     $  873,030     $1,137,420
1998      247,740    41,420        906,590      1,195,750
1999      252,130    42,450        943,720      1,238,300
2000      242,030    44,080        974,080      1,260,190
2001      244,620    45,650      1,042,380      1,332,650
---------------------------------------------------------


          The capacity and other fixed costs relate to contracts with 11 facilities where the Company is required to make capacity and other fixed payments, including payments when a facility is not operating but available for service. These 11 facilities account for approximately 774 MW of capacity, with contract lengths ranging from 20 to 35 years. The terms of these existing contracts allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company estimates the fixed payments under these contracts will aggregate to approximately $8 billion dollars over their terms, using escalated contract rates. Contracts relating to the remaining facilities in service at December 31, 1996, require the Company to pay only when energy is delivered, except when the Company decides that it would be better to pay a particular project a reduced energy payment to have the project reduce its high priced energy deliveries as described below. The Company currently recovers schedulable capacity through base rates and energy payments, taxes and other schedulable fixed costs through the FAC. The Company paid approximately $1,088 million, $980 million and $960 million in 1996, 1995 and 1994 for 13,800,000 MWh, 14,000,000 MWh and 14,800,000 MWh, respectively, of electric power under all IPP contracts.

          On March 10, 1997, the Company and 19 developers of IPP projects jointly announced an agreement-in-principle to terminate or restructure 44 power purchase contracts. These contracts represent more than 90% of the Company's above-market power costs under all existing IPP contracts. The agreement contemplates that the Company would terminate or restructure the 44 power contracts in exchange for approximately $3.6 billion in cash and/or marketable debt securities, and 46 million shares of the Company's common stock, representing approximately 25% of the anticipated fully diluted outstanding common shares. The new debt will be subordinate to existing first mortgage bonds. The value of the common equity will vary depending on the market value of the shares at closing. In addition, the Company and several IPPs would enter into new agreements that would further compensate the IPPs and hedge prices for specific amounts of power. As noted in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP Contracts," implementation of these arrangements are subject to a number of contingencies.

          Separate from the agreement-in-principle, the Company has negotiated three long term and sixteen limited term contract amendments whereby the Company can reduce the energy deliveries from the facilities. These reduced energy agreements resulted in a reduction of IPP deliveries of approximately 984,000 Mwh during 1996. The Company expects to continue efforts of these types into the future, to control its power supply and related costs, but at this time cannot predict the outcome of such efforts.

          SALE OF CUSTOMER RECEIVABLES: The parent Company has established a single-purpose, wholly-owned financing subsidiary, NM Receivables Corp., whose business consists of the purchase and resale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NM Receivables Corp. has its own separate creditors which, upon liquidation of NM Receivables Corp., will be entitled to be satisfied out of its assets prior to any value becoming available to its equity holders. The sale of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NM Receivables Corp. in fee simple for reasonably equivalent value, and all receivables transferred to NM Receivables Corp. are assets owned by NM Receivables Corp. in fee simple and are not available to pay the parent Company's creditors.

          At December 31, 1996 and 1995, $250 million of receivables had been sold by NM Receivables, Corp. to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At
December 31, 1996, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $85.8 million. Although this represents the formula-based amount of credit exposure at December 31, 1996 under the agreement, historical losses have been substantially less.

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

          In addition, the IRS has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised the issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restructured under the agreement-in-principle with IPPs as described in Note 2, then it is possible that the effects of any proposed disallowance would be mitigated. The Company is vigorously defending its position on this issue. The IRS has commenced its examination of the Company's Federal income tax returns for the years 1991 through 1993.

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

          The Company is unable to predict the ultimate disposition of this lawsuit. However, the Company believes it has meritorious defenses and intends to defend this lawsuit vigorously, but can neither provide any judgment regarding the likely outcome nor provide any estimate or range of possible loss. Accordingly, no provision for liability, if any, that may result from this lawsuit has been made in the Company's financial statements.

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

          The Company is currently aware of 85 sites with which it has been or may be associated, including 42 which are Company-owned.
With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

          As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at both December 31, 1996 and 1995. This represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $850 million, including approximately $340 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. The Company expects under PowerChoice that the regulatory asset will be recovered in rates charged to customers.

          Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company has settled some of these claims and continues to pursue others, but is unable to predict what the ratemaking disposition of the proceeds will be.

          CONSTRUCTION PROGRAM: The Company is committed to an ongoing construction program to assure delivery of its electric and gas services. The Company presently estimates that the construction program for the years 1997 through 2001 will require approximately
$1.4 billion, excluding AFC and nuclear fuel. For the years 1997 through 2001, the estimates, in millions, are $293, $298, $269, $264 and $265, respectively, which includes $24, $30, $25, $23 and $21, respectively, related to non-nuclear generation. These amounts are reviewed by management as circumstances dictate.

          Under the Company's PowerChoice proposal, the Company proposes to separate the Company's non-nuclear power generation business from the remainder of the business.

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

          The financial instruments held or issued by the Company are for purposes other than trading.  The estimated fair values of the Company's financial instruments are as follows:


------------------------------------------------------------------------------------------
                                                    (In thousands of dollars)
                                         -------------------------------------------------
        At December 31,                          1996                       1995
------------------------------------     ---------------------      ----------------------
                                         Carrying      Fair         Carrying      Fair
                                          Amount       Value         Amount       Value
------------------------------------     ---------------------      ----------------------
Cash and short-term
  investments                            $   325,398   $  325,398   $153,475      $153,475

Mandatorily redeemable
  preferred stock                             95,600       86,516    106,000        92,676

Long-term debt:  First Mortgage bonds      2,841,305    2,690,707  2,866,305     2,815,206
                 Medium-term notes            20,000       21,994     30,000        31,826
                 Promissory notes            413,760      413,760    413,760       413,760
                 Other                       228,461      228,461    292,436       292,436


          The Company's investments in debt and equity securities consist of trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2 (See Note 3 - "Nuclear Plant Decommissioning"), short-term investments held by Opinac Energy Corporation (a subsidiary) and a trust fund for certain pension benefits. The Company has classified all investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1996. The proceeds from the sale of investments were $99.4 million, $70.3 million and $104.6 million in 1996, 1995 and 1994, respectively. Net realized and unrealized gains and losses related to the nuclear decommissioning trust are reflected in "Accumulated depreciation and amortization" on the Consolidated Balance Sheets, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates. The unrealized gains and losses related to the investments held by Opinac Energy Corporation and the pension trust are included, net of tax, in "Common stockholders' equity" on the Consolidated Balance Sheets, while the realized gains and losses are included in "Other items (net)" on the Consolidated Income Statements. The recorded fair values and cost basis of the Company's investments in debt and equity securities is as follows:

------------------------------------------------------------------------------------------
                                         (In thousands of dollars)
                   -----------------------------------------------------------------------
At December 31,                  1996                                    1995
---------------    ----------------------------------    ---------------------------------
                                Gross                                   Gross
                              Unrealized     Fair                     Unrealized     Fair
Security Type      Cost      Gain  (Loss)    Value       Cost        Gain  (Loss)    Value
---------------    ----------------------------------    ---------------------------------
U.S. Government
Obligations        $ 24,782   $ 1,530 $ (33) $ 26,279   $ 16,271   $3,009   $ -    $ 19,280

Commercial Paper     90,495       739    -     91,234     47,105    1,019     -      48,124

Tax Exempt
Obligations          75,590     3,209  (147)   78,652     66,155    3,830     (72)   69,913

Corporate
Obligations          62,723     8,524  (422)   70,825     45,279    5,399    (344)   50,334

Other                 2,586       -      -      2,586     10,022      945     -      10,967
                   --------   ------- ------ --------   --------  -------   -----  --------
                   $256,176   $14,002 $(602) $269,576   $184,832  $14,202   $(416) $198,618
                   ========   ======= ====== ========   ========  =======   =====  ========





          Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:



                                    In thousands of dollars
                                    -----------------------

Year Ended December 31,         1996         1995        1994
-----------------------         ----         ----        ----
   Realized gains              $2,121       $2,523      $1,123

   Realized losses                806          328       1,637




          The contractual maturities of the Company's investments in debt securities is as follows:

---------------------------------------------------------
                             In thousands of dollars
                            -----------------------------
At December 31, 1996:       Fair Value          Cost
---------------------------------------------------------
Less than 1 year            $93,485           $92,523

1 year to 5 years            10,494            10,201

5 years to 10 years          38,543            36,969

Due after 10 years           97,378            92,787


NOTE 11.  INFORMATION REGARDING THE ELECTRIC AND GAS BUSINESSES

          The Company is engaged principally in the business of production, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. The Company provides electric service to the public in an area of New York State having a total population of about 3,500,000, including among others, the cities of Buffalo, Syracuse, Albany, Utica, Schenectady, Niagara Falls, Watertown and Troy. The Company distributes or transports natural gas in areas of central, northern and eastern New York having a total population of about 1,700,000 nearly all within the Company's electric service area. Certain information regarding the Company's electric and natural gas segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with the practice established for regulatory purposes. Identifiable assets include net utility plant, materials and supplies, deferred finance charges, deferred recoverable energy costs and certain other regulatory and other assets. Corporate assets consist of other property and investments, cash, accounts receivable, prepayments, unamortized debt expense and certain other regulatory and other assets. At December 31, 1996, total plant assets consisted of approximately 24% Nuclear, 20% Fossil/Hydro, 42% Transmission and Distribution, 11% Gas and 3% Common.

                                   In thousands of dollars
                                   -----------------------
                              1996          1995           1994
                              ----          ----           ----
Operating revenues:
  Electric                 $3,308,979    $3,335,548   $3,528,987
  Gas                         681,674       581,790      623,191
----------------------------------------------------------------
     Total                 $3,990,653    $3,917,338   $4,152,178
================================================================
Operating income before taxes:
  Electric                  $  438,590     $  587,282   $  469,371*
  Gas                          83,748        96,752       80,836
----------------------------------------------------------------
     Total                 $  522,338    $  684,034   $  550,207
================================================================
Pretax operating income, including AFC:
  Electric                 $  445,651    $  595,970   $  478,087
  Gas                          84,042        97,114       81,199
----------------------------------------------------------------
     Total                    529,693       693,084      559,286
----------------------------------------------------------------
Income taxes, included in operating expenses:
  Electric                     82,663       129,556       92,469
  Gas                          22,920        26,452       25,365
----------------------------------------------------------------
     Total                    105,583       156,008      117,834
----------------------------------------------------------------
Other (income) and
  deductions                  (35,367)        1,379      (21,410)
Interest charges              281,723       287,661      285,878
----------------------------------------------------------------
Income before
  extraordinary item       $  177,754    $  248,036   $  176,984
================================================================
Depreciation and amortization:
  Electric                 $  302,825    $  292,995   $  281,301
  Gas                          27,002        24,836       27,050
----------------------------------------------------------------
     Total                 $  329,827    $  317,831   $  308,351
================================================================
Construction expenditures (including nuclear fuel):
  Electric                 $  277,505    $  285,722   $  376,159
  Gas                          74,544        60,082      113,965
----------------------------------------------------------------
     Total                 $  352,049    $  345,804   $  490,124
================================================================


Identifiable assets:
  Electric                 $7,346,765    $7,592,287   $7,759,549
  Gas                       1,203,184     1,123,045    1,093,812
----------------------------------------------------------------
  Total                     8,549,949     8,715,332    8,853,361
Corporate assets              852,081       762,537      796,455
----------------------------------------------------------------
  Total assets             $9,402,030    $9,477,869   $9,649,816
================================================================

* Includes $196,625 of VERP expenses.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          Operating revenues, operating income, net income and earnings per common share by quarters from 1996, 1995 and 1994, respectively, are shown in the following table. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods.
Gas sales peak in the winter.

                        In thousands of dollars
                        -----------------------
                                                        EARNINGS
                                 OPERATING     NET       (LOSS)
                    OPERATING     INCOME      INCOME   PER COMMON
   QUARTER ENDED     REVENUES      (LOSS)     (LOSS)      SHARE
----------------------------------------------------------------
 December 31, 1996   $  971,106    $ 91,977    $(25,808)   $(.24)
              1995      966,478     113,510      27,874      .13
              1994    1,018,110     (10,536)    (77,422)    (.61)
----------------------------------------------------------------
September 30, 1996   $  895,713    $ 53,406    $(12,916)   $(.16)
              1995      887,231     114,126      46,941      .26
              1994      918,810     108,937      48,383      .27
----------------------------------------------------------------
     June 30, 1996   $  960,771    $113,363    $ 52,992    $ .30
              1995      938,816     121,985      54,485      .31
              1994      979,700     130,624      67,559      .42
----------------------------------------------------------------
    March 31, 1996   $1,163,063    $158,009    $ 96,122    $ .60
              1995    1,124,813     178,405     118,736      .75
              1994    1,235,558     203,348     138,464      .92
----------------------------------------------------------------



          In the fourth quarter of 1996 the Company recorded an extraordinary item for the discontinuance of regulatory accounting principles of $103.6 million (47 cents per common share).

          In the third quarter of 1996 the Company increased the allowance for doubtful accounts by $68.5 million (31 cents per common share).

          In the fourth quarter of 1994 the Company recorded $196.6 million (89 cents per common share) for the electric expense allocation of the VERP. In the fourth quarters of 1994 and 1995, the Company recorded, $12.3 million (6 cents per common share) and $16.9 million (8 cents per common share), respectively, for MERIT earned in accordance with the 1991 Agreement.

ELECTRIC AND GAS STATISTICS

ELECTRIC CAPABILITY

                               Thousands of kilowatts
                               ----------------------
          December 31,    1996       %        1995     1994
------------------------------------------------------------
Owned:

  Coal                   1,333      16.3     1,316     1,285
  Oil                      636       7.8       636       646
  Dual Fuel - Oil/Gas      700       8.5       700       700
  Nuclear                1,082      13.2     1,082     1,048
  Hydro                    617       7.5       665       700
                         -----      ----     -----     -----
                         4,368      53.3     4,399     4,379
                         -----      ----     -----     -----

Purchased:

  New York Power Authority

    -  Hydro            1,310       16.0     1,325     1,300
    -  Nuclear            110        1.3       110        74

  IPPs                  2,406       29.4     2,390     2,273
                        -----       ----     -----     -----
                        3,826       46.7     3,825     3,647
                        -----       ----     -----     -----
Total capability*       8,194      100.0     8,224     8,026
                        =====      =====     =====     =====

Electric peak load      6,021                6,211     6,458
                        =====                =====     =====

* Available capability can be increased during heavy load periods by purchases from neighboring interconnected systems.
          Hydro station capability is based on average December stream-flow conditions.



ELECTRIC STATISTICS
                                   1996         1995        1994
----------------------------------------------------------------
Electric sales (Millions of Kwh):
Residential                       10,109       10,055      10,316
Commercial                        11,564       11,613      11,739
Industrial                         7,148        7,061       7,382
Industrial-Special                 4,326        4,053       4,118
Municipal service                    246          229         227
Other electric systems             5,431        4,305       7,441
Subsidiary                           303          368         376
-----------------------------------------------------------------
                                  39,127       37,684      41,599

Electric revenues (Thousands of dollars):

Residential                   $1,252,165   $1,214,848  $1,226,490
Commercial                     1,237,385    1,237,502   1,268,083
Industrial                       524,858      523,996     574,251
Industrial-Special                58,444       56,250      49,217
Municipal service                 53,795       50,860      51,401
Other electric systems           113,391       88,936     157,826
Miscellaneous                     53,698      143,625     179,529
Subsidiary                        15,243       19,531      22,190
-----------------------------------------------------------------
                              $3,308,979   $3,335,548  $3,528,987

Electric customers (Average):

Residential                    1,405,083    1,399,725   1,393,273
Commercial                       145,149      144,731     143,017
Industrial                         2,045        2,122       2,069
Industrial-Special                    99           83          82
Other                              1,302        1,488       2,312
Subsidiary                        13,557       13,508      13,344
-----------------------------------------------------------------
                               1,567,235    1,561,657   1,554,097

Residential (Average):

Annual Kwh use per customer        7,195        7,184       7,404

Cost to customer per Kwh
  (in cents)                       12.39        12.08       11.89

Annual revenue per customer      $891.17      $867.92     $880.29


GAS STATISTICS

                                  1996         1995        1994
-----------------------------------------------------------------
Gas Sales (Thousands of Dth):

Residential                       56,728       51,842      56,491
Commercial                        25,353       23,818      25,783
Industrial                         2,770        2,660       3,097
Other gas systems                     30          161         244
-----------------------------------------------------------------
   Total sales                    84,881       78,481      85,615

Spot market                       10,459        1,723       1,572
Transportation of customer-
  owned gas                      134,671      144,613      85,910
-----------------------------------------------------------------
   Total gas delivered           230,011      224,817     173,097

Gas Revenues (Thousands of dollars):

Residential                   $  417,348   $  368,391  $  398,257
Commercial                       162,275      143,643     159,157
Industrial                        13,325       11,530      14,602
Other gas systems                    138          762       1,159
Spot market                       37,124        3,096       4,370
Transportation of customer-
  owned gas                       50,381       48,290      38,346
Miscellaneous                      1,083        6,078       7,300
-----------------------------------------------------------------
                              $  681,674   $  581,790  $  623,191
Gas Customers (Average):

Residential                      477,786      471,948     463,933
Commercial                        41,266       40,945      40,256
Industrial                           206          225         256
Other                                  6            1           1
Transportation                       713          652         661
-----------------------------------------------------------------
                                 519,977      513,771     505,107

Residential (Average):

Annual dekatherm use
  per customer                     118.7        109.8       121.8
Cost to customer per Dth         $  7.36      $  7.11     $  7.05
Annual revenue per customer      $873.50      $780.58     $858.44
Maximum day gas sendout
  (Dth)                        1,152,996    1,211,252     995,801


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Company has nothing to report for this item.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated herein by reference to the information under the captions "Business Background of Nominees and Directors" and "Section 16(a) Compliance" in the Company's Proxy Statement to be filed on April 7, 1997. The information regarding executive officers appears at the end of Part I of this Form 10-K Annual
Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated herein by reference to the information under the captions "Compensation and Succession Committee Interlocks and
Insider Participation; Certain Relationships and Related
Transactions," "Board of Directors' Compensation and Succession
Committee Report on Executive Compensation," "Executive
Compensation" and "Compensation of Directors" in the Company's
Proxy Statement to be filed on April 7, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

          Incorporated herein by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed on April
7, 1997. The Company knows of no arrangements, including any pledges by any person of its securities, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated herein by reference to the information under the caption "Compensation and Succession Committee Interlocks and
Insider Participation" in the Company's Proxy Statement to be filed on April 7, 1997.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Certain documents filed as part of the Form 10-K.

(1)       INDEX OF FINANCIAL STATEMENTS

          Report of Independent Accountants

          Consolidated Statements of Income and Retained Earnings for
            each of the three years in the period ended December 31,
            1996
          Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
          Notes to Consolidated Financial Statements

          Separate financial statements of the Company have been omitted since it is primarily an operating company and all consolidated subsidiaries are wholly-owned directly or by subsidiaries.

(2) The following financial statement schedules of the Company for the years ended December 31, 1996, 1995 and 1994 are included:

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

(3)       List of Exhibits:

          See Exhibit Index.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the period for which this report is filed.

(c)       Exhibits.

          See Exhibit Index.

(d)       Financial Statement Schedule.

          See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated March 13, 1997 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PRICE WATERHOUSE LLP



Syracuse, New York
March 13, 1997

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other                       at End
    Description              of Period    Expenses    Accounts   Deductions (a)  of Period
------------------------    ----------   ----------  ----------  --------------  ---------
 Allowance for Doubtful
Accounts - deducted from
 Accounts Receivable in
the Consolidated Balance
       Sheets

        1996                  $20,000      $127,648      800 (b)    $96,352        $52,096

        1995                    3,600        31,284   16,400 (b)     31,284         20,000

        1994                    3,600        39,599      -           39,599          3,600

(a)       Uncollectible accounts written off net of recoveries of $12,842, $10,830 and $7,969 in
          1996, 1995 and 1994, respectively.

(b)       The Company increased its allowance for doubtful accounts in 1995 and recorded a regulatory asset of $16,400, which reflects the amount that the Company expects to recover in rates.  In 1996, regulatory asset increased by $800 to $17,200.


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other                       at End
    Description              of Period    Expenses    Accounts      Deductions   of Period
------------------------    ----------   ----------  ----------     ----------   ---------
  Reserve for Loss on
     Investment -
   NM Uranium, Inc. -
 deducted from Utility
  Plant, Nuclear Fuel
in the Consolidated Balance
        Sheets

        1996                  $ 9,363      $  -      $   -          $   -          $ 9,363

        1995                   58,200       3,805        -           52,642 (c)      9,363

        1994                   56,300       1,900        -              -           58,200


(c)       Represents the portion of the carrying value of the investment charged to the reserve.



NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C          Column D      Column E
------------------------    ----------   ----------------------   ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                 Balance
                             Beginning    Costs and    Other                    at End
    Description              of Period    Expenses    Accounts    Deductions   of Period (e)
------------------------    ----------   ----------  ----------   ----------   ---------
   Miscellaneous
 Valuation Reserves

      1996                  $39,426      $10,261    $  -           $11,947      $37,740

      1995                   29,197       18,719       -             8,490       39,426

      1994                    9,167       20,030       -             -           29,197


(e)       The reserves relate primarily to certain inventory and non-rate base properties.



NIAGARA MOHAWK POWER CORPORATION

EXHIBIT INDEX
-------------

          In the following exhibit list, NMPC refers to the Company and CNYP refers to Central New York Power Corporation, a predecessor company. Each document referred to below is incorporated by reference to the files of the Commission, unless the reference to the document in the list is preceded by an asterisk. Previous filings with the Commission are indicated as follows:

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

b--NMPC Annual Report on Form 10-K for year ended December 31,
1990; and
c--NMPC Annual Report on Form 10-K for year ended December 31,
1992; and
d--NMPC Annual Report on Form 10-K for year ended December 31,
1993; and
e--NMPC Annual Report on Form 10-K for year ended December 31,
1994; and
f--NMPC Annual Report on Form 10-K for year ended December 31,
1995.
g--NMPC Quarterly Report on Form 10-Q for quarter ended March 31,
1993; and
h--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1993;
i--NMPC Quarterly Report on Form 10-Q for quarter ended June 30,
1995; and
j--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1996.

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

 3(b)      --By-Laws of NMPC, as amended September 26,
             1996.                                           j                   3(b)

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

 4(b)(29)  --Supplemental Indenture dated as of
             April 1, 1992, supplemental to
             Exhibit 4(1).                                   QQQ                 4(b)(78)

 4(b)(30)  --Supplemental Indenture dated as of
             June 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(79)

 4(b)(31)  --Supplemental Indenture dated as of
             July 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(80)

 4(b)(32)  --Supplemental Indenture dated as of
             August 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(81)

 4(b)(33)  --Supplemental Indenture dated as of
             April 1, 1993, supplemental to
             Exhibit 4(1).                                   g                   4(b)(82)

 4(b)(34)  --Supplemental Indenture dated as of
             July 1, 1993, supplemental to
             Exhibit 4(1).                                   h                   4(b)(83)

 4(b)(35)  --Supplemental Indenture dated as of
             September 1, 1993, supplemental to
             Exhibit 4(1).                                   h                   4(b)(84)

 4(b)(36)  --Supplemental Indenture dated as of
             March 1, 1994, supplemental to
             Exhibit 4(1).                                   d                   4(b)(85)

 4(b)(37)  --Supplemental Indenture dated as of
             July 1, 1994, supplemental to
             Exhibit 4(1).                                   e                   4(86)

 4(b)(38)  --Supplemental Indenture dated as of
             May 1, 1995, supplemental to
             Exhibit 4(1).                                   i                   4(87)

 4(b)(39)  --Agreement dated as of August 16, 1940,
             between CNYP, The Chase National Bank
             of the City of New York, as Successor
             Trustee, and The Marine Midland Trust
             Company of New York, as Trustee.                G                   7-23

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

(A)10-11a  --NMPC Officers' Incentive Compensation Plan -
             Plan Document.                                  b                   10-16

(A)10-11b  --NMPC Officers' Long Term Incentive
             Compensation Plan - Plan Document.              j                   10-11

(A)10-12   --NMPC Management Incentive Compensation Plan -
             Plan Document.                                  b                   10-17

(A)10-13   --NMPC Deferred Compensation Plan.                d                   10-16

(A)10-14   --NMPC Performance Share Unit Plan.               d                   10-17

(A)10-15   --NMPC 1992 Stock Option Plan.                    d                   10-18

(A)10-16   --NMPC 1995 Stock Incentive Plan.                 f                   10-31

*(A)10-17  --Employment Agreement between NMPC and
             David J. Arrington, Sr. Vice President,
             Human Resources, dated December 20, 1996.

*(A)10-18  --Employment Agreement between NMPC and
             Albert J. Budney, Jr., President and
             Chief Operating Officer, dated December
             20, 1996.

*(A)10-19  --Employment Agreement between NMPC and
             William E. Davis, Chairman of the Board
             and Chief Executive Officer, dated
             December 20, 1996.

*(A)10-20  --Employment Agreement between NMPC and
             Darlene D. Kerr, Sr. Vice President,
             Energy Distribution, dated
             December 20, 1996.

*(A)10-21  --Employment Agreement between NMPC and
             Gary J. Lavine, Sr. Vice President,
             Legal and Corporate Relations, dated
             December 20, 1996.

*(A)10-22  --Employment Agreement between NMPC and
             John W. Powers, Sr. Vice President and
             Chief Executive Officer, dated
             December 20, 1996.

*(A)10-23  --Employment Agreement between NMPC and
             B. Ralph Sylvia, Executive Vice President,
             Electric Generation and Chief Nuclear
             Officer, dated December 20, 1996.

*(A)10-24  --Employment Agreement between NMPC and
             Theresa A. Flaim, Vice President -
             Corporate Strategic Planning, dated
             December 20, 1996.

*(A)10-25  --Employment Agreement between NMPC and
             Steven W. Tasker, Vice President -
             Controller, dated December 20, 1996.

*(A)10-26  --Employment Agreement between NMPC and
             Kapua A. Rice, Corporate Secretary,
             dated December 20, 1996.

*(A)10-27  --Deferred Stock Unit Plan for Outside Directors.

*11        --Statement setting forth the computation of
             average number of shares of common stock outstanding.

*12        --Statements Showing Computations of Certain
             Financial Ratios.

*21        --Subsidiaries of the Registrant.

*23        --Consent of Price Waterhouse LLP,
             independent accountants.

*27        --Financial Data Schedule

-----------------------
(A) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


/TABLE

EXHIBIT 10-17



EMPLOYMENT AGREEMENT



Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and David J. Arrington (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2.   Duties.  The Executive shall serve the Company as its Senior Vice President
- Human Resources. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.
3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $190,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with
paragraph   g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (I) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (I) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan.

Thereafter, or in the event of termination of this Agreement pursuant to clause
(ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (I) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (I) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.

d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph g below.

(I) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or


(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (I) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.

In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (I) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life
(ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

I. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (I) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)
(2)(B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (I) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (I) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. David J. Arrington
4302 Hepatica Hill Road
Manlius, NY   13104


or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.




IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


____________________________     NIAGARA MOHAWK POWER CORPORATION
    David J. Arrington


By:______________________________
           WILLIAM E. DAVIS
        Chairman of the Board
   and Chief Executive Officer






SCHEDULE A

Modifications in Respect of David J. Arrington ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (I) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.

SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (I), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (I) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (I) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition insubstantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-18




EMPLOYMENT AGREEMENT




Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and Albert J. Budney, Jr.(the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2. Duties. The Executive shall serve the Company as its President and Chief Operating Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $315,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with
paragraph   4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (I) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (I) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (I) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (I) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.

d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(I) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof. The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (I) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998. In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted.
Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.

In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (I) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life
(ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any Executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

I. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall e deemed (I) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2)
(B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (I) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.


7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment. It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (I) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. Albert J. Budney, Jr.
8414 Hobnail Road
Manlius, NY   13104



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.



IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


_____________________________    NIAGARA MOHAWK POWER CORPORATION
    Albert J. Budney, Jr.


By:______________________________
         DAVID J. ARRINGTON
        Senior Vice President
           Human Resources



SCHEDULE A

Modifications in Respect of Albert J. Budney, Jr.("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (I) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.




SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (I), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (I) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (I) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-19




EMPLOYMENT AGREEMENT



Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and William E. Davis (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2. Duties. The Executive shall serve the Company as its Chairman of the Board and Chief Executive Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $450,500, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with
paragraph   4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (I) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (I) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (I) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (I) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(I) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof. The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (I) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination. In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (I) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

I. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (I) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.
j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2)
(B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (I) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment. It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (I) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. William E. Davis
88 West Lake Street
Skaneateles, NY   13152



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.
13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


__________________________     NIAGARA MOHAWK POWER CORPORATION
    William E. Davis


By:______________________________
           DAVID J. ARRINGTON
      Senior Vice President
         Human Resources




SCHEDULE A

Modifications in Respect of William E. Davis ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (I) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.


SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (I), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (I) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (I) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-20




EMPLOYMENT AGREEMENT




Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and Darlene D. Kerr(the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2.   Duties.  The Executive shall serve the Company as its Senior Vice President
- Energy Distribution. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $210,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.

d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(i) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.

In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life
(ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.

As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2)
(B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b)
(2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Ms. Darlene D. Kerr
245 Whitestone Circle
Syracuse, NY   13215



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.



IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


_____________________________  NIAGARA MOHAWK POWER CORPORATION
    Darlene D. Kerr


By:______________________________
           DAVID J. ARRINGTON
          Senior Vice President
             Human Resources
SCHEDULE A

Modifications in Respect of Darlene D. Kerr ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.


SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-21




EMPLOYMENT AGREEMENT




Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and Gary J. Lavine (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2.   Duties.  The Executive shall serve the Company as its Senior Vice President
- Legal and Corporate Relations. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $191,500, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.


d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(i) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.

In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life
(ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company orany entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.

As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)
(2) (B) of the Code) shallbe promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section
1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment. It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amountof any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. Gary J. Lavine
111 Holliston Circle
Fayetteville, NY   13066



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


_____________________________   NIAGARA MOHAWK POWER CORPORATION
    Gary J. Lavine

By:______________________________
           DAVID J. ARRINGTON
          Senior Vice President
            Human Resources
SCHEDULE A

Modifications in Respect of Gary J. Lavine ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.



SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-22



EMPLOYMENT AGREEMENT




Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and John W. Powers (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2. Duties. The Executive shall serve the Company as its Senior Vice President and Chief Financial Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $211,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (I) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (I) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (I) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (I) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(I) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (I) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

Notwithstanding anything contained herein to the contrary, the Company's obligations under this subparagraph to provide (I) benefits to Executive under the Company's employee benefit plans and (ii) death benefits under a life insurance policy shall be offset by any such benefits provided by the Company to Executive as a retired employee of the Company.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination. In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (I) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (I) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

Notwithstanding anything contained herein to the contrary, the Company's obligations under this subparagraph to provide (I) benefits to Executive under the Company's employee benefit plans and (ii) death benefits under a life insurance policy shall be offset by any such benefits provided by the Company to Executive as a retired employee of the Company.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

I. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (I) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.

j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.
As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)
(2) (B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (I) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment. It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (I) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:



If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. John W. Powers
112 Wooded Heights Drive
Camillus, NY   13031



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


_____________________________  NIAGARA MOHAWK POWER CORPORATION
     John W. Powers


By:______________________________
            DAVID J. ARRINGTON
          Senior Vice President
             Human Resources
SCHEDULE A

Modifications in Respect of John W. Powers ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (I) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.

III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.



SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (I), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (I) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 0% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (I) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-23




EMPLOYMENT AGREEMENT




Agreement made as of the 20th day of December, 1996, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and B. Ralph Sylvia (the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning December 20, 1996 and expiring on December 31, 1999, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1998 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date. Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2. Duties. The Executive shall serve the Company as its Executive Vice President - Electric Generation and Chief Nuclear Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.   Compensation.  During the term of this Agreement:

a. The Company shall pay the Executive a base salary at an annual rate of $295,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;

b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan, Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:

a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to the Executive's estate in accordance with paragraph 4g below.

b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises theCompany that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or (ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan.

Thereafter, or in the event of termination of this Agreement pursuant to clause
(ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.

c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.

d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (I) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.

(i) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or

(ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or

(v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or

(vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or

(vii) the Company fails to comply with and satisfy Section 5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.

The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.

e. The Company may terminate the Executive's employment at any time without Cause.

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in a lump sum no later than March 15, 1998.

In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.

In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life
(ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.

h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.

i. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.
j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.

As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b) (2) (B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.

k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.

5. Successor Liability. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and to agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

7. Non-Compete and Non-Solicitation. During the Executive's employment by the Company and for a period of one year following the termination thereof for any reason (other than following a Change in Control), the Executive covenants and agrees that he will not for himself or on behalf of any other person, partnership, company or corporation, directly or indirectly, acquire any financial or beneficial interest in (except as provided in the next sentence), provide consulting services to, be employed by, or own, manage, operate or control any business which is in competition with a business engaged in by the Company or any of its subsidiaries or affiliates in any state of the United States in which any of them are engaged in business at the time of such termination of employment for as long as they carry on a business therein. Notwithstanding the preceding sentence, the Executive shall not be prohibited from owning less than five (5%) percent of any publicly traded corporation, whether or not such corporation is in competition with the Company. The Executive hereby covenants and agrees that, at all times during the period of his employment and for a period of one year immediately following the termination thereof for any reason (other than following a Change in Control), the Executive shall not employ or seek to employ any person employed at that time by the Company or any of its subsidiaries, or otherwise encourage or entice such person or entity to leave such employment.

It is the intention of the parties hereto that the restrictions contained in this Section be enforceable to the fullest extent permitted by applicable law. Therefore, to the extent any court of competent jurisdiction shall determine that any portion of the foregoing restrictions is excessive, such provision shall not be entirely void, but rather shall be limited or revised only to the extent necessary to make it enforceable. Specifically, if any court of competent jurisdiction should hold that any portion of the foregoing description is overly broad as to one or more states of the United States, then that state or states shall be eliminated from the territory to which the restrictions of paragraph (a) of this Section applies and the restrictions shall remain applicable in all other states of the United States.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payments or benefits provided for in paragraph 4f or 4g hereof by seeking other employment or otherwise and no amounts earned by the Executive shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in paragraph 4f or 4g.

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and all applications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

10. Arbitration. Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Sections 6 or 7 hereof) or relating to or arising out of the Executive's employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Sections 6 or 7 hereof, or if the Company makes any claim under Sections 6 or 7, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary



If to the Executive:

Mr. B. Ralph Sylvia
124 Coachmans Whip
Baldwinsville, NY   13027



or to such other address as either party may designate by notice to the other, and shall be deemed to have been given upon receipt.

12. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto, and supersedes, and is in full substitution for any and all prior understandings or agreements, oral or written, with respect to the Executive's employment.

13. Amendment. This Agreement may be amended only by an instrument in writing signed by the parties hereto, and any provision hereof may be waived only by an instrument in writing signed by the party or parties against whom or which enforcement of such waiver is sought. The failure of either party hereto at any time to require the performance by the other party hereto of any provision hereof shall in no way affect the full right to require such performance at any time thereafter, nor shall the waiver by either party hereto of a breach of any provision hereof be taken or held to be a waiver of any succeeding breach of such provision or a waiver of the provision itself or a waiver of any other provision of this Agreement.

14. Obligation to Provide Benefits. The company may utilize certain financing vehicles, including a trust, to provide a source of funding for the Company's obligations under this Agreement. Any such financing vehicles will be subject to the claims of the general creditors of the Company. No such financing vehicles shall relieve the Company, or its successors, of its obligation to provide benefits under this Agreement, except to the extent the Executive receives payments directly from such financing vehicle.

15. Miscellaneous. This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by the Executive without the prior written consent of the other party. This Agreement shall be binding upon any successor to the Company, whether by merger, consolidation, reorganization, purchase of all or substantially all of the stock or assets of the Company, or by operation of law.

16. Severability. If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to principles of conflicts of law.

18. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

19. Performance Covenant. The Executive represents and warrants to the Company that the Executive is not party to any agreement which would prohibit the Executive from entering into this Agreement or performing fully the Executive's obligations hereunder.

20. Survival of Covenants. The obligations of the Executive set forth in Sections 6, 7, 9 and 10 represent independent covenants by which the Executive is and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


_____________________________    NIAGARA MOHAWK POWER CORPORATION
    B. Ralph Sylvia


By:______________________________
          DAVID J. ARRINGTON
         Senior Vice President
            Human Resources
SCHEDULE A

Modifications in Respect of B. Ralph Sylvia ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (i) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by the Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual bonus earned by the Executive under the Corporation's Annual Officers Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

II. Subsection 2.1 of Section II of the SERP is hereby modified to provide that full SERP benefits are vested following eight (8) years of continuous service with the Company (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to
Section III of the SERP without reduction for an Early Commencement Factor.


III. Subsection 4.3 of Section IV of the SERP is hereby modified to provide that in the event of (x) the Executive's involuntary termination of employment by the Company, at any time, other than for Cause, (y) the termination of this Agreement on account of the Executive's Disability or (z) the Executive's termination of employment for Good Reason within the 36 full calendar month period following a Change in Control (as defined in Schedule B of this Agreement), the Executive shall be 100% vested in his full SERP benefit (i.e., 60% of Earnings (as modified above) without reduction for an Early Commencement Factor) regardless of the Executive's years of continuous service with the Company. If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive benefits commencing no earlier than age 55, calculated pursuant to Section III of the SERP without reduction for an Early Commencement Factor.

IV. Except as provided above, the provisions of the SERP shall apply and control participation therein and the payment of benefits thereunder.



SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) of this Schedule B are satisfied; or

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 10-24

December 20, 1996




Theresa A. Flaim, Ph.D.
2907 Fargo Road
Baldwinsville, NY   13027

Dear Theresa:

Niagara Mohawk Power Corporation (the "Company") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company (as defined in Section 2). Hence, the Board of Directors has authorized the Company to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, the Company agrees that you shall receive the severance benefits described in this Agreement in the event your employment with the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1.   TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 1998, provided, however, that commencing on January 1, 1998, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.


2.   CHANGE IN CONTROL.

No benefits shall be payable under this Agreement unless there shall have been a Change in Control and your employment by the Company shall thereafter have been terminated in accordance with Section 3. For purposes of this Agreement, the term "Change in Control" shall mean:

(a) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses
(i), (ii) and (iii) of subparagraph (c) of this Section 2 are satisfied; or

(b) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


3.   TERMINATION FOLLOWING CHANGE IN CONTROL.

(a) Termination by the Company. You shall be entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)  Your Election to Terminate for Good Reason .   You shall be entitled to
the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to the Company within ninety (90) days after you both
(i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term "Good Reason" shall mean:

(1) the assignment to you of any duties which are materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2) a reduction by the Company in your base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4) the Company takes action which adversely affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5) the Company requires you to be based at any office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or

(7) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement as contemplated in
Section 7.


You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c) Termination Not Resulting in Benefits. You shall not be entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by the Company for Cause, (4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1) Retirement. "Retirement" shall mean termination on or after attaining age 65.

(2) Disability. By notice to you, the Company may terminate this Agreement upon your "Disability". You shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or
(ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3) Cause. By notice to you, the Company may terminate your employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Company which specifically identifies the manner in which the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause (ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of
Cause shall be made by the Board of Directors.   Following a Change in
Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from the Company in the event of the termination of your employment for Cause.

(d) Notice of Termination. Any termination by either party shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e) Date of Termination. "Date of Termination" shall mean the date specified in the Notice of Termination.


4.   COMPENSATION.

Where there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of the Company.

(a) Upon Termination for Disability. If your employment is terminated for Disability, your disability benefits shall be determined in accordance with the disability plans of the Company then in effect.

(b) Upon Termination for Cause. If your employment is terminated for Cause, the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and the Company shall have no further obligations to you under this Agreement.

(c) Upon Termination for Reasons Other Than Retirement, Disability, or Cause. If your employment is terminated (i) by the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1) The Company shall pay you your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2) The Company shall pay you a lump sum severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the Company's employee benefit plans for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3) The Company shall pay up to $25,000 in fees and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d) The payments provided to you under this Section will be in full and complete satisfaction of any and all obligations owing to you under this Agreement.


5.   LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of
Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on the Company. The Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.


6.   LEGAL FEES.

The Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.


7.   SUCCESSOR LIABILITY.

The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


8.   CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by you from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after your period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, you agree to deliver promptly to the Company upon termination of your services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.


9.   NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).


10.  ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if the Company makes any claim under Section 8, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.


11.  NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)  To the Company:

     Niagara Mohawk Power Corporation
     300 Erie Boulevard West
     Syracuse, New York   13202

     Attention: Corporate Secretary

(b)  To you :

     Theresa A. Flaim, Ph.D.
     2907 Fargo Road
     Baldwinsville, NY   13027



12.  ENTIRE AGREEMENT.

No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement.


13.  AMENDMENT.

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


14.   MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by you without the prior written consent of the other party.


15.  SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.


16.  GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.


17.   SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to the Company the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


NIAGARA MOHAWK POWER CORPORATION


By:________________________________
         DAVID J. ARRINGTON
   Senior Vice President - Human Resources



APPROVED AND AGREED:


__________________________________
     Theresa A. Flaim

Date: _________________________


EXHIBIT 10-25

December 20, 1996




Mr. Steven W. Tasker
1719 North Road
Tully, NY   13159

Dear Steve:

Niagara Mohawk Power Corporation (the "Company") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company (as defined in Section 2). Hence, the Board of Directors has authorized the Company to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, the Company agrees that you shall receive the severance benefits described in this Agreement in the event your employment with the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1.   TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 1998, provided, however, that commencing on January 1, 1998, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.

2.   CHANGE  IN CONTROL.

No benefits shall be payable under this Agreement unless there shall have been a Change in Control and your employment by the Company shall thereafter have been terminated in accordance with Section 3. For purposes of this Agreement, the term "Change in Control" shall mean:

(a) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (c) of this
Section 2 are satisfied; or

(b) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


 3.  TERMINATION FOLLOWING CHANGE IN CONTROL.

(a) Termination by the Company. You shall be entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)  Your Election to Terminate for Good Reason .   You shall be entitled to
the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to the Company within ninety (90) days after you both (i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term "Good Reason" shall mean:

(1) the assignment to you of any duties which are materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2) a reduction by the Company in your base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4) the Company takes action which adversely affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5) the Company requires you to be based at any office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or

(7) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement as contemplated in
Section 7.

You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c) Termination Not Resulting in Benefits. You shall not be entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by the Company for Cause, (4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1)  Retirement.  "Retirement" shall mean termination on or after attaining age
65.

(2) Disability. By notice to you, the Company may terminate this Agreement upon your "Disability". You shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or
(ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3) Cause. By notice to you, the Company may terminate your employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Company which specifically identifies the manner in which the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause (ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board of Directors. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from the Company in the event of the termination of your employment for Cause.

(d) Notice of Termination. Any termination by either party shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e) Date of Termination. "Date of Termination" shall mean the date specified in the Notice of Termination.


4.   COMPENSATION.

Where there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of the Company.

(a) Upon Termination for Disability. If your employment is terminated for Disability, your disability benefits shall be determined in accordance with the disability plans of the Company then in effect.

(b) Upon Termination for Cause. If your employment is terminated for Cause, the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and the Company shall have no further obligations to you under this Agreement.

(c) Upon Termination for Reasons Other Than Retirement, Disability, or Cause. If your employment is terminated (i) by the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1) The Company shall pay you your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2) The Company shall pay you a lump sum severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the Company's employee benefit plans for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3) The Company shall pay up to $25,000 in fees and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d) The payments provided to you under this Section will be in full and complete satisfaction of any and all obligations owing to you under this Agreement.


5.   LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on the Company. The Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.


6.   LEGAL FEES.

The Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.



7.   SUCCESSOR LIABILITY.

The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


8.   CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by you from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after your period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, you agree to deliver promptly to the Company upon termination of your services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.


9.   NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).


10.  ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if the Company makes any claim under
Section 8, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.


11.  NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)  To the Company:

     Niagara Mohawk Power Corporation
     300 Erie Boulevard West
     Syracuse, New York   13202

     Attention: Corporate Secretary


(b)  To you :

     Mr. Steven W. Tasker
     1719 North Road
     Tully, NY   13159



12.  ENTIRE AGREEMENT.

No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement.


13.  AMENDMENT.

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


14.   MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by you without the prior written consent of the other party.


15.  SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.


16.  GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.


17.   SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.



If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to the Company the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


NIAGARA MOHAWK POWER CORPORATION


By:________________________________
       DAVID J. ARRINGTON
   Senior Vice President -Human Resources




APPROVED AND AGREED:


__________________________________
           Steven W. Tasker

Date: _________________________






EXHIBIT 10-26

December 20, 1996




Mrs. Kapua A. Rice
12 Elmridge Road
Jamesville, NY   13078

Dear Kip:

Niagara Mohawk Power Corporation (the "Company") considers the establishment and maintenance of a sound and vital management to be essential to protecting and enhancing the best interests of the Company and its shareholders. In this connection, the Company recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may arise and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its shareholders. Accordingly, the Board of Directors of the Company (the "Board of Directors") has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management to their assigned duties without distraction in circumstances arising from the possibility of a Change in Control of the Company (as defined in Section 2). Hence, the Board of Directors has authorized the Company to enter into this Agreement with you and certain other officers of the Company.

In consideration of your agreements set forth below, the Company agrees that you shall receive the severance benefits described in this Agreement in the event your employment with the Company is terminated following a Change in Control in accordance with the terms of this Agreement.


1.   TERM OF AGREEMENT.

When fully executed, this Agreement shall be effective as of the date hereof and shall continue in effect through December 31, 1998, provided, however, that commencing on January 1, 1998, and each January 1 thereafter, the term of this Agreement shall automatically be extended for one additional year unless, not later than September 30 of the preceding year, the Company shall have given notice that it does not wish to extend this Agreement; and provided further, that, notwithstanding the delivery of any such notice, this Agreement shall continue in effect for a period of twenty-four (24) months after a Change in Control unless such notice was given at least 18 months prior to the date of the Change in Control.


2.   CHANGE IN CONTROL.

No benefits shall be payable under this Agreement unless there shall have been a Change in Control and your employment by the Company shall thereafter have been terminated in accordance with Section 3. For purposes of this Agreement, the term "Change in Control" shall mean:

(a) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses
(i), (ii) and (iii) of subparagraph (c) of this Section 2 are satisfied; or

(b) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


3.   TERMINATION FOLLOWING CHANGE IN CONTROL.

(a) Termination by the Company. You shall be entitled to the benefits provided under this Agreement when there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, except as otherwise provided in this Agreement.

(b)  Your Election to Terminate for Good Reason .   You shall be entitled to
the benefits provided under this Agreement when there has been a Change in Control followed by your election to terminate your employment within two years following such Change in Control for Good Reason. Such election must be made by written notice to the Company within ninety (90) days after you both
(i) have or should have had knowledge of conduct or an event allegedly constituting Good Reason and (ii) have reason to believe that such conduct or event could be grounds for Good Reason. For purposes of this Agreement, the term "Good Reason" shall mean:

(1) the assignment to you of any duties which are materially inconsistent in any adverse respect with your position or a substantial alteration adverse to you in the nature or status of your responsibilities from those in effect immediately prior to a Change in Control;

(2) a reduction by the Company in your base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or

(3) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which you participated or were eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or

(4) the Company takes action which adversely affects your participation in, or eligibility for, or materially reduces your benefits under, any of the plans described in (b) (3) above, or deprives you of any material fringe benefit enjoyed by you immediately prior to the Change in Control, or fails to provide you with the number of paid vacation days to which you were entitled immediately prior to the Change in Control; or

(5) the Company requires you to be based at any office or location other than one within a 50-mile radius of the office or location at which you were based immediately prior to the Change in Control; or

(6) the Company purports to terminate your employment otherwise than as expressly permitted by this Agreement; or

(7) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement as contemplated in
Section 7.


You shall have the sole right to determine, in good faith, whether any of the above events has occurred.

(c) Termination Not Resulting in Benefits. You shall not be entitled to the benefits provided under this Agreement, whether or not there has been a Change in Control, when the termination of your employment is due to (1) your Retirement, (2) your termination for Disability, (3) your termination by the Company for Cause, (4) your death or (5) your election to terminate for any reason not listed in subsection 3(b) above, all as defined below.

(1) Retirement. "Retirement" shall mean termination on or after attaining age 65.

(2) Disability. By notice to you, the Company may terminate this Agreement upon your "Disability". You shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that your physical or mental condition has rendered you unable to perform the essential functions of your position in a reasonable manner, with or without reasonable accommodation and will continue to render you unable to perform the essential functions of your position in such manner, for a period exceeding 12 consecutive months, or
(ii) due to a physical or mental condition, you have not performed the essential functions of your position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months.

(3) Cause. By notice to you, the Company may terminate your employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board of Directors both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) you are convicted of, or you have plead guilty or nolo contendere to, a felony; (ii) your willful and continued failure to perform substantially your duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to you by the Company which specifically identifies the manner in which the Company believes you have not substantially performed your duties; or (iii) you engage in conduct that constitutes gross neglect or willful misconduct in carrying out your duties under this Agreement involving material economic harm to the Company or any of its subsidiaries. In the event the termination notice is based on clause (ii) of the preceding sentence, you shall have ten (10) business days following receipt of the notice of termination to cure your conduct, to the extent such cure is possible, and if you do not cure within the ten (10) business day period, your termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of
Cause shall be made by the Board of Directors.   Following a Change in
Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board of Directors, excluding members who are employees of the Company, at a meeting called for the purpose of determining that you have engaged in conduct which constitutes Cause (and at which you had a reasonable opportunity, together with your counsel, to be heard before the Board of Directors prior to such vote). You shall not be entitled to the payment of any additional compensation from the Company in the event of the termination of your employment for Cause.

(d) Notice of Termination. Any termination by either party shall be communicated by written Notice of Termination to the other party in accordance with Section 11. A "Notice of Termination" shall indicate the specific termination provision in this Agreement relied upon and shall set forth the facts and circumstances claimed to provide a basis for termination of your employment.

(e) Date of Termination. "Date of Termination" shall mean the date specified in the Notice of Termination.


4.   COMPENSATION.

Where there has been a Change in Control followed by the termination of your employment by the Company within two years following such Change in Control, the following severance benefits shall be in lieu of any severance benefits to which you may otherwise be entitled under employee benefit plans of the Company.

(a) Upon Termination for Disability. If your employment is terminated for Disability, your disability benefits shall be determined in accordance with the disability plans of the Company then in effect.

(b) Upon Termination for Cause. If your employment is terminated for Cause, the Company shall pay you only your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, and the Company shall have no further obligations to you under this Agreement.

(c) Upon Termination for Reasons Other Than Retirement, Disability, or Cause. If your employment is terminated (i) by the Company for reasons other than Retirement, Disability, or Cause, or (ii) by you for Good Reason, you shall be entitled to the following benefits:

(1) The Company shall pay you your full salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given;

(2) The Company shall pay you a lump sum severance benefit, equal to 24 times your monthly salary rate in effect immediately prior to the circumstance giving rise to the Notice of Termination. In addition, you shall be entitled to continue participation in the Company's employee benefit plans for a 24-month period from the date of termination, provided, however, that if you cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to you and your dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event you become employed by another employer and become eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of your eligibility, but only to the extent that the Company reimburses you for any increased cost and provides any additional benefits necessary to give you the benefits provided hereunder; and

(3) The Company shall pay up to $25,000 in fees and expenses of any executive recruiting, counseling, or placement firm selected by you for purposes of seeking new employment following the Date of Termination.

(d) The payments provided to you under this Section will be in full and complete satisfaction of any and all obligations owing to you under this Agreement.


5.   LIMITATION ON PAYMENTS.

It is understood and agreed that no severance benefits hereunder shall be paid to the extent that such benefits (either alone or when aggregated with other benefits contingent on a Change in Control and paid to or for your benefit) constitute "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, under the circumstances set forth below, severance benefits payable under this Agreement shall be subject to the following reduction notwithstanding anything in this Agreement to the contrary. If the aggregate present value (as determined pursuant to Section 280G of the Code) of severance benefits payable under this Agreement which, together with all other payments by the Company to you or for your benefit, would be "parachute payments" within the meaning of
Section 280G of the Code, the payments pursuant to this Agreement shall be reduced (reducing first the severance benefit provided in the first sentence of Section 4 (c)(2) above hereof) to the largest amount as will result in no portion of such payments being treated as excess parachute payments.

The determination of whether and to what extent the payments shall be reduced under this Agreement, including apportionment among specific payments and benefits, shall be made by you in good faith, and such determination shall be conclusive and binding on the Company. The Company shall make the calculations referred to above within thirty days following the termination of your employment and shall provide such calculations and the basis therefor to you within such period. In the event a reduction is required, you shall give notice to the Company, within 20 days of your receipt of such calculations and related information, of your determination of the reduction.


6.   LEGAL FEES.

The Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which you may reasonably incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by you of the validity of, or liability under, this Agreement (including any contest by you about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for your legal fees and expenses if your position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.


7.   SUCCESSOR LIABILITY.

The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform. As used in this Agreement, "Company" shall mean the company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.


8.   CONFIDENTIAL INFORMATION.

You agree to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by you from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after your period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with your work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order you to divulge, disclose or make accessible such information. You agree to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, you agree to deliver promptly to the Company upon termination of your services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports, manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which you may then possess or have under your direct control, other than personal notes, diaries, Rolodexes and correspondence.


9.   NO MITIGATION.

You shall not be required to mitigate the amount of any payments or benefits provided for in Section 4(c) hereof by seeking other employment or otherwise and no amounts earned by you shall be used to reduce or offset the amounts payable hereunder, except as otherwise provided in Section 4(c).


10.  ARBITRATION.

Any dispute or controversy between the parties relating to this Agreement (except any dispute relating to Section 8 hereof) or relating to or arising out of your employment with the Company, shall be settled by binding arbitration in the City of Syracuse, State of New York, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association and shall be subject to the provisions of Article 75 of the New York Civil Practice Law and Rules. Judgment upon the award may be entered in any court of competent jurisdiction. Notwithstanding anything herein to the contrary, if any dispute arises between the parties under Section 8 hereof, or if the Company makes any claim under Section 8, the Company shall not be required to arbitrate such dispute or claim but shall have the right to institute judicial proceedings in any court of competent jurisdiction with respect to such dispute or claim. If such judicial proceedings are instituted, the parties agree that such proceedings shall not be stayed or delayed pending the outcome of any arbitration proceedings hereunder.


11.  NOTICES.

For the purposes of this Agreement, all notices shall be in writing and either hand delivered or delivered by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below or to such other address as either party may have furnished to the other in writing. Notice of change of address shall be effective only upon receipt. Notices shall be sent:

(a)  To the Company:

     Niagara Mohawk Power Corporation
     300 Erie Boulevard West
     Syracuse, New York   13202

     Attention: Corporate Secretary

(b)  To you :

     Mrs. Kapua A. Rice
     12 Elmridge Road
     Jamesville, NY   13078



12.  ENTIRE AGREEMENT.

No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by any party which are not expressly set forth in this Agreement.


13.  AMENDMENT.

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


14.   MISCELLANEOUS.

This Agreement is binding on and is for the benefit of the parties hereto and their respective successors, heirs, executors, administrators and other legal representatives. Neither this Agreement nor any right or obligation hereunder may be assigned by the Company (except to an Affiliate) or by you without the prior written consent of the other party.


15.  SEVERABILITY.

If any provision of this Agreement, or portion thereof, is so broad, in scope or duration, so as to be unenforceable, such provision or portion thereof shall be interpreted to be only so broad as is enforceable.


16.  GOVERNING LAW.

The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of New York without reference to principles of conflicts of law.


17.   SURVIVAL OF COVENANTS.

Your obligations set forth in Sections 8 and 10 represent independent covenants by which you are and will remain bound notwithstanding any breach by the Company, and shall survive the termination of this Agreement.


If this Agreement correctly sets forth our agreement on the subject matter hereof, please sign and return to the Company the enclosed copy of this Agreement which will then constitute our entire agreement on this subject.


NIAGARA MOHAWK POWER CORPORATION


By:________________________________
       DAVID J. ARRINGTON
   Senior Vice President - Human Resources



APPROVED AND AGREED:


__________________________________
           Kapua A. Rice

Date: _________________________


EXHIBIT 10-27

NIAGARA MOHAWK POWER CORPORATION

OUTSIDE DIRECTOR DEFERRED STOCK UNIT PLAN



Article 1.  Establishment, Purpose and Duration

1.1 Establishment of the Plan. Niagara Mohawk Power Corporation (hereinafter referred to as the "Company"), hereby establishes a plan to be known as the "Niagara Mohawk Power Corporation Outside Director Deferred Stock Unit Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan provides for the granting of deferred stock units and dividend equivalent deferred stock units, as described in Article 3. The Plan is effective as of January 1, 1996 (hereinafter referred to as the "Effective Date") and shall remain in effect until terminated as set forth hereunder.

1.2 Plan Purpose. The Plan is intended to link the long-term compensation of outside directors of the Company to the longer-term performance of the Company's stock through the payment of a portion of their compensation in deferred stock units, and permitting outside directors to elect to defer payment of additional compensation in deferred stock units, which become payable following the termination of the director's service on the Board of Directors of the Company (hereinafter referred to as the "Board").

Article 2.  Administration

2.1 The Committee. The Plan shall be administered by the Compensation and Succession Committee of the Board. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board.

2.2 Authority of the Committee. The Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and subject to the provisions herein, to determine the terms of deferred stock unit grants in a manner consistent with the Plan; to construe and interpret the Plan, or any agreement or instrument entered into under the Plan; to establish, amend or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 10 herein) to amend the terms and conditions of any outstanding grant. Further, the Committee shall make all other determinations that may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

2.3 Decision Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its shareholders, employees, participants in the Plan (hereinafter referred to as "participants") and their estates and beneficiaries.

2.4     Costs.  The Company shall pay all costs of administration of the Plan.

Article 3.  Eligibility and Participation

3.1 Eligibility. All directors of the Company who are not (i) employees of the Company or (ii) former employees of the Company receiving benefits under the Company's Pension Plan or Supplemental Executive Retirement Plan (hereinafter referred to as "Outside Directors"), shall be eligible to participate in the Plan.

3.2 Participation. Eligible Outside Directors who are credited with deferred stock units (hereinafter referred to as "DSUs"), as hereinafter provided in
Article 4, will be regarded as Participants.

Article 4.  Deferred Stock Units

4.1 Definition. A DSU is equal in value to one share of the Company's common stock and entitles the Participant to cash payments, following the termination of the Participant's Board service, in the manner elected by the Participant.

4.2     DSU Grants.

(a) Each Outside Director, as of the business day immediately following the Annual Meeting of the Company's shareholders, shall receive an annual grant of DSUs on such business day equal to the result of dividing (i) 50% of the Participant's annual retainer for service on the Board (60% if the Participant is a Committee Chairperson) by (ii) the average of the daily opening and closing stock prices of one share of the Company's common stock as reported in the consolidated transaction reporting system (hereinafter referred to as "Fair Market Value") on the date of grant. Notwithstanding the foregoing, the grant for calendar year 1996 shall be made on December 2, 1996.

(b) Each Outside Director as of the Effective Date shall receive a grant of DSUs on December 2, 1996 equal to the result of dividing (i) the present value of the Participant's retirement benefit as of the Effective Date under the Company's Outside Director Retirement Plan by (ii) the Fair Market Value on December 2, 1996. Notwithstanding the foregoing sentence, each such Outside Director who had attained age 60 as of the Effective Date may elect within 45 days after the date the Plan was adopted by the Board to have none or one-half of the present value of the Participant's retirement benefit converted to DSUs.

(c) Outside Directors may elect to defer payment of some portion of their annual retainer into DSUs of equivalent value at the time such election is approved by the Committee.

4.3 Dividend Equivalent Deferred Stock Units. Each time a cash dividend is declared on the Company's common stock, Participants will be credited with dividend equivalent deferred stock units on each DSU they have in their DSU accounts. These cash dividend credits will be converted into dividend equivalent DSUs by dividing the total of such cash dividend credits by the Fair Market Value of one share of the Company's common stock on the date the dividend was paid. Dividend equivalent DSUs will also entitle the Participant to future dividend credits. In the case of stock dividends, the number of dividend equivalent DSUs credited on each stock dividend payment date shall be equal to the number of shares (including fractional shares) that would have been issued as a stock dividend in respect of the Participant's DSUs and dividend equivalent DSUs previously credited to the Participant, as if such DSUs were actual shares.

4.4 DSU Accounts. A bookkeeping account will be established for each Participant which shall be credited with all DSUs and dividend equivalent DSUs that have been granted or credited to the Participant in accordance with the terms of this Plan.


Article 5.  DSU Payments

        The value of all DSU's credited to Participants' accounts will be paid in cash upon their termination of service from the Board in the manner which they have elected, as provided below. Notwithstanding the foregoing, all DSUs will become payable in a lump sum in cash immediately upon a Change in Control as defined in Article 6, based on the Fair Market Value of one share of the Company's common stock on the date of the Change in Control.

       In the event the Company enters bankruptcy before all DSUs have been paid to Participants, any outstanding DSUs credited to their accounts will not be paid until a period of six months following the date the Company, or any successor(s), emerges from bankruptcy. At that time, payment of unpaid DSUs will be made in accordance with the payment elections previously made by Participants.

       All Participants will receive payment following their termination of Board service as elected by the Participant, in a lump sum amount based on Fair Market Value of one share of the Company's common stock at the date of their termination, or in five annual installments. The first installment will be paid within 90 days following termination based on the stock price at time of termination, with the other installments paid on the first through fourth anniversaries of the Participant's date of termination from the Board. A Participant can change a payment election, provided it is made prior to the beginning of the year before the year of the Participant's termination of Board service. The Committee, may, however, accelerate the payment of any unpaid DSU installments if it deems this to be appropriate.

       If a Participant dies prior to receiving payment of all DSUs credited to the Participant's account, all unpaid DSUs will be paid in cash to the Participant's designated beneficiary, or the Participant's estate if no beneficiary is designated or survives the Participant. Such payments will be based on the Fair Market Value of one share of the Company's common stock at the time of the Participant's death.

Article 6.  Change in Control

       "Change in Control" of the Company shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:

(1) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (hereinafter referred to as a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (hereinafter referred to as the "Outstanding Shares") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subparagraph (3) below are satisfied; or
(2)Individuals who, as of the Effective Date, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75 % of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Shares and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition of the Outstanding Shares and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company; provided, however, that the implementation of the corporate restructuring contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6, 1995, or any substantially similar corporate restructuring (as determined by the Committee) shall not be deemed to be a "Change in Control".

Article 7.  Beneficiary Designation

       Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any DSUs credited to the Participant's account under the Plan is to be paid in case of his death before he receives payment in full of such DSUs. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during the Participant's lifetime. In the absence of any such designation or if no beneficiary survives the Participant, DSUs credited to the Participant's account remaining unpaid at the Participant's death shall be paid to the Participant's estate.

       The spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of beneficiary or beneficiaries other than the spouse.

Article 8.  Transferability of DSUs

       Notwithstanding the foregoing, the Committee may in its discretion authorize a Participant to transfer all or a portion of any DSUs credited to the Participant's account to the Participant's family members on such terms prescribed by the Committee. No DSUs granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all DSUs granted to a Participant under the Plan shall be exercisable/payable during his or her lifetime only by or to such Participant or his or her legal representative, except as provided in this Article.

Article 9.  Adjustments in DSU Credits

       In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure affecting the Company's shares, adjustments shall be made in the number of DSUs credited to Participants' accounts, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights.

Article 10.  Plan Amendment, Modification and Termination

       The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part. No such amendment, modification or termination shall adversely affect any DSUs previously credited to Participants' accounts under the Plan, without the written consent of Participants, unless such Plan amendment, modification, or termination is required by applicable law.

Article 11.  Successors

       All obligations of the Company under the Plan, with respect to DSUs granted hereunder shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation or otherwise, of all or substantially all of the business and/or assets of the Company .

Article 12.    Legal Construction

12.1 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine, the plural shall include the singular and the singular shall include the plural.

12.2 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

12.3 Requirements of Law. The granting of DSUs under the Plan shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

12.4 Governing Law. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with, and governed by, the laws of the State of New York, without regard to conflicts of law provisions.


EXHIBIT 11
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARIES

COMPUTATION OF AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING


                                                                    Average Number
                                                                    of Shares Out-
                                                                   standing as Shown
                                                                   on Consolidated
                            (1)             (2)                    Statements of In-
                         Shares of         Number         (3)      come (3 Divided
                          Common           of Days     Share Days  by Number of Days
Year Ended December 31,    Stock         Outstanding     (2 x 1)       in Year)
-----------------------  ---------       -----------   ----------  -----------------

        1996
        ----

January 1 - December 31  144,332,123         366     52,825,557,018

Shares issued at various
  times during the year -

  Acquisition - Syracuse
  Suburban Gas Company,
  Inc.                        33,091          *           6,397,653
                        ------------                 ---------------
                         144,365,214                 52,831,954,671     144,349,603
                        ============                 ==============     ===========

        1995
        ----

January 1 - December 31  144,311,466         365     52,673,685,090

Shares issued -
  Dividend Reinvestment
  Plan - January 31           19,016         335          6,370,360

  Acquisition - Syracuse
    Suburban - Gas Company,
    Inc. - October 4           1,641          89            146,049
                         -----------                 --------------
                         144,332,123                 52,680,201,499     144,329,319
                         ===========                 ==============     ===========

        1994
        ----

January 1 - December 31  142,427,057         365     51,985,875,805

Shares issued at various
  times during the year -

    Dividend Reinvestment
    Plan                   1,026,709          *         152,123,611

    Employee Savings
    Fund Plan                857,700          *         152,153,100
                         -----------                 --------------
                         144,311,466                 52,290,152,516     143,260,692
                         ===========                 ==============     ===========

*         Number of days outstanding not shown as shares represent an accumulation of weekly, monthly and quarterly issues throughout the year.  Share days for shares issued are based on the total number of days each share was outstanding during the year.

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
DIVIDENDS

                                               Year Ended December 31,
                              ------------------------------------------------------------
                                1996         1995         1994         1993        1992
                                ----         ----         ----         ----        ----
A. Net Income per Statements
   of Income                    $110,390     $248,036     $176,984     $271,831   $256,432

B. Taxes Based on Income or
   Profits                        66,221      159,393      111,469      147,075    155,504
                                --------     --------     --------     --------   --------
C. Earnings, Before Income
   Taxes                         176,611      407,429      288,453      418,906    411,936

D. Fixed Charges (a)             308,323      314,973      315,274      319,197    332,413
                                --------     --------     --------     --------   --------
E. Earnings Before Income
   Taxes and Fixed Charges       484,934      722,402      603,727      738,103    744,349

F. Allowance for Funds Used
   During Construction             7,355        9,050        9,079       16,232     21,431
                                --------     --------     --------      -------    -------

G. Earnings Before Income
   Taxes and Fixed Charges
   without AFC                  $477,579     $713,352     $594,648     $721,871   $722,918
                                ========     ========     ========     ========   ========

   Preferred Dividend Factor:

H. Preferred Dividend
   Requirements                 $ 38,281     $ 39,596     $ 33,673     $ 31,857   $ 36,512
                                --------     --------     --------     ---------  --------
I. Ratio of Pre-Tax Income
   to Net Income (C / A)            1.60         1.64         1.63         1.54       1.61
                                --------     ---------    ---------    --------- ---------
J. Preferred Dividend Factor
   (H x I)                      $ 61,250      $ 64,937     $ 54,887     $ 49,060  $ 58,784

K. Fixed Charges as above (D)    308,323       314,973      315,274      319,197   332,413
                                --------      --------     --------     --------  --------
L. Fixed Charges and Preferred
   Dividends Combined           $369,573      $379,910     $370,161     $368,257  $391,197
                                ========      ========     ========     ========  ========

M. Ratio of Earnings to
   Fixed Charges (E / D)            1.57          2.29         1.91         2.31      2.24
                                --------      --------     --------     --------  --------

N. Ratio of Earnings to Fixed
   Charges without AFC (G / D)      1.55          2.26         1.89         2.26      2.17
                                --------      --------     --------      -------- --------

O. Ratio of Earnings to Fixed
   Charges and Preferred
   Dividends Combined (E / L)       1.31          1.90         1.63         2.00      1.90
                                --------       -------     --------     --------  --------

(a)       Includes a portion of rentals deemed representative of the interest factor: $26,600 for
          1996, $27,312 for 1995, $29,396 for 1994, $27,821 for 1993 and $31,697 for 1992.

/TABLE

EXHIBIT 21
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANT

Name of Company                           State of Organization
---------------                           ---------------------

Opinac Energy Corporation              Province of Ontario, Canada
  (Note 1)

NM Uranium, Inc.                       Texas

EMCO-TECH, Inc. (Note 2)               New York

NM Suburban Gas, Inc.                  New York

NM Holdings, Inc. (Note 3)             New York

Moreau Manufacturing Corporation       New York

Beebee Island Corporation              New York

NM Receivables Corp.                   New York

Note 1:        At December 31, 1996, Opinac Energy Corporation has a 50 percent interest in CNP, which is incorporated in the Province of Ontario, Canada.  In addition, Opinac Energy
               Corporation has a 100 percent interest in an unregulated company, Plum Street
               Enterprises, Inc., which is incorporated in the State of Delaware.  CNP owns Cowley
               Ridge Partnership (an Alberta, Canada general partnership) and Canadian Niagara Wind
               Power Company, Inc. (incorporated in the Province of Alberta, Canada).

Note 2:        EMCO-TECH, Inc. is inactive at December 31, 1996.

Note 3:        At December 31, 1996, NM Holdings, Inc. owns Salmon Shores, Inc., Moreau Park, Inc.,
               Riverview, Inc., Hudson Pointe, Inc., Upper Hudson Development, Inc., Land Management
               & Development, Inc., OPropco, Inc. and LandWest, Inc.


/TABLE

EXHIBIT 23



Consent of Independent Accountants
----------------------------------




We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827 and 33-55546) of Niagara
Mohawk Power Corporation of our report dated March 13, 1997 appearing in the Company's Form 10-K dated March 27, 1997. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in this Form 10-K.







PRICE WATERHOUSE LLP

Syracuse, New York
March 27, 1997

SIGNATURES
----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NIAGARA MOHAWK POWER CORPORATION
                                   (Registrant)



Date   March 27, 1997          By /s/ Steven W. Tasker
                                  ---------------------------
                                  Steven W. Tasker
                                  Vice President-Controller
                                  and Principal Accounting Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                    Date
---------                      -----                    ----





/s/ William F. Allyn      Director                March 27, 1997
---------------------
William F. Allyn



                          Director,
                          President and Chief
/s/ Albert J. Budney, Jr. Operating Officer       March 27, 1997
------------------------
Albert J. Budney, Jr.




/s/ Lawrence Burkhardt, III   Director            March 27, 1997
---------------------------
Lawrence Burkhardt, III

/s/ Douglas M. Costle     Director                March 27, 1997
---------------------
Douglas M. Costle



                          Chairman of the
                          Board of Directors
                          and Chief Executive
/s/ William E. Davis      Officer                 March 27, 1997
--------------------
William E. Davis





/s/ William J. Donlon     Director                  March 27, 1997
---------------------
William J. Donlon




/s/ Anthony H. Gioia      Director                  March 27, 1997
--------------------
Anthony H. Gioia




/s/Bonnie Guiton Hill      Director                  March 27, 1997
---------------------
Bonnie Guiton Hill




/s/ Henry A. Panasci, Jr.  Director                  March 27, 1997
------------------------
Henry A. Panasci, Jr.




/s/ Patti McGill Peterson  Director                  March 27, 1997
-------------------------
Patti McGill Peterson

/s/ Donald B. Riefler     Director                  March 27, 1997
---------------------
Donald B. Riefler




/s/ Stephen B. Schwartz   Director                  March 27, 1997
-----------------------
Stephen B. Schwartz



                          Senior Vice President
                          and Chief Financial
/s/ John W. Powers        Officer                   March 27, 1997
--------------------
John W. Powers


                          Vice President-Controller
                          and Principal Accounting
/s/ Steven W. Tasker      Officer                   March 27, 1997
--------------------
Steven W. Tasker