Form 10-K/A
period 1996-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1997-05-01
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
-----------
(Amendment Number One)

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

ITEM 3.  LEGAL PROCEEDINGS.

          For a detailed discussion of additional legal proceedings, see
Part II, Item 8.  Financial Statements and Supplementary Data -
"Note 9.  Commitments and Contingencies - Tax Assessments, -
Litigation and - Environmental Contingencies."  See also Item 1.
Business - "Environmental Matters - Solid/Hazardous Waste," and
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-
Principle to Terminate or Restructure 44 IPP Contracts."  The
Company is unable to predict the ultimate disposition of the matters referred to below in (2), (3) and (4). For a discussion of the uncertainty regarding the Company's ability to recover these types of expenditures in rates, see Part II, Item 8. Financial
Statements and Supplementary Data - "Note 2.  Rate and Regulatory
Issues and Contingencies."

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

          4. In November 1993, Fourth Branch Associates Mechanicville (Fourth Branch) filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the Court granted the Company's motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court's order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch's complaint.

                   The Company and Fourth Branch had also entered into negotiations under a FERC mediation process. As a result of these negotiations, the Company had proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal included a provision that would require the discontinuance of all litigation between the parties.

                   Attempts to implement this proposal have been unsuccessful and the Company has informed FERC that its participation in the mediation efforts has been concluded. On January 14, 1997, the FERC Administrative Law Judge issued a report to FERC recommending that the mediation proceeding be terminated, leaving outstanding a Fourth Branch complaint to FERC that alleges anti-competitive conduct by the Company. The Company has made a motion to dismiss Fourth Branch's antitrust complaint before the FERC, which motion was opposed by Fourth Branch. A decision from FERC on this matter is pending.

                   The Company is unable to predict the ultimate disposition of the lawsuit referred to above. However, the Company believes it has meritorious defenses and intends to defend this lawsuit vigorously. No provision for liability, if any, that may result from this lawsuit has been made in the Company's financial statements.

SIGNATURES
----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NIAGARA MOHAWK POWER CORPORATION
                                   (Registrant)



Date:  May 1, 1997                By /s/ Steven W. Tasker
                                  ---------------------------
                                  Steven W. Tasker
                                  Vice President-Controller
                                  and Principal Accounting Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.