Form 10-Q
period 1997-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1997-05-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997
---------------------------------------------
OR

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

Common stock, $1 par value, outstanding at April 30, 1997 -
144,390,619
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For The Quarter Ended March 31, 1997


INDEX


        PART I.  FINANCIAL INFORMATION

        Glossary of Terms

Item 1.         Financial Statements.

        a)      Consolidated Statements of Income -
                Three Months Ended March 31, 1997 and 1996

        b)      Consolidated Balance Sheets - March 31,
                1997 and December 31, 1996

        c)      Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1997 and 1996

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

Item 6.         Exhibits and Reports on Form 8-K.

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
GLOSSARY OF TERMS
-----------------

TERM    DEFINITION


Dth     Dekatherms

FAC     Fuel Adjustment Clause

GAAP    Generally Accepted Accounting Principles

GwHrs   Gigawatt-hours

IPP     Independent Power Producer

Kwh     Kilowatt-hour

Mwh     Megawatt-hour

NRC     Nuclear Regulatory Commission

PPA     Power Purchase Agreement

PRP     Potentially Responsible Party

PSC     New York State Public Service Commission

SFAS    Statement of Financial Accounting Standards No. 71
No. 71  "Accounting for the Effects of Certain Types of Regulation"

SFAS    Statement of Financial Accounting Standards No. 101
No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71"

SFAS    Statement of Financial Accounting Standards No. 121
No. 121 "Accounting for the Impairment of Long-Lived Assets and for
        Long-Lived Assets to Be Disposed Of"

SFAS    Statement of Financial Accounting Standards No. 128
No. 128 "Earnings per Share"

Unit 1  Nine Mile Point Nuclear Station Unit No. 1

Unit 2  Nine Mile Point Nuclear Station Unit No. 2

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------

                                  THREE MONTHS ENDED MARCH 31,
                                  ---------------------------
                                      1997           1996
                                   ---------                                      ----------
                                   (In thousands of dollars)

OPERATING REVENUES:
  Electric                           $  877,369   $  851,137
  Gas                                   286,463      311,926
                                     ----------                                   ----------
                                      1,163,832    1,163,063
                                     ----------   ----------

OPERATING EXPENSES:
  Fuel for electric generation           37,465       49,564
  Electricity purchased                 328,803      287,308
  Gas purchased                         148,631      189,995
  Other operation and
   maintenance expenses                 206,665      209,022
  Depreciation and amortization          84,222       82,064
  Federal and foreign income taxes       72,639       56,623
  Other taxes                           126,109      130,478
                                     ----------   ----------
                                      1,004,534    1,005,054
                                     ----------   ----------
OPERATING INCOME                        159,298      158,009

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                    1,439         408
  Federal and foreign income taxes        4,162       3,804
  Other items (net)                       5,661       2,452
                                     ----------  ----------
                                         11,262       6,664
                                     ----------  ----------
INCOME BEFORE INTEREST CHARGES          170,560     164,673
                                     ----------  ----------

INTEREST CHARGES:
  Interest on long-term debt             67,960      68,191
  Other interest                            768       1,382
  Allowance for borrowed funds used
   during construction                   (1,190)     (1,022)
                                     -----------  ---------
                                         67,538      68,551
                                     -----------  ---------

NET INCOME                              103,022      96,122
Dividends on preferred stock              9,399       9,619
                                     ----------  ----------
BALANCE AVAILABLE FOR COMMON STOCK   $   93,623  $   86,503
                                     ==========  ==========

Average number of shares of common
  stock outstanding
  (in thousands)                        144,389     144,333

Balance available per average
  share of common stock              $      .65  $      .60


        The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


ASSETS                            MARCH 31, 1997
------                              (UNAUDITED)   DECEMBER 31, 1996
                                  -------------   -----------------
                                       (In thousands of dollars)
UTILITY PLANT:
   Electric plant                    $ 8,675,634  $ 8,611,419
   Nuclear fuel                          575,486      573,041
   Gas plant                           1,076,118    1,082,298
   Common plant                          306,363      292,591
   Construction work in progress         256,634      279,992
                                     -----------  -----------
      Total utility plant             10,890,235   10,839,341

Less-Accumulated depreciation and
  amortization                         3,970,505    3,881,726

      Net utility plant                6,919,730    6,957,615
                                     -----------  -----------

OTHER PROPERTY AND INVESTMENTS           263,290      257,145
                                     -----------  -----------

CURRENT ASSETS:
   Cash, including temporary cash
    investments of $425,515 and
    $223,829, respectively               467,504      325,398
   Accounts receivable (less allowance
    for doubtful accounts of $71,700
    and $52,100, respectively)           386,400      373,305
   Materials and supplies, at average cost:
     Coal and oil for production of
      electricity                         20,763       20,788
     Gas storage                           5,932       43,431
     Other                               120,744      120,914
   Prepaid taxes                          70,894       11,976
   Other                                  13,864       25,329
                                     -----------  -----------
                                       1,086,101      921,141
                                     -----------  -----------

REGULATORY ASSETS (NOTE 3):

   Regulatory tax asset                  387,376      390,994
   Deferred finance charges              239,880      239,880
   Deferred environmental
    restoration costs (Note 2)           225,000      225,000
   Unamortized debt expense               63,645       65,993
   Postretirement benefits other
    than pensions                         59,285       60,482
   Other                                 196,282      206,352
                                     -----------  -----------
                                       1,171,468    1,188,701
                                     -----------  -----------
OTHER ASSETS                              74,421       77,428
                                     -----------  -----------
                                     $ 9,515,010  $ 9,402,030
                                     ===========  ===========


        The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
----------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                  MARCH 31, 1997
                                   (UNAUDITED)    DECEMBER 31, 1996
                                  --------------                                  -----------------
                                      (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
     Common stock - $1 par value;
      authorized 185,000,000
      shares; issued 144,390,619
      and 144,365,214 shares,
      respectively                $  144,391        $  144,365
     Capital stock premium and
      expense                      1,781,394         1,783,725
     Retained earnings               751,105           657,482
                                  ----------        ----------
                                   2,676,890         2,585,572
                                  ----------        ----------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
     SHARES, $100 PAR VALUE:
       Non-redeemable (optionally
         redeemable), issued
         2,100,000 shares            210,000           210,000
       Redeemable (mandatorily
         redeemable), issued
         240,000 shares               22,200            22,200

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
     SHARES, $25 PAR VALUE:
       Non-redeemable (optionally
       redeemable), issued
       9,200,000 shares              230,000           230,000
     Redeemable (mandatorily
       redeemable), issued
       2,864,005 shares               64,530            64,530
                                  ----------        ----------
                                     526,730           526,730
                                  ----------        ----------
   Long-term debt                  3,478,628         3,477,879
                                  ----------                                     ----------
      TOTAL CAPITALIZATION         6,682,248         6,590,181
                                  ----------        ----------

CURRENT LIABILITIES:
   Long-term debt due within
     one year                         44,784            48,084
   Sinking fund requirements on
     redeemable preferred stock        8,870             8,870
   Accounts payable                  210,039           271,830
   Payable on outstanding bank
     checks                           20,913            32,008
   Customers' deposits                15,665            15,505
   Accrued taxes                      80,991             4,216
   Accrued interest                   73,045            63,252
   Accrued vacation pay               36,460            36,436
   Other                              52,861            52,455
                                  ----------        ----------
                                     543,628           532,656
                                  ----------        ----------

REGULATORY LIABILITIES (NOTE 3):
   Deferred finance charges          239,880           239,880
                                  ----------        ----------

OTHER LIABILITIES:
   Accumulated deferred income
    taxes                          1,349,583         1,331,913
   Employee pension and other
    benefits                         239,895           238,688
   Deferred pension settlement
    gain                              17,253            19,269
   Unbilled revenues                  32,081            49,881
   Other                             185,442           174,562
                                  ----------        ----------
                                   1,824,254         1,814,313
                                  ----------        ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
   Liability for environmental
     restoration                     225,000           225,000
                                  ----------        ----------
                                  $9,515,010        $9,402,030
                                  ==========        ==========

        The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH
---------------------------
(UNAUDITED)
-----------


                                  THREE MONTHS ENDED MARCH 31,
                                      1997           1996
                                  -------------   ------------
                                    (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                          $103,022      $ 96,122
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization      84,222        82,064
      Amortization of nuclear fuel        7,526        10,917
      Provision for deferred income
       taxes                             21,288        16,715
      Increase in net accounts
       receivable                       (30,895)      (47,875)
      Decrease in materials and
       supplies                          37,626        35,991
      Decrease in accounts payable
       and accrued expenses             (58,066)      (45,933)
      Increase in accrued interest
       and taxes                         86,568        56,493
      Changes in other assets and
       liabilities                      (20,173)      (15,670)
                                       ---------     ---------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES         231,118       188,824
                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction additions               (49,668)      (51,792)
   Nuclear fuel                          (2,445)       (2,912)
                                       ---------     --------
   Acquisition of utility plant         (52,113)      (54,704)
   Decrease in materials and supplies
    related to construction                  68           846
   Decrease in accounts payable and
    accrued expenses related to
    construction                        (14,517)      (11,483)
   (Increase) decrease in other
    investments                          (6,258)       33,971
   Other                                 (3,290)       (6,895)
                                      ---------      --------

      NET CASH USED IN INVESTING
       ACTIVITIES                       (76,110)      (38,265)
                                      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt              -           80,000
   Net change in revolving credit
    agreements                             -         (170,000)
   Reductions of preferred stock           -           (2,500)
   Reductions in long-term debt          (3,300)      (19,341)
   Dividends paid                        (9,399)       (9,619)
   Other                                   (203)         (396)
                                       --------      --------
        NET CASH USED IN FINANCING
          ACTIVITIES                    (12,902)     (121,856)
                                       --------      --------

NET INCREASE IN CASH                    142,106        28,703

Cash at beginning of period             325,398       153,475
                                       --------      --------

CASH AT END OF PERIOD                  $467,504      $182,178
                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                       $ 59,074      $ 61,291
   Income taxes paid                   $ 11,470      $ 17,367

        The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Niagara Mohawk Power Corporation and subsidiary companies (the "Company"), in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report to Shareholders on Form 10-K.

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

At December 31, 1996, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Accordingly, existing regulatory assets related to this business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) were charged against 1996 income as an extraordinary non-cash charge.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to companies with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures. In compliance with the requirements of this standard, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. The Company does not expect that the adoption of SFAS No. 128 will have a significant impact on the reporting of EPS for the Company, however, the announced agreement in principle to terminate or restructure IPP contracts is expected to result in the issuance of 46 million shares of common stock, representing approximately 25% of the anticipated fully-diluted outstanding common shares.

Certain amounts have been reclassified on the accompanying
Consolidated Financial Statements to conform with the 1997 presentation.

NOTE 2.   CONTINGENCIES.

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

The Company is currently aware of 87 sites with which it has been or may be associated, including 43 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites; and the United States Environmental Protection Agency figure for average cost to remediate a site. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility in certain of these PRP sites and is contesting liability accordingly.

As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at March 31, 1997 and December 31, 1996. This liability represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $850 million, including approximately $340 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. The Company has settled some of these claims and deferred the amount recovered, and continues to pursue others, but is unable to predict what the final ratemaking disposition will be.

TAX ASSESSMENTS: The Internal Revenue Service ("IRS") had conducted an examination of the Company's Federal income tax returns for the years 1987 and 1988 and had submitted a Revenue Agents' Report to the Company. The IRS had proposed various adjustments to the Company's federal income tax liability for these years which could have increased the Company's federal income tax liability by approximately $80 million, before assessment of penalties and interest. Included in these proposed adjustments were several significant issues involving Unit 2. In a letter dated April 10, 1997, the Company was notified by the Appeals Division of the IRS that a tentative settlement agreement with the Company had received final approval. The settlement agreement resulted in a net tax refund to the Company of an immaterial amount.

In addition, the IRS has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restructured under the agreement-in-principle with IPPs as described in Note 3, then it is possible that the effects of any proposed disallowance would be mitigated. The Company is vigorously defending its position on this issue.
The IRS has commenced its examination of the Company's federal income tax returns for the years 1991 through 1993.

LITIGATION: In March 1993, Inter-Power of New York, Inc. ("Inter-Power"), filed a complaint against the Company and certain of its officers and employees in the Supreme Court of the State of New York, Albany County ("NYS Supreme Court"). Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a PPA in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

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

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES.

The Company's financial statements conform to GAAP, as applied to regulated public utilities and reflect the application of SFAS No.
71. As discussed in Note 1, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $932 million, net of approximately $240 million of regulatory liabilities at March 31, 1997. These regulatory assets are probable of recovery. The portion of the $932 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $770 million, which is net of approximately $240 million of regulatory liabilities. Regulatory assets allocated to the rate-regulated gas distribution business are $162 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

The Company has concluded that the termination or restructuring of IPP contracts and implementation of PowerChoice, or a similar proposal, is the probable outcome of negotiations that have taken place since the PowerChoice announcement. Under PowerChoice, the separated non-nuclear generation business would no longer be rate-regulated on a cost-of-service basis and, accordingly, regulatory assets related to the non-nuclear power generation business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) at December 31, 1996, were charged against income as an extraordinary non-cash charge.

Of the remaining electric business, under PowerChoice, the Company expects that its nuclear generation and electric transmission and distribution business would continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company would continue to apply SFAS No. 71 to these businesses.

PowerChoice and the termination or restructuring costs of IPP contracts would result in rates that reflect reduced or stable costs that the Company believes would meet the Governor's stated economic objectives as to energy prices in New York State as well as the PSC's objectives (see Form 10-K for fiscal year ended December 31, 1996, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric"). Therefore, the Company expects the PSC would continue to apply the concept of cost-of-service based rates to the nuclear generation and transmission and distribution business. The Company expects that these cost-of-service based rates could be charged to and collected from customers without causing unanticipated reduction in demand. The Company proposes, and believes it is probable that the PSC would approve, deferral and recovery of the termination or restructuring costs of IPP contracts over a period not to exceed ten years. To the extent that deferral of the termination or restructuring cost would not be approved by the PSC and the Company determines, nonetheless, to effectuate the termination or restructuring, that amount would be charged to expense, which could have a material adverse effect on the financial condition, and in the year of the write-off, the results of operations of the Company. Furthermore, the Company does not expect the PSC to provide a return on the regulatory asset associated with IPP termination or restructuring costs. SFAS No. 71 does not require the Company to earn a return on regulatory assets in assessing its applicability. The Company believes that the prices it would charge for electric service, assuming no reduction in demand, including a non-bypassable transition charge, over the ten-year period would be sufficient to recover the regulatory asset for the termination or restructuring costs of IPP contracts and provide recovery of and a return on the remainder of its regulated assets, as appropriate. The Company expects that the reported amounts of future net income would be adversely affected by a lack of a return on the regulatory asset associated with the IPP termination or restructuring and the expected lower returns of the unregulated non-nuclear generating business.

The Company has been made aware of a recent request by the SEC Chief Accountant to the Public Utilities Committee of the American Institute of Certified Public Accountants to develop guidance on applying SFAS No. 101. The Emerging Issues Task Force ("EITF") has Issue No. 97-4 "Deregulation of the Pricing of Electricity-Issues Related to the Application of SFAS No. 71 and SFAS No. 101" on its agenda. It is the Company's understanding that the guidance may include when to discontinue SFAS No. 71, as well as the accounting applicable to recovering strandable costs on the transmission and distribution business that originate from generation assets. The Company cannot predict whether and when such guidance will be issued or the attendant consequences on the Company's financial condition or results of operations.

With the probable implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would face market prices, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company has determined that there is no impairment of its non-nuclear generating assets. In certain instances, the Company has considered opportunities to invest in changes in fuel sources that are technologically available, to improve cash flow. In one instance, the Company has considered the value of relocating a unit to a region where demand is greater. To the extent an impairment loss could not be otherwise avoided, the Company believes it would be able to recover the loss through a non-bypassable transition fee proposed in PowerChoice. The accounting for the recovery could be impacted by the actions that may be taken by the EITF as described above. In reaching conclusions as to impairment of non-nuclear generating assets, the Company must make significant estimates and judgments as to the future price of electricity, capacity factors and cost of operation of each of its generating units and, where necessary, the fair market value of each unit. As PowerChoice is implemented and generation markets become open to competition, these estimates and judgments may change. An update of the SFAS No. 121 assessment must be prepared when conditions occur which in the opinion of management may have impaired the value of these assets.

As described in Form 10-K for fiscal year ended December 31, 1996,
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP Contracts," the conclusion of the termination or restructuring of IPP contracts, and closing of the financing necessary to implement such termination or restructuring, as well as implementation of PowerChoice, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it would pursue a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income, based on regulatory assets associated with the nuclear generation and transmission and distribution businesses as of March 31, 1997, would be approximately $500.5 million or $3.47 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, the continued availability of the Company's senior debt facility and certain types of transfers of assets could be adversely impacted by any such write-downs.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of March 31, 1997 and the unaudited Consolidated Statements of Income and Cash Flows for the three-
month periods ended March 31, 1997 and 1996.   The accountants'
report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS



May 14, 1997

To the Stockholders and
Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York 13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 13, 1997, we expressed an unqualified opinion (containing explanatory paragraphs with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" [SFAS No. 71] for its nuclear generation, electric transmission and distribution and gas businesses and discontinuation of SFAS No. 71 for its non-nuclear generation business in 1996). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

To the Stockholders and
Board of Directors
May 14, 1997
Page 2

As discussed in Note 3, the Company believes that it continues to meet the requirements for application of SFAS No. 71 for its nuclear generation, electric transmission and distribution and gas businesses. In the event that the Company is unable to complete the termination or restructuring of independent power producer contracts and implement PowerChoice, this conclusion could change in 1997 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations.


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CHALLENGES

The Company faces significant challenges in its efforts to maintain its financial condition in the face of expanding competition.
While utilities across the nation must address these concerns to varying degrees, the Company believes that it is more financially vulnerable because of its large industrial customer base, an oversupply of high-cost mandated power purchases from IPPs, an excess supply of wholesale power at relatively low prices, a high tax burden, a stagnant economy in the Company's service territory and significant investments in nuclear plants. Moreover, solving the problems the Company faces, including the implementation of PowerChoice, requires the cooperation and agreement of third parties outside the Company's control and, thus, limits the options available to solve those problems and keep the Company financially viable.

UNIT 1 REFUELING AND MAINTENANCE OUTAGE

Some owners of older General Electric Company boiling water reactors, including the Company, have experienced cracking in horizontal welds in the plants' core shrouds. In response to industry findings, the Company installed pre-emptive modifications to the Unit 1 core shroud during a 1995 refueling and maintenance outage. The core shroud, a stainless steel cylinder inside the reactor vessel, surrounds the fuel and directs the flow of reactor water through the fuel assemblies.

Inspections conducted as part of the March 1997 refueling and maintenance outage, detected cracking in vertical welds not reinforced by the 1995 repairs. On April 8, 1997 the Company filed a comprehensive inspection and analysis report with the NRC that concluded that the condition of the Unit 1 core shroud supports the safe restart and operation of the plant.

On May 8, 1997, the NRC approved the Company's request to operate Unit 1 until a mid-cycle outage scheduled in approximately 14 months. The Company agreed to propose an inspection plan for the mid-cycle outage and submit the plan to the NRC at least three months before the outage is scheduled to begin. The plan which will specify the inspection methods to be used, will provide details on inspection of the shroud repair components and the shroud's horizontal, vertical and ring segment welds.

The refueling and maintenance outage, originally planned to be completed in early April 1997, was completed on May 10. In February 1997, the Company met with the NRC staff to discuss alleged violations of regulations at Unit 1 and Unit 2. In April 1997, the Company received a notice of a $200,000 fine from the NRC for violations at Unit 1 and Unit 2. The penalty is for violations related to corrective actions and design control. The Company paid the fine in May 1997 and is implementing appropriate corrective actions.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

(See Form 10-K for fiscal year ended December 31, 1996, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities
Proceeding - Electric.")

In February 1997, the PSC issued an Order on the potential Dairylea Cooperative, Inc. ("Dairylea") pilot program and stated that the utilities would have 45 days to work together and submit refined terms and conditions of the program; implementation would be expected within 90 days after such submission. Alternatively, utilities were permitted to file settlement agreements or testimony in the individual rates and restructuring cases that include retail access proposals similar to the Dairylea proposal.

On March 27, 1997, the Company submitted a Request for Rehearing of the Order, stating its belief that the PSC lacks authority to order involuntary retail wheeling. The Company's many concerns with the proposed Dairylea pilot program include: (a) the possible perception that any rate discounts ordered in this program should be expected when future retail access is extended to all of the Company's customers, (b) the fact that the rate discounts proposed by Dairylea may, in effect, constitute a partial disallowance of stranded costs, and (c) the diversion of resources from activities needed to advance toward full retail access for all customers. The Company is unable to predict the PSC's response to its request.

Subject to action on its Request for Rehearing, and in a good faith attempt to comply with the Order, on April 11, 1997 the Company submitted its proposal for a retail access pilot program for commercial farms and food processors. The Company estimates that it has approximately 863,000 Mwh in sales representing approximately $85 million in revenue that could potentially be eligible for this program. The Company's proposal is structured such that customer participation will not strand any costs or diminish the Company's profitability. PSC action on the proposal may be forthcoming in late May; the Company cannot predict whether it will be ordered to actually implement the program, and if so, whether the program will be structured in accordance with the Company's proposal. The Company cannot, at this time, predict whether it will implement the program, or whether it will seek regulatory and/or legal relief from future orders to implement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 versus Three Months Ended March
-----------------------------------------------------------------
31, 1996
--------

The following discussion presents the material changes in results of operations for the first quarter of 1997 in comparison to the same period in 1996. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year.

Earnings for the first quarter were $93.6 million or 65 cents per share, as compared with $86.5 million or 60 cents per share for the first quarter of 1996. Earnings per share increased 5 cents per share, despite lower electric and natural gas sales that occurred as a result of warmer weather. Higher gas margin, resulting primarily from the restructuring of gas rates and the timing of the recognition of interstate gas pipeline transportation cost under the new multi-year gas rate settlement agreement, added 8 cents per share and an increase in bad debt expense reduced earnings by 2 cents per share. Such restructuring of gas rates and the change in recognition of gas cost will cause the company to experience a higher gas margin during high volume periods, such as in the winter months, and a lower gas margin during the low volume periods, such as in the summer months. The gas margin favorability in the first quarter (which was 2 cents per share lower than expected due to the milder than normal weather) due to the change in the timing of the recognition of pipeline costs will reverse during the second and third quarters, which are lower sales volume periods.

ELECTRIC REVENUES

Electric revenues increased $26.2 million or 3.1% from 1996. FAC revenues increased $35.1 million, primarily as a result of the Company's increased payments to the IPPs recovered through the FAC, offset by a decrease in volume and mix of sales to ultimate customers of $8.9 million.

ELECTRIC SALES

Electric sales to ultimate consumers were approximately 8.8 billion Kwh in the first quarter of 1997, a 1.8% decrease from 1996 primarily as a result of warmer weather. After adjusting for the effects of weather, sales to ultimate consumers increased 0.9%. Sales for resale decreased 9 million Kwh (0.8%) resulting in a net decrease in total electric sales of 292 million Kwh (2.9%).


                                           THREE MONTHS ENDED MARCH 31,

                           ELECTRIC REVENUES (Thousands)               SALES (GwHrs)
                         ----------------------------------     --------------------------
                                                       %                              %
                            1997          1996       Change     1997      1996      Change
Residential               $352,919      $355,778     ( 0.8)     2,877     2,991     ( 3.8)
Commercial                 314,291       309,855       1.4      2,988     3,021     ( 1.1)
Industrial                 129,943       125,874       3.2      1,738     1,754     ( 0.9)
Industrial - Special        14,922        14,524       2.7      1,099     1,093       0.5
Other                       13,888        13,126       5.8         64        64        -
                          --------      --------     ------     -----    ------     ------
Total to Ultimate
  Consumers                825,963       819,157       0.8      8,766     8,923     ( 1.8)
Other Electric Systems      23,949        28,195     (15.1)     1,183     1,192     ( 0.8)
Miscellaneous/Subsidiary    27,457         3,785     625.4        -         126        -
                          --------      --------     ------     -----    ------     ------
      TOTAL               $877,369      $851,137       3.1      9,949    10,241      (2.9)
                          ========      ========     ======     =====    ======     ======

/TABLE

As indicated in the table below, internal generation decreased in 1997, principally due to the outage at Unit 1.

The Company's management of its IPP power supply generally divides the projects into three groups: hydroelectric, "must run" cogeneration and schedulable cogeneration projects.

Due to high precipitation and spring run-off levels so far this year, hydroelectric IPP projects produced and delivered an increase of 68 GwHrs or 15.1% under PPAs resulting in increased payments to those IPPs of $8.4 million.

A substantial portion of the Company's portfolio of IPP projects operate on a "must run" basis. This means that they tend to run at maximum production levels regardless of the need or economic value of the electricity produced. Must run IPPs produced and delivered an increase of 50 GwHrs or 2.2% under PPAs resulting in increased payments to those IPPs of $5.1 million, in part due to escalating contract rates.

Quantities from schedulable cogeneration IPPs increased 234 GwHrs or 33.7%. Payments to schedulable IPPs increased $9.9 million, in part due to escalating contract rates. The terms of these PPAs allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company is also required to make fixed payments, so long as the IPP plants are available for service. (See Form 10-K for the fiscal year ended December 31, 1996, Part II, Item 8. Notes to Consolidated Financial Statements - "Note 9. Commitments and Contingencies - Long-term Contracts for the Purchase of Electric Power.")


                                          THREE MONTHS ENDED MARCH 31,

                              GwHrs                   Cost (Millions)          Cents/Kwh
                    ----------------------      --------------------------     ------------
                                       %                               %
                     1997    1996    Change      1997       1996     Change    1997   1996

FUEL FOR ELECTRIC GENERATION:

 Coal                1,728   1,935   (10.7)    $ 24.0      $ 27.6    (13.0)     1.4    1.4
 Oil                    71     244   (70.9)       3.7         9.9    (62.6)     5.2    4.1
 Natural Gas            27       1  2600.0        1.3         0.2    550.0      4.8   20.0
 Nuclear             1,871   2,343   (20.1)       9.2        13.1    (29.8)     0.5    0.6
 Hydro                 990   1,026    (3.5)        -           -        -        -      -
                     -----   -----  ------     ------      ------    ------     ---    ---
                     4,687   5,549   (15.5)      38.2        50.8    (24.8)     0.8    0.9
                     -----   -----  ------     ------      ------    ------     ---    ---

ELECTRICITY PURCHASED:

IPPs:
 Capacity              -       -        -         56.6       53.2      6.4       -      -
 Energy and taxes    3,759   3,407    10.3       237.5      217.5      9.2      6.3    6.4
                    ------  ------   ------   --------     ------   -------     ---    ---

Total IPP purchases  3,759   3,407    10.3       294.1      270.7      8.6      7.8    7.9
Other                2,288   2,312    (1.0)       30.6       31.7     (3.5)     1.3    1.4
                    ------  ------   ------   --------     ------   -------     ---    ---
                     6,047   5,719     5.7       324.7      302.4      7.4      5.4    5.3
                    ------  ------   ------   --------     ------   -------     ---    ---
Total Supply        10,734  11,268    (4.7)      362.9      353.2      2.7      3.4    3.2
                    ------  ------   ------   --------     ------   -------     ---    ---
Fuel adjustment
 clause                -       -        -          3.4      (16.3)  (120.9)      -      -
Losses/Company use     785   1,027   (23.6)         -         -        -         -      -
                    ------  ------   ------   --------     ------   -------     ---    ---
Sales                9,949  10,241    (2.9)     $366.3     $336.9      8.7      3.7    3.3
                    ======  ======   ======   ========     ======   =======     ===    ===

/TABLE

GAS REVENUES

Gas revenues decreased $25.5 million or 8.2% in 1997 from the comparable period in 1996 as set forth in the table below:

Sales to ultimate consumers               $(32.4) million
Spot market sales                          (20.8)
Purchased gas adjustment clause revenues    30.4
Change in base rates                        (2.7)
                                          -------

                                          $(25.5) million
                                          =======

GAS SALES

Due to warmer weather during the first quarter of 1997, gas sales to ultimate consumers decreased 5.8 million Dth or 13.5% from the first quarter of 1996. After adjusting for the effects of weather, sales to ultimate consumers decreased 2.3% primarily due to the migration of certain large commercial sales customers to the transportation class. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                                  THREE MONTHS ENDED MARCH 31,

                          GAS REVENUES (Thousands)           SALES (Thousands of Dth)
                      -------------------------------     -------------------------------
                                                  %                                %
                        1997         1996       Change      1997       1996      Change
                        ----         ----       ------      ----       ----
Residential           $188,687     $191,772      (1.6)     25,764     28,387      (9.2)
Commercial              72,500       81,099     (10.6)     10,540     12,903     (18.3)
Industrial               3,412        7,189     (52.5)        678      1,476     (54.1)
                      --------     --------    -------     ------     ------     ------
Total to Ultimate
   Consumers           264,599      280,060      (5.5)     36,982     42,766     (13.5)
Transportation of
   Customer-Owned Gas   15,313       14,057       8.9      41,702     32,405      28.7
Spot Market Sales        3,082       23,880     (87.1)      1,088      5,583     (80.5)
Miscellaneous            3,469       (6,071)   (157.1)       -          -           -
                      --------     --------    -------     ------     ------     ------
  TOTAL TO SYSTEM
   CORE CUSTOMERS     $286,463     $311,926      (8.2)     79,772     80,754      (1.2)
                      ========     ========    =======     ======     ======     ======

The total cost of gas included in expense decreased 21.8% in 1997. This was the result of a 6.5 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($19.6 million), a $15.2 million decrease in Dth purchased for spot market sales, and a $25.2 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, partially offset by a 16.3% increase in the average cost per Dth purchased ($18.6 million). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, decreased to $3.82 in 1997 from $3.85 in 1996.

BAD DEBT EXPENSE for the first quarter of 1997 was $21.3 million as compared with $16.6 million in 1996. The increase in bad debt expense reflects the implementation of the risk assessment methodology in the third quarter of 1996, which puts more emphasis on past-due balances. Previously, the Company followed regulatory practice and consequently focused on final billed accounts only (typically accounts that are no longer active). As a result, bad debt expense will vary more directly with revenues, which are seasonal, to some degree.

The increase in FEDERAL AND FOREIGN INCOME TAXES (NET) of approximately $15.7 million was primarily due to an increase in pre-tax income.

OTHER TAXES decreased by $4.4 million primarily as a result of lower real estate taxes ($3.8 million).

OTHER ITEMS (NET) increased $3.2 million primarily due to higher interest income ($3.8 million) as a result of an increase in temporary cash investments.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          With reference to the Company's 1996 Form 10-K Annual Report,
          Item 3. Legal Proceedings, the following matter is  updated:

          Norcon Litigation
          -----------------

          With regard to the complaint filed against the Company by Norcon Power Partners, L.P. ("Norcon"), on March 25, 1997, the U.S. Court of Appeals for the Second Circuit ordered that the question of whether there exists under New York commercial law the right to demand firm security on an electric contract should be certified to the N.Y. Court of Appeals, the highest New York court, for final resolution. The Second Circuit order effectively stayed the U.S. District Court's order against the Company in Norcon, pending final disposition by the N.Y. Court of Appeals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

          Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 1997 and 1996.

          Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1997.

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

(b)       Report on Form 8-K:

          Form 8-K Reporting Date - March 10, 1997.

          Item reported - Item 5.  Other Events.

          Registrant filed information concerning the March 10, 1997 announced agreement-in-principle to restructure or terminate 44 power purchase contracts for a combination of cash and securities.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NIAGARA MOHAWK POWER CORPORATION
                                    (Registrant)





Date:  May 14, 1997      By /s/ Steven W. Tasker
                            --------------------
                            Steven W. Tasker
                            Vice President-Controller and
                            Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

EXHIBIT INDEX
-------------

EXHIBIT NUMBER                   DESCRIPTION
--------------                   -----------


11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 1997 and 1996.

12 Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1997.

15              Accountants' Acknowledgement Letter.

27              Financial Data Schedule.

EXHIBIT 11
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months Ended March 31, 1997 and 1996

                                                                              (4)
                                                                      Average Number of
                                                                      Shares Outstanding As
                                  (1)           (2)         (3)     Shown on Consolidated
                                Shares of    Number of     Share        Statement of Income
                                 Common        Days         Days       (3 divided by number
                                 Stock       Outstanding   (2 x 1)      of Days in Period)
                                ---------    -----------   -------     --------------------

FOR THE THREE MONTHS
ENDED MARCH 31:
JANUARY 1 - MARCH 31, 1997      144,365,214   90         12,992,869,260

SHARES ISSUED -
 ACQUISITION - SYRACUSE
 SUBURBAN GAS COMPANY, INC.-
 JANUARY 6                           25,405   85              2,159,425
                                -----------              --------------
                                144,390,619              12,995,028,685    144,389,208
                                ===========              ==============    ===========

January 1 - March 31, 1996      144,332,123   91         13,134,223,193

Shared issued -
 Acquisition - Syracuse
 Suburban Gas Company, Inc.-
 February 5                             732   56                 40,992
                                -----------              --------------
                                144,332,855              13,134,264,185    144,332,573
                                ===========              ==============    ===========



NOTE:           Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

/TABLE

EXHIBIT 12
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------


Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the
Twelve Months Ended March 31, 1997 (in thousands of dollars)

A.  Net income (a)                                 $117,290

B.  Taxes Based on Income or Profits                 81,879
                                                   --------
C.  Earnings, Before Income Taxes                   199,169

D.  Fixed Charges (b)                               307,251
                                                   --------
E.  Earnings Before Income Taxes and
    Fixed Charges                                   506,420

F.  Allowance for Funds Used During
    Construction (AFC)                                8,554
                                                   --------
G.  Earnings Before Income Taxes and
    Fixed Charges without AFC                      $497,866
                                                   ========

     PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements                $ 38,061
                                                   --------
I.  Ratio of Pre-tax Income to Net
    Income (C/A)                                      1.698
                                                   --------
J.  Preferred Dividend Factor (HxI)                $ 64,628

K.  Fixed Charges as Above (D)                      307,251
                                                   --------
L.  Fixed Charges and Preferred Dividends
    Combined                                       $371,879
                                                   ========
M.  Ratio of Earnings to Fixed
    Charges (E/D)                                      1.65
                                                   ========
N.  Ratio of Earnings to Fixed Charges
    without AFC (G/D)                                  1.62
                                                   ========
O.  Ratio of Earnings to Fixed Charges
    and Preferred Dividends Combined (E/L)             1.36
                                                   ========


(a) Includes the extraordinary item of $67,364 recorded in December 1996 for the discontinuance of regulatory accounting principles, net of income taxes of $36,273.

(b) Includes a portion of rentals deemed representative of the interest factor ($26,373).

/TABLE

EXHIBIT 15
----------


May 14, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated May 14, 1997 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and
in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-45898, 33-50703, 33-51073, 33-54827 and 33-
55546). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP