Form 10-Q
period 1997-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1997-08-12
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
---------------------------------------------
OR

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

Common stock, $1 par value, outstanding at July 31, 1997 -
144,419,351

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For the Quarter Ended June 30, 1997


INDEX
-----

           PART I.  FINANCIAL INFORMATION

Glossary of Terms

Item 1.         Financial Statements.

           a)   Consolidated Statements of Income -
                Three Months and Six Months ended
                June 30, 1997 and 1996

           b)   Consolidated Balance Sheets - June 30,
                1997 and December 31, 1996

           c)   Consolidated Statements of Cash Flows -
                Six Months ended June 30, 1997 and 1996

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

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
GLOSSARY OF TERMS
-----------------

TERM              DEFINITION
----              ----------

Dth               Dekatherms

FAC               Fuel Adjustment Clause

FERC              Federal Energy Regulatory Commission

GAAP              Generally Accepted Accounting Principles

GRT               New York State Gross Receipts Tax

GWh               Gigawatt-hours

IPP               Independent Power Producer

KWh               Kilowatt-hours

MWs               Megawatts

MRA               Master Restructuring Agreement

NRC               Nuclear Regulatory Commission

NYPA              New York Power Authority

PPA               Power Purchase Agreement

PRP               Potentially Responsible Party

PSC               New York State Public Service Commission

QF                Qualifying Facility

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

SFAS              Statement of Financial Accounting Standards No. 128
No. 128           "Earnings per Share"

Unit 1            Nine Mile Point Nuclear Station Unit No. 1

Unit 2            Nine Mile Point Nuclear Station Unit No. 2

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
-----------------------------------------------

                                    THREE MONTHS ENDED JUNE 30,
                                    ---------------------------
                                       1997            1996
                                     ---------      ----------
                                     (In thousands of dollars)

OPERATING REVENUES:
  Electric                          $ 804,537      $ 804,457
  Gas                                 141,161        156,314
                                   ----------     ----------
                                      945,698        960,771
                                   ----------     ----------
OPERATING EXPENSES:
  Fuel for electric generation         35,192         36,937
  Electricity purchased               316,998        301,057
  Gas purchased                        62,924         80,557
  Other operation and maintenance
   expense                            199,792        200,343
  Depreciation and amortization        84,799         82,142
  Federal and foreign income taxes     28,032         29,392
  Other taxes                         115,289        116,980
                                   ----------     ----------
                                      843,026        847,408
                                   ----------     ----------

OPERATING INCOME                      102,672        113,363
                                   ----------     ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                  1,197            794
  Federal and foreign income taxes      1,150            857
  Other items (net)                     5,072          6,731
                                   ----------     ----------
                                        7,419          8,382
                                   ----------     ----------

INCOME BEFORE INTEREST CHARGES        110,091        121,745
                                   ----------     ----------

INTEREST CHARGES:
  Interest on long-term debt           68,929         68,597
  Other interest                        1,405            789
  Allowance for borrowed funds used
   during construction                   (992)          (633)
                                   ----------     ----------
                                       69,342         68,753
                                   ----------     ----------

NET INCOME                             40,749         52,992
Dividends on preferred stock            9,409          9,532
                                   ----------     ----------
BALANCE AVAILABLE FOR COMMON STOCK $   31,340     $   43,460
                                   ==========     ==========

Average number of shares of common
  stock outstanding (in thousands)    144,391        144,337

Balance available per average
  share of common stock            $      .22     $      .30

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                                      1997            1996
                                    ---------     ----------
                                    (In thousands of dollars)


OPERATING REVENUES:
  Electric                          $1,681,906     $1,655,594
  Gas                                  427,624        468,240
                                    ----------     ----------
                                     2,109,530      2,123,834
                                    ----------     ----------

OPERATING EXPENSES:
  Fuel for electric generation          72,657         86,501
  Electricity purchased                645,801        588,365
  Gas purchased                        211,555        270,552
  Other operation and maintenance
   expense                             406,457        409,365
  Depreciation and amortization        169,021        164,206
  Federal and foreign income taxes     100,671         86,015
  Other taxes                          241,398        247,458
                                    ----------     ----------
                                     1,847,560      1,852,462
                                    ----------     ----------

OPERATING INCOME                       261,970        271,372
                                    ----------     ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                   2,636          1,202
  Federal and foreign income taxes       5,312          4,661
  Other items (net)                     10,733          9,183
                                    ----------     ----------
                                        18,681         15,046
                                    ----------     ----------

INCOME BEFORE INTEREST CHARGES         280,651        286,418
                                    ----------     ----------

INTEREST CHARGES:
  Interest on long-term debt           136,889        136,788
  Other interest                         2,173          2,171
  Allowance for borrowed funds used
   during construction                  (2,182)        (1,655)
                                    ----------     ----------
                                       136,880        137,304
                                    ----------     ----------

NET INCOME                             143,771        149,114
Dividends on preferred stock            18,808         19,151
                                    ----------     ----------
BALANCE AVAILABLE FOR COMMON STOCK  $  124,963     $  129,963
                                    ==========     ==========

Average number of shares of common
  stock outstanding (in thousands)     144,390        144,335

Balance available per average
  share of common stock            $      .87      $     .90

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


ASSETS
------                                             JUNE 30, 1997
                                                   (UNAUDITED)    DECEMBER 31, 1996
                                                   -------------  -----------------
                                                   (In thousands of dollars)
UTILITY PLANT:
  Electric plant                                   $ 8,700,438    $ 8,611,419
  Nuclear fuel                                         575,751        573,041
  Gas plant                                          1,097,246      1,082,298
  Common plant                                         312,558        292,591
  Construction work in progress                        259,280        279,992
                                                    ----------     ----------
     Total utility plant                            10,945,273     10,839,341
Less-Accumulated depreciation and
  amortization                                       4,056,261      3,881,726
                                                    ----------     ----------
     Net utility plant                               6,889,012      6,957,615
                                                    ----------     ----------

OTHER PROPERTY AND INVESTMENTS                         238,837        257,145
                                                    ----------     ----------

CURRENT ASSETS:
  Cash, including temporary cash investments
   of $576,694 and $223,829, respectively              602,246          325,398
  Accounts receivable (less allowance for
   doubtful accounts of $69,000 and $52,100,
   respectively)                                       311,961          373,305
  Materials and supplies, at average cost:
   Coal and oil for production of electricity           18,919           20,788
   Gas storage                                          23,687           43,431
   Other                                               119,993          120,914
  Prepaid taxes                                         57,428           11,976
  Other                                                 28,549           25,329
                                                    ----------       ----------
                                                     1,162,783          921,141
                                                    ----------       ----------

REGULATORY ASSETS (NOTE 3):
  Regulatory tax asset                                 387,376          390,994
  Deferred finance charges                             239,880          239,880
  Deferred environmental restoration costs (Note 2)    225,000          225,000
  Unamortized debt expense                              61,296           65,993
  Postretirement benefits other than pensions           58,345           60,482
  Other                                                189,188          206,352
                                                    ----------       ----------
                                                     1,161,085        1,188,701
                                                    ----------       ----------

OTHER ASSETS                                            71,482           77,428
                                                    ----------       ----------

                                                   $ 9,523,199      $ 9,402,030
                                                    ==========       ==========

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                                        JUNE 30, 1997
                                                        (UNAUDITED)    DECEMBER 31, 1996
                                                        -------------  -----------------
                                                        (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
      Common stock - $1 par value; authorized
      185,000,000 shares; issued 144,390,619 and
      144,365,214 shares, respectively                  $  144,391      $  144,365
      Capital stock premium and expense                  1,783,239       1,783,725
      Retained earnings                                    782,445         657,482
                                                        ----------      ----------
                                                         2,710,075       2,585,572
                                                        ----------      ----------

   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
   SHARES, $100 PAR VALUE:
     Non-redeemable (optionally redeemable),
       issued 2,100,000 shares                             210,000         210,000
     Redeemable (mandatorily redeemable), issued
       222,000 and 240,000 shares, respectively             20,400          22,200
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000
   SHARES, $25 PAR VALUE:
     Non-redeemable (optionally redeemable),
       issued 9,200,000 shares                             230,000         230,000
     Redeemable (mandatorily redeemable), issued
       2,764,005 and 2,864,005 shares,
       respectively                                         62,030          64,530
                                                        ----------      ----------
                                                           522,430         526,730
                                                        ----------      ----------

   Long-term debt                                        3,476,156       3,477,879
                                                        ----------       ---------
      TOTAL CAPITALIZATION                               6,708,661       6,590,181
                                                        ----------       ---------

CURRENT LIABILITIES:
  Long-term debt due within one year                       48,054           48,084
  Sinking fund requirements on redeemable
   preferred stock                                          8,870            8,870
  Accounts payable                                        181,624          271,830
  Payable on outstanding bank checks                       20,913           32,008
  Customers' deposits                                      16,415           15,505
  Accrued taxes                                            91,496            4,216
  Accrued interest                                         63,671           63,252
  Accrued vacation pay                                     36,484           36,436
  Other                                                    53,874           52,455
                                                       ----------       ----------
                                                          521,401          532,656
                                                       ----------       ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges                                239,880          239,880
                                                       ----------       ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes                     1,359,476        1,331,913
  Employee pension and other benefits                     241,028          238,688
  Deferred pension settlement gain                         15,853           19,269
  Unbilled revenues                                        19,981           49,881
  Other                                                   191,919          174,562
                                                       ----------       ----------
                                                        1,828,257        1,814,313
                                                       ----------       ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration                 225,000          225,000
                                                       ----------       ----------
                                                       $9,523,199       $9,402,030
                                                       ==========       ==========

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
---------------------------------------


                                                        SIX MONTHS ENDED JUNE 30,
                                                            1997           1996
                                                        -------------  ------------
                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  143,771     $  149,114
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         169,021        164,206
     Amortization of nuclear fuel                           12,944         21,058
     Provision for deferred income taxes                    31,181         22,442
     Decrease in net accounts receivable                    31,444         38,490
     Decrease in materials and supplies                     22,166         13,067
     Decrease in accounts payable and accrued expenses     (80,179)       (58,728)
     Increase in accrued interest and taxes                 87,699         62,459
     Changes in other assets and liabilities                12,558         11,206
                                                        ----------     ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES           430,605        423,314
                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                                  (115,825)      (115,986)
  Nuclear fuel                                              (2,710)        (6,346)
                                                        ----------     ----------
  Acquisition of utility plant                            (118,535)      (122,332)
  Decrease in materials and supplies related
   to construction                                             368          2,232
  Decrease in accounts payable and accrued
   expenses related to construction                        (20,045)       (14,682)
  Decrease in other investments                              5,012         24,919
  Other                                                      5,538         (7,629)
                                                        ----------     ----------
     NET CASH USED IN INVESTING ACTIVITIES                (127,662)      (117,492)
                                                        ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                                  -           105,000
  Net change in revolving credit agreements                   -          (170,000)
  Reductions of preferred stock                             (4,300)        (6,800)
  Reductions in long-term debt                              (3,300)       (29,341)
  Dividends paid                                           (18,808)       (19,151)
  Other                                                        313           (487)
                                                        ----------      ---------
     NET CASH USED IN FINANCING ACTIVITIES                 (26,095)      (120,779)
                                                        ----------      ---------
NET INCREASE IN CASH                                       276,848        185,043

Cash at beginning of period                                325,398        153,475
                                                        ----------     ----------
CASH AT END OF PERIOD                                   $  602,246     $  338,518
                                                        ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $138,954       $141,743
  Income taxes paid                                        $47,116        $52,219

         The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

           The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

           At December 31, 1996, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Accordingly, existing regulatory assets related to this business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) were charged against 1996 income as an extraordinary non-cash charge.

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to companies with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures. In compliance with the requirements of this standard, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. The Company does not expect that the adoption of SFAS No. 128 will have a significant impact on the reporting of EPS for the Company. However, the MRA entered into by the Company on July 9, 1997 to terminate, restate or amend IPP contracts is expected to result in the issuance of 46 million shares of common stock, representing approximately 25% of the anticipated fully-diluted outstanding common shares. These shares will be issued upon the closing of the MRA, which is contingent upon regulatory and other approvals.

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

           The Company is currently aware of 89 sites with which it has been or may be associated, including 45 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs.

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

           As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at June 30, 1997 and December 31, 1996. This liability represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $850 million, including approximately $340 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers.

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

           TAX ASSESSMENTS:  (See Form 10-Q for the quarter ended
           March 31, 1997, Part I, Item 1. Financial Statements -
           "Note 2. Contingencies - Tax assessments.")

           The Internal Revenue Service ("IRS") has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restated or amended under the MRA with IPPs as described in Note 3, then it is possible that the effects of any proposed disallowance would be mitigated. The Company is vigorously defending its position on this issue. The IRS has commenced its examination of the Company's federal income tax returns for the years 1991 through 1993.

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

NOTE 3.         RATE AND REGULATORY ISSUES AND CONTINGENCIES.

           The Company's financial statements conform to GAAP, as applied to regulated public utilities and reflect the application of SFAS No. 71. As discussed in Note 1, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $921 million, net of approximately $240 million of regulatory liabilities at June 30, 1997. These regulatory assets are probable of recovery. The portion of the $921 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $775 million, which is net of approximately $240 million of regulatory liabilities. Regulatory assets allocated to the rate-regulated gas distribution business are $146 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

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

           PowerChoice and the termination or restructuring costs of IPP contracts would result in rates that reflect reduced or stable costs that the Company believes would meet the Governor's stated economic objectives as to energy prices in New York State as well as the PSC's objectives (see Form 10-K for fiscal year ended December 31, 1996, Part II, Item
           7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric"). Therefore, the Company expects the PSC would continue to apply the concept of cost-of-service based rates to the nuclear generation and transmission and distribution business. The Company expects that these cost-of-service based rates could be charged to and collected from customers without causing unanticipated reduction in demand. The Company proposes, and believes it is probable that the PSC would approve, deferral and recovery of the termination or restructuring costs of IPP contracts over a period not to exceed ten years. To the extent that deferral of the termination or restructuring cost would not be approved by the PSC and the Company determines, nonetheless, to effectuate the termination or restructuring, that amount would be charged to expense, which could have a material adverse effect on the financial condition, and in the year of the write-off, the results of operations of the Company. Furthermore, the Company does not expect the PSC to provide a specific return on the regulatory asset associated with IPP termination or restructuring costs. SFAS No. 71 does not require the Company to earn a return on regulatory assets in assessing its applicability. The Company believes that the prices it would charge for electric service, assuming no reduction in demand, including a non-bypassable transition charge, over the ten-year period would be sufficient to recover the regulatory asset for the termination or restructuring costs of IPP contracts and provide recovery of and a return on the remainder of its regulated assets, as appropriate. The Company expects that the reported amounts of future net income would be adversely affected by a lack of a return on the regulatory asset associated with the IPP termination or restructuring and the expected lower returns of the unregulated non-nuclear generating business. In the year of implementation of PowerChoice, it is likely that the Company will have a nominal amount of either net income or a loss.

           The Company has been made aware of a request by the SEC Chief Accountant to the Public Utilities Committee of the American Institute of Certified Public Accountants to develop guidance on applying SFAS No. 101. The Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity-Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. The Task Force reached the following conclusions: (1) the future recognition of regulatory assets for the portion of the business that no longer qualifies for application of SFAS No. 71 depends on the regulators' treatment of the recovery of those costs and other stranded assets from cash flows of other aspects of the business still considered to be regulated and (2) a utility should discontinue the application of SFAS No. 71 when the legislative and regulatory plan has been enacted, including transition plans to a competitive environment and the handling of stranded costs subject to future rate recovery. The Company does not believe that the conclusions reached in this EITF will have a significant impact on its current accounting and disclosure of SFAS No. 71 for the Company.

           With the probable implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121.
           SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company has determined that there is no impairment of its non-nuclear generating assets. In certain instances, the Company has considered opportunities to invest in changes in fuel sources that are technologically available to improve cash flow. In one instance, the Company has considered the value of relocating a unit to a region where demand is greater. To the extent an impairment loss could not be otherwise avoided, the Company believes it would be able to recover the loss through the non-bypassable transition fee proposed in PowerChoice. In reaching conclusions as to impairment of non-nuclear generating assets, the Company must make significant estimates and judgments as to the future price of electricity, capacity factors and cost of operation of each of its generating units and, where necessary, the fair market value of each unit. As PowerChoice is implemented and generation markets become open to competition, these estimates and judgments may change. An update of the SFAS No. 121 assessment must be prepared when conditions occur which in the opinion of management may have impaired the value of these assets.

           As described in Form 10-K for fiscal year ended December 31, 1996, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP Contracts" and Form 8-K dated July 9, 1997, Item 5. Other Events, the conclusion of the termination or restatement or amendment of IPP contracts, and closing of the financing necessary to implement such termination or restatement or amendment, as well as implementation of PowerChoice, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it would pursue a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and transmission and distribution businesses as of June 30, 1997, would be approximately $504 million or $3.49 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, the continued availability of the Company's senior debt facility and certain types of transfers of assets could be adversely impacted by any such write-downs.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

REVIEW BY INDEPENDENT ACCOUNTANTS


The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of June 30, 1997 and the unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997 and 1996 and the unaudited Consolidated Statements of Cash Flows for the six-months ended June 30, 1997 and 1996. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

August 7, 1997

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse,  NY  13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 13, 1997, we expressed an unqualified opinion (containing explanatory paragraphs with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" [SFAS No. 71] for its nuclear generation, electric transmission and distribution and gas businesses and discontinuation of SFAS No. 71 for its non-nuclear generation business in 1996). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet

To the Stockholders and
Board of Directors
August 7, 1997
Page 2



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

/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

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

MASTER RESTRUCTURING AGREEMENT WITH 16 IPPS TO TERMINATE,
RESTATE OR AMEND 29 CONTRACTS AND REVISED POWERCHOICE PROPOSAL

On July 9, 1997, the Company entered into the MRA with 16 IPPs who have 29 power purchase agreements with the Company. Pursuant to the MRA, such power purchase agreements will be terminated, restated or amended, in exchange for an aggregate of $3,555,000,000 in cash, $50,000,000 in short term notes or cash (at the Company's option), 46 million shares of the Company's common stock and certain fixed price swap contracts. (See
Exhibit 99.3 of Form 8-K, filed July 10, 1997 for a schedule setting forth the quantities and prices for the restated or amended contracts.) The closing of the MRA is conditioned upon, among other things, the Company and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transactions contemplated by the MRA (including the termination of the existing power purchase contracts and the termination or amendment of all related third party agreements), the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, the Company having completed all necessary financing arrangements and the Company and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners. While one or more IPPs may under certain circumstances terminate the MRA with respect to itself, the Company's obligation to close the MRA is subject to its determination that as a result of any such terminations the benefits anticipated to be received by the Company pursuant to the MRA have not been materially and adversely affected. The foregoing is qualified in its entirety by the text of the MRA, a copy of which was filed as Exhibit
10.28 in the Company's Form 8-K, on July 10, 1997.

The MRA formalizes an agreement in principle announced March 10 between the Company and 19 developers representing 44 contracts. Since then, the Company withdrew its offer with respect to a subgroup of three developers representing 15 hydro contracts. Because the agreement in principle called for the subgroup to be compensated solely through restructured contracts, their departure will not change the amount of cash and stock in the overall agreement, nor will it materially impact the cost reductions associated with the agreement. The Company hopes to achieve settlements with the subgroup separately.

On July 23, 1997, the Company filed with the PSC an updated offer of settlement to its PowerChoice proposal which incorporates the terms of the MRA. The Company is unable to predict the outcome of this matter.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

(See Form 10-K for fiscal year ended December 31, 1996, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric" and Form 10-Q for the quarter ended March 31, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric.")

On May 19, 1997, the PSC issued an Order establishing regulatory policies for the provision of retail energy services. The Order establishes eligibility requirements for Energy Service Companies; provides for certain consumer protections; requires certain provisions to be reflected in the utilities retail access tariffs; and establishes, for now, the responsibility of the utility to be the provider of last resort.

On June 10, 1997, the PSC ordered a multi-utility, retail access pilot program that will allow qualified farmers and food processors to shop for electricity and other energy services. The PSC required utilities to adjust the current delivery rates for farmers and food processors, which should result in a rate reduction of about 10 percent for farmers and 3 percent to 8 percent for food processors. The PSC is requiring the Company to initiate delivery under this program by no later than November 1, 1997.

The Company estimates that it could lose $4 million revenues a year from these rate discounts. The Company will have an opportunity to try to recover the money from ratepayers when it negotiates its PowerChoice restructuring agreement with state regulators. (See Form 10-K for fiscal year ended December 31, 1996, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PowerChoice Proposal.")

On August 1, 1997, the Company filed its revised proposal with the PSC for its compliance with the farm and food processor retail pilot program. The revised proposal is designed to meet the November 1, 1997 deadline and includes the discounts required by the order.

PSC PROPOSAL OF NEW IPP OPERATING AND PPA MANAGEMENT PROCEDURES

(See Form 10-K for fiscal year ended December 31, 1996, Part II,
Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "PSC Proposal of New IPP
Operating and PPA Management Procedures.")

CURTAILMENT: On May 20, 1997, the PSC addressed the procedures under which a utility, including the Company, may legally curtail purchases from IPPs that are QFs, unless curtailment is specifically prohibited by contract. Curtailment is allowed by a FERC rule, under certain operational circumstances when purchases from the QFs will exceed the costs the utility would incur if it generated the power itself. Advance notice must be provided to the QF along with the reasons for such curtailment, which are subject to verification by the PSC either before or after curtailment.

The PSC stated that the Public Utilities Regulatory Policies Act which encouraged generation by IPPs was supposed to be revenue-neutral. However, they noted that this hasn't been the situation in New York State and ratepayers have been unduly burdened because of their lack of specific curtailment procedures.

Based on the Company's review of the PSC's statements, a decision to permit curtailment could affect most of the 155 contracts (except those in the MRA) that the Company has with IPPs. The Company is unable to determine the affect of these statements until such a time as there is a final order.

However, it is not likely to affect the Company's MRA to terminate, restate or amend 29 contracts with 16 IPPs, which represent more than 80% of the Company's over-market purchased power obligations, as described previously.

REDUCTION OF GRT

On August 4, 1997, the State Legislature passed a state budget, which includes a reduction of the GRT over three years. The reduction of the GRT for the New York State energy and telecommunications utilities is as follows: the first reduction of $28 million is scheduled to take effect during the 1998-1999 budget; $109 million in 1999-2000; $473.5 million in 2000-2001;
and $440 million in 2001-2002. For gas and electric utilities, the tax imposed on gross income will be reduced from 3.5% to 3.25% on October 1, 1998, and from 3.25% to 2.5% on January 1, 2000. The state tax imposed on gross earnings will remain unchanged at .75%, bringing the total GRT to 3.25% -- a full percentage point lower than today's level of 4.25%. The savings from the reduction of the GRT will be passed on to the Company's customers.

The Company believes that further tax relief is needed to relieve the Company's customers of high energy costs and to improve New
York State's competitive position as the industry moves toward a competitive marketplace.

POWER FOR JOBS PROGRAM

(See Form 10-K for fiscal year ended December 31, 1996, Part II,
Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Governor Pataki's Proposed
Legislation.")

On July 15, 1997, the "Power for Jobs Program" was passed by the state legislature, which will allocate 400 MWs of low-cost power to eligible businesses for job retention and development purposes. Half of the 400 MWs will be obtained from NYPA and the other half through a competitive bid process, which is open not only to investor-owned utilities but also to any supplier. The program will be paid for through a credit against the GRT and a contribution from NYPA. This will be a three year program (with contracts up to three years in length) that will result in as much as 50 percent electric rate reductions for eligible businesses.

FINANCING PLANS AND FINANCIAL POSITION

(See Form 10-K for the fiscal year ended December 31, 1996, Part
II, Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Financial Position,
Liquidity and Capital Resources.")

On July 14, 1997, Standard & Poor's (S&P) raised its ratings on the Company's corporate credit and its senior secured debt to BB from BB-; senior unsecured debt to B+ from B; and its preferred stock to B from B-. S&P stated that these ratings remain on CreditWatch with positive implications. The upgrade followed the Company's July 9, 1997, announcement that it had entered into the MRA. S&P stated that the execution of the MRA represents a critical step in the process of returning the Company to financial stability.

In addition, S&P stated that these ratings remain on CreditWatch in anticipation of the PSC's review later this year of the Company's revised PowerChoice restructuring proposal, which was filed on July 23, 1997. S&P also stated that it will conclude its review of the Company once regulatory approval is obtained. Subject to the conditions of the approval, if any, S&P will determine whether the corporate credit rating should be raised one-notch to BB+.

On July 16, 1997, Moody's Investors Service (Moody's) stated that the rating outlook for the Company could turn positive if the PSC approves the MRA mentioned above. In addition, Moody's stated that it expects the PSC, which was instrumental in promoting IPP power in New York State, to favorably review the Company's restructuring proposal.

UNIT 1 REFUELING AND MAINTENANCE OUTAGE

(See Form 10-Q for the quarter ended March 31, 1997, Part I, Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Unit 1 Refueling and Maintenance
Outage.")

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 1997 in comparison to the same periods in 1996. The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and six months periods should not be taken as an indication of earnings for all or any part of the balance of the year.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE
30, 1996

Earnings for the second quarter 1997 were $31.3 million or 22 cents per share, as compared with $43.5 million or 30 cents per share in the second quarter of 1996. Earnings for the second quarter were lower due to several factors, including lower sales of electricity and natural gas, higher IPP capacity costs, higher electric customer discounts, and higher electric fuel costs that will be recovered next quarter through the fuel adjustment clause.

ELECTRIC REVENUES

Electric revenues were $804.5 million in the second quarter of both 1997 and 1996. FAC revenues increased $12.6 million, primarily as a result of the Company's increased payments to the IPPs recovered through the FAC, offset by a decrease in sales to other electric utilities of $9.9 million and a decrease in volume and mix of sales to ultimate customers of $2.7 million.

ELECTRIC SALES

Electric sales to ultimate consumers were approximately 8.0 billion KWh in the second quarter of 1997, a 0.7% decrease from 1996. After adjusting for the effects of weather, sales to ultimate consumers decreased 0.2%. Sales for resale decreased 597 million KWh (38.6%) resulting in a net decrease in total electric sales of 724 million KWh (7.5%).

Electric fuel and purchased power costs increased $14.2 million or 4.2%. This increase is the result of a $12.7 million increase in actual purchased power costs (including a $10.6 million or 3.9% increase in payments to IPPs), a $4.1 million increase in costs deferred and recovered through the operation of the FAC, partially offset by a $2.6 million decrease in actual fuel costs. The decrease in fuel costs reflects a 16.3% decrease in Company generation, which includes the outage at Unit 1.

GAS REVENUES

Gas revenues decreased $15.2 million or 9.7% in the second quarter of 1997 from the comparable period in 1996 as set forth in the table below:

Sales to ultimate consumers                $ (9.2) million
Purchased gas adjustment clause revenues     (2.5)
Spot market sales                            (2.1)
Change in base rates                         (1.4)
                                           -------
                                           $(15.2) million
                                           =======
GAS SALES

Gas sales to ultimate consumers decreased 0.3 million Dth or 1.7% from the second quarter of 1996. After adjusting for the effects of weather, sales to ultimate consumers increased 1.3%. Spot market sales (sales for resale) which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

The total cost of gas included in expense decreased $17.6 million or 21.9%. This was the result of a $1.9 million decrease in purchases for spot market sales, a $5.8 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, and a 30.8% decrease in the average cost per Dth purchased ($21.9 million), partially offset by a 3.0 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($12.0 million). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, decreased to an average of $3.46 in the second quarter of 1997 from $5.24 in 1996, the comparable period.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30,
1996

Earnings for the first six months of 1997 were $125.0 million or 87 cents per share, as compared with $130.0 million or 90 cents per share in 1996. Earnings for the first six months of 1997 were lower primarily as a result of lower electric and natural gas sales that occurred as a result of the warmer weather. In addition, earnings were negatively impacted by higher electric customer discounts, absorption of fuel costs in accordance with FAC partial pass-through mechanism, and an increase in bad debt expense which collectively reduced earnings by 8 cents per share. This was partially offset by the restructuring of gas rates and the timing of the recognition of interstate gas pipeline transportation cost under the new multi-year gas rate settlement agreement, which added 7 cents per share.

ELECTRIC REVENUES

Electric revenues for the first six months of 1997 increased $26.3 million or 1.6% from the comparable period in 1996. FAC revenues increased $47.7 million, primarily as a result of the Company's increased payments to the IPPs recovered through the FAC, offset by a decrease in revenues from sales to other electric utilities of $14.1 million and a decrease in volume and mix of sales to ultimate customers of $7.3 million.

ELECTRIC SALES

Electric sales to ultimate consumers were approximately 16.8 billion KWh in the first six months of 1997, a 1.2% decrease from the same period in 1996 primarily as a result of warmer weather. After adjusting for the effects of weather, sales to ultimate consumers would have increased 0.4%. Sales for resale decreased 606 million KWh (22.1%), resulting in a net decrease in total electric sales of 1,016 million KWh (5.1%).

                                                 SIX MONTHS ENDED JUNE 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GWh)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1997          1996       Change     1997      1996      Change
Residential              $ 648,347     $ 657,485     (1.4)      5,226     5,402      (3.3)
Commercial                 616,722       610,595      1.0       5,738     5,789      (0.9)
Industrial                 263,818       256,409      2.9       3,513     3,553      (1.1)
Industrial - Special        30,747        29,083      5.7       2,206     2,150       2.6
Other                       26,981        25,770      4.7         114       113       0.9
                         ---------    ----------    ------     ------    ------     -----
Total to Ultimate
  Consumers              1,586,615     1,579,342      0.5      16,797    17,007      (1.2)
Other Electric Systems      43,495        57,641    (24.5)      2,134     2,740     (22.1)
Miscellaneous/Subsidiary    51,796        18,611    178.3         -         200    (100.0)
                        ----------     ---------    ------      -----    ------     -----

      TOTAL             $1,681,906    $1,655,594      1.6      18,931    19,947      (5.1)
                        ==========     =========    ======     ======    ======     =====

/TABLE

As indicated in the table below, internal generation decreased in 1997, principally due to the outage at Unit 1.

The Company's management of its IPP power supply generally divides the projects into three groups: hydroelectric, "must run" cogeneration and schedulable cogeneration projects.

Due to high precipitation and spring run-off levels so far this year, hydroelectric IPP projects produced and delivered an increase of 17 GWh or 1.7% under PPAs resulting in increased payments to those IPPs of $5.6 million.

A substantial portion of the Company's portfolio of IPP projects operate on a "must run" basis. This means that they tend to run at maximum production levels regardless of the need or economic value of the electricity produced. Must run IPPs produced and delivered an increase of 182 GWh or 4.3% under PPAs resulting in increased payments to those IPPs of $17.2 million, in part due to escalating contract rates.

Quantities from schedulable cogeneration IPPs increased 186 GWh or 13.7%. Payments to schedulable IPPs increased $11.2 million, in part due to escalating contract rates. The terms of these PPAs allow the Company to schedule, given specified constraints, energy deliveries from the facilities and then pay for the energy delivered. The Company is also required to make fixed payments, so long as the IPP plants are available for service. (See Form 10-K for the fiscal year ended December 31, 1996, Part II, Item
8. Notes to Consolidated Financial Statements - "Note 9. Commitments and Contingencies - Long-term Contracts for the Purchase of Electric Power.")

                                             SIX MONTHS ENDED JUNE 30,

                           GWh                         Cost              Cents/KWh
                --------------------------   -------------------------   ----------
                                                     (Millions)
FUEL FOR ELECTRIC GENERATION:
                                     %                          %
                1997      1996     Change   1997      1996    Change     1997    1996
Coal            3,401     3,507     (3.0)   $48.0    $49.6     (3.2)     1.4     1.4
Oil               106       269    (60.6)     6.3     11.4    (44.7)     5.9     4.2
Natural Gas       176        50    252.0      3.2      2.2     45.5      1.8     4.4
Nuclear         3,251     4,506    (27.9)    15.8     25.3    (37.6)     0.5     0.6
Hydro           1,889     2,156    (12.4)      -        -        -        -       -
                -----    ------     ----     ----     ----     ----      ---     ---
                8,823    10,488    (15.9)    73.3     88.5    (17.2)     0.8     0.8
                -----    ------     ----     ----     ----     ----      ---     ---

ELECTRICITY PURCHASED:

IPPs:
  Capacity        -         -         -     112.9    106.5      6.0       -      -
  Energy and
   taxes        7,053     6,668      5.8    465.5    437.9      6.3      6.6     6.6
               ------    ------     ----    -----    -----     ----      ---     ---
Total IPP
 purchases      7,053     6,668      5.8    578.4    544.4      6.3      8.2     8.2
Other           4,632     4,551      1.8     62.4     61.4      1.6      1.4     1.4
               ------    ------     ----    -----    -----     ----      ---     ---
               11,685    11,219      4.2    640.8    605.8      5.8      5.5     5.4
               ------    ------     ----    -----    -----     ----      ---     ---
TOTAL SUPPLY   20,508    21,707     (5.5)   714.1    694.3      2.9      3.5     3.2
               ------    ------     ----    -----    -----     ----      ---     ---

Fuel adjustment
 clause           -         -         -       4.4    (19.4)   122.7      -       -
Losses/Company
 use            1,577     1,760     (10.4)     -        -        -       -       -
               ------    ------      ----   -----    -----    -----    ----    ----
Sales          18,931    19,947      (5.1) $718.5   $674.9      6.5     3.8     3.4
               ======    ======      ====   =====    =====    =====    ====    ====


/TABLE

GAS REVENUES

Gas revenues decreased $40.6 million or 8.7% in the first six months of 1997 from the comparable period in 1996 as set forth in the table below:

Sales to ultimate consumers                $(41.5) million
Spot market sales                           (22.9)
Change in base rates                        (4.1)
Purchased gas adjustment clause revenues    27.9
                                          -------
                                          $(40.6) million
                                          =======

GAS SALES

Gas sales to ultimate consumers for the first six months of 1997 decreased 6.1 million Dth or 9.9% from 1996. After adjusting for the effects of weather, sales to ultimate consumers decreased 1.3%. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

                                           SIX MONTHS ENDED JUNE 30,

                          GAS REVENUES (Thousands)            SALES (Thousands of Dth)
                      -------------------------------     -----------------------------
                                                  %                                %
                        1997         1996       Change      1997       1996      Change
Residential           $285,246     $291,938      (2.3)     39,165     41,593      (5.8)
Commercial             102,342      116,252     (12.0)     15,518     18,261     (15.0)
Industrial               4,819        9,680     (50.2)      1,047      1,975     (47.0)
                      --------     --------  ---------    -------    -------   -------
Total to Ultimate
   Consumers           392,407      417,870      (6.1)     55,730     61,829      (9.9)
Transportation of
   Customer-Owned Gas   28,037       25,448      10.2      77,287     63,255      22.2
Spot Market Sales        5,482       28,369     (80.7)      2,737      7,023     (61.0)
Miscellaneous            1,698       (3,447)   (149.3)         13         17     (23.5)
                     ----------      ------- ---------    -------    -------   -------
   Total to System
     Core Customers   $427,624     $468,240      (8.7)    135,767    132,124       2.8
                     =========     ========  =========    =======    =======   =======


/TABLE

The total cost of gas included in expense decreased $59.0 million or 21.8%. This was the result of a 3.5 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($11.5 million), a $17.1 million decrease in Dth purchased for spot market sales, and a $31.0 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, partially offset by a $0.6 million increase in the average cost per Dth purchased. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, decreased to an average of $3.71 in the first six months of 1997 from $4.19 in 1996, the comparable period.

BAD DEBT EXPENSE for the first six months of 1997 was $32.5 million as compared with $27.3 million in 1996. The increase in bad debt expense reflects the implementation of the risk assessment methodology in the third quarter of 1996, which puts more emphasis on past-due balances. Previously, the Company followed regulatory practice and consequently focused on final billed accounts only (typically accounts that are no longer active). As a result, bad debt expense will vary more directly with revenues, which are seasonal.

The increase in federal and foreign income taxes (net) of approximately $14.0 million was primarily due to the timing of the recognition of tax expense.

Other taxes decreased by $6.1 million primarily as a result of lower real estate taxes.

PART II.  OTHER INFORMATION

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


ITEM 1.  LEGAL PROCEEDINGS.

    (See Form 10-K for fiscal year ended December 31, 1996, Part
    I, Item 3. Legal Proceedings and Form 10-Q for the quarter ended March 31, 1997, Part II, Item 1. Legal Proceedings -
    "Norcon Litigation.")

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of shareholders on May 6, 1997, (1) the election of Directors was as follows:

                                                     WITHHELD
                                      FOR            AUTHORITY

    Lawrence Burkhardt, III         114,771,529        7,584,160
    Douglas M. Costle               115,100,707        7,254,982
    Donald B. Riefler               115,147,017        7,208,672
    Stephen B. Schwartz             115,043,524        7,312,165

    (2) A shareholder proposal relating to the Company's endorsement of the Coalition for Environmentally Responsible
    Economies Principles as part of its commitment to be publicly accountable for its environmental impact was rejected by a vote of 17,577,749 for, 74,153,746 against, 8,791,238 abstentions, and 21,832,956 broker non-votes.

    (3) A shareholder proposal relating to the recommendation, with respect to future contract obligations, that when a dividend is cut, no salaries will be increased or any stock options allowed to executives or directors until the dividend is restored to its original amount before the cut, was rejected by a vote of 21,002,320 for, 74,565,793 against, 4,954,620 abstentions, and 21,832,956 broker non-votes.

ITEM 5.  OTHER EVENTS.

(See Form 10-K for fiscal year ended December 31, 1996, Part I,
Item 1.  Business - "New York Power Authority.")

    On May 23, 1997, the Company signed an agreement with NYPA and the PSC that allows NYPA's current industrial customers to continue to receive their power allocations from the James A. FitzPatrick plant. The agreement also protects the Company's remaining customers by generally requiring the reimbursement of stranded costs on any NYPA sales above current levels. In addition, the Company's termination of its purchases of FitzPatrick power for its system use took effect May 24, 1997.
The settlement enables the State of New York to continue to use NYPA's electricity to keep and create jobs and investment in New York State while protecting the financial interests of the Company. This agreement will also terminate litigation pending on the dispute before the PSC and the FERC.

    Approval of this settlement agreement is currently pending before the FERC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           Exhibit 10-1 - NMPC Officers' Long Term Incentive
           Compensation Plan - Plan Document.

           Exhibit 10-2 - CEO Award Plan.

           Exhibit 10-3 - Amendment to Employment Agreement between NMPC and David J. Arrington, Albert J. Budney, Jr., William
           E. Davis, Darlene D. Kerr, Gary J. Lavine, John W. Powers and B. Ralph Sylvia, dated June 9, 1997.

           Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six
           Months Ended June 30, 1997 and 1996.

           Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1997.

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

(b)        Reports on Form 8-K:

           Form 8-K Reporting Date - July 9, 1997

           Item reported - Item 5.  Other Events.

           Registrant filed information concerning the MRA.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NIAGARA MOHAWK POWER CORPORATION
                                   (Registrant)



Date:  August 12, 1997    By /s/ Steven W. Tasker
                             ____________________________
                             Steven W. Tasker
                             Vice President-Controller and
                             Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------


10-1              NMPC Officers' Long Term Incentive Compensation Plan -
                  Plan Document.

10-2              CEO Award Plan.

10-3 Amendment to Employment Agreement between NMPC and David J. Arrington, Albert J. Budney, Jr., William E. Davis, Darlene D. Kerr, Gary J. Lavine, John W. Powers and B. Ralph Sylvia, dated June 9, 1997.

11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 1997 and 1996.

12 Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1997.

15                Accountants' Acknowledgement Letter.

27                Financial Data Schedule.

             NIAGARA MOHAWK POWER CORPORATION           EXHIBIT 10-1

                  LONG TERM INCENTIVE PLAN



Article 1.     Establishment, Purpose and Duration

     1.1 Establishment of the Plan. Niagara Mohawk Power Corporation, a New York corporation (hereinafter referred to as the "Company"), hereby establishes an incentive compensation plan to be known as the "Niagara Mohawk Power Corporation Long Term Incentive Plan" (hereinafter referred to as the "Plan"), as set forth in this document. The Plan permits the grant of SAR's, Stock Units and Dividend Equivalents, as defined herein.

          The Plan became effective as of September 25, 1996 (the
"Effective Date"). This amendment and reinstatement of the Plan shall become effective as of June 10, 1997 and shall remain in effect as provided in Section 1.3 herein.

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company through the retention and continued motivation of Participants, focusing their efforts toward the execution of business strategies directed toward improving financial returns to shareholders.

     1.3 Duration of the Plan. The Plan shall commence on the Effective Date, as described in Section 1.1 herein, and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 14 herein, until September 24, 2006. The applicable terms of the Plan and any terms and conditions applicable to SARs or Stock Units, including any deferral elections, granted prior to such date shall survive the termination of the Plan.


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

     2.20 "Retirement" means (i) ascribed to such term in the tax-qualified defined benefit pension plan maintained by the Company for the benefit of some or all of its non-represented employees and
(ii) retirement from the Company or its subsidiaries with the approval of the Committee.

     2.21 "Shares" means the shares of common stock of the Company, par value $1.

     2.22 "Stock Appreciation Right" or "SAR" means a right, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 6 herein. Each SAR shall be denominated in terms of one Share.

     2.23 "Stock Unit" means a right, designated as a Stock Unit, to receive a payment as soon as practicable following the last day of a Vesting Period, pursuant to the terms of Article 7 herein.
Each Stock Unit shall be denominated in terms of one Share.

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


Article 4.     Adjustments in Authorized Shares

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


Article 5.   Eligibility and Participation

     5.1 Eligibility. Persons eligible to participate in the Plan include all key Employees of the Company, as determined by the Committee.

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


     6.2 Base Value. The Base Value of an SAR shall equal the Fair Market Value of a Share determined for the 12 trading day period immediately preceding the date of the grant, or for such other period as the Compensation Committee, in its sole discretion, shall determine at the time of grant.

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

     6.5 Lapse of SARs. Subject to the provisions of Article 9, an SAR will lapse upon the earlier of (i) ten (l0) years from the date of grant and (ii) the expiration of the Exercise Period as set forth in the grant.


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

     7.3 Payment of Stock Units. After the applicable Vesting Period has ended, the holder of Stock Units shall be entitled to receive, for each Stock Unit held, payment in cash from the Company in an amount equal to the Fair Market Value of one Share determined as of the Valuation Period ending on the last day of the Vesting Period. Payment shall be made as soon as practicable following the last day of the Vesting Period.

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

     The Committee may, in its discretion, establish such rules and procedures governing the crediting of Dividend Equivalents, including timing and payment contingencies that apply to the Dividend Equivalents, as the Committee deems necessary or appropriate in order to comply with applicable law.


Article 9.     Termination of Employment; Transferability

     9.1  Disability; Involuntary Termination.   In the event the
employment of a Participant is terminated by reason of Disability or involuntarily by the Company (other than for Cause):

     (i)during a Vesting Period for Stock Units, the Participant shall receive a full payout of the Stock Units and related Dividend Equivalents, as and when provided in Section 7.3 herein;

     (ii)before the Exercise Period commences for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins;
and



     (iii)during the Exercise Period for SARs, but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise
Period for such SARs has expired.


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

     9.3  Corporate Restructuring.   In the event (i) the corporate
restructuring as contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6, 1995, or any substantially similar corporate restructuring (determined by the Committee), is implemented and (ii) the employment of a Participant with the Company is terminated (other than for Cause), then with respect to Awards granted prior to implementation of the restructuring,

     (i) during a Vesting Period for Stock Units, the Participant shall receive a full payout of Stock Units and related
          Dividend Equivalents, as and when provided in Section 7.3 herein;

     (ii) before the Exercise Period commences for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins; and

     (iii)during the Exercise Period for SARs, but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise
Period for such SARs has expired.

     9.4 Retirement. In the event the employment of a Participant is terminated by reason of Retirement:

     (i)during a Vesting Period for Stock Units, the Participant shall receive a prorated payout of the Stock Units and related Dividend Equivalents. The prorated payout shall be determined by the Committee, shall be based upon the length of time that the Participant held the Stock Units during the Vesting Period and shall be made as and when provided in Section 7.3 herein;

     (ii)before the Exercise Period commences for SARs subject to an Award, the number of SARs subject to an Award shall be prorated by the Committee, based upon the length of time that the Participant held the SARs before Retirement; after the Exercise Period commences, the prorated SARs may be exercised at any time in full or in part from time to time during the Exercise Period, and

     (iii)during the Exercise Period for SARs, but before exercise, such SARs may be exercised at any time in full or in part from time to time during the Exercise Period.

     Other than as set forth in Article 13, in the event that a Participant's employment terminates for any reason other than as set forth in Sections 9.l, 9.2, 9.3 and 9.4, above, all Stock Units, SARs and Dividend Equivalents shall be forfeited by the Participant to the Company .

     9.5 Nontransferability of Awards. Notwithstanding the foregoing, the Committee may in its discretion authorize a participant to transfer all or a portion of any award to the participant's family members on such terms prescribed by the Committee. No Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all Awards granted to a Participant under the Plan shall be exercisable/payable during his or her lifetime only by or to such Participant or his or her legal representative.

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

Article 10.    Beneficiary Designation

     Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his death before he receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during the Participant's lifetime. In the absence of any such designation , benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

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

     (b) Any Vesting Period with respect to Stock Units shall be deemed to have expired, and there shall be paid out in cash to Participants within thirty (30) days following the effective date of the Change in Control the cash payment due with respect to such Stock Units and related Dividend Equivalents, with a Valuation Period ending on the effective date of the Change in Control.


Article 14.   Amendment, Modification and Termination

     14.1 Amendment. Modification and Termination. The Board may, at any time and from time to time, alter, amend, suspend or terminate the Plan in whole or in part.

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






            NIAGARA MOHAWK POWER CORPORATION         EXHIBIT 10-2

                  CEO SPECIAL AWARD PLAN


Article 1.     Establishment, Purpose and Duration

     1.1 Establishment of the Plan. Niagara Mohawk Power Corporation, a New York corporation (hereinafter referred to as the "Company"), hereby amends and restates the Niagara Mohawk Power Corporation CEO Special Award Plan (hereinafter referred to as the "Plan"), as set forth in this document. The amendment and restatement of the Plan shall become effective as of June 10, 1997 (the "Effective Date").

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company through awards to Participants which recognize contributions to a successful initiative which results in a major positive impact on the Company.

     1.3 Duration of the Plan. The amendment and restatement of the Plan shall commence on the Effective Date and shall remain in effect, subject to the right of the Board of Directors to terminate the Plan at any time pursuant to Article 14 herein, until June 9, 2007. The applicable terms of the Plan and any terms and conditions applicable to any Awards granted prior to such date shall survive the termination of the Plan.


Article 2.     Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when such meaning is intended, the initial letter of the word is capitalized:

     2.1 "Award" means, individually or collectively, a grant under the Plan of SARs, Stock Units or cash.
     2.2 "Award Agreement" means an agreement entered into by each Participant and the Company setting forth the terms and provisions applicable to an Award granted under the Plan.

     2.3 "Base Value" of an SAR means the Fair Market Value of one Share determined for such period as the Committee shall determine at the time of grant.

     2.4 "Board" or "Board of Directors" means the Board of Directors of the Company.

     2.5 "Cause" means: (i) a material default or other material breach by a Participant of his obligations under any Employment Agreement he may have with the Company, (ii) failure by a Participant diligently and competently to perform his duties with the Company, (iii) misconduct, dishonesty, insubordination or other act by a Participant detrimental to the good will of the Company or damaging the Company's relationships with its customers, suppliers or employees. "Cause" shall be determined in good faith by the Committee.

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

     (2) Individuals who, as of the Effective Date, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors are then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively of the Outstanding Shares and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, in substantially the same proportions as their ownership immediately prior to such reorganization, merger or consolidation, of the Outstanding Shares and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Pension beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

     (4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or
          (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Shares and the Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership immediately prior to such sale or other disposition of the Outstanding Shares and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company;

provided, however, that the implementation of the corporate restructuring contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6, 1995, or any substantially similar corporate restructuring (as determined by the Committee) shall not be deemed to be a "Change in Control".

     2.7  "Committee" means the committee, as specified in
Article 3, appointed by the Board to administer the Plan.

     2.8  "Company" means Niagara Mohawk Power Corporation, a New
York corporation, or any successor thereto as provided in
Article 16 herein.

     2.9 "Dividend Equivalent" means, with respect to Shares underlying a Stock Unit, an amount equal to all cash and stock dividends declared on an equal number of outstanding Shares on all common stock dividend payment dates occurring during the Vesting Period.

     2.10 "Eligible Employee" means an Employee who is eligible to participate in the Plan, as set forth in Section 4.1 herein.

     2.11 "Employee" means any full-time employee of the Company or one of its subsidiaries who is not covered by any collective bargaining agreement to which the Company or such subsidiary is a party.

     2.12 "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

     2.13 "Exercise Period" means the period during which an SAR is exercisable, as set forth in the related Award Agreement.

     2.14 "Fair Market Value" means the average of the daily opening and closing sale prices as reported in the consolidated transaction reporting system.

     2.15 "Participant" means an Employee who has an outstanding
Award granted under the Plan.

     2.16 "Person" shall have the meaning ascribed to such term in
Section 3(a)(9) of the Exchange Act, as used in Sections 13(d) and 14(d) thereof, including usage in the definition of a "group" in
Section 13(d) thereof.

     2.17 "Shares" means the shares of common stock of the Company, par value $1.

     2.18 "Stock Appreciation Right" or "SAR" means a right, designated as an SAR, to receive a payment on the day the right is exercised, pursuant to the terms of Article 5 herein. Each SAR shall be denominated in terms of one Share.

     2.19 "Stock Unit" means a right, designated as a Stock Unit, to receive a payment as soon as practicable following the last day of a Vesting Period, pursuant to the terms of Article 6 herein.
Each Stock Unit shall be denominated in terms of one Share.

     2.20 "Vesting Period" means the period during which Stock
Units are not yet payable, as set forth in the related Award
Agreement.


Article 3.     Administration

     3.1 The Committee. The Plan shall be administered by the Compensation and Succession Committee of the Board, or by any other Committee appointed by the Board consisting of not less than two
(2) members of the Board who are "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board.

     3.2 Authority of the Committee. The Committee shall have full power except as limited by law, the Articles of Incorporation and the Bylaws of the Company, subject to such other restricting limitations or directions as may be imposed by the Board and the provisions of the Plan, to determine the amounts and types of Awards; to determine the terms and conditions of such Awards; to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend or waive rules and regulations for the Plan's administration; and to amend the terms and conditions of any outstanding Award. Further, the Committee shall make all other determinations that may be necessary or advisable for the administration of the Plan. As permitted by law, the Committee may delegate its authorities as identified hereunder.

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


Article 4.     Eligibility and Participation

     4.1  Eligibility.  All officers of the Company and other key
Employees, as determined by the Committee, are eligible to participate in the Plan.

     4.2 Actual Participation. The Committee may, from time to time, select which Eligible Employees shall be granted Awards and shall determine the type and amount of each Award.


Article 5.     Stock Appreciation Rights

     5.1 Grants. SARs may be granted to Eligible Employees at any time and from time to time by the Committee, which shall have complete discretion in determining the number of SARs granted, the Exercise Period of such SARs and the other terms and conditions pertaining to such SARs.

     5.2 Exercise and Payment. A Participant may exercise an SAR at any time during the Exercise Period by the delivery of a written notice of exercise to the Company, setting forth the number of SARs being exercised. Upon exercise of an SAR, a Participant shall be entitled to receive payment in cash from the Company in an amount equal to the excess of (i) the Fair Market Value of one Share on the date of exercise over (ii) the Base Value of the SAR.

     5.3 Award Agreement. Each SAR grant shall be evidenced by an Award Agreement that shall specify the number of SARs granted, the Base Value, the Exercise Period, the expiration date and such other provisions as the Committee shall determine.


Article 6.     Stock Units

     6.1 Grant. Stock Units may be granted to Eligible Employees at any time and from time to time by the Committee, which shall have complete discretion in determining the number of Stock Units granted, the Vesting Period of such Stock Units and the other terms and conditions pertaining to such Stock Units.

     6.2 Payment. After the applicable Vesting Period has ended, the holder of Stock Units shall be entitled to receive, for each Stock Unit held, payment in cash from the Company in an amount equal to the Fair Market Value of one Share on the last day of the Vesting Period. Payment shall be made as soon as practicable following the last business day of the Vesting Period.

     6.3 Award Agreement. Each Stock Unit grant shall be evidenced by an Award Agreement that shall specify the number of Stock Units granted, the Vesting Period and such other provisions as the Committee shall determine.


Article 7.     Dividend Equivalents

     Simultaneously with the grant of Stock Units, the Committee may grant the Participant Dividend Equivalents, to be credited to a bookkeeping entry account, on each common stock dividend payment date with respect to the Shares subject to such Award. In the case of cash dividends, the number of Dividend Equivalents credited on each common stock dividend payment date shall equal the number of Shares (including fractional Shares) that could be purchased on the dividend payment date, based on the average of the opening and closing sale price, as reported in the consolidated transaction reporting system on that date, with cash dividends that would have been paid on Awards of Stock Units and on Dividend Equivalents previously credited to such bookkeeping entry account, if such Stock Units or Dividend Equivalents were Shares. In the case of stock dividends, the number of Dividend Equivalents credited on each stock dividend payment date shall be equal to the number of Shares (including fractional Shares) that would have been issued as a stock dividend in respect of the Participant's Stock Units and on Dividend Equivalents previously credited to such bookkeeping entry account, if such Stock Units or Dividend Equivalents were Shares.

     Participants shall receive cash payment from the Company of the Fair Market Value of the Dividend Equivalents, if and when they receive payment of the related Stock Units, the Fair Market Value of such Dividend Equivalents to be determined in the same manner as for the related Stock Units.

     The Committee may, in its discretion, establish such rules and procedures governing the crediting of Dividend Equivalents, including timing and payment contingencies that apply to the Dividend Equivalents, as the Committee deems necessary or appropriate in order to comply with applicable law.


Article 8.     Cash Awards

     The Committee may, at any time and from time to time, make an Award to an Eligible Employee payable in the form of a lump sum in cash in such amount as determined by the Committee. Each such Award shall be payable at such time as the Committee shall determine and, if applicable, as evidenced by an Award Agreement that shall specify such provisions as the Committee shall determine.


Article 9.     Beneficiary Designation; Nontransferability of
Awards

     9.1 Designation of Beneficiary. Each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his death before he receives any or all of such benefit. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Committee, and will be effective only when filed by the Participant in writing with the Committee during the Participant's lifetime. In the absence of any such designation, benefits remaining unpaid at the Participant's death shall be paid to the Participant's estate.

     9.2 Nontransferability of Awards. No Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all Awards granted to a Participant under the Plan shall be exercisable/payable during his or her lifetime only by or to such Participant or his or her legal representative. Notwithstanding the foregoing, the Committee may in its discretion authorize a participant to transfer all or a portion of any award to the participant's family members on such terms prescribed by the Committee.


Article 10.    Deferrals

     The Committee may permit a Participant to defer such Participant's receipt of the payment of cash that would otherwise be due to such Participant. If any such deferral election is permitted, the Committee shall, in its sole discretion, establish such rules and procedures as it deems necessary or desirable for such payment deferrals.


Article 11.    Adjustments in Awards

     In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividend, split-up, share combination or other change in the corporate structure of the Company affecting the Shares, such adjustment shall be made to the number of SARs and Stock Units under outstanding Awards granted under the Plan and the Base Value of SARs, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights; provided, however, that the number of SARs and Stock Units subject to an Award shall always be a whole number.


Article 12.    No Rights of Employees

     12.1 Employment. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, for any reason or no reason, in the Company's sole discretion, nor confer upon any Participant any right to continue in the employ of the Company.

     12.2 Awards. No Employee shall have the right to be selected to receive an Award under the Plan, or, having been so selected, to be selected to receive a future Award.


Article 13.    Corporate Restructuring; Change in Control

     13.1 Corporate Restructuring. In the event (i) the corporate restructuring as contemplated by the Company's PowerChoice proposal filed with the New York Public Service Commission on October 6, 1995, or any substantially similar corporate restructuring (determined by the Committee), is implemented and (ii) the employment of a Participant with the Company is terminated (other than for Cause), then with respect to Awards granted prior to implementation of the restructuring,

     (a) during a Vesting Period for Stock Units, the Participant shall receive a full payout of Stock Units and related
          Dividend Equivalents, as and when provided in Article 7;

     (b) before the Exercise Period commences for SARs subject to an Award, such SARs may be exercised in full at any time during the one year period commencing on the day the Exercise Period begins;

     (c) during the Exercise Period for SARs, but before exercise, such SARs may be exercised in full at any time during the one year period after such termination, but in no event after the Exercise Period for such SARs has expired; and

     (d) all outstanding cash Awards shall be paid in full within 30 days following termination.

     13.2 Change in Control.  Upon the occurrence of a Change in
Control:

     (a) Any and all SARs granted hereunder shall be deemed to have been exercised on the date such Change in Control occurs;

     (b) Any Vesting Period with respect to Stock Units shall be deemed to have expired, and there shall be paid out in cash to Participants within thirty (30) days following the effective date of the Change in Control the cash payment due with respect to such Stock Units and related Dividend Equivalents based on the Fair Market Value of one Share on the effective date of the Change in Control; and

     (c) All outstanding cash Awards shall be paid in full within 30 days following the effective date of the Change in Control.


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


Article 15.    Tax Withholding

     The Company shall have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy Federal, state and local income and employment taxes required by law to be withheld with respect to any taxable event arising out of or as a result of an Award made under the Plan.


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






                      AMENDMENT TO               EXHIBIT 10-3
                  EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and William E. Davis (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
        William E. Davis



By:_______________________________________
        David J. Arrington
   Senior Vice President - Human Resources

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and Albert J. Budney, Jr. (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
     Albert J. Budney, Jr.


By:_______________________________________
             David J. Arrington
   Senior Vice President - Human Resources

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and B. Ralph Sylvia (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
       B. Ralph Sylvia



By:_______________________________________
             David J. Arrington
   Senior Vice President - Human Resources

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and David J. Arrington (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled o receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
     David J. Arrington



By:_______________________________________
             William E. Davis
         Chief Executive Officer

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and Gary J. Lavine (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
        Gary J. Lavine



By:_______________________________________
             David J. Arrington
   Senior Vice President - Human Resources

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and Darlene D. Kerr (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
        Darlene D. Kerr



By:_______________________________________
             David J. Arrington
   Senior Vice President - Human Resources

                            AMENDMENT TO
                        EMPLOYMENT AGREEMENT




     Agreement made as of the 9th day of June, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company") and John W. Powers (the "Executive").

     WHEREAS, the Company and the Executive have entered into an Agreement made as of December 20, 1996 (the "Employment Agreement") with respect to the terms and conditions of the Executive's employment; and

     WHEREAS, the Company and the Executive desire to amend the Employment Agreement in a certain respect.

     NOW, THEREFORE, the Company and the Executive hereby agree that the Employment Agreement is amended by the addition of the following at the end of Section 4 thereof:

          l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to the Executive on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.


     IN WITNESS WHEREOF, the Company and the Executive have executed this Agreement as of the date first written above.


NIAGARA MOHAWK POWER CORPORATION


______________________________
         John W. Powers




By:_______________________________________
             David J. Arrington
   Senior Vice President - Human Resources


EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three and Six Months Ended June 30, 1997 and 1996
                                                                                 (4)
                                                                            Average Number
                                                                              of Shares
                                                                            Outstanding As
                                                                              Shown on
                                                                             Consolidated
                                                                              Statement
                                       (1)         (2)           (3)          of Income
                                     Shares of   Number         Share        (3 divided by
                                     Common      of Days        Days        number of Days
                                     Stock       Outstanding    (2 x 1)       in Period)
                                     ---------   -----------    -------    ---------------

FOR THE THREE MONTHS
ENDED JUNE 30:
APRIL 1 - JUNE 30, 1997              144,390,619   91         13,139,546,329  144,390,619
                                     ===========              ==============  ===========

April 1 - June 30, 1996              144,332,855   91         13,134,289,805
Shares issued -
  Acquisition - Syracuse
   Suburban Gas Company, Inc. -
   June 11                                16,984   20                339,680
                                     -----------              --------------
                                     144,349,839              13,134,629,485  144,336,588
                                     ===========              ==============  ===========


FOR THE SIX MONTHS
ENDED JUNE 30:


JANUARY 1 - JUNE 30, 1997           144,365,214   181        26,130,103,734
SHARES ISSUED AT VARIOUS
  TIMES DURING THE PERIOD -
  ACQUISITION - SYRACUSE
   SUBURBAN GAS COMPANY, INC. -
   JANUARY 6                             25,405   176             4,471,280
                                     -----------             --------------
                                    144,390,619              26,134,575,014    144,389,917
                                    ===========              ==============    ===========



January 1 - June 30, 1996           144,332,123   182        26,268,446,386
Shares issued at various
  times during the period -
  Acquisition - Syracuse
   Suburban Gas Company, Inc.            17,716    *                447,284
                                    -----------              --------------
                                    144,349,839              26,268,893,670    144,334,581
                                    ===========              ==============    ===========

NOTE:             Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

*        Number of days outstanding not shown as shares represent an accumulation of weekly and monthly issues throughout the period.  Share days for shares issued are based on the total number of days each share was outstanding during the period.


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1997 (in thousands of dollars).

A.  Net Income (a)                                $105,047

B.  Taxes Based on Income or Profits                80,226
                                                   -------
C.  Earnings, Before Income Taxes                  185,273

D.  Fixed Charges (b)                              308,360
                                                   -------
E.  Earnings Before Income Taxes and
      Fixed Charges                                493,633

F.  Allowance for Funds Used During
      Construction (AFC)                             9,316
                                                   -------
G.  Earnings Before Income Taxes and
      Fixed Charges without AFC                   $484,317
                                                   =======

PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements               $ 37,938
                                                   -------
I.  Ratio of Pre-tax Income to Net Income (C/A)      1.764
                                                   -------
J.  Preferred Dividend Factor (HxI)               $ 66,923

K.  Fixed Charges as Above (D)                     308,360
                                                   -------
L.  Fixed Charges and Preferred Dividends
      Combined                                    $375,283
                                                   =======
M.  Ratio of Earnings to Fixed Charges (E/D)          1.60
                                                   =======
N.  Ratio of Earnings to Fixed Charges
      without AFC (G/D)                               1.57
                                                   =======
O.  Ratio of Earnings to Fixed Charges and
      Preferred Dividends Combined (E/L)              1.32
                                                   =======


(a) Includes the extraordinary item of $67,364 recorded in December 1996 for the discontinuance of regulatory accounting principles, net of income taxes of $36,273.

(b) Includes a portion of rentals deemed representative of the interest factor ($26,534).


/TABLE

EXHIBIT 15
----------


August 7, 1997

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated August 7, 1997 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP