Form 10-Q
period 1997-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1997-11-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997
-------------------------------------------------
OR

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

Common stock, $1 par value, outstanding at October 31, 1997 -
144,419,351

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For the Quarter Ended September 30, 1997


INDEX
-----

           PART I.  FINANCIAL INFORMATION
           ------------------------------

Glossary of Terms

Item 1.         Financial Statements.

           a)   Consolidated Statements of Income -
                Three Months and Nine Months ended
                September 30, 1997 and 1996

           b)   Consolidated Balance Sheets - September 30,
                1997 and December 31, 1996

           c)   Consolidated Statements of Cash Flows -
                Nine Months ended September 30, 1997 and 1996

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

Item 1.         Legal Proceedings.

Item 5.         Other Information.

Item 6.         Exhibits and Reports on Form 8-K.

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

GLOSSARY OF TERMS
-----------------

TERM              DEFINITION
----              ----------

ALJ               Administrative Law Judge

Dth               Dekatherms

FAC               Fuel Adjustment Clause

GAAP              Generally Accepted Accounting Principles

GRT               New York State Gross Receipts Tax

GWh               Gigawatt-hours

IPP               Independent Power Producer

KWh               Kilowatt-hours

MRA               Master Restructuring Agreement

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

Unit 1            Nine Mile Point Nuclear Station Unit No. 1

PART 1. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS.
-----------------------------
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                            1997                1996
                                          ---------           ---------
                                            (In thousands of dollars)

OPERATING REVENUES:
  Electric                                $ 827,697           $ 829,370
  Gas                                        68,873              66,343
                                         ----------           ---------
                                            896,570             895,713
                                         ----------           ---------
OPERATING EXPENSES:
  Fuel for electric generation               54,674              55,129
  Electricity purchased                     293,324             286,085
  Gas purchased                              41,625              26,113
  Other operation and maintenance
   expenses                                 198,805             284,237
  Depreciation and amortization              85,148              82,475
  Federal and foreign income taxes           17,843              (6,287)
  Other taxes                               112,820             114,555
                                         ----------          ----------
                                            804,239             842,307
                                         ----------          ----------
OPERATING INCOME                             92,331              53,406
                                         ----------          ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                       1,306               1,138
  Federal and foreign income taxes             248                 289
  Other items (net)                          6,178               4,162
                                        ----------          ----------
                                             7,732               5,589
                                        ----------          ----------

INCOME BEFORE INTEREST CHARGES             100,063              58,995
                                        ----------          ----------

INTEREST CHARGES:
  Interest on long-term debt                67,689              68,301
  Other interest                             1,773               4,550
  Allowance for borrowed funds used
   during construction                      (1,082)               (940)
                                        ----------          ----------
                                            68,380              71,911
                                        ----------          ----------

NET INCOME/(LOSS)                           31,683             (12,916)
Dividends on preferred stock                 9,353               9,609
                                        ----------          ----------
BALANCE AVAILABLE FOR COMMON STOCK      $   22,330           $ (22,525)
                                        ==========          ==========

Average number of shares of common
  stock outstanding (in thousands)         144,417             144,364

Balance available per average
  share of common stock                 $      .15           $    (.16)

      The accompanying notes are an integral part of these financial statements

/TABLE

                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------
                                            1997                1996
                                         ---------          ----------
                                           (In thousands of dollars)


OPERATING REVENUES:
  Electric                                $2,509,603          $2,484,964
  Gas                                        496,497             534,583
                                          ----------          ----------
                                           3,006,100           3,019,547
                                          ----------          ----------

OPERATING EXPENSES:
  Fuel for electric generation               127,331             141,630
  Electricity purchased                      939,125             874,450
  Gas purchased                              253,180             296,665
  Other operation and maintenance
   expenses                                  605,262             693,602
  Depreciation and amortization              254,169             246,681
  Federal and foreign income taxes           118,514              79,728
  Other taxes                                354,218             362,013
                                          ----------          ----------
                                           2,651,799           2,694,769
                                          ----------          ----------

OPERATING INCOME                             354,301             324,778
                                          ----------          ----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for other funds used
   during construction                         3,942               2,340
  Federal and foreign income taxes             5,560               4,950
  Other items (net)                           16,911              13,345
                                          ----------          ----------
                                              26,413              20,635
                                          ----------          ----------

INCOME BEFORE INTEREST CHARGES               380,714             345,413
                                          ----------          ----------

INTEREST CHARGES:
  Interest on long-term debt                 204,578             205,089
  Other interest                               3,946               6,721
  Allowance for borrowed funds used
   during construction                        (3,264)             (2,595)
                                          ----------          ----------
                                             205,260             209,215
                                          ----------          ----------

NET INCOME/(LOSS)                            175,454             136,198
Dividends on preferred stock                  28,161              28,760
                                          ----------          ----------
BALANCE AVAILABLE FOR COMMON STOCK        $  147,293          $  107,438
                                          ==========          ==========

Average number of shares of common
  stock outstanding (in thousands)           144,399             144,344

Balance available per average
  share of common stock                   $     1.02          $      .74

      The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


ASSETS
------                                  SEPTEMBER 30, 1997
                                           (UNAUDITED)         DECEMBER 31, 1996
                                        ------------------     -----------------
                                                (In thousands of dollars)
UTILITY PLANT:
  Electric plant                        $ 8,720,988             $ 8,611,419
  Gas plant                               1,110,219               1,082,298
  Nuclear fuel                              575,918                 573,041
  Common plant                              315,631                 292,591
  Construction work in progress             273,411                 279,992
                                         ----------              ----------
     Total utility plant                 10,996,167              10,839,341
Less-Accumulated depreciation
 and amortization                         4,131,333               3,881,726
                                          ---------              ----------
     Net utility plant                    6,864,834               6,957,615
                                          ---------              ----------

OTHER PROPERTY AND INVESTMENTS              247,739                 257,145
                                          ---------              ----------

CURRENT ASSETS:
  Cash, including temporary cash
   investments of $566,136 and
   $223,829, respectively                   606,689                 325,398
  Accounts receivable (less allowance for
   doubtful accounts of $67,700 and
   $52,100, respectively)                   291,136                 373,305
  Materials and supplies, at average cost:
   Coal and oil for production of
   electricity                               16,852                  20,788
   Gas storage                               45,414                  43,431
   Other                                    119,371                 120,914
  Prepaid taxes                              51,570                  11,976
  Other                                     107,512                  25,329
                                         ----------              ----------
                                          1,238,544                 921,141
                                         ----------              ----------

REGULATORY ASSETS (NOTE 3):
  Regulatory tax asset                      387,376                 390,994
  Deferred finance charges                  239,880                 239,880
  Deferred environmental restoration
   costs (Note 2)                           225,000                 225,000
  Unamortized debt expense                   59,304                  65,993
  Postretirement benefits other than
   pensions                                  57,405                  60,482
  Other                                     182,943                 206,352
                                         ----------              ----------
                                          1,151,908               1,188,701
                                         ----------              ----------
OTHER ASSETS                                 72,574                  77,428
                                         ----------              ----------
                                         $9,575,599              $9,402,030
                                         ==========              ==========

        The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------
CAPITALIZATION AND LIABILITIES
------------------------------


                                                 SEPTEMBER 30, 1997
                                                    (UNAUDITED)         DECEMBER 31, 1996
                                                 ------------------     -----------------
                                                        (In thousands of dollars)
CAPITALIZATION:
 COMMON STOCKHOLDERS' EQUITY:
  Common stock - $1 par value; authorized
   185,000,000 shares; issued 144,419,351
   and 144,365,214 shares, respectively          $  144,419             $  144,365
  Capital stock premium and expense               1,783,633              1,783,725
  Retained earnings                                 804,775                657,482
                                                 ----------             ----------
                                                  2,732,827              2,585,572
                                                 ----------             ----------

 CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000
  SHARES, $100 PAR VALUE:
   Non-redeemable (optionally redeemable),
    issued 2,100,000 shares                         210,000                210,000
   Redeemable (mandatorily redeemable), issued
    222,000 and 240,000 shares, respectively         20,400                 22,200

 CUMULATIVE PREFERRED STOCK, AUTHORIZED
  19,600,000 SHARES, $25 PAR VALUE:
   Non-redeemable (optionally redeemable),
    issued 9,200,000 shares                         230,000                230,000
   Redeemable (mandatorily redeemable), issued
    2,581,204 and 2,864,005 shares,
    respectively                                     56,210                 64,530
                                                 ----------             ----------
                                                    516,610                526,730
                                                 ----------             ----------
   Long-term debt                                 3,416,586              3,477,879
                                                 ----------             ----------
       TOTAL CAPITALIZATION                       6,666,023              6,590,181
                                                 ----------             ----------

CURRENT LIABILITIES:
   Long-term debt due within one year                67,124                 48,084
   Sinking fund requirements on redeemable
    preferred stock                                  10,120                  8,870
   Accounts payable                                 253,549                271,830
   Payable on outstanding bank checks                46,449                 32,008
   Customers' deposits                               17,065                 15,505
   Accrued taxes                                     30,640                  4,216
   Accrued interest                                  71,565                 63,252
   Accrued vacation pay                              36,508                 36,436
   Other                                             46,889                 52,455
                                                 ----------             ----------
                                                    579,909                532,656
                                                 ----------             ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges                          239,880                239,880
                                                 ----------             ----------

OTHER LIABILITIES:
  Accumulated deferred income taxes               1,361,345              1,331,913
  Employee pension and other benefits               241,720                238,688
  Deferred pension settlement gain                   14,145                 19,269
  Unbilled revenues                                  25,281                 49,881
  Other                                             222,296                174,562
                                                 ----------             ----------
                                                  1,864,787              1,814,313
                                                 ----------             ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration           225,000                225,000
                                                 ----------             ----------
                                                 $9,575,599             $9,402,030
                                                 ==========             ==========

        The accompanying notes are an integral part of these financial statements

/TABLE

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
INCREASE (DECREASE) IN CASH (UNAUDITED)
---------------------------------------


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                         1997                1996
                                                     -------------      ------------
                                                         (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  175,454          $  136,198
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                       254,169             246,681
    Amortization of nuclear fuel                         20,598              30,040
    Provision for deferred income taxes                  33,050               1,986
    Decrease in net accounts receivable                  57,569             164,205
    (Increase) decrease in materials and
     supplies                                             2,879              (5,683)
    Decrease in accounts payable and
     accrued expenses                                    (1,709)            (14,465)
    Increase in accrued interest and taxes               34,737              25,172
    Changes in other assets and liabilities             (29,721)             (5,907)
                                                     ----------          ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           547,026             578,227
                                                     ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                               (183,831)           (186,860)
  Nuclear fuel                                           (2,877)            (29,061)
                                                     ----------          ----------
  Acquisition of utility plant                         (186,708)           (215,921)
  Decrease in materials and supplies
   related to construction                                  617               3,578
  Decrease in accounts payable and accrued
   expenses related to construction                        (427)             (3,616)
  (Increase) decrease in other investments               (4,054)             10,226
  Other                                                   5,505              (5,972)
                                                     ----------          ----------
     NET CASH USED IN INVESTING ACTIVITIES             (185,067)           (211,705)
                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt                               -                105,000
  Net change in revolving credit agreements                -               (170,000)
  Reductions of preferred stock                          (8,870)             (6,800)
  Reductions in long-term debt                          (44,600)            (29,341)
  Dividends paid                                        (28,161)            (28,760)
  Other                                                     963              (9,039)
                                                     ----------          ----------
     NET CASH USED IN FINANCING ACTIVITIES              (80,668)           (138,940)
                                                     ----------          ----------

NET INCREASE IN CASH                                    281,291             227,582

Cash at beginning of period                             325,398             153,475
                                                     ----------          ----------
CASH AT END OF PERIOD                                  $606,689            $381,057
                                                     ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                        $199,460            $205,702
  Income taxes paid                                     $63,116             $80,499


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

           The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

           At December 31, 1996, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Accordingly, existing regulatory assets related to this business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) were charged against 1996 income as an extraordinary non-cash charge.

           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to companies with publicly held common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures. In compliance with the requirements of this standard, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. The Company does not expect that the adoption of SFAS No. 128 will have a significant impact on the reporting of EPS for the Company. However, the MRA entered into by the Company on July 9, 1997 to terminate, restate or amend IPP contracts is expected to result in the issuance of up to 46 million shares of common stock, representing approximately 25% of the anticipated fully-diluted outstanding common shares. These shares will be issued upon the closing of the MRA, which is contingent upon regulatory and other approvals.

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

           As a consequence of site characterizations and assessments completed to date and negotiations with PRP's, the Company has accrued a liability in the amount of $225 million, which is reflected in the Company's Consolidated Balance Sheets at September 30, 1997 and December 31, 1996. This liability represents the low end of the range of its share of the estimated cost for investigation and remediation. The potential high end of the range is presently estimated at approximately $835 million, including approximately $340 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. In its PowerChoice settlement, the Company has proposed the continued application of deferral accounting for cost differences resulting from this effort.

           Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. To date, the Company has reached settlements with a number of insurance carriers, resulting in payments to the Company of approximately $36 million, net of costs incurred in pursuing recoveries. The Company has proposed, in its PowerChoice settlement, to amortize this amount over a ten year period, but is unable to predict what the final ratemaking disposition will be.

           TAX ASSESSMENTS:  (See Form 10-Q for the quarter ended
           March 31, 1997, Part I, Item 1. Financial Statements -
           "Note 2. Contingencies - Tax assessments.")

           The Internal Revenue Service ("IRS") has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restated or amended under the MRA with IPPs as described in Note 3, then it is possible that the effects of any proposed disallowance would be mitigated. The IRS has commenced its examination of the Company's federal income tax returns or the years 1991 through 1993.The Company is vigorously defending its position on this issue.

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

           In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. Discovery on this one breach of contract claim has been in progress. A motion for summary judgement seeking dismissal of the remaining cause of action has been submitted to the NYS Supreme Court.

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

NOTE 3.         RATE AND REGULATORY ISSUES AND CONTINGENCIES.

           The Company's financial statements conform to GAAP, as applied to regulated public utilities, and reflect the application of SFAS No. 71. As discussed in Note 1, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility regulated on a cost-of-service basis to defer certain costs when authorized to do so by the regulator which would otherwise be charged to expense. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $912 million, net of approximately $240 million of regulatory liabilities at September 30, 1997. These regulatory assets are probable of recovery. The portion of the $912 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $765 million, which is net of approximately $240 million of regulatory liabilities. Regulatory assets allocated to the rate-regulated gas distribution business are $147 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

           The Company has concluded that the termination or restructuring of IPP contracts and implementation of PowerChoice is the probable outcome of negotiations that have taken place since the PowerChoice announcement. Under PowerChoice, the separated non-nuclear generation business would no longer be rate-regulated on a cost-of-service basis and, accordingly, regulatory assets related to the non-nuclear power generation business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) at December 31, 1996, were charged against income as an extraordinary non-cash charge.

           Of the remaining electric business, under PowerChoice, the Company expects that its nuclear generation and electric transmission and distribution business would continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company would continue to apply SFAS No. 71 to these businesses. It is expected that the Company's IPP contracts, including those restructured under the MRA and those not so restructured will continue to be the obligations of the nuclear generation and transmission and distribution business.

           PowerChoice and the termination or restructuring costs of IPP contracts would result in rates that reflect reduced or stable costs that the Company believes would generally meet the Governor's stated economic objectives as to energy prices in New York State as well as the PSC's objectives (see Form 10-K for fiscal year ended December 31, 1996,
           Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric"). Therefore, the Company expects the PSC would continue to apply the concept of cost-of-service based rates to the nuclear generation and transmission and distribution business. The Company expects that these cost-of-service based rates could be charged to and collected from customers without causing unanticipated reduction in demand. The Company proposes, and believes it is probable that the PSC would approve, deferral and recovery of the termination or restructuring costs of IPP contracts over a period not to exceed ten years. To the extent that deferral of the termination or restructuring cost would not be approved by the PSC and the Company determines, nonetheless, to effectuate the termination or restructuring, that amount would be charged to expense, which could have a material adverse effect on the financial condition, and in the year of the write-off, the results of operations of the Company. Furthermore, the Company does not expect the PSC to provide a specific return on the regulatory asset associated with IPP termination or restructuring costs. SFAS No. 71 does not require the Company to earn a return on regulatory assets in assessing its applicability. The Company believes that the prices it would charge for electric service, assuming no reduction in demand, including a non-bypassable transition charge, over the ten-year period would be sufficient to recover the regulatory asset for the termination or restructuring costs of IPP contracts and provide recovery of and a return on the remainder of its regulated assets, as appropriate. The Company expects that the reported amounts of future net income would be adversely affected by a lack of a return on the regulatory asset associated with the IPP termination or restructuring and the expected lower returns of the unregulated non-nuclear generating business. In the year of implementation of PowerChoice, it is likely that the Company will have a nominal amount of either net income or loss.

           The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity-Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. The Task Force reached the following conclusions: (1) the future recognition of regulatory assets for the portion of the business that no longer qualifies for application of SFAS No. 71 depends on the regulators' treatment of the recovery of those costs and other stranded assets from cash flows of other aspects of the business still considered to be regulated and (2) a utility should discontinue the application of SFAS No. 71 when the legislative and regulatory plan has been enacted, including transition plans to a competitive environment and the handling of stranded costs subject to future rate recovery. As discussed in Note 1, the Company discontinued the application of SFAS No. 71 and applied SFAS No. 101 with respect to the fossil and hydro generation business at December 31, 1996, in a manner consistent with the EITF consensus.

           With the probable implementation of PowerChoice, which now includes the sale of the non-nuclear generation business, the Company is required to assess the carrying amounts of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets were not sufficient to avoid a loss, the Company believes it would be able to recover such loss through the non-bypassable transition fee proposed in PowerChoice. The PowerChoice settlement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. An update of the SFAS No. 121 assessment must be prepared when conditions occur which in the opinion of management may have impaired the value of these assets. The Company's fossil and hydro generation plant assets had a net book value of approximately $1 billion at September 30, 1997.

           As described in Form 10-K for fiscal year ended December 31, 1996, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Announced Agreement-in-Principle to Terminate or Restructure 44 IPP Contracts" and Forms 8-K filed July 10, 1997, and October 17, 1997, the conclusion of the termination or restatement or amendment of IPP contracts, and closing of the financing necessary to implement such termination or restatement or amendment, as well as implementation of PowerChoice, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it would pursue a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued. The resulting after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and transmission and distribution businesses as of September 30, 1997, would be approximately $497 million or $3.44 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, the continued availability of the Company's senior debt facility and certain types of transfers of assets could be adversely impacted by any such write-downs.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of September 30, 1997 and the unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 1997 and 1996. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE   NY   13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

November 7, 1997

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse,  NY  13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996 and of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December
31, 1996, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 13, 1997, we expressed an unqualified opinion (containing explanatory paragraphs with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the
Effects of Certain Types of Regulation" [SFAS No. 71] for its nuclear generation, electric transmission and distribution and gas businesses and discontinuation of SFAS No. 71 for its non-nuclear generation business in 1996). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all

To the Stockholders and
Board of Directors
November 7, 1997
Page 2


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

MASTER RESTRUCTURING AGREEMENT WITH 16 IPPs TO TERMINATE,
RESTATE OR AMEND 29 CONTRACTS AND REVISED POWERCHOICE PROPOSAL

On July 9, 1997, the Company entered into the MRA with 16 IPPs who have 29 PPAs with the Company. Pursuant to the MRA, such PPAs will be terminated, restated or amended, in exchange for an aggregate of $3,555,000,000 in cash, $50,000,000 in short term notes or cash (at the Company's option), 46 million shares of the Company's common stock and certain fixed price swap contracts. (See Exhibit 99.3 of Form 8-K, filed July 10, 1997 for a schedule setting forth the quantities and prices for the restated or amended contracts.) The closing of the MRA is conditioned upon, among other things, the Company and the IPPs negotiating their individual restated and amended contracts, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transactions contemplated by the MRA (including the termination of the existing power purchase contracts and the termination or amendment of all related third party agreements), the IPPs entering into new third party arrangements which will enable each IPP to restructure its projects on a reasonably satisfactory economic basis, the Company having completed all necessary financing arrangements and the Company and the IPPs having received all necessary approvals from their respective boards of directors, shareholders and partners. While one or more IPPs may under certain circumstances terminate the MRA with respect to itself, the Company's obligation to close the MRA is subject to its determination that as a result of any such terminations the benefits anticipated to be received by the Company pursuant to the MRA have not been materially and adversely affected. The foregoing is qualified in its entirety by the text of the MRA, a copy of which was filed as Exhibit
10.28 in the Company's Form 8-K, on July 10, 1997.

The MRA formalizes an agreement in principle announced March 10, 1997 between the Company and 19 developers representing 44 contracts. Prior to the execution of the MRA, the Company withdrew its offer with respect to a subgroup of three developers representing 15 hydro contracts. Because the agreement in principle called for the subgroup to be compensated solely through restructured contracts, their departure did not change the amount of cash and stock in the overall agreement, nor did it materially impact the cost reductions associated with the agreement. The Company has reached a settlement with one hydro developer and hopes to achieve settlements with the remaining members of the subgroup.

The MRA specifically contemplated that two IPPs, Oxbow Power of North Tonawanda, New York, Inc. ("Oxbow") and NorCon Power Partners, L.P. ("NorCon") would enter into further negotiations concerning their treatment under the MRA. Following such negotiations, Oxbow has withdrawn from the MRA, but, based on the value of its allocation under the MRA and the terms of its existing PPA, the Company does not believe Oxbow's withdrawal will materially impact the cost reductions associated with the MRA. The Company and NorCon have agreed to replace NorCon's initial allocation under the MRA with an all cash allocation which has, in the Company's estimation, a value approximately $60 million higher than NorCon's initial allocation. The Company expects that prior to the consummation of the MRA, the mix of consideration to be received by the IPPs may be renegotiated.

On October 10, 1997, the Company filed its PowerChoice settlement with the PSC, which incorporates the terms of the MRA. The settlement will be the subject of evidentiary and public statement hearings before an ALJ. The PSC will review the settlement and the ALJ's analysis in open session before reaching a decision. The Company expects a decision from the PSC by early 1998 which should allow for the consummation of the MRA in the first half of 1998. The closing of the MRA is conditioned upon the factors mentioned above.

The settlement establishes a five year rate plan that would reduce average residential and commercial prices by 3.2% over the first three years. This reduction would include certain savings that will result from partial reductions of the New York State Gross Receipts Tax. Industrial customers would see average reductions of 25%; these decreases would include discounts currently offered to some industrial customers through optional and flexible rate programs. During the term of the settlement, the Company would be permitted to defer certain costs, associated primarily with environmental remediation, nuclear decommissioning and related costs, and changes in laws, regulations, rules and order. In years four and five of its rate plan, the Company could request an increase in prices subject to a cap of 1% of the all-in price, excluding commodity costs (e.g., transmission, distribution, and forecasted Competitive Transition Charges ("CTC")). This price cap is separate from the recovery of deferrals established in years one through four, as well as the generation incentive (described below) and variation in the MRA contracts cost resulting from the indexing provisions of these contracts.

The settlement provides that the MRA and the contracts executed thereto are found to be prudent. The settlement further provides that the Company shall have a reasonable opportunity to recover its stranded costs, including those associated with the MRA and the contracts executed thereto, through a CTC and, under certain circumstances, through exit fees and in back up rates.

Under the settlement, a regulatory asset would be established representing the costs of the MRA. In this way, the costs of the MRA would be deferred and amortized over a period not to exceed ten years. In order to achieve the price levels in the settlement rate plan, the Company accepted a limited projected recovery of carrying charges on the regulatory asset. In limiting such recovery, the Company would be agreeing to absorb a portion of stranded costs, which would result in a very low return on equity during the settlement period.

The settlement calls for the Company to divest all its fossil and hydro generation assets. Divestiture is intended to be accomplished through an auction. Winning bids would be selected within 11 months of the Commission's approval of the auction plan, which will be filed separately with the Commission. The Company could receive an incentive based on the auction sale proceeds as an incentive to obtain maximum value in the sale. This incentive would be recovered either from sale proceeds or if necessary, through a surcharge. If the Company does not receive an acceptable, non-negative bid for an asset, the Company agrees to form a subsidiary holding any such assets and then to legally separate this subsidiary from the Company through a spin-off to shareholders or otherwise. If a bid of zero or below is received for an asset, the Company would keep the asset as part of its regulated business for future consideration. The foregoing process would quantify the stranded costs associated with the Company's fossil and hydro generating assets. The Company would have a reasonable opportunity to recover these costs through the CTC and otherwise as described above. After the foregoing process is complete, the Company would agree not to own any non-nuclear generating assets in the State of New York, subject to certain limited exceptions provided in the settlement.

The settlement contemplates that the Company's nuclear plants will remain part of the Company's regulated business and that the Company will continue efforts to pursue a statewide solution such as the New York Nuclear Operating Company. The settlement stipulates that absent a statewide solution, the Company will file a detailed plan for analyzing proposed solutions for its nuclear assets, including the feasibility of an auction, transfer and/or divestiture.

All customers would have retail choice by December 1999 regarding the business that supplies them with the electric commodity. The Company would continue to deliver such commodity through its distribution and transmission facilities. The Company also would have the obligation to be the so-called provider of last resort for those customers who do not exercise their right to choose a new supplier of the electric commodity.

All of the foregoing discussion of the PowerChoice Settlement is qualified in its entirety by the text of the Settlement, a copy of which was filed as Exhibit 99.1 in the Company's Form 8-K, on October 17, 1997.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

(See Form 10-K for fiscal year ended December 31, 1996, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric" and Form 10-Q for the quarter ended March 31, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric" and Form 10-Q for the quarter ended June 30, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric.")

On August 27, 1997, the PSC requested comments on its staff's tentative conclusions about how nuclear generation and fossil generation should be treated after decisions are made on the individual electric restructuring agreements currently pending before the PSC. The PSC staff concluded that beyond the transition period (the period covered by the individual restructuring agreements), nuclear generation should operate on a competitive basis. In addition, the PSC staff concluded that a sale of generation plants to third parties is the preferred means of determining the fair market value of generation plants and offers the greatest potential for the mitigation of stranded costs. The PSC staff also concluded that recovery of sunk costs, including post shutdown costs, would be subject to review by the PSC and this process should take into account mitigation measures taken by the utility, including the steps it has taken to encourage competition in its service area.

In October 1997, the majority of utilities with interests in nuclear power plants, including the Company, requested that the PSC reconsider its staff's nuclear proposal. In addition, the utilities raised the following issues: impediments to nuclear plants operating in a competitive mode; impediments to the sale of plants; responsibility for decommissioning and disposal of spent fuel; safety and health concerns; and environmental and fuel diversity benefits. In light of all of these issues, the utilities recommended that a more formal process be developed to address those issues.

The three investor-owned utilities, Rochester Gas and Electric Corporation, Consolidated Edison Company of New York, Inc. and the Company, which are currently pursuing formation of a nuclear operating company in New York State also filed a response with the PSC in October 1997. The response stated that a forced divestiture of the nuclear plants would add uncertainty to developing a statewide approach to operating the plants and requested that such a forced divestiture proposal be rescinded. The response also stated that implementation of a consolidated six-unit operation would contribute to the mitigation of unrecovered nuclear costs. The New York Power Authority, which is also pursuing formation of the nuclear operating company, submitted its own comments which were similar to the comments of the three utilities.

PSC PROPOSAL ON THE FUTURE OF THE NATURAL GAS INDUSTRY

On September 8, 1997, the PSC issued for comment its staff's position paper on the future of the natural gas industry, which includes recommendations for increasing competition and expanding customer choice in the natural gas marketplace. The staff proposed, among other things, that all regulated natural gas utilities exit the business of purchasing natural gas for customers over the next five years. Instead, regulated utilities would serve only to deliver natural gas purchased by customers from competitive suppliers. If this proposal is adopted by the PSC, then it would eliminate the need to regulate natural gas purchasing practices since market forces would establish natural gas prices.

However, the PSC staff recognizes that a number of issues need to be resolved in order for this proposal to be successful, such as the issue of what to do with contracts that the local utilities have with interstate pipelines that extend beyond the proposed five-year transition period, the obligation of the utility to serve as supplier of last resort, and the issue of system reliability.

The Company plans to submit its comments to the PSC by the November 20, 1997 deadline. With the exception of the issues to be resolved by the PSC, the Company does not believe that this proposal will have a material adverse affect on its results of operations or financial condition, since the Company's natural gas margin is derived from the delivery service and not from the commodity sale. The foregoing constitutes a forward-looking statement, as defined in Section 21E of the Securities Exchange Act of 1934, by the Company and the actual results and developments may differ due to the factor discussed above. The resolution of the issues identified by the PSC could result in stranded costs for the Company. The Company is unable to predict how the PSC will resolve those issues.

FINANCING PLANS AND FINANCIAL POSITION

(See Form 10-K for the fiscal year ended December 31, 1996, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources" and Form 10-Q for the quarter ended June 30, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financing Plans and Financial Position.")

On October 14, 1997, Standard & Poor's ("S&P") raised its ratings on the Company's first mortgage bonds to BB+ from BB. S&P stated that this rating revision is the result of its effort to incorporate into its ratings of corporate issues "a more vigorous analysis of ultimate recovery potential to supplement the analysis of default risk." In addition, Moody's changed the credit rating outlook for the Company to positive following the filing of the PowerChoice settlement agreement.

During March 1996, the Company completed an $804 million senior debt facility with a bank group for the purposes of consolidating and refinancing certain of the Company's existing working capital lines of credit and letter of credit facilities and providing additional reserves of bank credit. This senior debt facility will enhance the Company's financial flexibility during the period 1997 through June 1999. The senior debt facility consists of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority.
The interest rate applicable to the senior debt facility is variable based on certain rate options available under the agreement and currently approximates 7.4% (but capped at 15%).
As of September 30, 1997, the amount outstanding under the senior debt facility was $542 million, consisting of $105 million under the term loan facility, a $424 million letter of credit and a $13 million letter of credit under the revolving credit facility, leaving the Company with $262 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination if the Company separates its fossil/hydro generation business from its transmission and distribution business, or any other significant restructuring plan).

On October 23, 1997, the Board of Directors authorized the solicitation of consents from its preferred shareholders, as required by the Company's Certificate of Incorporation, to increase the amount of unsecured debt the Company may issue from the present level of approximately $700 million by up to an additional $5 billion. Such approval would become effective upon receipt of consents from the holders of shares representing a majority of the total votes of the preferred stock.

The Company plans to use over half of this amount in connection with the MRA. In addition, the Company believes that the ability to use unsecured indebtedness will increase its flexibility in planning and financing its business activities.

If the necessary consents are received, all holders of preferred stock of record on the record date will receive a special cash payment in the amount of $1 per share (or 25 cents per share for $25 par preferred stocks). In addition, fees of up to approximately $5.5 million could be paid in connection with the solicitation, depending on the number of consents received.

The Company is unable to determine the outcome of this solicitation.

UNIT 1 OUTAGE

On September 15, 1997, Unit 1 was taken out of service due to leaking in one of four back-up condensers. The standby condensers serve as a back-up system for the removal of reactor steam. The condensers are maintained in a ready state during normal plant operations. Tests and inspections were conducted on the remaining condensers and similar conditions were found. Unit 1 will remain shut down until the replacement of all four condensers is complete (currently anticipated to be December).

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 1997 in comparison to the same periods in 1996.
The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and nine months periods should not be taken as an indication of earnings for all or any part of the balance of the year.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996

Earnings for the third quarter 1997 were $22.3 million or 15 cents per share, as compared with a loss of $22.5 million or 16 cents per share in the third quarter of 1996. Earnings for the third quarter were higher primarily as a result of a decrease in operation and maintenance expense of $85.4 million or 38 cents per share. Operation and maintenance expense for the third quarter of 1997 was lower primarily because the third quarter of 1996 included the recording of a charge of $68.5 million for bad debt expense, reflecting an increased allowance for doubtful customer bills to recognize the Company's assessment of the increased risk of collecting significantly higher levels of past-due amounts. This was partially offset in the three months ended September 30, 1997, by higher customer discounts that reduced earnings by 3 cents per share and a lower gas margin of 5 cents per share, resulting primarily from the restructuring of gas rates and the timing of the recognition of interstate gas pipeline transportation costs under the new multi-year gas rate settlement agreement.


ELECTRIC REVENUES

Electric revenues decreased $1.7 million or 0.2% from 1996, primarily as a result of a decrease in revenues from sales to other electric utilities of $5.3 million. This was partially offset by an increase in volume and mix of sales to ultimate customers.

ELECTRIC SALES

Electric sales to ultimate consumers were approximately 8.4 billion KWh in the third quarter of 1997, a 1.2% increase from 1996. After adjusting for the effects of weather, sales to ultimate consumers increased 3.0%. Sales for resale decreased 379 million KWh (28.9%) resulting in a net decrease in total electric sales of 381 million KWh (3.9%).

Electric fuel and purchased power costs increased $6.8 million or 2.0%. This increase is the result of a $14.5 million increase in costs deferred and recovered through the operation of the FAC, a $7.1 million increase in actual fuel costs, and a $14.8 million decrease in actual purchased power costs (including a $11.7 million or 4.4% decrease in payments to IPPs).

GAS REVENUES

Gas revenues increased $2.5 million or 3.8% in the third quarter of 1997 from the comparable period in 1996 caused primarily by higher residential sales.

GAS SALES

Gas sales to ultimate consumers decreased 0.3 million Dth or 5.6% from the third quarter of 1996 primarily as a result of lower commercial sales. After adjusting for the effects of weather, sales to ultimate consumers decreased 18.2%. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, decreased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

The total cost of gas included in expense increased $15.5 million or 59.4%. This was the result of a $17.0 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause and a 27.1% increase in the average cost per Dth purchased ($8.2 million), partially offset by a 1.0 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($5.9 million) and a $3.8 million decrease in purchases for spot market sales.

OTHER OPERATION AND MAINTENANCE EXPENSE decreased $85.4 million, primarily as a result of the recording of a charge of $68.5 million for bad debt expense in the third quarter of 1996. The charge was necessary to properly recognize the increased risk of collecting significantly higher levels of past-due customer bills.

FEDERAL AND FOREIGN INCOME TAXES (NET) increased $24.2 million primarily due to an increase in pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1996

Earnings for the first nine months of 1997 were $147.3 million or $1.02 per share, as compared with $107.4 million or 74 cents per share in 1996. Earnings for the first nine months of 1997 were higher primarily as a result of a decrease in bad debt expense. Bad debt expense was lower because the Company recorded a charge of $68.5 million for bad debt expense in the third quarter of 1996, reflecting an increased allowance for doubtful customer bills to recognize the Company's assessment of the increased risk of collecting significantly higher levels of past-due amounts. This was partially offset by higher customer discounts that reduced earnings by 6 cents per share.

ELECTRIC REVENUES

Electric revenues for the first nine months of 1997 increased $24.6 million or 1.0% from the comparable period in 1996. FAC revenues increased $44.7 million, primarily as a result of the Company's increased payments to the IPPs recovered through the FAC, offset by a decrease in revenues from sales to other electric utilities of $19.4 million.

ELECTRIC SALES

Electric sales to ultimate consumers were approximately 25.2 billion KWh in the first nine months of 1997, a 0.4% decrease from the same period in 1996. After adjusting for the effects of weather, sales to ultimate consumers would have increased 1.2%. Sales for resale decreased 985 million KWh (24.3%), resulting in a net decrease in total electric sales of 1,397 million KWh (4.7%).

                                         NINE MONTHS ENDED SEPTEMBER 30,

                           ELECTRIC REVENUES (Thousands)               SALES (GWh)
                         ----------------------------------     --------------------------

                                                       %                              %
                            1997          1996       Change     1997      1996      Change
Residential              $ 941,663     $ 958,368      (1.7)     7,574     7,767      (2.5)
Commercial                 935,809       936,885      (0.1)     8,737     8,790      (0.6)
Industrial                 401,774       393,093       2.2      5,413     5,374       0.7
Industrial - Special        46,137        43,709       5.6      3,341     3,230       3.4
Other                       40,149        39,821       0.8        165       178      (7.3)
                         ---------    ----------     ------    ------    ------      ----
Total to Ultimate
  Consumers              2,365,532     2,371,876      (0.3)    25,230    25,339      (0.4)
Other Electric Systems      65,961        85,385     (22.7)     3,066     4,051     (24.3)
Miscellaneous/Subsidiary    78,110        27,703     182.0        -         303    (100.0)
                        ----------     ---------     ------     -----    -------     ----

      TOTAL             $2,509,603    $2,484,964       1.0     28,296    29,693      (4.7)
                        ==========    ==========     ======    ======    ======      ====

/TABLE

As indicated in the table below, internal generation decreased in 1997, principally due to the outage at Unit 1.

The Company's management of its IPP power supply generally divides the projects into three categories: hydroelectric, "must run" cogeneration and schedulable cogeneration projects.

Following a higher than normal spring run off, the precipitation in the Summer months was lower than usual. As a result, hydroelectric IPP projects delivered 79 GWh or 6.1% under PPAs less than they did for the same period last year, representing decreased payments to those IPPs of $2.8 million.

A substantial portion of the Company's portfolio of IPP projects operate on a "must run" basis. This means that they tend to run at maximum production levels regardless of the need or economic value of the electricity produced. Output from "must run" cogeneration IPPs is 37 GWh or 0.6% lower than produced at the same time last year. However, payments to those IPPs were $8.6 million higher. This is due to a combination of turndown arrangements with individual projects and escalating contract rates. A turndown arrangement is an agreement where the Company compensates an IPP (when economic) to reduce the output from their facility. Although output is reduced, the net economic impact is favorable to the Company and its customers when the electricity is replaced from the market or other sources.

Quantities purchased from schedulable cogeneration IPPs increased 269 GWh or 12.6% and payments increased $16.5 million. The increased payments are largely due to escalating contract rates for both energy (variable) and capacity (fixed). The terms of these PPAs with schedulable IPP units allow the Company to schedule (with certain constraints) energy deliveries and pay for the energy supplied. In addition, the Company is required to make fixed payments if the IPP plants remain available for service. (See Form 10-K for the fiscal year ended December 31, 1996, Part II, Item 8. Notes to Consolidated Financial Statements - "Note 9. Commitments and Contingencies - Long-term Contracts for the Purchase of Electric Power.")



                                        NINE MONTHS ENDED SEPTEMBER 30,

                              GWh                     Cost (Millions)          Cents/KWh
                  -----------------------     --------------------------     ------------
                                       %                               %
                     1997    1996    Change      1997       1996     Change    1997   1996

FUEL FOR ELECTRIC GENERATION:

 Coal                5,512   5,314     3.7    $   78.0     $ 75.2      3.7      1.4    1.4
 Oil                   284     392   (27.6)       15.1       17.0    (11.2)     5.3    4.3
 Natural Gas           352     244    44.3         9.0        7.1     26.8      2.6    2.9
 Nuclear             5,150   6,417   (19.7)       25.3       36.1    (29.9)     0.5    0.6
 Hydro               2,329   2,883   (19.2)         -          -        -        -      -
                    ------  ------   -----    --------   --------     -----     ---    ---
                    13,627  15,250   (10.6)      127.4      135.4     (5.9)     0.9    0.9
                    ------  ------   -----    --------   --------     -----     ---    ---

ELECTRICITY PURCHASED:

IPPs:
 Capacity              -       -        -        166.6      158.4      5.2       -      -
 Energy and taxes   10,180  10,027     1.5       663.8      649.7      2.2      6.5    6.5
                    ------  ------   ------   ---------  --------   -------     ---    ---

Total IPP purchases 10,180  10,027     1.5       830.4      808.1      2.8      8.2    8.1
Other                7,008   7,159    (2.1)       95.9       98.0     (2.1)     1.4    1.4
                    ------  ------   ------   ---------  --------   -------     ---    ---
Total Supply        17,188  17,186      -        926.3      906.1      2.2      5.4    5.3
                    ------  ------   ------   ---------  --------   -------     ---    ---
                    30,815  32,436    (5.0)    1,053.7    1,041.5      1.2      3.4    3.2
                    ------  ------   ------   ---------  --------   -------     ---    ---
Fuel adjustment
 clause                -       -        -         12.7      (25.4)  (150.0)      -      -
Losses/Company use   2,519   2,743    (8.2)         -         -        -         -      -
                    ------  ------   ------   ---------  --------   -------     ---    ---
Sales               28,296  29,693    (4.7)   $1,066.4   $1,016.1      5.0      3.8    3.4
                    ======  ======   ======   =========  ========   =======     ===    ===

/TABLE

GAS REVENUES

Gas revenues decreased $38.1 million or 7.1% in the first nine months of 1997 from the comparable period in 1996 as set forth in the table below:

Sales to ultimate consumers             $(35.5) million
Spot market sales                        (27.0)
Change in base rates                      (4.5)
Purchased gas adjustment clause revenues  28.9
                                        -------
                                        $(38.1) million
                                        =======

GAS SALES

Gas sales to ultimate consumers for the first nine months of 1997 decreased 6.4 million Dth or 9.5% from 1996. After adjusting for the effects of weather, sales to ultimate consumers decreased 2.8%. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                                   NINE MONTHS ENDED SEPTEMBER 30,

                          GAS REVENUES (Thousands)           SALES (Thousands of Dth)
                      -------------------------------     -------------------------------
                                                  %                                %
                        1997         1996       Change      1997       1996      Change
Residential           $330,096     $326,778       1.0      42,409     44,692      (5.1)
Commercial             112,995      127,638     (11.5)     16,947     19,900     (14.8)
Industrial               5,343       11,205     (52.3)      1,154      2,301     (49.8)
                      --------     --------  ---------    -------    -------   --------
Total to Ultimate
   Consumers           448,434      465,621      (3.7)     60,510     66,893      (9.5)
Transportation of
   Customer-Owned Gas   39,667       35,806      10.8     113,314     95,965      18.1
Spot Market Sales        6,300       33,299     (81.1)      3,053      9,298     (67.2)
Miscellaneous            2,096         (143)  1,565.7          19         22     (13.6)
                      --------     --------  ---------    -------    -------   --------
  TOTAL TO SYSTEM
   CORE CUSTOMERS     $496,497     $534,583      (7.1)    176,896    172,178       2.7
                      ========     ========  =========    =======    =======   ========

The total cost of gas included in expense decreased $43.5 million or 14.7%. This was the result of a 4.6 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($16.0 million), a $20.9 million decrease in Dth purchased for spot market sales, and a $14.5 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, partially offset by a $7.9 million increase in the average cost per Dth purchased. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, decreased to an average of $4.05 in the first nine months of 1997 from $4.11 in 1996, the comparable period.

OTHER OPERATION AND MAINTENANCE EXPENSE decreased $88.3 million, primarily as a result of the recording of a charge of $68.5 million for bad debt expense in the third quarter of 1996. The charge was necessary to properly recognize the increased risk of collecting significantly higher levels of past-due customer bills.

The increase in FEDERAL AND FOREIGN INCOME TAXES (NET) of approximately $38.2 million was primarily due to an increase in pre-tax income.

PART II.  OTHER INFORMATION

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

ITEM 1.  LEGAL PROCEEDINGS.

         (See Form 10-K for fiscal year ended December 31, 1996,
         Part I, Item 3. Legal Proceedings and Form 10-Q for the quarter ended March 31, 1997, Part II, Item 1. Legal
         Proceedings - "Norcon Litigation.")

ITEM 5.  OTHER INFORMATION.

         In September 1997, the Company formed a new wholly-owned subsidiary, Opinac North America, Inc. Opinac North
         America, Inc. owns Opinac Energy Corp.(a Canadian corporation) and Plum Street Enterprises, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           Exhibit 10-4 - Employment Agreement between NMPC and
           William F. Edwards, dated September 25, 1997.

           Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine
           Months Ended September 30, 1997 and 1996.

           Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1997.

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

(b)        Reports on Form 8-K:

           Form 8-K Reporting Date - July 9, 1997
           Item reported - Item 5.  Other Events.
           Registrant filed information concerning the MRA.

           Form 8-K Reporting Date - October 10, 1997
           Item reported - Item 5.  Other Events.
           Registrant filed information concerning the PowerChoice settlement.

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


                             NIAGARA MOHAWK POWER CORPORATION
                                     (Registrant)





Date:  November 13, 1997     By /s/ Steven W. Tasker
                                --------------------
                                Steven W. Tasker
                                Vice President-Controller and
                                Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

EXHIBIT INDEX
-------------

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

10-4 Employment Agreement between NMPC and William F. Edwards, dated September 25, 1997.

11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended
           September 30, 1997 and 1996.

12 Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1997.

15         Accountants' Acknowledgement Letter.

27         Financial Data Schedule.

EXHIBIT 10-4





                        EMPLOYMENT AGREEMENT



Agreement made as of the 25th day of September, 1997, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and William F. Edwards(the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:

1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning September 25, 1997 and expiring on September 24, 2000, subject to earlier termination as provided under paragraph 4 hereof. This Agreement shall be extended automatically by one year commencing on September 25, 1998 and on September 25th of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date.

Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).

2. Duties. The Executive shall serve the Company as its Senior Vice President and Chief Financial Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of theExecutive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company. The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require. The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

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

c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan, Stock Option Plan,Performance Share Unit Plan, 1995 Stock Incentive Plan, and Officer Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and

d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

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

f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365). For purposes of the first sentence of this paragraph 4f, there shall be taken into account as bonus paid to the Executive for each of the years 1996 and 1997 under the OICP one-half of the sum of (x) cash payments with respect to Restricted Stock Units (and related Dividend Equivalents) granted to the Executive under the Corporation's 1995 Stock Incentive Plan and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the Corporation's 1995 Stock Incentive Plan by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and
(2) the Base Value ($10.75). If the termination of the Executive's employment occurs prior to December 31, 1997 and prior to a Change in Control, the amount of any adjustments to the severance benefit required as a result of the preceding sentence of this paragraph 4f shall be paid to the Executive in alump sum no later than March 15, 1998.

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

6. Confidential Information. The Executive agrees to keep secret and retain in the strictest confidence all confidential matters which relate to the Company, its subsidiaries and affiliates, including, without limitation, customer lists, client lists, trade secrets, pricing policies and other business affairs of the Company, its subsidiaries and affiliates learned by him from the Company or any such subsidiary or affiliate or otherwise before or after the date of this Agreement, and not to disclose any such confidential matter to anyone outside the Company or any of its subsidiaries or affiliates, whether during or after his period of service with the Company, except (i) as such disclosure may be required or appropriate in connection with his work as an employee of the Company or (ii) when required to do so by a court of law, by any governmental agency having supervisory authority over the business of the Company or by any administrative or legislative body (including a committee thereof) with apparent jurisdiction to order him to divulge, disclose or make accessible such information. The Executive agrees to give the Company advance written notice of any disclosure pursuant to clause (ii) of the preceding sentence and to cooperate with any efforts by the Company to limit the extent of such disclosure. Upon request by the Company, the Executive agrees to deliver promptly to the Company upon termination of his services for the Company, or at any time thereafter as the Company may request, all Company subsidiary or affiliate memoranda, notes, records, reports,manuals, drawings, designs, computer file in any media and other documents (and all copies thereof) relating to the Company's or any subsidiary's or affiliate's business and all property of the Company or any subsidiary or affiliate associated therewith, which he may then possess or have under his direct control, other than personal notes, diaries, Rolodexes and correspondence.

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

9. Ownership of Work Product. Any and all improvements, inventions, discoveries, formulae, processes, methods, know-how, confidential data, trade secrets and other proprietary information (collectively, "Work Products") within the scope of any business of the Company or any Affiliate which the Executive may conceive or make or have conceived or made during the Executive's employment with the Company shall be and are the sole and exclusive property of the Company, and that the Executive, whenever requested to do so by the Company, at its expense, shall execute and sign any and allapplications, assignments or other instruments and do all other things which the Company may deem necessary or appropriate (i) to apply for, obtain, maintain, enforce, or defend letters patent of the United States or any foreign country for any Work Product, or (ii) to assign, transfer, convey or otherwise make available to the Company the sole and exclusive right, title and interest in and to any Work Product.

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

11. Notices. Any notice or other communication required or permitted under this Agreement shall be effective only if it is in writing and delivered personally or sent by certified mail, postage prepaid, or overnight delivery addressed as follows:

If to the Company:

Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, New York  13202

ATTN: Corporate Secretary




If to the Executive:

6109 Lakeshore Road
Cicero, NY   13039



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

17. Governing Law. This Agreement shall be governed by and construed inaccordance with the laws of the State of New York without reference to principles of conflicts of law.

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


____________________________     NIAGARA MOHAWK POWER CORPORATION
     William F. Edwards



By:______________________________
      DAVID J. ARRINGTON
    Senior Vice President -
      Human Resources



SCHEDULE A

Modifications in Respect of William F. Edwards ("Executive") to the Supplemental Executive Retirement Plan ("SERP") of the Niagara Mohawk Power Corporation ("Company")


I. Subsection 1.8 of Section I of the SERP is hereby modified to provide that the term "Earnings" shall mean the sum of the (I) Executive's base annual salary, whether or not deferred and including any elective before-tax contributions made by th Executive to a plan qualified under Section 401(k) of the Internal Revenue Code, averaged over the final 36 months of the Executive's employment with the Company and (ii) the average of the annual
bonus earned by the Executive under the      Corporation's Annual Officers
Incentive Compensation Plan ("OICP"), whether or not deferred, in respect of the final 36 months of the Executive's employment with the Company. If (A) the Executive is an employee of the Company on December 31, 1997 or (B) prior to December 31, 1997 the Executive's employment is terminated and the Executive is entitled to payment under Article 9 of the Corporation's 1995 Stock Incentive Plan ("SIP") for all or a portion of the Stock Units and Stock Appreciation Rights granted to the Executive under SIP, there shall be taken into account for purposes of the preceding sentence as an annual bonus under the OICP, the sum of (x) cash payments made with respect to Stock Units (and related Dividend Equivalents) granted to the Executive under the SIP and (y) the result of multiplying the number of Stock Appreciation Rights granted to the Executive under the SIP, prorated if applicable to Article 9 of the SIP, by the difference between (1) the value of one share of the Corporation's common stock on December 31, 1997 and (2) the Base Value ($10.75). Notwithstanding the preceding sentence, if a Change in Control occurs prior to December 31, 1997 (and, if applicable, prior to the Executive's termination of employment), there shall be taken into account for purposes of the first sentence hereof as an annual bonus under the OICP the cash payments with respect to Stock Units (and related Dividend Equivalents) and Stock Appreciation Rights which are payable to the Executive pursuant to Article 13 of the SIP.

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




SCHEDULE B


For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group (within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, asamended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (I) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control:

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

(2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 75% of,respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common stock or Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(4) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.


EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Nine Months Ended September 30, 1997 and 1996

                                                                                (4)
                                                                           Average Number
                                                                              of Shares
                                                                            Outstanding as
                                                                               Shown on
                                                                             Consolidated
                                                                              Statement
                                    (1)          (2)               (3)        of Income
                                  Shares of     Number            Share     (3 divided by
                                   Common      of Days             Days     Number of Days
                                   Stock      Outstanding        (2 X 1)      in Period)
                                  ---------   -----------        -------    --------------

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30:

JULY 1 - SEPTEMBER 30, 1997      144,390,619     92            13,283,936,948
SHARES ISSUED -
 ACQUISITION - SYRACUSE
  SUBURBAN GAS COMPANY, INC. -        28,732     86                 2,470,952
                                 -----------                   --------------
                                 144,419,351                   13,286,407,900  144,417,477
                                 ===========                   ==============  ===========


July 1 - September 30, 1996      144,349,839     92            13,280,185,188
Shares Issued -
 Acquisition - Syracuse
  Suburban Gas Company, Inc. -        15,375     83                 1,276,125
                                 -----------                   --------------
                                 144,365,214                   13,281,461,313  144,363,710
                                 ===========                   ==============  ===========


                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30:


JANUARY 1 - SEPTEMBER 30, 1997   144,365,214     273           39,411,703,422
SHARES ISSUED AT VARIOUS
 TIMES DURING THE PERIOD -
  ACQUISITION - SYRACUSE
   SUBURBAN GAS COMPANY, INC. -       54,137     *<F1>              9,279,492
                                 -----------                   --------------
                                 144,419,351                   39,420,982,914  144,399,205
                                 ===========                   ==============  ===========

January 1 - September 30, 1996   144,332,123     274           39,547,001,702
Shares issued at various
 times during the period -
  Acquisition - Syracuse
   Suburban Gas Company, Inc. -       33,091     *<F1>              3,353,281
                                 -----------                   --------------
                                 144,365,214                   39,550,354,983  144,344,361
                                 ===========                   ==============  ===========



NOTE:             Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

<F1>*             Number of days outstanding not shown as shares represent an accumulation of weekly, monthly or quarterly issues throughout the period.  Share days for shares issued are based on the total number of days each share was outstanding during the period.


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

Statement Showing Computation of Ratio of Earnings to Fixed
Charges, Ratio of Earnings to Fixed Charges without AFC and
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1997

(In thousands of dollars)

A.  Net Income (a)                                $ 149,646

B.  Taxes Based on Income or Profits                104,397
                                                  ---------
C.  Earnings, Before Income Taxes                   254,043

D.  Fixed Charges (b)                               304,695
                                                  ---------
E.  Earnings Before Income Taxes and
      Fixed Charges                                 558,738

F.  Allowance for Funds Used During
      Construction (AFC)                              9,626
                                                  ---------
G.  Earnings Before Income Taxes and
      Fixed Charges without AFC                   $ 549,112
                                                  =========

          PREFERRED DIVIDEND FACTOR:

H.  Preferred Dividend Requirements               $  37,682
                                                  ---------
I.  Ratio of Pre-tax Income to Net
      Income (C/A)                                    1.698
                                                  ---------
J.  Preferred Dividend Factor (HxI)               $  63,984

K.  Fixed Charges as Above (D)                      304,695
                                                  ---------
L.  Fixed Charges and Preferred Dividends
      Combined                                    $ 368,679
                                                  =========
M.  Ratio of Earnings to Fixed
      Charges (E/D)                                    1.83
                                                  =========
N.  Ratio of Earnings to Fixed Charges
      without AFC (G/D)                                1.80
                                                  =========
O.  Ratio of Earnings to Fixed Charges
      and Preferred Dividends Combined (E/L)           1.52
                                                  =========

(a) Includes the extraordinary item of $67,364 recorded in December 1996 for the discontinuance of regulatory accounting principles, net of income taxes of $36,273.

(b) Includes a portion of rentals deemed representative of the interest factor ($26,258).


EXHIBIT 15
----------


November 7, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated November 7, 1997 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546). We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,


/s/ Price Waterhouse LLP
------------------------