Form 10-K
period 1997-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-03-31
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
---------

(Mark One)
/X/        Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
     Approximately $1,800,000,000 at March 26, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     Common stock, $1 par value, outstanding at March 26, 1998:
144,419,351.

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

Signatures

NIAGARA MOHAWK POWER CORPORATION
GLOSSARY OF TERMS
-----------------

TERM                         DEFINITION
----                         ----------

AFC               Allowance for Funds Used During Construction

BTU               British Thermal Units

Clean Air
Act               Clean Air Act Amendments of 1990

CNG               CNG Transmission Corporation

CNP               Canadian Niagara Power Company, Limited

COPS              Competitive Opportunities Proceeding

CTC               Competitive Transition Charges

CWIP              Construction Work in Progress

DEC               New York State Department of Environmental
                  Conservation

DOE               U. S. Department of Energy

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA Earnings before Interest Charges, Interest Income, Income Taxes, Depreciation and Amortization (a non-GAAP measure of cash flow)

EPA               U. S. Environmental Protection Agency

FAC Fuel Adjustment Clause: a clause in a rate schedule that provides for an adjustment to the customer's bill if the cost of fuel varies from a specified unit cost

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

GAAP              Generally Accepted Accounting Principles

GRT               Gross Receipts Tax

GWh Gigawatt-hour: one gigawatt-hour equals one billion watt-hours

IPP Independent Power Producer: any person that owns or operates, in whole or in part, one or more
                  Independent Power Facilities

IPP Party         Independent Power Producers that are a party to the
                  MRA

ISO               Independent System Operator

KW                Kilowatt: one thousand watts


KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MERIT             Measured Equity Return Incentive Term

MGP               Manufactured Gas Plant

MRA Master Restructuring Agreement - an agreement to terminate, restate or amend IPP Party power purchase agreements

MRA               Recoverable costs to terminate, restate or amend IPP
regulatory        Party contracts, which are deferred and amortized
asset             under PowerChoice

MW                Megawatt: one million watts

MWh               Megawatt-hour: one thousand kilowatt-hours

NOx Nitrogen Oxide: gases formed in great part from atmospheric nitrogen and oxygen when combustion takes place under conditions of high temperature and high pressure; considered a major air pollutant

NPL               Federal National Priorities List for Uncontrolled
                  Hazardous Waste Sites

NYS Supreme       Supreme Court of the State of New York, Albany
Court             County

NRC               U. S. Nuclear Regulatory Commission

NYPA              New York Power Authority

NYPP              New York Power Pool

NYPP Member       Eight Member Systems are: the seven New York State
Systems           investor-owned electric utilities and NYPA

NYSERDA           New York State Energy Research and Development
                  Authority

PowerChoice       Company's five-year electric rate agreement, which
agreement         incorporates the MRA, approved in February 1998

PPA Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

PRP               Potentially Responsible Party

PSC               New York State Public Service Commission

PURPA Public Utility Regulatory Policies Act of 1978, as amended. One of five bills signed into law on November 8, 1978, as the National Energy Act. It sets forth procedures and requirements applicable to state utility commissions, electric and natural gas utilities and certain federal regulatory agencies. A major aspect of this law is the mandatory purchase obligation from qualifying facilities.

QF Qualifying Facility: an individual (or corporation) that owns and/or operates a generating facility but is not primarily engaged in the generation or sale of electric power. QFs are either power production or cogeneration facilities that qualify under
                  Section 201 of PURPA.

ROE               Return on Common Stock Equity

SFAS              Statement of Financial Accounting Standards No. 71
No. 71            "Accounting for the Effects of Certain Types of
                  Regulation"

SFAS              Statement of Financial Accounting Standards No. 101
No. 101           "Regulated Enterprises - Accounting for the
                  Discontinuance of Application of FASB Statement No.
                  71"

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

SFAS              Statement of Financial Accounting Standards No. 130
No. 130           "Reporting Comprehensive Income"

SFAS              Statement of Financial Accounting Standards No. 131
No. 131           "Disclosures about Segments of an Enterprise and
                  Related Information"

SFAS              Statement of Financial Accounting Standards No. 132
No. 132           "Employers' Disclosure about Pensions and Other
                  Postretirement Benefits"

SO2 Sulfur Dioxide: a colorless gas of compounds of sulfur and oxygen which is produced primarily by the combustion of fossil fuel

stranded          Utility costs that may become unrecoverable due to
costs             a change in the regulatory environment

Unit 1            Nine Mile Point Nuclear Station Unit No. 1

Unit 2            Nine Mile Point Nuclear Station Unit No. 2

NIAGARA MOHAWK POWER CORPORATION


PART I
------

ITEM 1.     BUSINESS.

      Niagara Mohawk Power Corporation (the "Company"), organized in 1937 under the laws of New York State, is engaged principally in the business of generation, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. See Part II, Item 8. Financial Statements and Supplementary Data - "Note 12. Information Regarding the Electric and Gas Businesses."

GENERAL

      Until recent years, the electric and gas utility industry operated in a relatively stable business environment, subject to traditional cost-of-service regulation. The investment community, both shareholders and creditors, considered utility securities to be of low risk and high quality. Regulators upheld the utility's exclusive right to provide service in its franchise areas in exchange for the utility company's obligation to provide universal service to customers in its service territory, subject to cost-of-service regulation. Such regulation often encouraged regulators and other governmental bodies to use utilities as vehicles to advance social programs and collect taxes. In general, prices were established based on cost-of-service, including a fair rate of return and utilities were allowed to fully recover all prudently incurred costs. Cash flows were relatively predictable, as was the industry's ability to sustain dividend payout and interest coverage ratios.

      Consequently, the Company's current electricity and gas prices reflect traditional utility regulation. As such, the Company's electricity prices have included state-mandated purchased power costs from IPPs, at costs far exceeding the Company's actual avoided costs, as well as the costs of high taxes in the State of New York. Avoided costs are the costs the Company would otherwise incur to generate power if it did not purchase electricity from another source.

      While the Company was experiencing rising costs, rapid technological advances have significantly reduced the price of new generation and significantly improved the performance of smaller scale generating units. In addition, the current excess supply of generating capacity has driven down the prices a competitive market would support. Actions taken by other utilities throughout the country to lower their prices, including those in areas with already relatively low prices, increase the threat of industrial relocation and the need to offer discounts to industrial customers.

      In 1997, the Company entered into two related agreements that it believes will significantly improve its financial outlook. Pursuant to the Company's PowerChoice agreement, entered into with the PSC, which regulates utilities in the State of New York, the Company has agreed to a five year rate plan and has agreed to divest its fossil and hydro generating assets, representing 4,217 MW of capacity and approximately $1,100 million of net book value. Pursuant to the MRA, the Company and 15 IPPs have agreed to terminate, restate or amend 28 PPAs in exchange for cash, shares of Company common stock and certain financial contracts.

      For a discussion of events that occurred during 1997 in the competitive environment, federal and state regulatory initiatives and the Company's efforts to address its competitive disadvantages and deteriorating financial condition, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following topics are discussed under the general heading of "Business." Where applicable, the discussions make reference to the various other items of this Form 10-K.

      TOPIC
      -----

Regulation and Rates
IPPs
New York Power Authority
Other Purchased Power
Fuel for Electric Generation
Gas Delivery
Gas Supply
Financial Information About Industry Segments
Environmental Matters
Research and Development
Nuclear Operations
Construction Program
Electric Supply Planning
Electric Delivery Planning
Insurance
Employee Relations
Seasonality

      In addition, for a discussion of the Company's properties, see
Item 2. Properties - "Electric Service" and "Gas Service". For a discussion of the Company's treatment of working capital items, see Part II, Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations - "Financial
Position, Liquidity and Capital Resources".



REGULATION AND RATES

      Several critical initiatives have been undertaken by various regulatory bodies and the Company that have had, and are likely to continue to have, a significant impact on the reshaping of the Company and the utility industry. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding -
 Electric," "FERC Rulemaking on Open Access and Stranded Cost Recovery," and "Other Federal and State Regulatory Initiatives - PSC Proposal of New IPP Operating and PPA Management Procedures,"
" - Generic Gas Rate Proceeding" and " - NRC and Nuclear Operating Matters" for a discussion of these other initiatives.

      POWERCHOICE AGREEMENT AND THE MRA.  For a discussion of the
PowerChoice agreement and the MRA, see Part II, Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - "Master Restructuring Agreement and the
PowerChoice Agreement".

      MULTI-YEAR GAS RATE SETTLEMENT AGREEMENT AND GENERIC GAS RATE PROCEEDING. For a discussion of the three-year gas rate settlement agreement that was conditionally approved by the PSC in December 1996, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Federal and State Regulatory Initiatives - "Multi-Year Gas Rate Settlement Agreement" and "- Generic Gas Rate Proceeding."

      PRICE DISCOUNTS. For a discussion of price discounts offered to customers and the terms of discount agreements, see Part II,
Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations - "Other Company Efforts to
Address Competitive Challenges - Customer Discounts."

      PSC AUDIT. In September 1996 as a result of the Company's investigation of a contract with a scrap dealer, Joseph Barsuk, Inc. ("Barsuk"), the PSC directed its staff to investigate the prudence of several long term contracts involving scrap metal and the circumstances surrounding the letting and administration of those contracts. In February 1997, the PSC concluded that a more comprehensive investigation was required to ensure that the Company's ethics and internal control procedures are being effectively implemented. The final report on the prudence review was issued on January 21, 1998 and contained various recommendations to strengthen the Company's scrap handling procedures, its ethics program and its internal control processes. Actions are currently underway to address recommendations in the report. Further, the Company will refund to customers between $2.9 million and $3.7 million related to losses from actions by a scrap metal dealer to defraud the Company between 1970 and 1990 and has also committed to continue to strengthen its ethics program and internal controls. The Company is engaged in litigation against Barsuk and a former inside director of the Company who retired in 1988 to recover damages from such dealings, but is unable to determine the outcome of this matter.

IPPs

      In 1997, the Company purchased 13,520,000 MWh or about 33% of its total power supply from IPPs. For a discussion of Company efforts to reduce its IPP costs, see Item 3. Legal Proceedings,
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement" and "Other Federal and State Regulatory Initiatives - PSC Proposal of New IPP Operating and PPA Management Procedures" and Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power."

NEW YORK POWER AUTHORITY

      The Company presently has contractual rights to purchase electricity from a number of generating facilities owned by the NYPA. In 1997, these purchases amounted to 7,578,000 MWh, or about 19% of the Company's total power supply requirements. The Company credits to its residential customers, pursuant to the terms of the agreements with NYPA, a portion of the low cost power purchased
from NYPA hydro power sources.   Refer to Part II, Item 8.
Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-Term Contracts for the Purchase of Electric Power" for a table that summarizes the NYPA generating source, amounts of power, and the contract expiration dates for NYPA electricity which the Company was entitled to purchase as of January 1, 1998.

      On May 23, 1997, the Company signed an agreement with NYPA and the PSC that allows NYPA's current industrial customers to continue to receive their power allocations from NYPA's James A. FitzPatrick nuclear plant. The agreement also protects the Company's remaining customers by generally requiring the reimbursement by NYPA of stranded costs which may result from any NYPA sales above current levels. The agreement enables the State of New York to continue to use NYPA's electricity to keep and create jobs and investment in New York State while protecting the financial interests of the Company. This agreement terminated litigation pending before the PSC and the FERC regarding NYPA's power sales to industrial customers.

OTHER PURCHASED POWER

      Power purchased in 1997 from sources other than IPPs and NYPA amounted to 1,844,000 MWh, representing approximately 4% of the Company's total power supply requirements. The Company purchases electricity from the NYPP and other neighboring utilities as needed for economic operation. The price paid for that power is determined by specific contractual terms, based on market prices. Physical limitations of existing transmission facilities, as well as competition with other utilities and availability of energy, impact the amount of power the Company is able to purchase or sell and the price the Company pays or receives for that power.

FUEL FOR ELECTRIC GENERATION

      The PowerChoice agreement will eliminate the Company's FAC, which provided for partial pass-through to customers of fuel and purchased power cost fluctuations from amounts forecast. Also, the Company will auction its fossil and hydro generating assets in accordance with the restructuring under PowerChoice. (See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement.")

      COAL. The C. R. Huntley and Dunkirk Steam Stations, the Company's only coal fired generating stations, are expected to burn about 1.8 million and 1.4 million tons of coal, respectively, in 1998. The Company purchased its 1997 coal requirements under short-term contracts and anticipates obtaining its total 1998 coal requirements under short-term contracts as well. The average level of coal supply was 25 days, which is managed for supply risk.

      The annual average cost of coal burned in 1995, 1996 and 1997 was $1.42, $1.39, and $1.41 respectively, per million BTU, or $36.81, $36.00 and $36.68, respectively, per ton.

      See "Environmental Matters - Air."

      NATURAL GAS. The Albany Steam Station has the capability to use natural gas, as well as residual oil, as a fuel for electric generation. This dual-fuel capability permits the use of the lower cost fuel depending on fuel market conditions. During 1995, 1996 and 1997, natural gas was the predominant fuel used. However, generation at this station was curtailed significantly during this period because of the requirement to purchase IPP power and excess capacity in the region. In early 1995, modifications were completed at the Oswego Steam Station that provided a limited
capability for using natural gas for electric generation.   The
Oswego Steam Station's primary fuel is residual oil.

      The Company currently purchases all natural gas for the Albany and Oswego Steam Stations from the spot market. This gas is purchased as an interruptible supply; and therefore, colder than normal weather and increased demand for capacity on interstate pipelines by other firm (non-interruptible) gas customers could restrict the amount of gas supplied to the stations.

      The Company has a 25% ownership interest in Roseton Steam Station Units No. 1 and 2 (the "Roseton Units"). Both Roseton Units have dual fuel capability with residual oil as the primary fuel and natural gas as the alternate fuel. Central Hudson Gas and Electric Corporation, a co-owner and the operator of the Roseton Steam Station, has one contract for the supply of up to approximately 100,000 Dths per day of natural gas for use at the Roseton Units. The natural gas supply is used primarily during off peak months (April through October of each year), minimizing the exposure to interruption. In 1997, approximately 0.7 million Dth (the Company's share) of gas were used at the Roseton Units.

      The annual average cost of natural gas burned by the Company, including the Roseton Steam Station, from 1995 through 1997 was $1.65, $1.96, and $2.50 respectively, per million BTU, or $1.65, $1.96 and $2.50, respectively, per Dth.

      RESIDUAL OIL. The Company's total requirements for residual oil in 1998 for its Albany and Oswego Steam Stations are estimated at approximately 1.0 million barrels. Fuel sulfur content standards instituted by New York State require 1.5% sulfur content fuel oil to be burned at the Albany Steam Station. Oswego Unit No. 6 requires low sulfur fuel oil (0.7%). Oswego Unit No. 5, which burns 1.5% sulfur fuel oil, was placed on long term cold standby effective March 1994. All oil requirements are met on the spot market. At December 31, 1997, there were approximately 386,000 barrels of oil, or more than a 16-day supply, at the Oswego Steam Station and approximately 350,000 barrels of oil, or a 30-day supply, at the Albany Steam Station, based on recent burn projections.

      The average price of Oswego Unit No. 6 oil at January 1, 1998 was approximately $22.00 per barrel for 0.7% sulfur oil. For 1.5% sulfur oil, the average price was approximately $17.50 per barrel at the Albany Steam Station. The fuel oil prices quoted include the $2.95 per barrel petroleum business tax imposed by New York State.

      The supply of residual oil for the Roseton Units has been arranged by Central Hudson Gas and Electric Corporation. A requirements contract is currently in place with options to extend the contract period.

      The annual average cost of residual oil burned at the Albany, Oswego and Roseton Steam Stations from 1995 through 1997 was $3.41, $3.81 and $4.05, respectively, per million BTU, or $21.66, $24.15 and $25.58, respectively, per barrel.

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

                              Unit No. 1   Unit No. 2
                              ----------   ----------

Uranium Concentrates             2002         2002
Conversion                       2002         2002
Enrichment                       2003         2003
Fabrication                      2007         2006

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

      The cost of fuel utilized at Unit 1 for 1995, 1996 and 1997 was $0.61, $0.60 and $0.54 per million BTU, respectively. The cost of fuel utilized at Unit 2 for 1995 through 1997 was $0.51, $0.50 and $0.49 per million BTU, respectively.

      For a discussion of nuclear fuel disposal costs and the disposal of nuclear wastes, the recovery of nuclear fuel costs through rates and for further information concerning costs relating to decommissioning of the Company's nuclear generating plants, see
Item 8 - Financial Statements and Supplementary Data - "Note 1. Summary of Significant Accounting Policies - Depreciation, Amortization and Nuclear Generating Plant Decommissioning Costs" and "Note 3. Nuclear Operations." For a discussion of the Company's plans to form a New York Nuclear Operating Company, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement."

GAS DELIVERY

      The Company sells, distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of the Company's distribution areas are physically interconnected with one another by Company-owned facilities. Presently, nine separate distribution areas are connected directly with CNG, an interstate natural gas pipeline regulated by the FERC, via seventeen delivery stations. The Company also has one direct connection with Iroquois Gas Transmission and one with Empire State Pipeline.

GAS SUPPLY

      The majority of the Company's gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by the Company's customers is primarily seasonal and influenced by weather factors. The Company purchases its natural gas for sale to its customers under firm and short-term spot contracts, which is transported on both firm and interruptible transportation contracts. During 1997, about 92% and 8% of the Company's natural gas supply was purchased under firm contracts and short-term spot contracts, respectively (generally longer than 30 days) (See Part II. Item 8 - Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Gas Supply, Storage and Pipeline Commitments"). In addition, the Company has a commitment with CNG to provide gas storage capability until March 2002. For a discussion of the PSC staff's proposal that natural gas utilities exit the business of purchasing natural gas for customers over the next five years, See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Generic Gas Rate Proceeding."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - "Note 12. Information
Regarding the Electric and Gas Businesses."

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

      In compliance with environmental statutes and consistent with its strategic philosophy, the Company performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for 1997 totaled approximately $37.1 million, of which approximately $5.6 million was capitalized as pollution control equipment or plant environmental surveillance and approximately $31.5 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for 1998 are estimated to total $41.6 million, of which $9.0 million is expected to be capitalized and $32.6 million charged to operating expense. Anticipated expenditures for 1999 are estimated to total $42.5 million, of which $5.1 million is expected to be capitalized and $37.4 million charged to operating expense. The expenditures for 1998 and 1999 include the estimated costs for the Company's expected proportionate share of the costs for site investigation and remediation of waste sites discussed under "Solid/Hazardous Waste" below. Costs for site investigation and remediation are included in operating expense to the extent actual costs do not exceed the amount provided for in rates, in which case, the excess costs are deferred for future recovery through cost-of-service based rates.

      ISO 14001. During 1997, the Company had all of its fossil and nuclear generating assets (the Oswego, Albany, Huntley and Dunkirk Steam Stations and Nine Mile Point) certified to the ISO 14001 environmental management system standard. The registration audits of these facilities was conducted by Advanced Waste Management Systems. The Company's position has been and continues to be that an effective environmental management system is necessary to prudently manage environmental issues and minimize environmental liabilities.

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

      AIR. The Company is required to comply with applicable federal and state air quality requirements pertaining to emissions into the atmosphere from its fossil-fuel generating stations and other air emission sources. The Company's four fossil-fired generating stations (the Albany, Huntley, Oswego and Dunkirk Steam Stations) have Certificates to Operate issued by the DEC.

      The provisions of the Clean Air Act address attainment and maintenance of ambient air quality standards, mobile sources of air pollution, hazardous air pollutants, acid rain, permits, enforcement, clean air research and other items. The Clean Air Act will continue to have a substantial and increasing impact upon the operation of fossil-fired electric power plants in future years.

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

      With respect to NOx, Title IV of the Clean Air Act requires emission reductions at Dunkirk 3 and 4. Low NOx burner technology has been installed to meet the new emission limitations. In addition, Title I of the Clean Air Act (Provisions for the Attainment and Maintenance of National Ambient Air Quality Standards) required the installation of reasonably available control technology ("RACT") on all of the Company's coal, oil and gas-fired units by May 31, 1995. Compliance with Title I RACT requirements at the Company's units was achieved by installing low NOx burners or other combustion control technology.

      Phase II requirements associated with Title IV of the Clean Air Act (targeted for the year 2000 and beyond) will require the Company to further reduce its SO2 emissions at all of its fossil generating units. Possible options for Phase II SO2 compliance beyond those considered for Phase I compliance include fuel switching, installation of flue gas desulfurization or clean coal technologies, repowering and the use of emission allowances created under the Clean Air Act.

      In September, 1994, the states comprising the Northeast Ozone Transport Commission (New York State included) signed a Memorandum of Understanding that calls for each member state to develop regulations for two additional phases of NOx reduction beyond RACT (referred to as Phase II and Phase III NOx reductions). In Phase II, air emission sources located in upstate New York (which includes all of the Company's air emission sources) will have to reduce NOx emissions by May, 1999 by 55 percent relative to 1990 levels. In Phase III, these air emission sources will have to reduce NOx emissions in May 2003 by 75 percent relative to 1990 levels. The Memorandum of Understanding provides that the specified reductions in Phase III may be modified if evidence shows that alternative NOx reductions, together with other emission reductions, will satisfy the air quality standard across the region. The DEC will be developing its Phase II NOx regulations in 1998. The need for and extent of any further reductions needed in Phase III will not be determined until 1999 or later. Until details are available on how the Phase II and Phase III NOx reductions will be implemented, definitive compliance plans for the Company's fossil generating stations and reliable compliance cost estimates cannot be developed, although such costs could be significant.

      Potential air regulatory developments may impact the Company in the future including: (1) a proposed "long range ozone transport" rulemaking for utilities and other NOx sources in the Northeast and Midwest to substantially reduce their NOx emissions; and (2) a revised National Ambient Air Quality Standard for
Particulate Matter that includes fine particulates.

      The Company spent approximately $5 million, $0.1 million, and $0.1 million in capital expenditures in 1995, 1996 and 1997, respectively, on projects at the fossil generation plants associated with Phase I compliance. The Company has included $1.0 million in its 1998 through 2000 construction forecast for Phase II compliance which will become effective January 1, 2000. For a discussion on the Company's plans to sell its fossil and hydro assets, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement." For a discussion of the Company's negotiations with DEC of a Consent Decree addressing past opacity excursions and future opacity compliance issues, see Item 3. Legal Proceedings.

      WATER. The Company is required to comply with applicable Federal and State water quality requirements, including the Clean Water Act, in connection with the discharge of condenser cooling water and other wastewaters from its steam-electric generating stations and other facilities. Wastewater discharge permits have been issued by DEC for each of its steam-electric generating stations. These permits must be renewed every five years. In addition, hydroelectric facilities are required to obtain Clean Water Act certifications as part of the FERC licensing/relicensing process. Such certifications have been issued or are pending for a substantial portion of the Company's hydroelectric facilities. Conditions of the permits typically require that studies be performed to determine the effects of station operation on the aquatic environment in the station vicinity and to evaluate various technologies for mitigating losses of aquatic life.

      LOW LEVEL RADIOACTIVE WASTE. See Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Low Level Radioactive Waste."

      SOLID/HAZARDOUS WASTE. The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify potential areas of concern and aid in compliance with such requirements. Environmental laws can impose liability for the entire cost of site remediation upon each of the parties that have sent waste to a contaminated site regardless of fault or the lawfulness of the original disposal activity. The Company is also currently investigating and remediating, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing operations and other properties which the Company has learned may be impacted by industrial waste, as well as investigating identified industrial waste sites where Company waste materials may have been sent. The Company has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

      The Company is currently aware of 124 such sites with which it has been or may be associated, including 76 which are Company-owned. The Company-owned sites include 21 former MGP sites, 10 industrial waste sites and 45 operating property sites where corrective actions may be deemed necessary to prevent, contain and/or remediate impacts to soil and/or water in the vicinity. Of these Company-owned sites, Saratoga Springs is on the NPL published by the EPA. The number of owned sites has increased as the Company has established a program to actively identify and manage potential areas of concern at its electric substations. This effort resulted in identifying an additional 32 sites in 1997. The 48 non-owned sites with which the Company has been or may be associated are generally industrial disposal waste sites where some of the disposed waste materials are alleged to have originated from the Company's operations. Pending the results of investigations at the non-owned sites, the Company may be required to fund some share of the remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs.

      Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations are ongoing at most sites, the estimated cost of any remedial action is subject to change.

      Estimates of the Company's potential liability for Company-owned sites are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation and knowledge of activities and costs at similarly situated sites. Additionally, as further described below, the Company's estimating approach now includes a process for certain sites where these factors are developed and reviewed using direct input and support obtained from the DEC. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility at certain of these sites where other PRPs are identified and is contesting liability accordingly.

      As a consequence of site characterizations and assessments completed to date, the Company has accrued a liability of $155 million for these owned sites, representing its best current estimate for its share of the costs for investigation and remediation. The high end of the range is presently estimated at approximately $365 million. The amount accrued at December 31, 1997, incorporates the additional electric substations, previously mentioned, and a change in the method used to estimate the liability for 27 of its largest sites, to rely upon a decision analysis approach. This method includes developing several remediation approaches for each of the 27 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents the Company's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes, the Company has accrued the sum of the expected values for these sites. The amount accrued for the Company's remaining owned sites represents either costs resulting from feasibility studies or engineering estimates, the Company's share of a PRP allocation or, where no better estimate is available, the low end of a range of possible outcomes.

      The majority of cost estimates for currently owned properties relate to the MGP sites, particularly the Harbor Point site (Utica, New York), which includes five surrounding non-owned sites. In October 1997, the Company submitted a draft feasibility study to the DEC for the Harbor Point and surrounding sites. The study indicates a range of viable remedial approaches. However, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $22 million and a high end of $230 million with an expected value calculation of $51 million, which is included in the total amounts accrued at December 31, 1997. The range represents the total costs to remediate Harbor Point and the surrounding sites and does not consider contributions from other PRPs. The Company anticipates receiving comments from the DEC on the draft feasibility study by the spring of 1999. At this time, the Company cannot definitively predict the nature of the DEC proposed remedial action plan or the range of remediation costs it will require. While the Company does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation. In May 1995, the Company filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. In a motion currently pending before the Court, the New York State Attorney General has moved to dismiss the Company's claims against the State of New York, the New York State Department of Transportation, the Thruway Authority and Canal Corporation. The Company has opposed this motion. The case management order presently calls for the close of discovery on December 31, 1998. As a result, the Company cannot predict the outcome of the pending litigation against other PRPs or the allocation of the Company's share of the costs to remediate the Harbor Point and surrounding sites.


      With respect to sites not owned by the Company, but for which the Company has been or may be associated as a PRP, the Company has recorded a liability of $65 million, representing its best current estimate of its share of the total cost to investigate and remediate these sites. Total costs to investigate and remediate all non-owned sites is estimated to be approximately $285 million in the unlikely event the Company is required to assume 100% of the responsibility for these sites. The Company has denied any responsibility for certain of these PRP sites and is contesting liability accordingly. Eight of the PRP sites are included on the NPL. The Company estimates its share of the liability for these eight sites is not material and has included the amount in the determination of the amounts accrued.

      Estimates of the Company's potential liability for sites not owned by the Company, but for which the Company has been identified as an alleged PRP, have been derived by estimating the total cost of site clean-up and then applying a Company contribution factor to that estimate where appropriate. Estimates of the total clean-up costs are determined by using all available information from investigations conducted by the Company and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 Fed. Reg. 119). A contribution factor is calculated, when there is a reasonable basis for it, that uses either a pro rata share based upon the total number of PRPs named or otherwise identified, or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. In some instances, the Company has been unable to determine a contribution factor and has included in the amount accrued the total estimated costs to remediate the sites. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other PRPs since clean-up obligations are joint and several. While the Company has accrued an obligation of $220 million for its owned and non-owned sites, the high end of the range of remedial obligations is currently estimated to be approximately $650 million.

      In May 1997, the DEC executed an Order on Consent (the "1997 Order") which serves to keep the annual cash requirement for certain site investigation and remediation ("SIR") level (at approximately $15 million per year), as well as provide for an annual site prioritization mechanism. As executed, the 1997 Order expands the scope of the original 1992 Order, which covered 21 former MGP sites, to encompass 52 sites with which the Company has been associated. The agreement is supported by the decision analysis approach, which the Company and the DEC will continue to revise on an annual basis to address SIR progress and site priorities relative to establishing the annual cost cap, as well as determining the Company's liability for these sites. The Saratoga Springs and Harbor Point MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. However, the annual costs associated with the remediation of these sites are included in the cash requirements under the amended 1997 Order.

      PowerChoice and the Company's gas settlement provide for the recovery of SIR costs over the settlement periods. The Company believes future costs, beyond the settlement periods, will continue to be recovered in rates. Based upon this assessment, a regulatory asset has been recorded in the amount of $220 million, representing the future recovery of remediation obligations accrued to date. As a result, the Company does not believe SIR costs will have a material adverse effect on its results of operations or financial condition. See also Part II, Item 8. Financial Statements and Supplementary Data - "Note 2. Rate and Regulatory Issues and Contingencies."

      Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for MGP, industrial waste sites and sites for which the Company has been identified as a PRP. To date, the Company has reached settlements with a number of insurance carriers, resulting in payments to the Company of approximately $36 million, net of costs incurred in pursuing recoveries. The Company has agreed, in its PowerChoice settlement, to amortize the portion allocated to the electric business, or approximately $32 million, over a ten-year period. The remaining portion relates to the gas business and is being amortized over the three-year settlement period.

      For a discussion of additional environmental legal proceedings, see Item 3. Legal Proceedings.

RESEARCH AND DEVELOPMENT

      The Company maintains a research and development ("R&D") program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. These efforts include (1) improving efficiency; (2) minimizing environmental impacts; (3) improving facility availability; (4) minimizing maintenance costs; (5) promoting economic development and (6) improving the quality of life for our customers with new electric technologies. R&D expenditures in 1995 through 1997 were not material to the Company's results of operations or financial condition.

NUCLEAR OPERATIONS

      See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - NRC and Nuclear Operating Matters" and Part II, Item 8. Financial Statements and Supplementary Data -
 "Note 3.  Nuclear Operations."

CONSTRUCTION PROGRAM

      See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources - Construction and Other Capital Requirements" and Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies -
 Construction Program."

ELECTRIC SUPPLY PLANNING

      Under the PowerChoice agreement, the Company has agreed to put all of its fossil and hydro generation assets up for auction. Winning bids would be selected within 11 months of PSC approval of the auction plan, which was filed with the PSC on December 1, 1997 separately from the PowerChoice agreement. If the Company does not receive an acceptable positive bid for an asset, the Company agreed to form a subsidiary to hold any such assets and then to legally separate this subsidiary from the Company through a spin-off to shareholders or otherwise. After the foregoing process is complete, the Company agreed not to own any non-nuclear generating assets in the State of New York, subject to certain limited exceptions provided in the PowerChoice agreement.

ELECTRIC DELIVERY PLANNING

      (See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC Rulemaking on Open Access and Stranded Cost Recovery.")

      As of January 1, 1998, the Company had approximately 130,000 miles of transmission and distribution lines for electric delivery. Evaluation of these facilities relative to NYPP and Northeast Power Coordinating Council planning criteria and anticipated Company internal and external demands is an ongoing process intended to minimize the capital requirements for expansion of these facilities. (For a discussion of major restoration of the Company's electric delivery facilities in northern New York as a result of an ice storm in January 1998, see Part II, Item 8. Financial Statements and Supplementary Data - "Note 13. Subsequent Event)."

      The Company has reviewed the adequacy of its electric delivery facilities and has determined that capital requirements to support new load growth will be below previous years' expenditures. Transmission planning studies are presently in progress to investigate the system impact of two proposed generation projects, U.S. Generating Company's 1080 MW plant located in Athens, New York and the Company's 723 MW repowering of the Albany Steam Station in Bethlehem, New York. (See Item 2. Properties -"Electric Service"). Both of these projects are filing for Article X certification with a projected in service date of 2001.


INSURANCE

      As of January 31, 1998, the Company's directors and officers liability insurance was renewed. This coverage includes nuclear operations and insures the Company against obligations incurred as a result of its indemnification of directors and officers. The coverage also insures the directors and officers against liabilities for which they may not be indemnified by the Company, except for a dishonest act or breach of trust. In addition, for a discussion of nuclear insurance, see Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Nuclear Liability Insurance" and - "Nuclear Property Insurance."

EMPLOYEE RELATIONS

      The Company's work force at December 31, 1997 numbered approximately 8,500 of whom approximately 71% were union members.
It is estimated that approximately 78% of the Company's total labor costs are applicable to operation and maintenance and approximately 22% are applicable to construction and other accounts.

      All of the Company's non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers ("IBEW"). In April 1996, the Company and the IBEW agreed on a five-year, three month labor agreement, which provides for wage increases of approximately 2% to 3% in each of the subsequent four years.

SEASONALITY

      See Item 2. Properties - "Electric Service" and Part II, Item
8. Financial Statements and Supplementary Data - "Note 14.
Quarterly Financial Data (Unaudited)."

ITEM 2.  PROPERTIES.

ELECTRIC SERVICE

      As of January 1, 1998, the Company owned and operated four fossil fuel steam plants (as well as having a 25% interest in the Roseton Steam Station and its output), two nuclear fuel steam plants, various diesel generating units and 72 hydroelectric plants, and had a majority interest in Beebee Island and Feeder Dam hydro plants and their output. The Company also purchases substantially all of the output of 93 other hydroelectric facilities. The Company's wholly-owned subsidiary, Opinac North America, Inc., owns Opinac Energy Corporation and Plum Street Enterprises, Inc. Opinac Energy Corporation has a 50 percent interest in CNP (owner and operator of the 76.8 MW Rankine hydroelectric plant) which distributes electric power within the Province of Ontario and owns a windmill generator in the Province of Alberta. In addition, the Company has contracts to purchase electric energy from NYPA and other sources. See Item 1. Business
- "IPPs," - "New York Power Authority" and - "Other Purchased Power" and Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-term
Contracts for the Purchase of Electric Power" and     - "Electric
and Gas Statistics." The Company holds the FERC license for 65 hydroelectric plants. A significant number of these licenses are subject to renewal over the next 4 years. As of December 31, 1997, the Company has renewed 2 hydro licenses and has 7 license renewals pending. In the event the Company is unable to renew a hydro license, it is entitled to compensation for the facility. (See
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement - PowerChoice Agreement" for a discussion of the Company's plans to sell its fossil and hydro assets).

      The following is a list of the Company's major operating generating stations at February 1, 1998:


                                                 Company's Share of
Station, Location                                  Nominal Net
and Percent Ownership           Energy Source    Capability in MW
------------------------------------------------------------------

Huntley, Niagara River (100%)     Coal                 760
Dunkirk, Lake Erie (100%)         Coal                 600
Albany, Hudson River (100%)       Oil/Natural Gas      400
Oswego, Lake Ontario (76%)
(Unit 6)                          Oil/Natural Gas      646
Roseton, Hudson River (25%)       Oil/Natural Gas      300
Nine Mile Point, Lake Ontario (100%)
(Unit 1)                          Nuclear              613
Nine Mile Point, Lake Ontario (41%)
(Unit 2)                          Nuclear              469


      In 1994, Oswego Unit No. 5 (an oil-fired unit with a net book value of $160 million and a capability of 850 MW) was put into long-term cold standby, but can be returned to service in three months.

      The Company is pursuing the necessary permits to install state-of-the-art technology at the Albany Steam Station to redevelop the facility to increase the capacity from the current 400 MW to 723 MW and rename the station the Bethlehem Energy Center. The new facility would use natural gas fueled combined cycle units which would reduce air emissions and significantly improve the facility's operating efficiency. The licensing effort and permitting process is expected to take up to 18 months and be transferable to a new owner of the facility under the fossil and hydro generating facility auction.

      The electric system of the Company and CNP is directly interconnected with other electric utility systems in Ontario, Quebec, New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems through the Eastern Interconnection of the United States. As of December 31, 1997, the Company's electric transmission and distribution systems were composed of 952 substations with a rated transformer capacity of approximately 28,500,000 kilovoltamperes, approximately 8,000 circuit miles of overhead transmission lines, approximately 1,100 cable miles of underground transmission lines, approximately 113,100 conductor miles of overhead distribution lines and about 5,800 cable miles of underground distribution cables, only a part of such transmission and distribution lines being located on property owned by the Company.

      There is seasonal variation in electric customer load. In 1997, the Company's maximum hourly demand occurred in the summer. Historically, the Company's maximum hourly demand occurred in the winter. The maximum simultaneous hourly demand (excluding economy and emergency sales to other utilities) on the electric system of the Company for the twelve months ended December 31, 1997 occurred on July 15, 1997 and was 6,348,000 KWh. For a summary of the Company's electric supply capability at December 31, 1997, see Part II, Item 8. Financial Statements and Supplementary Data - "Electric and Gas Statistics."

      The Company owns and operates several electric transmission lines crossing the Seneca Nation Cattaraugus and Allegany Reservations which range from 230 kilovolts to 34.5 kilovolts. In 1991, the Seneca Nation challenged the validity of the right-of-way agreements for these transmission lines. While discussions between the Nation and the Company were suspended in mid-1992, the Nation has recently asked the Company to reopen the discussions. The Company is unable to estimate any potential costs associated with this issue, if any.

NEW YORK POWER POOL

      The Company, six other New York utilities and NYPA constitute the NYPP, through which they coordinate the planning and operation of their interconnected electric production and transmission facilities in order to improve reliability of service and efficiency for the benefit of customers of their respective electric systems. For a discussion on potential changes to NYPP, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement" and - "FERC Rulemaking on Open Access and Stranded Cost Recovery."

GAS SERVICE

      The Company distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 1997, the Company's natural gas system was comprised of approximately 8,000 miles of pipelines and mains, only a part of which is located on property owned by the Company.

SUBSIDIARIES

      One of the Company's wholly-owned subsidiaries, Opinac North America, Inc. owns Opinac Energy Corporation (a Canadian corporation) and Plum Street Enterprises, Inc. Opinac Energy Corporation has a 50 percent interest in an electric company, CNP, which has operations in the Province of Ontario, Canada. CNP generates electricity at its Rankine hydro plant for the wholesale market and for its distribution system in Fort Erie, Ontario. CNP owns a 99.99% interest in Canadian Niagara Wind Power Company, Inc. and Cowley Ridge Partnership, respectively, which together operate a wind power joint venture in the Province of Alberta, Canada. Plum Street Enterprises, Inc., incorporated in the State of Delaware, is an unregulated company that offers energy related services. A wholly-owned Texas subsidiary of the Company, NM Uranium, Inc. has an interest in a uranium mining operation in Live Oak County, Texas which is now in the process of reclamation and restoration.
Another wholly-owned New York State subsidiary of the Company, NM Holdings, Inc., engages in real estate development of property formerly owned by the utility company. In addition, the Company has established a single-purpose wholly-owned subsidiary, NM Receivables Corporation, to facilitate its sale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. The Company also owns a 66.67 percent and 82.84 percent interest in Moreau Manufacturing Corporation and Beebee Island Corporation, respectively, which are New York State subsidiaries that own and operate hydro-electric generating stations.

MORTGAGE LIENS

      Substantially all of the Company's operating properties are subject to a mortgage lien securing its mortgage debt. (See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the Revised PowerChoice Agreement").

ITEM 3.  LEGAL PROCEEDINGS.

      For a detailed discussion of additional legal proceedings, see
Part II, Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Tax Assessments" and - "Environmental Contingencies." See also Item 1. Business - "Environmental Matters - Solid/Hazardous Waste," and Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement." The Company is unable to predict the ultimate disposition of the matters referred to below in (1), (2),
(3), (4) and (5). However, the Company has previously been allowed to recover these types of expenditures in rates. In addition, consistent with PowerChoice, the Company believes that it is probable that the Company will continue to recover these types of expenditures in cost-of-service based rates. See also Part II,
Item 8.  Financial Statements and Supplementary Data - "Note 2.
Rate and Regulatory Issues and Contingencies."

      1. On June 22, 1993, the Company and twenty other industrial entities, as well as the owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in NYS Supreme Court, Erie County, by a group of residents living in the area surrounding the landfill. The plaintiffs seek compensation for alleged economic loss and property damage claimed to have resulted from exposure to contamination associated with the landfill. In addition, since January 18, 1995, the Company has been named as a defendant or third-party defendant in a series of toxic tort actions filed in federal or state courts in the Buffalo area. These actions allege exposure on the part of plaintiffs or plaintiffs' decedents to toxic chemicals emanated from the landfill, resulting in the alleged causation of cancer. The plaintiffs seek compensatory and punitive damages so far totalling approximately $60 million. The Company has filed answers responding to the claims put forth in these suits, denying liability as to any of the claimed conditions or damages, and intends to continue to vigorously defend against each claim.

         The Company is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage. The Company, through membership in the Pfohl Brothers landfill Site Committee, is participating in the design and implementation of a remedial program for the landfill. In the context of liability allocation procedures conducted on behalf of the Committee, it has been determined that the Company's contribution of industrial wastes to the landfill was minor. Further, it is the Company's position that materials present at the landfill attributable to the Company are not causally related to any condition alleged by plaintiffs in the various lawsuits associated with the landfill. The Company does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

      2. On October 23, 1992, the Company petitioned the PSC to order IPPs to post letters of credit or other firm security to protect ratepayers' interests in advance payments made in prior years to these generators. The PSC dismissed the original petition without prejudice. In December 1995, the Company filed a petition with the PSC similar to the one that the Company filed in October 1992. The Company cannot predict the outcome of this action. However, in August 1996, the PSC proposed to examine the circumstances under which a utility, including the Company, should be allowed to demand security from IPPs to ensure the repayment of advance payments made under their purchased power contracts. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - PSC Proposal of New IPP Operating and PPA Management Procedures."

         On February 4, 1994, the Company notified the owners of nine projects with contracts that provide for front-end loaded payments of the Company's demand for adequate assurance that the owners will perform all of their future repayment obligations, including the obligation to deliver electricity in the future at prices below the Company's avoided cost as required by agreements and the repayment of any advance payment which remains outstanding at the end of the contract. The projects at issue total 426 MW. The Company's demand is based on its assessment of the amount of advance payment to be accumulated under the terms of the contracts, future avoided costs and future operating costs for the projects. Litigation ensued with six of the projects as a result of these notifications, as follows:

         On March 4, 1994, Encogen Four Partners, L.P. ("Encogen") filed a complaint in the United States District Court for the Southern District of New York (the "U.S. District Court") alleging breach of contract and prima facie tort by the Company. Encogen seeks compensatory damages of approximately $1 million and unspecified punitive damages. In addition, Encogen seeks a declaratory judgment that the Company is not entitled to assurance of future performance from Encogen. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. Encogen has amended its complaint, rescinded its prima facie tort claim, and filed a motion of judgment on the pleadings. On February 6, 1996, the U.S. District Court granted Encogen's motion for judgment on the pleadings and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. In addition, the U.S. District Court did not award any damages. The Company has appealed this decision. A motion to stay further proceedings has been made since this contract is included in the MRA.

         On March 4, 1994, Sterling Power Partners, L.P. ("Sterling"), Seneca Power Partners, L.P., Power City Partners, L.P. and AG-Energy, L.P. filed a complaint in the NYS Supreme Court seeking a declaratory judgment that: (a) the Company does not have any legal right to demand assurance of plaintiffs' future performance; (b) even if such a right existed, the Company lacks reasonable insecurity as to plaintiffs' future performance; (c) the specific forms of assurances sought by the Company are unreasonable and (d) if the Company is entitled to any form of assurances, plaintiffs have provided adequate assurances. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On October 5, 1994, Sterling moved for summary judgment and the Company opposed and cross moved for summary judgment. On February 16, 1996, Sterling supplemented its motion, claiming that the February 6, 1996 ruling in the Encogen case is dispositive. On February 29, 1996, the NYS Supreme Court granted Sterling's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. The Company has appealed this decision. A motion to stay further proceedings has been made since this contract is included in the MRA.
         On March 7, 1994, NorCon Power Partners, L.P. ("NorCon") filed a complaint in the U.S. District Court seeking to enjoin the Company from terminating a PPA between the parties and seeking a declaratory judgment that the Company has no right to demand additional security or other assurances of NorCon's future performance under the PPA. NorCon sought a temporary restraining order against the Company to prevent the Company from taking any action on its February 4, 1994 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On November 2, 1994, NorCon filed for summary judgment. On February 6, 1996, the U.S. District Court granted NorCon's motion for summary judgment and ruled that under New York law, the Company did not have the right to demand adequate assurances of future performance. On March 25, 1997, the U.S. Court of Appeals for the Second Circuit ordered that the question of whether there exists under New York commercial law the right to demand firm security on an electric contract should be certified to the N.Y. Court of Appeals, the highest New York court, for final resolution. The Second Circuit order effectively stayed the U.S. District Court's order against the Company, pending final disposition by the N.Y. Court of Appeals. A motion to stay further proceedings has been made since this contract is included in the MRA.

         The Company can neither provide any judgement regarding the likely outcome nor any estimate or range of possible loss or reduction of exposure in the cases above. Accordingly, no provision for liability, if any, that may result from any of these suits has been made in the Company's financial statements. If the MRA closes with respect to the IPP Parties mentioned above, then these litigations would be dismissed with respect to such IPP Parties (see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement").

      3. In November 1993, Fourth Branch Associates Mechanicville ("Fourth Branch") filed an action against the Company and several of its officers and employees in the NYS Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million and injunctive and other related relief. The lawsuit grows out of the Company's termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant the Company owns in the Town of Halfmoon, New York. Fourth Branch's complaint also alleges claims based on the inability of Fourth Branch and the Company to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, the Company filed a motion to dismiss Fourth Branch's complaint. By order dated November 7, 1995, the Court granted the Company's motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court's order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch's complaint.

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

      4. In March 1993, Inter-Power of New York, Inc. ("Inter-Power") filed a complaint against the Company and certain of its officers and employees in the NYS Supreme Court. Inter-Power alleged, among other matters, fraud, negligent misrepresentation and breach of contract in connection with the Company's alleged termination of a PPA in January 1993. The plaintiff sought enforcement of the original contract or compensatory and punitive damages in an aggregate amount that would not exceed $1 billion, excluding pre-judgment interest.

         In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate Division, Third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. In January 1998, the NYS Supreme Court granted the Company's motion for summary judgment on all remaining claims in this lawsuit and dismissed this lawsuit in its entirety. In January 1998, Inter-Power filed a notice of appeal.

      5. The DEC, in response to an EPA audit of their enforcement policies, which found enforcement of air regulation violations to be insufficient, has begun an initiative to address this issue. As a result, the DEC is seeking penalties from all New York utilities for past opacity variances for the years 1994, 1995 and 1996. Furthermore, the DEC is requiring various opacity reduction measures and stipulated penalties for future excursions after execution of a consent order. All New York State utilities, including the Company, which was notified in September 1997, are in the process of negotiating the various terms and conditions of the draft consent order with the DEC. The outcome of this matter is uncertain at this time and it is not possible to predict what the financial impact to the Company will be in terms of penalty payment and implementation of an opacity reduction program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On October 23, 1997, the Board of Directors authorized the solicitation of consents from its preferred shareholders, as required by the Company's Certificate of Incorporation, to increase the amount of unsecured debt the Company may issue from the level prior to the consent of approximately $700 million by up to an additional $5 billion. On December 3, 1997, the preferred shareholders approved the proposal to increase the level of unsecured debt by a vote of 3,562,645 for, 479,124 against and 140,107 abstentions.

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

                  Age at
  Executive      12/31/97         Current and Prior Positions                 Date Commenced
  ---------      --------         ---------------------------                 --------------

William E. Davis    55   Chairman of the Board and Chief Executive Officer      May 1993
                         Vice Chairman of the Board of Directors                November 1992

Albert J. Budney,   50   President                                              April 1995
 Jr.                     Managing Vice President - UtiliCorp Power              Prior to Join-
                          Services Group (a unit of UtiliCorp United, Inc.)      ing the Company
                         President-Missouri Public Service (Operating
                          Division of UtiliCorp United, Inc.)                   January 1993

B. Ralph Sylvia     57   Executive Vice President                               January 1998*
                         Executive Vice President - Electric Generation and
                          Chief Nuclear Officer                                 December 1995
                         Executive Vice President - Nuclear                     November 1990

David J. Arrington  46   Senior Vice President - Human Resources                December 1990





William F. Edwards  40   Senior Vice President and Chief Financial Officer      September 1997
                         Vice President - Financial Planning                    December 1995
                         Executive Assistant to the Chief Executive Officer
                          and President                                         July 1993
                         Director of Budget and Financial Management            June 1989

Darlene D. Kerr     46   Senior Vice President - Energy Distribution            December 1995
                         Senior Vice President - Electric Customer Service      January 1994
                         Vice President - Electric Customer Service             July 1993
                         Vice President - Gas Marketing and Rates               February 1991

Gary J. Lavine      47   Senior Vice President - Legal & Corporate Relations    May 1993
                         Senior Vice President - Legal & Corporate Relations
                          and General Counsel                                   October 1992

John H. Mueller     51   Senior Vice President and Chief Nuclear Officer        January 1998*
                         Site Vice President of Commonwealth Edison's Zion
                          Plant                                                 August 1996
                         Vice President of Nuclear Energy (for the Nebraska
                          Public Power District, owner and operator of the
                          Cooper nuclear plant)                                 July 1994
                         Plant Manager - Unit 2                                 August 1993
                         Operations Manager - Unit 2                            October 1992

John W. Powers      59   Retired                                                December 1997
                         Senior Vice President                                  September 1997
                         Senior Vice President and Chief Financial Officer      January 1996
                         Senior Vice President - Finance & Corporate Services   October 1990

Theresa A. Flaim    48   Vice President - Corporate Strategic Planning          May 1994
                         Vice President - Corporate Planning                    April 1993
                         Manager - Gas Rates & Integrated Resource Planning     June 1991




Kapua A. Rice       46   Corporate Secretary                                    September 1994
                         Assistant Secretary                                    October 1992
                         Manager - Legal & Corporate Relations                  July 1991

Steven W. Tasker   40    Vice President - Controller                            December 1993
                         Controller                                             May 1991


*        On January 13, 1998, John H. Mueller was elected as Senior Vice President and Chief
         Nuclear Officer, which became effective January 19, 1998.  He will succeed B. Ralph
         Sylvia, who will remain with the Company as an Executive Vice President until his planned mid-year retirement.


PART II
-------

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

      The Company's common stock and certain of its preferred series are listed on the New York Stock Exchange ("NYSE"). The common stock is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the American Stock Exchange. The ticker symbol is "NMK."

      Preferred dividends were paid on March 31, June 30, September 30 and December 31. The Company estimates that none of the 1997 preferred stock dividends will constitute a return of capital and therefore all of such dividends are subject to Federal tax as ordinary income.

      The table below shows quoted market prices (NYSE) for the Company's common stock:

                     1997                 1996
               ----------------     -----------------
                HIGH      LOW        HIGH       LOW
-----------------------------------------------------

1st Quarter    $11 1/8    $8 1/8    $10 1/8    $6 1/2

2nd Quarter      9         7 7/8      8 5/8     6 1/2

3rd Quarter     10 1/16    8 1/4      8 7/8     6 3/4

4th Quarter     10 9/16    9 1/16    10         7 5/8


For a discussion regarding the common stock dividend, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement" and "Financial Position, Liquidity and Capital Resources - Common Stock Dividend" below.

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

      Upon consummation of the MRA (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement" for a listing of conditions that must be met in order to close the MRA), which is expected to occur later this year, the IPP Parties are expected to own 42.9 million shares of the Company's common stock, representing 23% of the Company's voting securities following the issuance of such shares. In the MRA, the parties agree that any IPP Party that receives 2% or more of the outstanding Common Stock and any designees of IPP Parties that receives more than 4.9% of the outstanding Common Stock upon the consummation of the MRA will, together with certain but not all affiliates (collectively, "2% Shareholders"), enter into certain shareholder agreements (the "Shareholders Agreements"). Pursuant to each Shareholder Agreement, the 2% Shareholders agree that for five years they will not acquire more than an additional 5% of the outstanding Common Stock (resulting in ownership in all cases of no more than 9.9%) or take any actions to attempt to acquire control of the Company, other than certain permitted actions in response to unsolicited actions by third parties. The 2% shareholders will generally vote their shares on a "pass-through" basis, that is in the same proportion as all shares held by other shareholders are voted, except that they may vote in their discretion for extraordinary transactions and, when there is a pending proposal to acquire the Company, for directors.

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

      As of March 26, 1998, there were approximately 66,300 holders of record of common stock of the Company and about 4,700 holders of record of preferred stock. The chart below summarizes common stockholder ownership by size of holding:



SIZE OF HOLDING        TOTAL STOCKHOLDERS       TOTAL SHARES HELD
   (SHARES)
-----------------------------------------------------------------
    1 to 99                  31,056                   812,652

  100 to 999                 31,930                 7,775,973

1,000 or more                 3,325               135,830,726
                             ------               -----------
                             66,311               144,419,351
                             ======               ===========


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial information of the Company for each of the five years during the period ended December 31, 1997, which has been derived from the audited financial statements of the Company, and should be read in connection therewith.  As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations and Item 8. Financial Statements and Supplementary Data - "Notes to
Consolidated Financial Statements," the following selected financial data is not likely to be indicative of the Company's future financial condition or results of operations.


                              1997         1996*        1995         1994         1993
------------------------------------------------------------------------------------------
Operations: (000's)

Operating revenues        $ 3,966,404   $ 3,990,653  $ 3,917,338  $ 4,152,178  $ 3,933,431

Net income                     59,835       110,390      248,036      176,984      271,831
------------------------------------------------------------------------------------------
Common stock data:

Book value per share
   at year end                 $18.03        $17.91       $17.42       $17.06       $17.25

Market price at
   year end                    10 1/2         9 7/8        9 1/2       14 1/4       20 1/4



Ratio of market price to
   book value at year end       58.2%         55.1%        54.5%       83.5%        117.4%

Dividend yield at year end       -             -           11.8%        7.9%          4.9%

Basic and diluted earnings
   (loss) per average common
   share                         $.16         $ .50        $1.44       $1.00         $1.71

Rate of return on common
   equity                        0.9%          2.8%         8.4%        5.8%         10.2%

Dividends paid per
   common share                  -              -          $1.12       $1.09         $ .95

Dividend payout ratio            -              -          77.8%      109.0%         55.6%

------------------------------------------------------------------------------------------
Capitalization: (000's)

Common equity            $ 2,604,027    $ 2,585,572  $ 2,513,952  $ 2,462,398  $ 2,456,465

Non-redeemable
   preferred stock           440,000        440,000      440,000      440,000      290,000

Mandatorily redeemable
   preferred stock            76,610         86,730       96,850      106,000      123,200

Long-term debt             3,417,381      3,477,879    3,582,414    3,297,874    3,258,612
------------------------------------------------------------------------------------------

   TOTAL                   6,538,018      6,590,181    6,633,216    6,306,272    6,128,277



Long-term debt maturing
   within one year            67,095         48,084       65,064       77,971      216,185
------------------------------------------------------------------------------------------

   TOTAL                 $ 6,605,113    $ 6,638,265  $ 6,698,280  $ 6,384,243  $ 6,344,462
------------------------------------------------------------------------------------------

Capitalization ratios: (including long-term debt maturing within one year)

Common stock equity            39.4%          39.0%        37.5%        38.6%        38.7%

Preferred stock                  7.8           7.9          8.0          8.5          6.5

Long-term debt                  52.8          53.1         54.5         52.9         54.8
------------------------------------------------------------------------------------------


Financial ratios:

Ratio of earnings to
   fixed charges                1.39          1.57         2.29         1.91         2.31

Ratio of earnings to
   fixed charges and
   preferred stock
   dividends                    1.12          1.31         1.90         1.63         2.00

Other ratios - % of
   operating revenues:

    Fuel, electricity purchased
    and gas purchased          44.4%         43.5%        40.3%        39.6%        36.1%

    Other operation and
    maintenance expenses       21.1          23.3         20.9         23.1         26.9

    Depreciation and
    amortization                8.6           8.3          8.1          7.4          7.0

    Federal and foreign
    income taxes, and
    other taxes                13.4          13.6         17.3         14.7         16.2



    Operating income           14.1          13.1         17.5         13.3         17.5

    Balance available for
    common stock                0.6           1.8          5.3          3.5          6.1
------------------------------------------------------------------------------------------
Miscellaneous: (000's)

Gross additions to
   utility plant          $   290,757   $   352,049  $   345,804  $   490,124  $   519,612

Total utility plant        11,075,874    10,839,341   10,649,301   10,485,339   10,108,529

Accumulated depreciation
   and amortization         4,207,830     3,881,726    3,641,448    3,449,696    3,231,237

Total assets                9,584,141     9,427,635    9,477,869    9,649,816    9,471,327
==========================================================================================

* Amounts include extraordinary item, see Note 2. Rate and Regulatory Issues and
Contingencies.



NIAGARA MOHAWK POWER CORPORATION

      Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, including the hedge against upward movement in market prices provided by the restructured and amended PPAs, the improvement in operating cash flows as a result of the MRA and PowerChoice, the recoverability of the MRA regulatory asset through the prices charged for electric service, the effect of a PSC natural gas proposal on the Company's results of operations, expected earnings over the five-year term of the PowerChoice agreement, the effect of the elimination of the FAC under PowerChoice on the Company's financial condition, the reduction in net income resulting from the non-cash amortization of the MRA regulatory asset, the effect of the January 1998 ice storm damage restoration costs on the Company's capital requirements, recoverability of environmental compliance costs and nuclear decommissioning costs through rates, and the improvement in the Company's financial condition expected as a result of the MRA and the implementation of PowerChoice. The Company's actual results and developments may differ materially from the results discussed in or implied by such forward-looking statements, due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, matters described in the context of such forward-looking statements, as well as such other factors as set forth in the Notes to Consolidated Financial Statements contained herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EVENTS AFFECTING 1997 AND THE FUTURE

- On July 9, 1997, the Company announced the MRA to terminate, restate or amend IPP power purchase contracts in exchange for cash, shares of the Company's common stock and certain financial contracts. The terms of the MRA have been and may continue to be modified.

- In February 1998, the PSC approved the PowerChoice settlement agreement, which incorporates the terms of the MRA. Under PowerChoice, a regulatory asset will be established for the costs of the MRA and it will be amortized over a period not to exceed ten years. The Company's rates under PowerChoice are designed to permit recovery of the MRA regulatory asset. In approving PowerChoice, the PSC limited the estimated value of the MRA regulatory asset that can be recovered to approximately $4,000 million, resulting in a charge to 1997 earnings of $190.0 million or 85 cents per share. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

- In December 1997, the preferred shareholders gave the Company approval to increase the amount of unsecured debt that the Company may issue by $5 billion. This authorization enables the issuance of unsecured debt to consummate the MRA.

- The PowerChoice agreement calls for the Company to conduct an auction to sell all of its fossil and hydro generation assets.

- In early January 1998, a major ice storm caused extensive and costly damage to the Company's facilities in northern New
      York.

MASTER RESTRUCTURING AGREEMENT AND THE POWERCHOICE AGREEMENT

      The Company entered into the PPAs that are subject to the MRA because it was required to do so under PURPA, which was intended to provide incentives for businesses to create alternative energy sources. Under PURPA, the Company was required to purchase electricity generated by qualifying facilities of IPPs at prices that were not expected to exceed the cost that otherwise would have been incurred by the Company in generating its own electricity, or in purchasing it from other sources (known as "avoided costs"). While PURPA was a federal initiative, each state retained certain delegated authority over how PURPA would be implemented within its borders. In its implementation of PURPA, the State of New York passed the "Six-Cent Law," establishing 6 cents per KWh as the floor on avoided costs for projects less than 80 MW in size. The Six-Cent Law remained in place until it was amended in 1992 to deny the benefit of the statute to any future PPAs. The avoided cost determinations under PURPA were periodically increased by the PSC during this period. PURPA and the Six-Cent Law, in combination with other factors, attracted large numbers of IPPs to New York State, and, in particular, to the Company's service territory, due to the area's existing energy infrastructure and availability of cogeneration hosts. The pricing terms of substantially all of the PPAs that the Company entered into in compliance with PURPA and the Six-Cent Law or other New York laws were based, at the option of the IPP, either on administratively determined avoided costs or minimum prices, both of which have consistently been materially higher than the wholesale market prices for electricity.

      Since PURPA and the Six-Cent Law were passed, the Company has been required to purchase electricity from IPPs in quantities in excess of its own demand and at prices in excess of that available to the Company by internal generation or for purchase in the wholesale market. In fact, by 1991, the Company was facing a potential obligation to purchase power from IPPs substantially in excess of its peak demand of 6,093 MW. As a result, the Company's competitive position and financial performance have deteriorated and the price of electricity paid per KWh by its customers has risen significantly above the national average. Accordingly, in 1991 the Company initiated a parallel strategy of negotiating individual PPA buyouts, cancellations and renegotiations, and of pursuing regulatory and legislative support and litigation to mitigate the Company's obligation under the PPAs. By mid-1996, this strategy had resulted in reducing the capacity of the Company's obligations to purchase power under its PPA portfolio to approximately 2,700 MW. Notwithstanding this reduction in capacity, over the same period the payments made to the IPPs under their PPAs rose from approximately $200 million in 1990 to approximately $1.1 billion in 1997 as independent power facilities from which the Company was obligated to purchase electricity commenced operations. The Company estimates that absent the MRA, payments made to the IPPs pursuant to PPAs would continue to escalate by approximately $50 million per year until 2002.

      Recognizing the competitive trends in the electric utility industry and the impracticability of remedying the situation through a series of customer rate increases, in mid-1996 the Company began comprehensive negotiations to terminate, amend or restate a substantial portion of above-market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare the Company for a more competitive environment. These negotiations led to the MRA and the PowerChoice agreement.

      MASTER RESTRUCTURING AGREEMENT. On July 9, 1997, the Company entered into the MRA with 16 IPP Parties who sell electricity to the Company under 29 PPAs. The MRA specifically contemplated that two IPPs, Oxbow Power of North Tonawanda, New York, Inc. ("Oxbow") and NorCon would enter into further negotiations concerning their treatment under the MRA. Following such negotiations, Oxbow has withdrawn from the MRA, but, based on the value of its allocation under the MRA and the terms of its existing PPA, Oxbow's withdrawal does not materially impact the cost reductions associated with the MRA. The Company and NorCon have agreed to replace NorCon's initial allocation under the MRA with an all cash allocation which has, in the Company's estimation, a value approximately $60 million higher than NorCon's initial allocation. A third IPP Party has agreed to take cash in exchange for the shares of common stock allocated to it in the MRA. As a result of these cash allocations, there are 3,054,000 fewer shares of common stock allocated to the IPPs under the MRA. The MRA has been amended to expire on July 15, 1998.

      The MRA currently provides for the termination, restatement or amendment of 28 PPAs with 15 IPPs, which represent approximately
80% of the Company's over-market purchased power obligations, in exchange for an aggregate of $3,616 million in cash and 42.9 million shares of the Company's common stock and certain financial contracts. The closing of the MRA is subject to a number of conditions, including the Company and the IPP Parties negotiating individual restated and amended contracts, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transactions contemplated by the MRA (including the termination of the existing PPAs and the termination or amendment of all related third party agreements), the IPP Parties entering into new third party arrangements which will enable each IPP Party to restructure its projects on a reasonably satisfactory economic basis, the Company having completed all necessary financing arrangements and the Company and the IPP Parties having received all necessary approvals from their respective boards of directors, shareholders and partners. While one or more of the IPP Parties may under certain circumstances terminate the MRA with respect to itself, the Company's obligation to close the MRA is subject to its determination that as a result of any such terminations the benefits anticipated to be received by the Company pursuant to the MRA have not been materially and adversely affected. The Company expects that prior to the consummation of the MRA, the mix of consideration to be received by the IPP Parties may be renegotiated. The foregoing is qualified in its entirety by the text of the MRA (see Exhibit 10-11). As the Conditions Determination Date (the date by which all IPP Parties must satisfy or waive their third party conditions or withdraw from the MRA) has not occurred, the Company cannot predict whether such conditions will be satisfied, whether some IPP Parties may withdraw, whether the terms of the MRA might be renegotiated, or whether the MRA will be consummated. In the event the Company is unable to successfully complete the MRA and therefore implement PowerChoice, it would pursue all alternatives including a traditional rate request.

      The principal effects of the MRA are to reduce significantly the Company's existing payment obligations under the PPAs, which currently consist of approximately 2,700 MW of capacity at December 31, 1997. While earnings will be depressed during the five-year term, the savings in annual energy payments, coupled with the rates established in PowerChoice, will yield free cash flow that can be dedicated to the new debt service obligations associated with the payment of cash to the IPP Parties.

      Under the terms of the MRA, the Company's significant long term and escalating IPP payment obligations will be restructured into a defined and more manageable obligation and a portfolio of restated and amended PPAs with price and duration terms that the Company believes are more favorable than the existing PPAs. Under the MRA, 19 PPAs representing approximately 1,180 MW of capacity will be terminated completely thus allowing this capacity to be replaced through the competitive market at market based prices. The Company has no continuing obligation to purchase energy from the terminating IPP Parties.

      Also under the MRA, 8 PPAs representing approximately 541 MW of capacity will be restated on economic terms and conditions that are more favorable to the Company than the existing PPAs. The restated contracts have a term of 10 years and are structured as financial swap contracts where the Company receives or makes payments to the IPP Parties based upon the differential between the contract price and a market reference price for electricity. The contract prices are fixed for the first two years changing to an indexed pricing formula thereafter. Contract quantities are fixed for the full 10 year term of the contracts. The indexed pricing structure ensures that the price paid for energy and capacity will fluctuate relative to the underlying market cost of gas and general indices of inflation. Until such time as a competitive energy market structure becomes operational in the State of New York, the restated contracts provide the IPP Parties with a put option for the physical delivery of energy. Additionally, one PPA representing 42 MW of capacity will be amended to reflect a shortened term and a lower stream of fixed unit prices. Finally, the MRA requires the Company to provide the IPP Parties with a number of fixed price swap contracts with a term of seven years beginning in 2003. The fixed price swap contracts will be cash settled monthly based upon a stream of defined quantities and prices.

      Although against the Company's forecast of market energy prices the restructured and amended PPAs represent an expected above-market payment obligation, the Company's portfolio of these PPAs provides it and its customers with a hedge against significant upward movement in market prices that may be caused by a change in energy supply or demand. This portfolio and market purchases contain terms that are believed to be more responsive to competitive market price changes. (See Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-term Contracts for the Purchase of Electric Power").

      POWERCHOICE AGREEMENT. The PowerChoice agreement establishes a five-year rate plan that will reduce average residential and commercial rates by an aggregate of 3.2% over the first three years. This reduction will include certain savings that will result from partial reductions of the New York State GRT. Industrial customers will see average reductions of 25% relative to 1995 price levels; these decreases will include discounts currently offered to some industrial customers through optional and flexible rate programs. The cumulative rate reductions, net of GRT savings, are estimated to be approximately $112 million, to be experienced on a generally ratable basis over the first three years of the agreement. During the term of the PowerChoice agreement, the Company will be permitted to defer certain costs, associated primarily with environmental remediation, nuclear decommissioning and related costs, and changes in laws, regulations, rules and orders. In years four and five of its rate plan, the Company can request an annual increase in prices subject to a cap of 1% of the all-in price, excluding commodity costs (e.g., transmission, distribution, nuclear, and forecasted CTC). In addition to the price cap, the PowerChoice agreement provides for the recovery of deferrals established in years one through four and cost variations in the MRA financial contracts resulting from indexing provisions of these contracts. The aggregate of the price cap increase and recovery of deferrals is subject to an overall limitation of inflation.

      Under the terms of the PowerChoice agreement, all of the Company's customers will be able to choose their electricity supplier in a competitive market by December 1999. The Company will continue to distribute electricity through its distribution and transmission facilities and would be obligated to be the so-called provider of last resort for those customers who do not exercise their right to choose a new electricity supplier.

      The PowerChoice agreement provides that the MRA and the contracts executed pursuant thereto shall be found to be prudent. The PowerChoice agreement further provides that the Company shall have a reasonable opportunity to recover its stranded costs, including those associated with the MRA and the contracts executed thereto, through a CTC and, under certain circumstances, through exit fees or in rates for back up service.

      Under the PowerChoice agreement, an MRA regulatory asset, aggregating approximately $4,000 million, will be established. In this way, the costs of the MRA would be deferred and amortized over a period not to exceed ten years. The Company's rates under PowerChoice are designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

      The PowerChoice agreement calls for the Company to divest all of its fossil and hydro generation assets. Divestiture is intended to be accomplished through an auction. Winning bids would be selected within 11 months of PSC approval of the auction plan, which was filed with the PSC separately from the PowerChoice agreement. The Company will receive a portion of the auction sale proceeds as an incentive to obtain maximum value in the sale. This incentive would be recovered from sale proceeds. The Company agreed that if it does not receive an acceptable bid for an asset, the Company will form a subsidiary to hold any such assets and then legally separate this subsidiary from the Company through a spin-off to shareholders or otherwise. If a bid of zero or below is received for an asset, the Company may keep the asset as part of its regulated business. The auction process will serve to quantify any stranded costs associated with the Company's fossil and hydro generating assets. The Company will have a reasonable opportunity to recover these costs through the CTC and otherwise as described above. After the auction process is complete, the Company has agreed not to own any non-nuclear generating assets in the State of New York, subject to certain exceptions provided in the PowerChoice agreement. Under the terms of the note indenture prepared in connection with the financing of the MRA, the Company will be required to use a majority of the cash portion of net proceeds from the sale of its fossil and hydro generating assets to reduce indebtedness. Such restrictions would not apply in the event that the Company was unable to successfully conclude the consummation of the MRA and therefore of PowerChoice but nonetheless sold such assets.

      The PowerChoice agreement contemplates that the Company's nuclear plants will remain part of the Company's regulated business. The Company has been supportive of the creation of a statewide New York Nuclear Operating Company that it expects would improve the efficiency of nuclear units throughout the state. The PowerChoice agreement stipulates that absent such a statewide solution, the Company will file a detailed plan for analyzing other proposals regarding its nuclear assets, including the feasibility of an auction, transfer and/or divestiture of such facilities, within 24 months of PowerChoice approval.

      The PowerChoice agreement also allows the Company to form a holding company at its election. The Company plans to seek its shareholders' approval at its 1998 annual meeting to the formation of a holding company, the implementation of which would only occur following various regulatory approvals.

      At its public session on February 24, 1998, the PSC voted to approve the PowerChoice agreement, which incorporates the terms of the MRA. Subject to the satisfaction of the conditions to the MRA, the PSC's approval of PowerChoice should allow the Company to consummate the MRA in the first half of 1998. The PowerChoice agreement will only become effective upon the closing of the MRA. In approving PowerChoice, the PSC made the following changes, among others, to the agreement: i) customers who had made a substantial investment in on-site generation as of October 10, 1997 will be grandfathered and not have to pay the CTC; ii) savings from any reduction in the interest rate associated with the debt issued in connection with the MRA financing as compared to assumptions underlying the Company's PowerChoice filing will be deferred for future disposition; and iii) change the generation auction incentive to 15% of proceeds in excess of net book value for non-Oswego assets and 5% of proceeds in excess of $100 million for Oswego assets.

      In its written order dated March 20, 1998, the PSC made several other changes to the PowerChoice agreement, in addition to those discussed at the February 24 session. The PSC determined to limit the estimated value of the MRA regulatory asset that can be recovered from customers, to approximately $4,000 million. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset valued at $8 per share. The Company's common stock closed at $12 7/16 per share on March 26, 1998. The accounting implications of the limitation in value are discussed under "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement." The PSC also modified the reduction in average residential and commercial rates. The PowerChoice agreement measured the 3.2% reduction against 1995 prices. The PSC determined that the percentage reduction should be applied against the lower of 1995 prices or the most current twelve-month period. To the extent prices for the most current twelve-month period are lower than 1995 prices, the amount of cumulative rate reductions described below will increase. Lastly, the PSC ordered the Company not to proceed to consummate the MRA with respect to one contract held by one developer until a satisfactory resolution of a cogeneration steam host contract is reached.

      New York law provides parties the right to appeal the Commission's decision approving the PowerChoice agreement within four months of the date of that decision. In addition, parties have the right to petition the Commission for rehearing of the decision within 30 days of the date of the decision. If a petition for rehearing is filed and the Commission issues a decision on rehearing, parties may appeal the decision on rehearing within four months of the date of the decision on rehearing. Such an appeal or petition for rehearing may be based on the failure of the record to show a reasonable basis for the terms of the PowerChoice agreement and may result in an amendment of the record to correct such failure, in renegotiation of such terms or in renegotiation of the PowerChoice agreement as a whole. There can be no assurance that, on appeal or on rehearing, the approval of the PowerChoice agreement will be upheld or that such appeal or rehearing will not result in terms substantially less favorable to the Company than those described herein.

      All of the foregoing discussion of the PowerChoice agreement is qualified in its entirety by the text of the agreement and PSC
Order (see Exhibits 10-12 and 10-13).

ACCOUNTING IMPLICATIONS OF THE POWERCHOICE AGREEMENT
AND MASTER RESTRUCTURING AGREEMENT

      The Company concluded as of December 31, 1996, that the termination, restatement or amendment of IPP contracts and implementation of PowerChoice was the probable outcome of negotiations that had taken place since the PowerChoice announcement. Under PowerChoice, the separated non-nuclear generation business would no longer be rate-regulated on a cost-of-service basis and, accordingly, regulatory assets related to the non-nuclear power generation business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) were charged against 1996 income as an extraordinary non-cash charge.

      As described under "Master Restructuring Agreement and the PowerChoice Agreement," the PSC in its written order issued March 20, 1998 limited the estimated value of the MRA regulatory asset that can be recovered from customers to approximately $4,000 million. The ultimate amount of the regulatory asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA regulatory asset has been estimated at $190 million (85 cents per share) which has been charged to 1997 earnings. The charge to expense was determined as the difference between $8 per share and the Company's closing common stock price on March 26, 1998 of $12 7/16 per share, multiplied by 42.9 million shares. Any variance from the estimate used in determining the charge to expense in 1997, including changes in the common stock price at closing, will be reflected in results of operations in 1998.

      Under PowerChoice, the Company's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company's IPP contracts, including those restructured under the MRA and those not so restructured will continue to be the obligations of the regulated business. As described under "Master Restructuring Agreement and the PowerChoice Agreement," the consummation of the MRA, as well as implementation of PowerChoice, is subject to a number of contingencies.

      In the event the Company is unable to successfully complete the MRA and therefore implement PowerChoice, it would pursue all alternatives including a traditional rate request. However, notwithstanding such a rate request, it is likely that application of SFAS No. 71 would be discontinued for the remaining electric business, since the Company's current rate structure would no
longer be sufficient to recover its costs.   The resulting non-cash
after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and electric transmission and distribution businesses as of December 31, 1997, would be approximately $526.5 million or $3.65 per share. In addition, the Company would be required to reassess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company would also be required to determine the extent to which adverse purchase commitments, if any, are required to be recorded as obligations. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends, and certain types of transfers of assets could be adversely impacted by any such write-downs.

      SFAS No. 71 does not require the Company to earn a return on the regulatory assets in assessing its applicability. In the event the MRA and PowerChoice are implemented, the Company believes that the prices it would charge for electric service over 10 years, including the CTC, assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset (currently estimated to be $4,000 million as adjusted for the stock price cap) and provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and the Company's ability to pay common and preferred dividends.

      The Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. The Company discontinued the application of SFAS No. 71 and applied SFAS No. 101 with respect to the fossil and hydro generation business at December 31, 1996, in a manner consistent with the EITF consensus.

      With the implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, the Company would be able to recover such loss through the CTC. The PowerChoice agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at December 31, 1997.

PSC COMPETITIVE OPPORTUNITIES PROCEEDING - ELECTRIC

      On May 16, 1996, the PSC issued its Order in the COPS case, which called for a major restructuring of New York State's electric industry. The COPS order called for a competitive wholesale power market and the introduction of retail access for all electric customers. The goals cited in its decision included lowering consumer rates, increasing choice, continuing reliability of service, continuing environmental and public policy programs, mitigating concerns about market power and continuing customer protection and the obligation to serve.

      The PSC decision in the COPS proceeding states that recovery of utility stranded costs may be accomplished by a non-bypassable "wires charge" to be imposed by distribution companies. The PSC decision also states that a careful balancing of customer and utility interests and expectations is necessary, and that the level of stranded cost recovery will ultimately depend upon the particular circumstances of each utility.

      On June 10, 1997, the PSC ordered a multi-utility, retail access pilot program that would allow qualified farmers and food processors to shop for electricity and other energy services. The PSC required utilities to adjust the current delivery rates for farmers and food processors, which resulted in rate reductions of about 10 percent for farmers and 3 percent to 6 percent for food processors. Delivery under this program began in late 1997. The Company does not believe that this order will have a material adverse effect on its financial position or results of operations.

      On August 27, 1997, the PSC requested comments on its staff's tentative conclusions about how nuclear generation and fossil generation should be treated after decisions are made on the individual electric restructuring agreements currently pending before the PSC. The PSC staff concluded that beyond the transition period (the period covered by the individual restructuring agreements including PowerChoice), nuclear generation should operate on a competitive basis. In addition, the PSC staff concluded that a sale of generation plants to third parties is the preferred means of determining the fair market value of generation plants and offers the greatest potential for the mitigation of stranded costs. The PSC staff also concluded that recovery of sunk costs, including post shutdown costs, would be subject to review by the PSC and this process should take into account mitigation measures taken by the utility, including the steps it has taken to encourage competition in its service area. The Company's nuclear generation assets had a net book value of $1.5 billion (excluding the reserve for decommissioning) at December 31, 1997.

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

      The three investor-owned utilities, Rochester Gas and Electric Corporation, Consolidated Edison Company of New York, Inc. and the Company, which are currently pursuing formation of a nuclear operating company in New York State, also filed a response with the PSC in October 1997. The response stated that a forced divestiture of the nuclear plants would add uncertainty to developing a statewide approach to operating the plants and requested that such a forced divestiture proposal be rescinded. The response also stated that implementation of a consolidated six-unit operation would contribute to the mitigation of unrecovered nuclear costs.
The NYPA, which is also pursuing formation of the nuclear operating company, submitted its own comments which were similar to the comments of the three utilities.

      In February 1998, the PSC established a formal proceeding to further examine issues related to nuclear plants and the feasibility of applying market-based pricing to these facilities.

      See "Master Restructuring Agreement and PowerChoice Agreement" above for a discussion of the treatment of nuclear operations during the term of PowerChoice.

FERC RULEMAKING ON OPEN ACCESS AND STRANDED COST RECOVERY

      In April 1996, the FERC issued FERC Order 888. Order 888 promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. The Company has complied with this requirement by filing its open access transmission tariff with FERC on July 7, 1996. Based upon settlement discussions with various parties, a proposed settlement was submitted to the FERC in the first quarter of 1997. The settlement has not been approved by the FERC at this time.
Hearings were conducted in September 1997 with non-settling parties. A March 1998 Administrative Law Judge's recommended decision in this proceeding recommended lower tariffs than those filed by the Company. The Company is unable to determine the ultimate resolution of this issue or when a decision will be issued by FERC.

      Under FERC Order 888, the NYPP was required to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. On January 31, 1997, the NYPP Member Systems (the "Member Systems") submitted a comprehensive proposal to establish an ISO, a New York State Reliability Council ("NYSRC") and a New York Power Exchange ("NYPE") that will foster a fully competitive wholesale electricity market in New York State. The ISO would provide for the reliable operation of the transmission system in New York State and provide nondiscriminatory open access to transmission services under a single ISO tariff. Through the ISO, the transmission owners, including the Company, would be compensated for the use of their transmission systems on a cost-of-service basis. The NYSRC would establish the reliability rules and standards by which the ISO operates the bulk power system. The ISO would also administer the daily electric energy market and the NYPE would facilitate the electric energy market on a day-ahead basis. On May 2, 1997, the Member Systems made a supplemental filing related to the proposed NYSRC and on August 15, 1997, six of the Member Systems filed an application for market-based rate authority in the new wholesale market structure. On December 19, 1997, the Member Systems submitted a revised filing which reflected the fundamental components of the initial January 31, 1997 filing. However, the December 19, 1997 filing provides for additional explanatory materials, incorporates FERC's guidance set forth in FERC orders involving other power pools and ISOs, and sets forth a revised governance structure of the ISO. The Company is unable to predict when FERC will act on these submittals, or whether it will approve the filings with or without modifications. However, the Company's PowerChoice agreement does not condition retail access on the presence of an ISO.

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

      Numerous parties, including the Company, filed requests for rehearing of Order 888. In March 1997, the FERC issued Order 888-A, which generally affirmed Order 888 and granted rehearing on only a handful of issues. One of those issues was whether the FERC would review stranded costs in annexation cases as it committed to do in municipalization cases. In Order 888-A the FERC stated that it would review stranded costs resulting from territorial annexation by an existing municipal electric system, provided that system relied on transmission from the displaced utility. The FERC denied the Company's request for rehearing on how stranded costs would be calculated and other issues. In November 1997, FERC issued Order 888-B. This Order largely affirmed the positions set forth in Order 888-A while clarifying that the FERC recognizes the existence of concurrent state jurisdiction over stranded costs arising from municipalization. The FERC acknowledged in Order 888-B that the states may be first to address the issue of retail-turned-wholesale stranded costs, and stated that it will give the states substantial deference where they have done so.

      In late January 1997, the Company provided 26 communities in St. Lawrence and Franklin counties with estimates they requested of the stranded costs they might be expected to pay if they withdraw from the Company's system to create government-controlled utilities. The preliminary estimate of the combined potential stranded cost liability for the communities ranges from a low of $225 million to a high of $452 million, depending upon the forecast of electricity market prices that is used. These amounts do not include the costs of creating and operating a municipal utility.
At this time, 21 of the original 26 communities are still pursuing the matter. If these 21 communities withdrew from the Company's system, the Company would experience a potential revenue loss of approximately $60 million to $65 million per year. In addition, the Company is aware of other communities that are considering municipalization. However, the Company is unable to predict whether those communities would pursue municipalization.

      The stranded cost calculations were based on a methodology prescribed by the FERC. Because no municipality has moved forward with condemnation, the value of the Company's facilities has not been deducted from the stranded cost estimates. The stranded costs included in these estimates are the communities' share of obligations that were incurred on behalf of all customers to fulfill the Company's legal obligations to ensure adequate, reliable electricity service. Such legitimate and prudent costs are currently included in electricity rates. Government-mandated payments to IPPs represent the largest single component of these costs. These 21 communities seeking to withdraw from the Company's system also propose to disconnect entirely from the Company's system and to take transmission service from another utility. They believe that, given the provisions of Order 888, FERC would not approve the Company's request for stranded cost recovery under these circumstances. The Company has responded that, regardless of the result at the FERC, opportunities for stranded cost recovery in this matter could also be pursued before the PSC and in a state condemnation proceeding. (See "Master Restructuring Agreement and the PowerChoice Agreement.") The Company is unable to predict the outcome of this matter.

OTHER FEDERAL AND STATE REGULATORY INITIATIVES

      PSC PROPOSAL OF NEW IPP OPERATING AND PPA MANAGEMENT PROCEDURES. In August 1996, the PSC proposed to examine the circumstances under which a utility, including the Company, may legally curtail purchases from IPPs; whether utilities should be permitted to collect data that will assist in monitoring IPPs' compliance with federal QF requirements, upon which the mandated purchases are predicated; and if utilities should be allowed to demand security from IPPs to ensure the repayment of amounts accumulated in tracking accounts made under their purchased power contracts.

      The PSC noted that some of the current IPP contracts are far above market prices and are causing utilities to seek rate increases. In addition, the PSC stated that its proposal was initiated to protect ratepayers, since it would ensure just and reasonable rates in the event ongoing negotiations between utilities and IPPs fail.

      MONITORING. In December 1996, the PSC gave the New York State utilities, including the Company, the authority to collect data to assist them in monitoring IPPs' compliance with both federal QF standards and state requirements. The PSC stated that if QFs are not meeting requirements, the obligation to pay the full contract rate, which is funded by utility ratepayers, is generally excused or mitigated. Furthermore, if the data collected through a QF monitoring program indicates a facility is not meeting federal standards, the utility could petition the FERC to decertify the QF, which could result in penalties that could include cancellation of the contract. A similar penalty could be imposed if it is determined a QF has failed to maintain compliance with state law. Under the monitoring program, QFs are required to submit data as of March 1 each year for the previous calendar year. In accordance with the terms of the MRA, the Company will not implement any QF monitoring program for the IPP Parties. However, the Company continues to monitor those IPPs that are not IPP Parties for continued QF compliance under PSC regulation.

      CURTAILMENT. On May 20, 1997, the PSC addressed the procedures under which a utility, including the Company, may legally curtail purchases from IPPs that are QFs, unless curtailment is specifically prohibited by contract. Curtailment is allowed by a FERC rule, under certain operational circumstances when purchases from the QFs will exceed the costs the utility would incur if it generated the power itself. Advance notice must be provided to the QF along with the reasons for such curtailment, which are subject to verification by the PSC either before or after curtailment. The PSC stated that PURPA, which encouraged generation by IPPs, was supposed to be revenue-neutral. However, they noted that this has not been the situation in New York State and ratepayers have been unduly burdened because of their lack of specific curtailment procedures.

      The decision to permit curtailment is not likely to affect the PPAs covered by the MRA, which represents approximately 80% of the Company's over-market purchased power obligations, as described previously. However, the decision could affect most of the remaining IPP contracts. The Company is unable to determine the effect of these statements until such a time as there is a final order.

      The Company cannot predict whether the PSC will take any action on the firm security issue. However, the firm security issue with respect to the IPP Parties covered under the MRA would be settled upon the closing of the MRA.

      MULTI-YEAR GAS RATE SETTLEMENT AGREEMENT. The Company, Multiple Intervenors (an unincorporated association of approximately 60 large commercial and industrial energy users with manufacturing and other facilities located throughout New York State) and PSC staff reached a three-year settlement that was conditionally approved by the PSC on December 19, 1996. The PSC ordered conditional approval on the three-year settlement agreement until a final, redrafted agreement, which reflects the Commission's order, is submitted for final approval. The settlement results in a $10 million annual reduction in base rates or a $30 million total reduction over the three-year term of the settlement. This reflects a $19 million reduction in the amount of fixed non-commodity costs to be recoverable in base rates, offset by a $9 million increase in annual base rates. The Company estimates that the combination of in-hand supplier refunds and further reductions in upstream pipeline costs will be sufficient to fund the $19 million annual reduction in non-commodity cost recovery.

      If the non-commodity cost reductions exceed $57 million ($19 million annually) during the three-year settlement period, the excess, up to $40 million will be credited to a Contingency Reserve Account ("CRA") to be utilized for ratepayer benefit in the rate year ending October 31, 2000 or beyond. To the extent the actual non-commodity cost reductions exceed $57 million by more than $40 million, the Company may retain any excess subject to a return on equity sharing provision. In the event the non-commodity reductions fall short of the $57 million estimate, the Company will bear the risk of any shortfall. In the event that the termination or restructuring of IPP contracts results in margin (revenues less fuel costs) or peak shaving losses, the margin losses would be collected currently subject to 80%/20% (ratepayer/shareholder) sharing and the peak shaving losses will be deferred to the CRA, subject to limits specified in the settlement.

      In return for taking on this risk, the Company has achieved a portion of the revised rate structure that had been proposed to reduce its throughput risk. The Company obtained an ROE cap of 13.5% with 50/50 sharing between ratepayers and shareholders in excess of the cap. The Company also has an opportunity to earn up to $2.25 million annually if its gas commodity costs are lower than a market based target without being subject to the ROE cap. The Company has an equal $2.25 million risk if gas commodity costs exceed the target. An additional major benefit of the revised rate design is that the margin made on each additional new customer will significantly increase to the extent additional throughput does not require additional upstream pipeline capacity for service. This, along with the approval of the Company's Progress Fund, which allows the Company to use utility revenues in an amount not to exceed $11 million in total for the purpose of providing financing for large customers to convert or increase their gas use, will provide new opportunities for growth.

      GENERIC GAS RATE PROCEEDING. As a result of the generic rate proceeding, in which the PSC ordered all New York utilities to implement a service unbundling beginning in May 1996, nearly 3,000 customers have chosen to buy natural gas from other sources, with the Company continuing to provide transportation service for a separate fee. These changes have not had a material impact on the Company's margins since the margin is traditionally derived from the delivery service and not from the commodity sale. The margin for delivery for residential and commercial aggregation services equals the margin on the traditional sales service classes. To date this migration has not resulted in any stranded costs since the PSC has allowed the utilities to assign the pipeline capacity to the customers converting from sales to transportation. This assignment is allowed during a three-year period ending March 1999, at which time the PSC will decide on methods for dealing with the remaining unassigned or excess capacity. As a part of the generic rate proceeding, all utilities are required to file a report with the PSC in April 1998, describing actions that have been taken to mitigate potential stranded costs as customers migrate to transportation service. In a clarifying order in this proceeding, issued September 4, 1997, the PSC has indicated that it is unlikely that utilities will be allowed to continue to assign pipeline capacity to departing customers after March 1999.

      On a separate but parallel path, in September 1997, the PSC issued for comment its staff's position paper on the future of the natural gas industry, including recommendations for increasing competition and expanding customer choice in the natural gas marketplace. The staff proposed, among other things, that all regulated natural gas utilities exit the business of purchasing natural gas for customers over the next five years. This would complete the transition of customers from sales to transportation service only. The regulated utilities would only deliver natural gas purchased by customers from competitive suppliers. If this proposal is adopted by the PSC, then it would eliminate the need to regulate natural gas purchasing practices since market forces would establish natural gas prices.

      The position paper identified a number of issues that would need to be resolved in order for this proposal to be successful. The primary issues are the pipeline capacity and gas supply contracts that the local utilities have with interstate pipelines that extend beyond the proposed five-year transition period, the obligation of the utility to serve as supplier of last resort, and the issue of system reliability.

      The Company and other parties submitted comments and reply comments to the PSC in late November and December of 1997, respectively. With the exception of the issues to be resolved by the PSC, as mentioned above, the Company does not believe that this proposal will have a material adverse effect on its results of operations or financial condition, since the Company's natural gas margin is derived from the delivery service and not from the commodity sale. The resolution of the issues identified by the PSC could result in unrecovered stranded costs for the Company. The Company is unable to predict how the PSC will resolve those issues. For a discussion of the Company's gas supply, storage and pipeline commitments, see Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Gas Supply, Storage and Pipeline Commitments.")

      NRC AND NUCLEAR OPERATING MATTERS. In October 1996, the NRC required companies with nuclear plants to provide the NRC with added confidence and assurance that their plants are operated and maintained within the design basis, and any deviations are reconciled in a timely manner. Such information, which was filed within the required 120 days, will be used by the NRC to verify that companies are in compliance with the terms and conditions of their license(s) and NRC regulations. In addition, it will allow the NRC to determine if other inspection activities or enforcement actions should be taken on a particular company.

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

      In April 1997 and December 1997, the Company received notices from the NRC of a $200,000 fine and $50,000 fine, respectively, for violations at Unit 1 and Unit 2. The penalties were for violations related to corrective actions and design control. The Company paid the fines and is implementing corrective action. On January 23, 1998, the Company received notice of a proposed $55,000 fine from the NRC for violations of NRC requirements related to radioactive waste issues. The Company does not plan to contest the proposed NRC fine.

      In January 1998, the NRC issued its Systematic Assessment of Licensee Performance (the "SALP") report on Unit 1 and Unit 2, which covers the period June 1996 to November 1997. The SALP report, which is an extensive assessment of the plants' performance in the areas of operations, maintenance, engineering and support, stated that the performance of Unit 1 and Unit 2 was generally good, although ratings were lower than the previous assessment.
The Company agrees with the NRC's determination that there are areas of its performance that need improvement and is taking several actions to make those needed improvements.

      The Company believes that NRC safety enforcement is becoming more stringent as indicated by the NRC's request for information, fines that the Company has been assessed and lower SALP ratings and that there may be a direct cost impact on companies with nuclear plants as a result. The Company is unable to predict how such a changed operating environment may affect its results of operations or financial condition.

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

      Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in vertical welds not reinforced by the 1995 repairs. On April 8, 1997, the Company filed a comprehensive inspection and analysis report with the NRC that concluded that the condition of the Unit 1 core shroud supports the safe operation of the plant.

      On May 8, 1997, the NRC approved the Company's request to operate Unit 1 until the next scheduled mid-cycle outage, late 1998. The Company agreed to propose an inspection plan for the outage and submit the plan to the NRC at least three months before the outage is scheduled to begin. The Company believes it has a strong technical basis to operate Unit 1 without a mid-cycle outage and is seeking the necessary approval from the NRC to postpone the inspections until the unit's refueling and maintenance outage in spring 1999, but there can be no assurance that such approval will be granted.

      The Unit 1 refueling and maintenance outage, originally planned to be completed in early April 1997, was completed on May 10, 1997 due to the core shroud issue. On September 15, 1997, Unit 1 was taken out of service due to leaking in one of four back-up condensers. The standby condensers serve as a back-up system for the removal of reactor steam. The condensers are maintained in a ready state during normal plant operations. Tests and inspections were conducted on the remaining condensers and similar conditions were found. On December 10, 1997, Unit 1 was returned to service after the replacement of all four condensers, which cost approximately $6.7 million.

OTHER COMPANY EFFORTS TO ADDRESS COMPETITIVE CHALLENGES

      TAX INITIATIVES. The Company is working with utility, customer and state representatives to explain the negative impact that all utility taxes, including the GRT, are having on rates and the state of the economy. At the same time, the Company is also contesting the high real estate taxes it is assessed by many taxing authorities, particularly those imposed upon generating facilities.

      The New York State Legislature passed a state budget in August 1997 which includes a reduction of the GRT over three years. For gas and electric utilities, the tax imposed on gross income will be reduced from 3.5% to 3.25% on October 1, 1998, and from 3.25% to 2.5% on January 1, 2000. The state tax imposed on gross earnings will remain unchanged at .75%, bringing the total GRT to 3.25% -- a full percentage point lower than today's level of 4.25%. The savings from the reduction of the GRT will be passed on to the Company's customers. The Company believes that further tax relief is needed to relieve the Company's customers of high energy costs and to improve New York State's competitive position as the industry moves toward a competitive marketplace.

      The following table sets forth a summary of the components of other taxes (exclusive of income taxes) incurred by the Company in the years 1995 through 1997:


                                      In millions of dollars
                                    1997       1996       1995
---------------------------------------------------------------
Property tax expense               $250.7     $249.4     $264.8
Sales tax                            13.4       14.1       13.9
Payroll tax                          34.1       36.4       37.3
Gross Receipts Tax                  184.6      184.1      190.2
Other taxes                           0.1        0.5        5.2
---------------------------------------------------------------
Total tax expense                   482.9      484.5      511.4
Charged to construction,
 subsidiaries and regulatory
 recognition                        (11.4)      (8.7)       6.1
---------------------------------------------------------------
Total other taxes                  $471.5     $475.8     $517.5
===============================================================


      CUSTOMER DISCOUNTS. In recent years, some industrial customers have found alternative suppliers or are generating their own power. In addition, a weakened economy or attractive energy prices elsewhere have contributed to other industrial customer decisions to relocate or close.

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

      As of January 1998, the Company has 152 executed contracts under its flexible tariff offerings. These contracts have been signed to mitigate the lost margin impacts associated with customers executing the competitive alternatives mentioned above. In addition, many of these contracts include an increase in production levels and/or attract new customers to the Company's service territory.

      In 1997 and 1996, the total amount of customer discounts (economic development programs and flexible pricing) was $90.6 million and $75.5 million, respectively. The Company recovered $46.6 million and $56.7 million in rates, respectively. Pending implementation of PowerChoice, the Company budgeted its discounts to increase to approximately $95.4 million in 1998 as some discounts granted in 1997 are in effect for an entire year and further discounts are granted. The Company is aggressively using SC-11 to increase sales to existing customers and to attract new customers to its service territory. With the reduction in industrial prices provided in PowerChoice, the level of discounts that have been necessary should decline in the future.

REGULATORY AGREEMENTS/PROPOSALS

      (See "Master Restructuring Agreement and the PowerChoice
Agreement.")

      1995 RATE ORDER. On April 21, 1995, the Company received a rate decision (1995 rate order) from the PSC which approved an approximately $47 million increase in electric revenues and a $4.9 million increase in gas revenues.

YEAR 2000 COMPUTER ISSUE

      As the year 2000 approaches, the Company, along with many other companies, could experience potentially serious operational problems, since many computer programs that were developed will not properly recognize calendar dates beginning with the year 2000. Further, there are embedded chips contained within generation, transmission, distribution and gas equipment that may be date-sensitive. In these circumstances where an embedded chip fails to recognize the correct date, electric or gas operations could be adversely affected. The Company is addressing these issues so that its computer systems and, where necessary, its embedded chips will process dates greater than 1999, thereby preventing any adverse operational or financial impacts. The Company has been addressing the year 2000 information technology issue through the remediation and replacement of existing business applications and parts of its technical infrastructure. In late 1997, the services of a leading computer services and consulting firm were retained to conduct an assessment of the Company's entire year 2000 program. As a result of the assessment, a Company-wide year 2000 project management office has been formed and year 2000 project managers have been appointed within each business group and efforts are underway to evaluate the scope of the problem for embedded technologies/process control systems in all business groups within the Company. A Company-wide program director and an executive level steering committee have been put in place to oversee all aspects of the program. The Company is also evaluating the exposure to year 2000 problems of third parties with whom the Company conducts business. The Company expects to complete an inventory of exposures, including an assessment of priorities, costs and resources, by the third quarter of 1998. Failures of the Company and/or third party computer systems and embedded chips could have a material impact on the Company's ability to conduct its business. Until further progress is made on these efforts, management is unable to estimate the total year 2000 compliance expense, but it is in the process of assessing this expense.

RESULTS OF OPERATIONS

      Earnings for 1997 were $22.4 million, or 16 cents per share, as compared to $72.1 million, or 50 cents per share, in 1996 and $208.4 million, or $1.44 per share, in 1995. 1997 earnings were negatively impacted by a write-off of $190.0 million or 85 cents per share associated with the portion of the MRA regulatory asset disallowed in rates by the PSC, which was included in other income and deductions in the income statement (see "Master Restructuring Agreement and the PowerChoice Agreement" and "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement.") In addition, an increase in industrial customer discounts of $25.2 million not recovered in rates (see Other Company Efforts to Address Competitive Challenges - "Customer Discounts"), and a decline in higher-margin residential sales also adversely impacted 1997 earnings. The lower-margin industrial-special sales (sales by the Company on behalf of NYPA) and industrial sales increased. As a result, total public sales were essentially the same as sales in 1996. This was partially offset by a decline in bad debt expense of $81.1 million in 1997 as compared to 1996 but is $15.3 million over 1995.

      Earnings for 1996 include the discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. The Company reached this conclusion because the March 10, 1997 agreement-in-principle to terminate or restructure power contracts with certain IPPs made probable the implementation of PowerChoice in which the Company proposed to have its non-nuclear generation sell power at competitive prices in the wholesale market. The discontinuance resulted in the write-off of $103.6 million of regulatory assets associated with the fossil and hydro business which was included in the income statement as an extraordinary loss after tax of $67.4 million, or 47 cents per share. Earnings before the extraordinary loss were $139.5 million or 97 cents per share. Excluding the extraordinary loss, earnings for 1996 were lower because of an increase in bad debt expense of $96.4 million or 43 cents per share (see "Financial Position, Liquidity and Capital Resources - Liquidity and Capital Resources"). This was partially offset by a $15.0 million gain on the sale of a 50% interest in CNP that contributed 10 cents per share to 1996 earnings. The Company's request for a temporary rate increase in 1996 was denied by the PSC.

      Earnings for 1995 were hurt by lower sales quantities of electricity and natural gas, as compared with amounts used to establish 1995 prices. Sales were primarily affected by the continuing weak economic conditions in upstate New York, loss of
industrial customers' load to NYPA and discounts granted.   These
factors similarly impacted 1996 and 1997 results. In addition, 1995 earnings included the recording of a one-time, non-cash adjustment of prior years' demand-side management ("DSM") incentive revenues, revenues earned under the Unit 1 operating incentive sharing mechanism and a gain on the sale of HYDRA-CO that collectively increased 1995 earnings by 17 cents per share.

      The Company's 1997 earned ROE was 0.9% as compared to 2.8% (5.4% before extraordinary loss) in 1996 and 8.4% in 1995. The Company's ROE authorized in the 1995 or last rate setting process is 11.0% for the electric business and 11.4% for the gas business. Factors contributing to earnings below authorized levels in 1997 included, among other things, the PowerChoice charge described above, sales below those forecasted in determining rates, contractual increases in capacity payments to IPPs and increasing discounts to customers. As discussed under "Master Restructuring Agreement and the PowerChoice Agreement" and "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement," the Company forecasts that earnings for the five-year term of the PowerChoice agreement will be substantially depressed. The level of earnings for 1998 will also be impacted, in part, by the date of implementation of PowerChoice and may also be negatively impacted by the financial effects of the January 1998 ice storm (see Item 8. Financial Statements and Supplementary Data
- "Note 13. Subsequent Event").

      The following discussion and analysis highlights items that significantly affected operations during the three-year period ended December 31, 1997. This discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the probable termination, restatement or amendment of IPP contracts and implementation of PowerChoice. It also should be read in conjunction with Item 8. Financial Statements and Supplementary Data and other financial and statistical information appearing elsewhere in this report.

      ELECTRIC REVENUES were $3,309 million in both 1997 and 1996, a decrease of $26.1 million, or 0.8% from 1995. As shown in the following table, FAC revenues increased $42.8 million in 1997, primarily as a result of the Company's ability in 1997 to recover increased payments to the IPPs through the FAC. However, this increase was offset by a decrease in revenues from sales to other electric systems and lower electric sales due to warmer weather. Under PowerChoice, revenues may decline as customers choose
alternative suppliers.   However, the Company will recover stranded
costs through the CTC. See "Master Restructuring Agreement and the PowerChoice Agreement."

      Electric operating revenues decreased in 1996, primarily due to a decrease in miscellaneous electric revenues. Miscellaneous electric revenues were lower in 1996 primarily because 1995 electric revenues included the recording of $71.5 million of unbilled, non-cash revenues in accordance with the 1995 rate order, $13.0 million of revenues earned under MERIT (an incentive mechanism related to improvement in key performance areas which ended in 1996) and a one-time, non-cash adjustment of prior year's DSM incentive revenues and a reduction in the DSM rebate cost program. However, higher electric sales due to colder weather, an increase in sales to other electric systems, an increase in FAC revenues and higher electric rates (effective April 26, 1995) partly offset those factors that contributed to lower electric revenues. FAC revenues increased $28.3 million in 1996, which primarily reflects the Company's increased payments to the IPPs recovered through the FAC.

                              INCREASE (DECREASE) FROM PRIOR YEAR
                                    (In millions of dollars)

-----------------------------------------------------------------
ELECTRIC REVENUES                1997      1996      TOTAL
-----------------------------------------------------------------
Amortization of unbilled
 revenues                      $  -       $ (77.1)    $ (77.1)
Base rates                        -          65.3        65.3
Fuel adjustment clause
 revenues                        42.8        28.3        71.1
Changes in volume and mix
 of sales to ultimate
 consumers                      (12.7)      (28.1)      (40.8)
Sales to other electric
 systems                        (29.6)       24.5        (5.1)
MERIT revenue                     -         (13.0)      (13.0)
DSM revenue                       -         (26.5)      (26.5)
                               -------      ------      -----
                              $   0.5     $ (26.6)    $ (26.1)
                              ========     ======      ======


      The FAC is eliminated under the PowerChoice agreement. Changes in FAC revenues are generally margin-neutral (subject to an incentive mechanism discussed in Item 8. Financial Statements and Supplementary Data - "Note 1. Summary of Significant Accounting Policies"), while sales to other utilities, because of regulatory sharing mechanisms and relatively low prices, generally result in low margin contributions to the Company. Thus, fluctuations in these revenue components do not generally have a significant impact on net operating income. Electric revenues reflect the billing of a separate factor for DSM programs, which provided for the recovery of program related rebate costs.

      ELECTRIC KILOWATT-HOUR SALES were 37.1 billion in 1997, 39.1 billion in 1996 and 37.7 billion in 1995. The 1997 decrease of 2.0 billion KWh, or 5.1% as compared to 1996, is related primarily to a 31.0% decrease in sales to other electric systems. (See Item 8. Financial Statements and Supplementary Data -"Electric and Gas Statistics - Electric Statistics"). The 1996 increase of 1.4 billion KWh, or 3.8% as compared to 1995, reflects a 26.2% increase in sales to other electric systems and a 1.2% increase in sales to ultimate customers due to the colder weather. Sales to other electric systems were lower primarily due to a reduction in the availability of nuclear generation as a result of the outages at Unit 1. The Company is anticipating little or no growth in 1998 in sales to ultimate consumers, which will be sensitive to the business climate in its service territory.

      Details of the changes in electric revenues and KWh sales by customer group are highlighted in the table below:


                                % INCREASE (DECREASE) FROM PRIOR YEAR
                    1997 % OF   -------------------------------------
                    ELECTRIC            1997                 1996
CLASS OF SERVICE    REVENUES    REVENUES    SALES    REVENUES    SALES
----------------------------------------------------------------------
Residential           37.1%      (2.0)%     (2.0)%     3.1%       0.5%
Commercial            37.3       (0.3)      (0.1)       -        (0.4)
Industrial            16.1        1.2        0.6       0.2        1.2
Industrial-Special     1.9        5.8        4.2       3.9        6.7
Municipal service      1.6        1.4       (4.5)      5.8        7.4
----------------------------------------------------------------------
Total to ultimate
   consumers          94.0       (0.6)        -        1.4        1.2
Other electric
   systems             2.5      (26.1)     (31.0)     27.5       26.2
Miscellaneous          3.5       70.4     (100.0)    (57.8)     (17.7)
----------------------------------------------------------------------
   TOTAL             100.0%        -%       (5.1)%    (0.8)%      3.8%



      As indicated in the table below, internal generation decreased 10.1% in 1997, principally due to the outage at Unit 1 and a reduction in hydroelectric power as a result of lower than normal precipitation in the summer months. In 1997, Unit 1 was out of service for 153 days, due to a planned refueling and maintenance outage (which took 68 days) and for the emergency condenser replacement (which took approximately 85 days) while in 1996, Unit
2 was out of service for a 36 day planned refueling and maintenance outage. (See "Other Federal and State Regulatory Initiatives - NRC and Nuclear Operating Matters.") The amount of electricity delivered to the Company by the IPPs decreased by approximately 277 GWh or 2.0%. However, total IPP costs increased by approximately $18.0 million or 1.7%, as discussed below. (See "Master Restructuring Agreement and the PowerChoice Agreement").

                                1997                  1996                  1995
                           ---------------      ----------------      ----------------
(In millions of dollars)

                          GWh       Cost         GWh         Cost      GWh        Cost
                         ------    ------       ------      -------   ------    --------
Fuel for electric
   generation:
 Coal                     7,459  $  106.4        7,095     $  100.6    6,841    $   97.9
 Oil                        701      32.2          462         21.1      537        21.3
 Natural gas                394       8.6          319          9.2      996        20.2
 Nuclear                  6,339      33.0        8,243         47.7    7,272        43.3
 Hydro                    2,905       -          3,679           -     2,971          -
                        -------    ------       ------      -------   ------    --------
                         17,798     180.2       19,798        178.6   18,617       182.7
                        -------    ------       ------      -------   ------    --------

Electricity
   purchased:

IPPs:
 Capacity                 -         220.8         -           212.8     -          181.2
 Energy and taxes       13,520      885.7       13,797        875.7   14,023       798.7
                        ------      -----       ------      -------   ------     -------
Total IPP purchases     13,520    1,106.5       13,797      1,088.5   14,023       979.9
Other                    9,421      130.2        9,569        130.6    9,463       126.5
                        ------    -------       ------      -------   ------     -------
                        22,941    1,236.7       23,366      1,219.1   23,486     1,106.4
                        ------    -------       ------      -------   ------     -------



Total generated
   and purchased        40,739    1,416.9       43,164      1,397.7   42,103     1,289.1
Fuel adjustment
   clause                  -         (1.3)         -          (33.3)     -          14.8
Losses/Company use       3,603        -          4,037          -      4,419         -
                        ------    -------       ------     --------   ------    --------
                        37,136   $1,415.6       39,127     $1,364.4   37,684    $1,303.9
                        ======    =======       ======     ========   ======    ========


                                      % Change from Prior Year
                                 ---------------------------------
                                 1997 to 1996         1996 to 1995
                                 ------------         ------------
(In millions of dollars)

                                 GWh      Cost        GWh       Cost
                                ------    ----       ------     ----
Fuel for electric
   generation:

 Coal                             5.1%     5.8%        3.7%       2.8%
 Oil                             51.7     52.6       (14.0)      (0.9)
 Natural gas                     23.5     (6.5)      (68.0)     (54.5)
 Nuclear                        (23.1)   (30.8)       13.4       10.2
 Hydro                          (21.0)     -          23.8         -
                                ------   ------      ------     ------
                                (10.1)     0.9         6.3       (2.2)
                                ------   ------      ------     ------

Electricity
   purchased:

IPPs:
 Capacity                         -        3.8         -          17.4
 Energy and taxes                (2.0)     1.1        (1.6)        9.6
                                 -----    -----       -----      -----
Total IPP purchases              (2.0)     1.7        (1.6)       11.1
Other                            (1.5)    (0.3)        1.1         3.2
                                 -----    -----       -----      -----
                                 (1.8)     1.4        (0.5)       10.2
                                 -----   ------       -----      -----



Total generated
   and purchased                 (5.6)     1.4         2.5         8.4
Fuel adjustment
   clause                          -     (96.1)        -        (325.0)
Losses/Company use              (10.8)      -         (8.6)         -
                                -------  -------     ------     -------
                                 (5.1)%    3.8%        3.8%        4.6%
                                =======  =======     ======     =======

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

      Following a higher than normal spring run off, the precipitation in the summer months was lower than usual. As a result, hydroelectric IPP projects delivered 242 GWh or 13.7% less under PPAs than they did for the same period last year, representing decreased payments to those IPPs of $15.7 million.

      A substantial portion of the Company's portfolio of IPP projects operate on a "must run" basis. This means that they tend to run at maximum production levels regardless of the need for or economic value of the electricity produced. Output from "must run" cogeneration IPPs was 230 GWh or 2.6% lower than produced last year, in part due to lower energy purchases from the Sithe Independence plant. However, payments to those IPPs were $12.8 million higher. This was due to a combination of output turndown arrangements with individual projects and escalating contract rates. A turndown arrangement is an agreement where the Company compensates an IPP to reduce the output from their facility. Although output is reduced, the net economic impact is favorable to the Company and its customers since the electricity is replaced from the market or other lower cost sources.

      Quantities purchased from schedulable cogeneration IPPs increased 195 GWh or 6.3% and payments increased $20.9 million.
The increased payments are largely due to escalating contract rates for capacity (fixed) and increased volumes of energy. The terms of these PPAs allow the Company to schedule (with certain constraints) energy deliveries and pay for the energy supplied. In addition, the Company is required to make fixed payments if the IPP plants remain available for service. (See Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Long-term Contracts for the Purchase of Electric Power").

      GAS REVENUES decreased by $24.7 million, or 3.6% in 1997, and increased by $99.9 million, or 17.2%, in 1996. As shown in the table below, gas revenues decreased in 1997 primarily due to decreased sales to ultimate customers as a result of the migration of commercial sales customers to the transportation class, decreased spot market sales and a decrease in base rates of $5.9 million in accordance with the 1996 rate order. This was partially offset by higher gas adjustment clause recoveries and an increase in revenues from the transportation of customer-owned gas (see "Other Federal and State Regulatory Initiatives -Generic Gas Rate Proceeding").

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


                         INCREASE (DECREASE) FROM PRIOR YEAR
                               (In millions of dollars)

GAS REVENUES                         1997      1996       TOTAL
---------------------------------------------------------------
Base rates                          $ (5.9)   $  3.1     $ (2.8)
Transportation of
  customer-owned gas                   5.3       2.1        7.4
Purchased gas adjustment
  clause revenues                     45.3      30.8       76.1
Spot market sales                    (30.8)     34.0        3.3
Changes in volume and
  mix of sales to ultimate
  consumers                          (38.6)     29.9       (8.8)
                                    -------   ------     ------
                                    $(24.7)   $ 99.9     $ 75.2
                                    =======   ======    =======



      GAS SALES, excluding transportation of customer-owned gas and spot market sales, were 78.7 million Dth in 1997, a 7.3% decrease from 1996, and a 0.3% increase from 1995. (See Item 8. Financial Statements and Supplementary Data - "Electric and Gas Statistics - Gas Statistics"). The decrease in 1997 was in all ultimate consumer classes, in part due to the warmer weather. In addition, spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate customers, decreased 8.0 million Dth. This was partially offset by an increase in transportation volumes of 18.1 million Dth or 13.5% to customers purchasing gas directly from producers. The Company has experienced an increase in customers of approximately 17,800 since 1995, primarily in the residential class, an increase of 3.5%.

      Changes in gas revenues and Dth sales by customer group are detailed in the table below:




                               % INCREASE (DECREASE) FROM PRIOR YEAR
                    1997 % OF  -------------------------------------
                      GAS              1997                1996
CLASS OF SERVICE    REVENUES    REVENUES   SALES   REVENUES    SALES
---------------------------------------------------------------------
Residential        66.4%         4.5%      (2.7)%    13.3%       9.4%
Commercial         22.6         (8.7)     (13.0)     13.0        6.4
Industrial          1.0        (50.9)     (50.1)     15.6        4.1
---------------------------------------------------------------------
Total to ultimate
  consumers        90.0         (0.3)      (7.3)     13.3        8.3
Other gas
  systems            -          (5.8)      (6.7)    (81.9)     (81.4)
Transportation of
  customer-owned
  gas               8.5         10.5       13.5       4.3       (6.9)
Spot market sales   1.0        (82.9)     (76.6)  1,099.1      507.0
Miscellaneous       0.5        263.1         -      (82.2)       -
---------------------------------------------------------------------
TOTAL             100.0%        (3.6)%      1.7%     17.2%       2.3%


      The total cost of gas purchased decreased 6.6% in 1997 and increased 34.0% in 1996. The cost fluctuations generally correspond to sales volume changes, as spot market sales activity decreased, as well as changes in gas prices. The Company sold 2.5,
10.5 and 1.7 million Dth on the spot market in 1997, 1996 and 1995, respectively. The total cost of gas decreased $24.4 million in 1997. This was the result of a 5.3 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($18.8 million) and a $22.5 million decrease in Dth purchased for spot market sales, partially offset by a 3.3% increase in the average cost per Dth purchased ($10.7 million) and a $6.3 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause.

      The total cost of gas purchased increased $93.8 million in 1996. This was the result of a 9.3 million increase in Dth purchased and withdrawn from storage for ultimate consumer sales ($29.6 million), a $25.6 million increase in Dth purchased for spot market sales and a 12.9% increase in the average cost per Dth purchased ($38.7 million). Gas purchased for spot market sales decreased $22.5 million in 1997 and increased $25.6 million in 1996. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $3.82 in 1997 from $3.62 in 1996 and was $3.17 in 1995.

      Through the electric and purchased gas adjustment clauses, costs of fuel, purchased power and gas purchased, above or below the levels allowed in approved rate schedules, are billed or credited to customers. The Company's electric FAC provides for a partial pass-through of fuel and purchased power cost fluctuations from those forecast in rate proceedings, with the Company absorbing a portion of increases or retaining a portion of decreases to a maximum of $15 million per rate year. The Company absorbed losses of approximately $11.8 million, $1.4 million and $13.1 million in 1995, 1996 and 1997, respectively. Under PowerChoice, the FAC will be terminated. The Company does not believe that the elimination of the FAC will have a material adverse effect on its financial condition, as a result of its management of (1) power supplies provided through: (i) the operation of its own power plants, and future power purchase arrangements as part of the planned auction of its fossil and hydro assets, (ii) fixed power purchases from NYPA and remaining IPPs and (iii) fixed and indexed swap arrangements with IPP Parties and (2) the transfer of the risk associated with electricity commodity prices to the customer through implementation of retail access included in the PowerChoice agreement.

      OTHER OPERATION AND MAINTENANCE EXPENSE decreased in 1997 by $92.9 million, or 10.0%, as compared to an increase of $110.3 million or 13.5% in 1996. These changes in 1996 and 1997 each result primarily from a change in 1996 in the Company's assessment of uncollectible customer accounts, which gives greater recognition to the increased risk of collecting past due customer bills, resulting in increases in the Company's allowance for doubtful accounts and a significantly higher expense recognition in 1996. Bad debt expense was $31.2 million, $127.6 million and $46.5 million in 1995, 1996 and 1997, respectively. In 1997, write-offs were $39.0 million and the Company incurred a $10.5 million increase in allowance for doubtful accounts. The increase in the allowance for doubtful accounts was attributable to increases in the collection risk associated with residential accounts receivable and arrears. The Company has implemented a number of collection initiatives that are expected to result in lower arrears levels and potentially lower the allowance for doubtful accounts. Other operation and maintenance expense also decreased in 1997 as a result of a reduction in administrative and general expenses of $15.8 million, primarily due to a reduction in legal costs.

      OTHER INCOME AND DEDUCTIONS decreased by $200.9 million in 1997 and increased by $32.9 million in 1996. Despite higher interest income ($12.0 million) related to increasing cash balances, "other income and deductions" decreased in 1997 due to the write-off of $190.0 million associated with the estimated portion of the MRA regulatory asset disallowed in rates and lower subsidiary earnings. In addition, "other income and deductions" was lower in 1997, since 1996 reflected a gain on the sale of a 50% interest in CNP ($15.0 million). The 1996 increase also reflected higher interest income ($10.9 million) as a result of an increase in temporary cash investments. In addition, "other income and deductions" was higher in 1996 since there were customer service penalties and certain other items written off because they were disallowed in rates in 1995.

      FEDERAL AND FOREIGN INCOME TAXES decreased by $42.4 million in 1997 and $56.9 million in 1996 primarily due to a decrease in pre-tax income. Other taxes decreased by $4.4 million in 1997 and decreased by $41.6 million in 1996. The 1997 decrease was primarily due to lower payroll taxes ($2.3 million) and lower sales taxes ($0.7 million). The 1996 decrease was primarily as a result of lower real estate taxes ($15.4 million), lower GRTs ($6.1 million) primarily due to a reduction in the GRT surcharge during 1996, lower New York State excess dividend tax accrual due to a suspension of the common stock dividend ($4.6 million) and year-to-year differences in the accounting for regulatory deferrals ($15.2 million) associated primarily with a settlement of tax issues with respect to the Company's Dunkirk facility.

      INTEREST CHARGES remained fairly constant for the years 1995 through 1997. However, dividends on preferred stock decreased by $0.9 million and $1.3 million in 1997 and 1996, respectively. Dividends on preferred stock decreased in 1997 primarily due to a reduction in preferred stock outstanding through sinking fund redemptions and decreased in 1996 primarily due to a decrease in the cost of variable rate issues. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, changed to 7.81% and 7.04%, respectively, in 1997 from 7.71% and 7.09%, respectively, in 1996 and from 7.77% and 7.19%, respectively, in 1995.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL POSITION. The Company's capital structure at December 31, 1997 was 52.8% long-term debt, 7.8% preferred stock and 39.4% common equity, as compared to 53.1%, 7.9% and 39.0% respectively, at December 31, 1996. The culmination of the termination, restatement or amendment of IPP contracts will significantly increase the leverage of the Company to nearly 65% at the time of closing. Through the anticipated increased operating cash flow resulting from the MRA and PowerChoice agreement, the planned rapid repayment of debt should deleverage the Company over time. Book value of the common stock was $18.03 per share at December 31, 1997, as compared to $17.91 per share at December 31, 1996. With the issuance of equity at below book value to the IPP Parties as part of the MRA, book value per share will be diluted. In addition, earnings per share will be diluted by the effect of the issuance to the IPP Parties of approximately 42.9 million shares of the Company's common stock.

      The Company's EBITDA for 1997 was approximately $897 million, and upon implementation of the MRA and PowerChoice is expected to increase to approximately $1,300 million to $1,500 million per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service which would increase significantly upon consummation of the MRA. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

      The 1997 ratio of earnings to fixed charges was 1.39 times. The ratios of earnings to fixed charges for 1996 and 1995 were 1.57 times and 2.29 times, respectively. The change in the ratio was primarily due to changes in earnings during the period. Assuming the MRA is implemented, the ratio of earnings to fixed charges will substantially decrease in the future, since the MRA and PowerChoice agreement will have the effect of substantially depressing earnings during its five-year term, while at the same time substantially improving operating cash flows. The primary objective of the MRA is to convert a large and growing off-balance sheet payment obligation that threatens the financial viability of the Company into a fixed and manageable capital obligation.

      COMMON STOCK DIVIDEND. The Board of Directors omitted the common stock dividend beginning the first quarter of 1996. This action was taken to help stabilize the Company's financial condition and provide flexibility as the Company addresses growing pressure from mandated power purchases and weaker sales and is the primary reason for the increase in the cash balance. In making future dividend decisions, the Board of Directors will evaluate, along with standard business considerations, the financial condition of the Company, the closing of the MRA and implementation of PowerChoice, or the failure to implement such actions, contractual restrictions that might be entered into in conjunction with financing the MRA, the degree of competitive pressure on its prices, the level of available cash flow and retained earnings and other strategic considerations. The Company expects to dedicate a substantial portion of its future expected positive cash flow to reduce the leverage created in connection with the implementation of the MRA. The PowerChoice agreement establishes limits to the annual amount of common and preferred stock dividends that can be paid by the regulated business. The limit is based upon the amount of net income each year, plus a specified amount ranging from $50 million in 1998 to $100 million in 2000. The dividend limitation is subject to review after the term of the PowerChoice agreement. Furthermore, the Company forecasts that earnings for the five-year term of the PowerChoice agreement will be substantially depressed, as non-cash amortization of the MRA regulatory asset is occurring and the interest costs on the IPP debt is the greatest. See "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement."

      CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS. The Company's total capital requirements consist of amounts for the Company's construction program (see Item 8. Financial Statements and Supplementary Data - "Note 9. Commitments and Contingencies - Construction Program,"). The January 1998 ice storm damage restoration costs may further add to these requirements (see Item
8. Financial Statements and Supplementary Data - "Note 13. Subsequent Event"), nuclear decommissioning funding requirements (See Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Nuclear Plant Decommissioning" and - "NRC Policy Statement and Proposal"), working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as well as requirements to complete the MRA and accomplish the restructuring contemplated by the PowerChoice agreement. Annual expenditures for the years 1995 to 1997 for construction and nuclear fuel, including related AFC and overheads capitalized, were $345.8 million, $352.1 million and $290.8 million, respectively, and are budgeted to be approximately $358 million for 1998 and to range from $279 - $352 million for each of the subsequent four years. These estimates include construction expenditures for non-nuclear generation of $20 million to $38 million per year.

      In addition to the assumed cost of the MRA requirements, as described below, mandatory debt and preferred stock retirements are expected to add approximately another $77 million to the 1998 estimate of capital requirements. The estimate of construction additions included in capital requirements for the period 1998 to 2002 will be reviewed by management to give effect to the storm restoration costs and the overall objective of further reducing construction spending where possible. See discussion in "Liquidity and Capital Resources" section below, which describes how management intends to meet its financing needs for this five-year period.

      Under the MRA, the Company will pay an aggregate of $3,616 million in cash. The Company expects to issue senior unsecured debt to fund this requirement, which is expected to consist of both debt issued through a public market offering and debt issues to banks which would serve to replace its existing $804 million senior debt facility, discussed below. The Company's preferred shareholders gave the Company approval to increase the amount of unsecured debt the Company may issue by $5 billion. Previously, the Company was able to issue $700 million under the restrictions of its amended Certificate of Incorporation. This authorization will enable the issuance of unsecured debt to consummate the MRA. In addition, the Company believes that the ability to use unsecured indebtedness will increase its flexibility in planning and financing its business activities.

      LIQUIDITY AND CAPITAL RESOURCES.   External financing plans
are subject to periodic revision as underlying assumptions are changed to reflect developments, market conditions and, most importantly, conclusion of the MRA and implementation of PowerChoice. The ultimate level of financing during the period 1998 through 2002 will be affected by, among other things: the timing and outcome of the MRA and the cash tax benefits anticipated because the MRA is expected to result in a net operating loss for 1998 income tax purposes; the implementation of the PowerChoice agreement, levels of common dividend payments, if any, and preferred dividend payments; the results of the auction of the Company's fossil and hydro assets; the Company's competitive position and the extent to which competition penetrates the Company's markets; uncertain energy demand due to the weather and economic conditions; and the effects of the ice storm that struck a portion of the Company's service territory in early 1998. The proceeds of the sale of the fossil and hydro assets will be subject to the terms of the Company's mortgage indenture and the note indenture that will be entered into in connection with the MRA debt financing. The Company could also be affected by the outcome of the NRC's consideration of new rules for adequate financial assurance of nuclear decommissioning obligations. (See Item 8. Notes to Consolidated Financial Statements - "Note 3. Nuclear Operations - NRC Policy Statement and Proposal" and "Note 13. Subsequent Event").

      The Company has an $804 million senior debt facility with a bank group, consisting of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA. The interest rate applicable to the senior debt facility is variable based on certain rate options available under the agreement and currently approximates 7.7% (but is capped at 15%). As of December 31, 1997, the amount outstanding under the senior debt facility was $529 million, consisting of $105 million under the term loan facility and a $424 million letter of credit, leaving the Company with $275 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination if the Company separates its fossil/hydro generation business from its transmission and distribution business, or any other significant restructuring plan). The Company is currently negotiating with the lenders to replace the senior debt facility with a larger facility to finance a portion of the MRA.

      This facility is collateralized by first mortgage bonds which were issued on the basis of additional property under the earnings test required under the mortgage trust indenture ("First Mortgage Bonds"). As of December 31, 1997, the Company could issue an additional $1,396 million aggregate principal amount of First Mortgage Bonds under the Company's mortgage trust indenture. This amount is based upon retired bonds without regard to an interest coverage test. The Company is presently precluded from issuing First Mortgage Bonds based on additional property.

      Although no assurance can be provided, the Company believes that the closing of the MRA and implementation of PowerChoice will result in substantially depressed earnings during its five-year term, but will substantially improve operating cash flows. There is risk throughout the electric industry that credit ratings could decline if the issue of stranded cost recovery is not satisfactorily resolved. In the event the MRA is not closed, and comparable solutions are not available, the Company will undertake other actions necessary to act in the best interests of stockholders and other constituencies.

      Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in the Company showing a working capital deficit. This has not been the case in the last two years as the Company's cash balance has increased, reflecting suspension of the common stock dividend in 1996. Working capital deficits may also be a result of the seasonal nature of the Company's operations as well as timing differences between the collection of customer receivables and the payment of fuel and purchased power costs. The Company believes it has sufficient borrowing capacity to fund deficits as necessary in the near term. However, the Company's borrowing capacity to fund such deficits may be affected by the factors discussed above relating to the Company's external financial plans.

      Since 1995, past-due accounts receivable have increased significantly. A number of factors have contributed to the increase, including rising prices (particularly to residential customers). Rising prices have been driven by increased payments to IPPs and high taxes and have been passed on in customers' bills. The stagnant economy in the Company's service territory since the early 1990's has adversely affected collection of past-due accounts. Also, laws, regulations and regulatory policies impose more stringent collection limitations on the Company than those imposed on business in general; for example, the Company faces more stringent requirements to terminate service during the winter heating season. The increase in the allowance for doubtful accounts was attributable to the reassessment of the collection risk associated with residential accounts receivable and arrears. The Company has implemented a number of collection initiatives that are expected to result in lower arrears levels and potentially lower the allowance for doubtful accounts. The Company has and will continue to implement a variety of strategies to improve its collection of past due accounts and reduce its bad debt expense.

      The information gathered in developing these strategies enabled management to update its risk assessment of the accounts receivable portfolio. Based on this assessment, management determined that the level of risk associated primarily with the older accounts had increased and the historical loss experience no longer applied. Accordingly, the Company determined that a significant portion of the past-due accounts receivable (principally of residential customers) might be uncollectible, and had written-off a substantial number of these accounts as well as increased its allowance for doubtful accounts in 1996. In 1997 and 1996, the Company charged $46.5 million and $127.6 million, respectively to bad debt expense. The allowance for doubtful accounts is based on assumptions and judgments as to the effectiveness of collection efforts. Future results with respect to collecting the past-due receivables may prove to be different from those anticipated. Although the Company has experienced a level of improvement in collection efforts, future results are necessarily dependent upon the following factors, including, among other things, the effectiveness of the strategies discussed above, the support of regulators and legislators to allow utilities to move towards commercial collection practices and improvement in the condition of the economy in the Company's service territory. The Company has been pursuing PowerChoice to address high prices that are the result of traditional price regulation, but the introduction of competition requires that policies and practices that were central to traditional regulation, including those involving collections, be changed so as not to jeopardize the benefits of competition.

      NET CASH PROVIDED BY OPERATING ACTIVITIES decreased $162.8 million in 1997 primarily due to a decrease of $105.9 million in the amount of accounts receivable sold under the accounts receivable sales program (which the Company has budgeted to restore in 1998) partially offset by an increase in deferred taxes of $53.9 million.

      NET CASH USED IN INVESTING ACTIVITIES increased $62.4 million in 1997 primarily as a result of an increase in other cash investments of $116.1 million offset by a decrease in the acquisition of utility plant of $62.9 million.

      NET CASH USED IN FINANCING ACTIVITIES decreased $106.1 million, primarily due to a net reduction of $94.7 million in the payments on long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.    FINANCIAL STATEMENTS

      Report of Management
      Report of Independent Accountants
      Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1997.
      Consolidated Balance Sheets at December 31, 1997 and 1996. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.
      Notes to Consolidated Financial Statements.

REPORT OF MANAGEMENT

      The consolidated financial statements of the Company and its subsidiaries were prepared by and are the responsibility of management. Financial information contained elsewhere in this Annual Report is consistent with that in the financial statements.

      To meet its responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls, which is designed to provide reasonable assurance, on a cost effective basis, as to the integrity, objectivity and reliability of the financial records and protection of assets. This system includes communication through written policies and procedures, an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program. In addition, the Company has a Corporate Policy Register and a Code of Business Conduct (the "Code") that supply employees with a framework describing and defining the Company's overall approach to business and require all employees to maintain the highest level of ethical standards as well as requiring all management employees to formally affirm their compliance with the Code.

      The financial statements have been audited by Price Waterhouse LLP, the Company's independent accountants, in accordance with GAAP. In planning and performing its audit, Price Waterhouse LLP considered the Company's internal control structure in order to determine auditing procedures for the purpose of expressing an opinion on the financial statements, and not to provide assurance on the internal control structure. The independent accountants' audit does not limit in any way management's responsibility for the fair presentation of the financial statements and all other information, whether audited or unaudited, in this Annual Report. The Audit Committee of the Board of Directors, consisting of five outside directors who are not employees, meets regularly with management, internal auditors and Price Waterhouse LLP to review and discuss internal accounting controls, audit examinations and financial reporting matters. Price Waterhouse LLP and the Company's internal auditors have free access to meet individually with the Audit Committee at any time, without management being present.




/s/ William E. Davis
William E. Davis
Chairman of the Board and
Chief Executive Officer
Niagara Mohawk Power Corporation

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Niagara Mohawk Power Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company believes that it continues to meet the requirements for application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71") for its nuclear generation, electric transmission and distribution and gas businesses. In the event that the Company is unable to complete the termination, restatement or amendment of independent power producer contracts and implement PowerChoice, this conclusion could change in 1998 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations.

As discussed in Note 2, the Company discontinued application of SFAS No. 71 for its non-nuclear generation business in 1996.



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Syracuse, New York
March 26, 1998

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   In thousands of dollars
 For the year ended
    December 31,               1997          1996          1995
-----------------------------------------------------------------
Operating revenues:
Electric                    $3,309,441    $3,308,979   $3,335,548

Gas                            656,963       681,674      581,790
-----------------------------------------------------------------
                             3,966,404     3,990,653    3,917,338
-----------------------------------------------------------------
Operating expenses:

Fuel for electric
generation                     179,455       181,486      165,929

Electricity purchased        1,236,108     1,182,892    1,137,937

Gas purchased                  345,610       370,040      276,232

Other operation and
maintenance expenses           835,282       928,224      817,897

Depreciation and
amortization (Note 1)          339,641       329,827      317,831

Other taxes                    471,469       475,846      517,478
-----------------------------------------------------------------
                             3,407,565     3,468,315    3,233,304
-----------------------------------------------------------------


Operating income               558,839       522,338      684,034
-----------------------------------------------------------------
Other Income and
(Deductions):

PowerChoice charge (Note 2)   (190,000)         -            -

Other income (Note 1)           24,997        35,943        3,069
-----------------------------------------------------------------
                              (165,003)       35,943        3,069
-----------------------------------------------------------------
Income before interest
charges                        393,836       558,281      687,103
-----------------------------------------------------------------
Interest charges (Note 1)      273,906       278,033      279,674
-----------------------------------------------------------------
Income before federal and
foreign income taxes           119,930       280,248      407,429

Federal and foreign income
taxes (Note 7)                  60,095       102,494      159,393
-----------------------------------------------------------------
Income before extraordinary
item                            59,835       177,754      248,036

Extraordinary item for the
discontinuance of regulatory
accounting principles, net of
income taxes of $36,273 in
1996 (Note 2)                     -          (67,364)        -
-----------------------------------------------------------------
Net income                      59,835       110,390      248,036

Dividends on preferred stock    37,397        38,281       39,596
-----------------------------------------------------------------
Balance available for
common stock                    22,438        72,109      208,440

Dividends on common stock         -             -         161,650
-----------------------------------------------------------------
                                22,438        72,109       46,790
Retained earnings at
beginning of year              657,482       585,373      538,583
-----------------------------------------------------------------
Retained earnings at
end of year                 $  679,920    $  657,482   $  585,373
=================================================================


Average number of shares
of common stock outstanding
(in thousands)                 144,404       144,350      144,329

Basic and diluted earnings
per average share of common
stock before extraordinary
item                        $     0.16    $     0.97   $     1.44

Extraordinary item          $     -       $    (0.47)  $     -
-----------------------------------------------------------------
Basic and diluted earnings
per average share of
common stock                $     0.16    $     0.50   $     1.44

Dividends on common stock
paid per share              $     -       $     -      $     1.12
=================================================================

() Denotes deduction

The accompanying notes are an integral part of these financial statements



NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1997             1996
---------------------------------------------------------
ASSETS

Utility plant (Note 1):
Electric plant               $ 8,752,865      $ 8,611,419
Nuclear Fuel                     577,409          573,041
Gas plant                      1,131,541        1,082,298
Common plant                     319,409          292,591
Construction work in progress    294,650          279,992
---------------------------------------------------------
   Total utility plant        11,075,874       10,839,341

Less:  Accumulated
depreciation and
amortization                   4,207,830        3,881,726
---------------------------------------------------------
   Net utility plant           6,868,044        6,957,615
---------------------------------------------------------
Other property and
investments                      371,709          257,145
---------------------------------------------------------
Current assets:

Cash, including temporary
cash investments of $315,708
and $223,829, respectively       378,232          325,398

Accounts receivable (less
allowance for doubtful accounts
of $62,500 and $52,100,
respectively) (Notes 1 and 9)    492,244          373,305




Materials and supplies, at
average cost:

  Coal and oil for production
  of electricity                  27,642           20,788

  Gas storage                     39,447           43,431

  Other                          118,308          120,914

Prepaid taxes                     15,518           11,976

Other                             20,309           25,329
---------------------------------------------------------
                               1,091,700          921,141
---------------------------------------------------------
Regulatory assets (Note 2):

Regulatory tax asset             399,119          416,599

Deferred finance charges         239,880          239,880

Deferred environmental
restoration costs (Note 9)       220,000          225,000

Unamortized debt expense          57,312           65,993

Postretirement benefits other
than pensions                     56,464           60,482

Other                            204,049          206,352
---------------------------------------------------------
                               1,176,824        1,214,306
---------------------------------------------------------
Other assets                      75,864           77,428
---------------------------------------------------------
                              $9,584,141       $9,427,635
=========================================================

The accompanying notes are an integral part of these financial statements



NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                               In thousands of dollars

          At December 31,        1997             1996
---------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Capitalization (Note 5):

Common stockholders' equity:
  Common stock, issued
  144,419,351 and 144,365,214
  shares, respectively       $   144,419      $   144,365

  Capital stock premium
  and expense                  1,779,688        1,783,725

  Retained earnings              679,920          657,482
---------------------------------------------------------
                               2,604,027        2,585,572

Non-redeemable preferred stock   440,000          440,000

Mandatorily redeemable
preferred stock                   76,610           86,730

Long-term debt                 3,417,381        3,477,879
---------------------------------------------------------
   Total capitalization        6,538,018        6,590,181
---------------------------------------------------------


Current liabilities:

Long-term debt due within
one year (Note 5)                 67,095           48,084

Sinking fund requirements on
redeemable preferred stock
(Note 5)                          10,120            8,870

Accounts payable                 263,095          271,830

Payable on outstanding bank
checks                            23,720           32,008

Customers' deposits               18,372           15,505

Accrued taxes                      9,005            4,216

Accrued interest                  62,643           63,252

Accrued vacation pay              36,532           36,436

Other                             64,756           52,455
---------------------------------------------------------
                                 555,338          532,656
---------------------------------------------------------


Regulatory liabilities (Note 2):

Deferred finance charges         239,880          239,880
---------------------------------------------------------
Other liabilities:

Accumulated deferred income
taxes (Notes 1 and 7)          1,320,532        1,357,518

Employee pension and other
benefits (Note 8)                240,211          238,688

Deferred pension settlement
gain                              12,438           19,269

Unbilled revenues (Note 1)        43,281           49,881

Other                            414,443          174,562
---------------------------------------------------------
                               2,030,905        1,839,918
---------------------------------------------------------
Commitments and contingencies (Notes 2 and 9):

Liability for environmental
restoration                      220,000          225,000
---------------------------------------------------------
                              $9,584,141       $9,427,635
=========================================================

The accompanying notes are an integral part of these financial statements



(CAPTION>

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

  INCREASE (DECREASE) IN CASH
                                      In thousands of dollars

 For the year ended December 31,   1997        1996        1995
-----------------------------------------------------------------
Cash flows from operating activities:

  Net income                    $  59,835   $ 110,390  $ 248,036
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
  Extraordinary item for the
   discontinuance of regulatory
   accounting principles, net of
   income taxes                      -         67,364       -
  PowerChoice charge              190,000        -          -
  Depreciation and amortization   339,641     329,827    317,831
  Electric margin recoverable        -           -        58,588
  Amortization of nuclear fuel     25,241      38,077     34,295
  Provision for deferred income
   taxes                          (19,506)     (6,870)   114,917
  Gain on sale of subsidiary         -        (15,025)   (11,257)
  Unbilled revenues                (6,600)     21,471    (71,258)
  Net accounts receivable        (118,939)    121,198     56,748
  Materials and supplies           (1,306)      2,265     13,663
  Accounts payable and accrued
   expenses                       (11,175)      8,224    (47,048)
  Accrued interest and taxes        4,180     (11,750)   (35,440)
  Changes in other assets and
   liabilities                     76,204      35,231     20,930
-----------------------------------------------------------------
     Net cash provided by
      operating activities        537,575     700,402    700,005
-----------------------------------------------------------------


Cash flows from investing activities:

  Construction additions         (286,389)   (296,689)  (332,443)
  Nuclear fuel                     (4,368)    (55,360)   (13,361)
  Less:  Allowance for other
   funds used during construction   5,310       3,665      1,063
-----------------------------------------------------------------
  Acquisition of utility plant   (285,447)   (348,384)  (344,741)
  Decrease in materials and
  Materials and supplies related
   ton construction                 1,042       8,362      3,346
  Accounts payable and accrued
   expenses related to
   construction                    (2,794)      2,056     (7,112)
  Other investments              (115,533)        541   (115,818)
  Proceeds from sale of sub-
   sidiary (net of cash sold)        -         14,600    161,087
  Other                             8,761      (8,786)    26,234
-----------------------------------------------------------------
    Net cash used in investing
     activities                  (393,971)   (331,611)  (277,004)
-----------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from long-term debt       -         105,000   346,000
  Redemption of preferred stock    (8,870)     (10,400)  (10,950)
  Reductions of long-term debt    (44,600)    (244,341)  (73,415)
  Net change in short-term debt      -            -     (416,750)
  Dividends paid                  (37,397)     (38,281) (201,246)
  Other                                97       (8,846)   (7,495)
-----------------------------------------------------------------
    Net cash used in financing
     activities                   (90,770)    (196,868) (363,856)
-----------------------------------------------------------------
Net increase in cash               52,834      171,923    59,145

Cash at beginning of year         325,398      153,475    94,330
-----------------------------------------------------------------
Cash at end of year             $ 378,232    $ 325,398 $ 153,475
=================================================================


Supplemental disclosures of cash flow information:

  Cash paid during the year for:

    Interest                    $ 279,957    $ 286,497 $ 290,352
    Income taxes                $  82,331    $  95,632 $  47,378
=================================================================


The accompanying notes are an integral part of these financial statements


Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology which establishes prices based on the Company's cost. The Company's accounting policies conform to GAAP, including the accounting principles for rate-regulated entities with respect to the Company's nuclear, transmission, distribution and gas operations (regulated business), and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities. The Company discontinued the application of regulatory accounting principles to its fossil and hydro generation operations in 1996 (see Note 2). In order to be in conformity with GAAP, management is required to use estimates in the preparation of the Company's financial statements.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the Company and its wholly-owned subsidiaries.
Intercompany balances and transactions have been eliminated.

      UTILITY PLANT: The cost of additions to utility plant and replacements of retirement units of property are capitalized. Cost includes direct material, labor, overhead and AFC. Replacement of minor items of utility plant and the cost of current repairs and maintenance is charged to expense. Whenever utility plant is retired, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation. The discontinuation of SFAS No. 71 did not affect the carrying value of the Company's utility plant.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Company capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction for its regulated business. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect during 1997 was 9.28%. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the "Interest charges" and the "Other income" sections, respectively, of the Consolidated Statements of Income. The amount of AFC credits recorded in each of the three years ended December 31, in thousands of dollars, was as follows:

                     1997          1996          1995
                     ----          ----          ----

Other income        $5,310        $3,665        $1,063
Interest charges     4,396         3,690         7,987

      As a result of the discontinued application of SFAS No. 71 to the fossil and hydro operations, the Company capitalizes interest cost associated with the construction of fossil/hydro assets.

      DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATING PLANT DECOMMISSIONING COSTS: For accounting and regulatory purposes, depreciation is computed on the straight-line basis using the license lives for nuclear and hydro classes of depreciable property and the average service lives for all other classes. The percentage relationship between the total provision for depreciation and average depreciable property was approximately 3% for the years 1995 through 1997. The Company performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates when necessary.

      Estimated decommissioning costs (costs to remove a nuclear plant from service in the future) for the Company's Unit 1 and its share of Unit 2 are being accrued over the service lives of the units, recovered in rates through an annual allowance and currently charged to operations through depreciation. The Company expects to commence decommissioning of both units shortly after cessation of operations at Unit 2 (currently planned for 2026), using a method which removes or decontaminates the Units components promptly at that time. See Note 3 - "Nuclear Plant Decommissioning."

      The FASB issued an exposure draft in February 1996 entitled "Accounting for Certain Liabilities Related to Closure or Removal Costs of Long-Lived Assets." The scope of the project includes certain plant decommissioning costs, including those for fossil, hydro and nuclear plants. If approved, a liability would be recognized, with a corresponding plant asset, whenever a legal or constructive obligation exists to perform dismantlement or removal activities. The Company currently recognizes the liability for nuclear decommissioning over the service life of the plant as an increase to accumulated depreciation and does not recognize the closure or removal obligation associated with its fossil and hydro plants. The Company's PowerChoice agreement provides for the recovery of nuclear decommissioning costs. As discussed in Note 2, the Company intends to sell its fossil and hydro generating assets through an auction process. To the extent the assets are sold, the effect of this exposure draft on the Company should be mitigated. However, the Company cannot predict the results of the auction.
The adoption of the proposed standard is not expected to impact the cash flow from these assets. The FASB continues to discuss the issues addressed in the exposure draft, as well as the timing of its implementation.

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

      REVENUES: Revenues are based on cycle billings rendered to certain customers monthly and others bi-monthly for energy consumed and not billed at the end of the fiscal year. At December 31, 1997 and 1996, approximately $8.6 million and $11.1 million, respectively, of unbilled electric revenues remained unrecognized in results of operations, are included in "Other liabilities." Under the Company's PowerChoice agreement, the amount of unrecognized electric unbilled revenue as of the PowerChoice implementation date will be netted against certain other regulatory assets and liabilities. Thereafter, changes in electric unbilled revenues will no longer be deferred. In 1995, the Company used $71.5 million of electric unbilled revenues to reduce the 1995 revenue requirement. At December 31, 1997 and 1996, $34.7 million and $38.8 million, respectively, of unbilled gas revenues remain unrecognized in results of operations and may be used to reduce future gas revenue requirements. The unbilled revenues included in accounts receivable at December 31, 1997 and 1996, were $211.9 million and $218.5 million, respectively.

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

      The Company's electric FAC provides for partial pass-through of fuel and purchased power cost fluctuations from amounts forecast, with the Company absorbing a portion of increases or retaining a portion of decreases up to a maximum of $15 million per rate year. Thereafter, 100% of the fluctuation is passed on to ratepayers. The Company also shares with ratepayers fluctuations from amounts forecast for net resale margin and transmission benefits, with the Company retaining/absorbing 40% and passing 60% through to ratepayers. The amounts retained or absorbed in 1995 through 1997 were not material. Under the PowerChoice agreement, the FAC will be discontinued.

      In December 1996, the Company, Multiple Intervenors and the PSC staff reached a three year gas settlement that was conditionally approved by the PSC. The agreement eliminated the gas adjustment clause and established a gas commodity cost adjustment clause ("CCAC"). The Company's gas CCAC provides for the collection or passback of certain increases or decreases from the base commodity cost of gas. The maximum annual risk or benefit to the Company is $2.25 million. All savings and excess costs beyond that amount will flow to ratepayers. For a discussion of the ratemaking associated with non-commodity gas costs, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other Federal and State Regulatory Initiatives - Multi-Year Gas Rate Settlement Agreement."

      FEDERAL INCOME TAXES: As directed by the PSC, the Company defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized over the useful life of the underlying property.

      STATEMENT OF CASH FLOWS: The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents.

      EARNINGS PER SHARE: Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. The number of options outstanding at December 31, 1997, 1996 and 1995 that could potentially dilute basic EPS, (but are considered antidilutive for each period because the options exercise price was greater than the average market price of common shares), is immaterial. Therefore, the calculation of both basic and dilutive EPS are the same for each period.

      RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1997 presentation.

      COMPREHENSIVE INCOME: In June 1997, FASB issued SFAS No. 130. SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt SFAS No. 130 on January 1, 1998. The Company does not expect that adoption of SFAS No. 130 will have a significant impact on its reporting and disclosure requirements.

      SEGMENT DISCLOSURES:  Also in June 1997, FASB issued SFAS No.
131. SFAS No. 131 establishes standards for additional disclosure about operating segments for interim and annual financial statements. More specifically, it requires financial information to be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also requires related disclosures about product and services, geographic areas and major customers. The Company will be required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998. The Company does not expect that the adoption of SFAS No. 131 will have a significant impact on its reporting and disclosure requirements.

      PENSION AND OTHER POSTRETIREMENT BENEFITS: In February 1998, FASB issued SFAS No. 132. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets. The Company will be required to adopt SFAS No. 132 for the fiscal year ending December 31, 1998. The Company does not expect the adoption of SFAS No. 132 will have a significant impact on its reporting and disclosure requirements.

NOTE 2.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

      The Company's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, these principles permit a public utility, regulated on a cost-of-service basis, to defer certain costs which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $937 million, net of approximately $240 million of regulatory liabilities at December 31, 1997. These regulatory assets are probable of recovery. The portion of the $937 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $810 million, which is net of approximately $240 million of regulatory liabilities. Regulatory assets allocated to the rate-regulated gas distribution business are $127 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

      The Company concluded as of December 31, 1996 that the termination, restatement or amendment of IPP contracts and implementation of PowerChoice was the probable outcome of negotiations that had taken place since the PowerChoice announcement. Under PowerChoice, the separated non-nuclear generation business would no longer be rate-regulated on a cost-of-service basis and, accordingly, regulatory assets related to the non-nuclear power generation business, amounting to approximately $103.6 million ($67.4 million after tax or 47 cents per share) was charged against 1996 income as an extraordinary non-cash charge.

      The PSC in its written order issued March 20, 1998 approving PowerChoice, determined to limit the estimated value of the MRA regulatory asset that can be recovered from customers to approximately $4,000 million. The ultimate amount of the regulatory asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC in determining the recoverable amount of such asset, valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA regulatory asset has been estimated at $190 million (85 cents per share) which has been charged to 1997 earnings. The charge to expense was determined as the difference between $8 per share and the Company's closing common stock price on March 26, 1998 of $12 7/16 per share, multiplied by 42.9 million shares. Any variance from the estimate used in determining the charge to expense in 1997, including changes to the common stock price at closing, will be reflected in results of operations in 1998.

      Under PowerChoice, the Company's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company's IPP contracts, including those restructured under the MRA and those not so restructured will continue to be the obligations of the regulated business.

      SFAS No. 71 does not require the Company to earn a return on the regulatory assets in assessing its applicability. The Company believes that the prices it will charge for electric service over 10 years, including the CTC, assuming no reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and the Company's ability to pay dividends. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

      The EITF of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. As discussed previously, the Company discontinued the application of SFAS No. 71 and applied SFAS No. 101 with respect to the fossil and hydro generation business at December 31, 1996, in a manner consistent with the EITF consensus.

      With the implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, the Company would be able to recover such loss through the CTC. The PowerChoice agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at December 31, 1997.

      As described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement," the conclusion of the termination, restatement or amendment of IPP contracts, and closing of the financing necessary to implement such termination, restatement or amendment, as well as implementation of PowerChoice, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it is likely that application of SFAS No. 71 would be discontinued. The resulting non-cash after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and electric transmission and distribution businesses as of December 31, 1997, would be approximately $526.5 million or $3.65 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends and certain types of transfers of assets could be adversely impacted by any such write-downs.

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

      DEFERRED FINANCE CHARGES represent the deferral of the discontinued portion of AFC related to CWIP at Unit 2 which was included in rate base. In 1985, pursuant to PSC authorization, the Company discontinued accruing AFC on CWIP for which a cash return was being allowed. This amount, which was accumulated in deferred debit and credit accounts up to the commercial operation date of Unit 2, awaits future disposition by the PSC. A portion of the deferred credit could be utilized to reduce future revenue requirements over a period shorter than the life of Unit 2, with a like amount of deferred debit amortized and recovered in rates over the remaining life of Unit 2. PowerChoice provides for netting, and thereby elimination of the debit and credit balances of deferred finance charges.

      DEFERRED ENVIRONMENTAL RESTORATION COSTS represent the Company's share of the estimated costs to investigate and perform certain remediation activities at both Company-owned sites and non-owned sites with which it may be associated. The Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. PowerChoice and the Company's gas settlement provide for the recovery of these costs over the settlement periods. The Company believes future costs, beyond the settlement periods, will continue to be recovered in rates. See Note 9 - "Environmental Contingencies."

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

      Substantially all of the Company's regulatory assets described above are being amortized to expense and recovered in rates over periods approved in the Company's electric and gas rate cases, respectively.

NOTE 3.  NUCLEAR OPERATIONS

      NUCLEAR PLANT DECOMMISSIONING: The Company's site specific cost estimates for decommissioning Unit 1 and its ownership interest in Unit 2 at December 31, 1997 are as follows:

                                  Unit 1          Unit 2
                                  ------          ------

Site Study (year)                  1995            1995
End of Plant Life (year)           2009            2026
Radioactive Dismantlement
 to Begin (year)                   2026            2028
Method of Decommissioning         Delayed        Immediate
                               Dismantlement    Dismantlement

Cost of Decommissioning
 (in January 1998 dollars)         In millions of dollars

   Radioactive Components           $481            $201
   Non-radioactive Components        117              48
   Fuel Dry Storage/Continuing
    Care                              78              43
                                    ----            ----
                                    $676            $292
                                    ====            ====

      The Company estimates that by the time decommissioning is completed, the above costs will ultimately amount to $1.7 billion and $.9 billion for Unit 1 and Unit 2, respectively, using approximately 3.5% as an annual inflation factor.

      In addition to the costs mentioned above, the Company expects to incur post-shutdown costs for plant rampdown, insurance and property taxes. In 1998 dollars, these costs are expected to amount to $119 million and $63 million for Unit 1 and the Company's share of Unit 2, respectively. The amounts will escalate to $210 million and $190 million for Unit 1 and the Company's share of Unit 2, respectively, by the time decommissioning is completed. In 1997, the Company made adjustments to the cash flow assumptions at Unit 1 for fuel dry storage, radioactive cost components, property tax and insurance, to more accurately reflect the estimated cost of each cost component. The revisions reduced the total cost estimate by approximately $10 million (in 1998 dollars).

      NRC regulations require owners of nuclear power plants to place funds into an external trust to provide for the cost of decommissioning radioactive portions of nuclear facilities and establish minimum amounts that must be available in such a trust at the time of decommissioning. The annual allowance for Unit 1 and the Company's share of Unit 2 was approximately $23.7 million, for each of the three years ended December 31, 1997. The amount was based upon the 1993 NRC minimum decommissioning cost requirements of $437 million and $198 million (in 1998 dollars) for Unit 1 and the Company's share of Unit 2, respectively. In Opinion No. 95-21, the Company was authorized, until the PSC orders otherwise, to continue to fund to the NRC minimum requirements. PowerChoice permits rate recovery for all radioactive and non-radioactive cost components for both units, including post-shutdown costs, based upon the amounts estimated in the 1995 site specific studies described above, which are higher than the NRC minimum. There is no assurance that the decommissioning allowance recovered in rates will ultimately aggregate a sufficient amount to decommission the units. The Company believes that if decommissioning costs are higher than currently estimated, the costs would ultimately be included in the rate process.

      Decommissioning costs recovered in rates are reflected in "Accumulated depreciation and amortization" on the balance sheet and amount to $266.8 million and $217.7 million at December 31, 1997 and 1996, respectively for both units. Additionally at December 31, 1997, the fair value of funds accumulated in the Company's external trusts were $164.7 million for Unit 1 and $51.0 million for its share of Unit 2. The trusts are included in "Other property and investments." Earnings on the external trust aggregated $40.3 million through December 31, 1997 and, because the earnings are available to fund decommissioning, have also been included in "Accumulated depreciation and amortization." Amounts recovered for non-radioactive dismantlement are accumulated in an internal reserve fund which has an accumulated balance of $45.2 million at December 31, 1997.

      NRC POLICY STATEMENT AND PROPOSAL. The NRC issued a policy statement on the Restructuring and Economic Deregulation of the Electric Utility Industry (the "Policy Statement") in 1997. The Policy Statement addresses the NRC's concerns about the adequacy of decommissioning funds and about the potential impact on operational safety. Current NRC regulations allow a utility to set aside decommissioning funds annually over the estimated life of a plant. The Policy Statement declares the NRC will:

- Continue to conduct reviews of financial qualifications, decommissioning funding and antitrust requirements of nuclear power plants;
- Establish and maintain working relationships with state and federal rate regulators;
- Identify all nuclear power plant owners, indirect as well as direct; and
- Re-evaluate the adequacy of current regulations in light of economic and other changes resulting from rate deregulation.

In addition to the above Policy Statement, the NRC is proposing to amend its regulations on decommissioning funding to reflect conditions expected from deregulation of the electric power industry. The amended rule would:

- Revise the definition of an "electric utility" to reflect changes caused by restructuring within the industry.
- Define a "Federal licensee" as any licensee which has the full faith and credit backing of the United States government.
      Only such licensees could use statements of intent to meet decommissioning financial assurance requirements for power reactors.
- Require nuclear power plant licensees to report to the NRC on the status of their decommissioning funds at least once every three years and annually within five years of the planned end of operation. NRC's present rule contains no such requirement because State and Federal rate-regulating bodies actively monitor these funds. A deregulated nuclear utility would have no such monitoring.
- Permit nuclear licensees to take credit on earnings for prepaid decommissioning trust funds and external sinking funds from the time the funds are set aside through the end of the decommissioning period. The present rule does not permit such credit because it assumed that inflation and taxes would erode any investment return. NRC has decided, however, that this position is not borne out by historical performance of inflation-adjusted funds invested in U.S. Treasury instruments.

The Company is unable to predict the outcome of this matter.

      PSC STAFF'S TENTATIVE CONCLUSIONS ON THE FUTURE OF NUCLEAR
GENERATION: On August 27, 1997, the PSC requested comments on its staff's tentative conclusions about how nuclear generation and fossil generation should be treated after decisions are made on the individual electric restructuring agreements currently pending before the PSC. The PSC staff concluded that beyond the transition period (the period covered by the various New York utility restructuring agreements, including PowerChoice), nuclear generation should operate on a competitive basis. In addition, the PSC staff concluded that a sale of generation plants to third parties is the preferred means of determining the fair market value of generation plants and offers the greatest potential for the mitigation of stranded costs. The PSC staff also concluded that recovery of sunk costs, including post shutdown costs, would be subject to review by the PSC and this process should take into account mitigation measures taken by the utility, including the steps it has taken to encourage competition in its service area.

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

      The three investor-owned utilities, Rochester Gas and Electric Corporation, Consolidated Edison Company of New York, Inc. and the Company, which are currently pursuing formation of a nuclear operating company in New York State, also filed a response with the PSC in October 1997. The response stated that a forced divestiture of the nuclear plants would add uncertainty to developing a statewide approach to operating the plants and requested that such a forced divestiture proposal be rescinded. The response also stated that implementation of a consolidated six-unit operation would contribute to the mitigation of unrecovered nuclear costs. NYPA, which is also pursuing formation of the nuclear operating company, submitted its own comments which were similar to the comments of the three utilities.

      PowerChoice contemplates that the Company's nuclear plants will remain part of the Company's regulated business and that the Company will continue efforts to pursue a statewide solution such as the New York Nuclear Operating Company. The settlement stipulates that absent a statewide solution, the Company will file a detailed plan for analyzing proposed solutions for its nuclear assets, including the feasibility of an auction, transfer and/or divestiture within 24 months of PowerChoice approval. At December 31, 1997, the net book value of the Company's nuclear assets was approximately $1.5 billion, excluding the reserve for decommissioning.

      NUCLEAR LIABILITY INSURANCE: The Atomic Energy Act of 1954, as amended, requires the purchase of nuclear liability insurance from the Nuclear Insurance Pools in amounts as determined by the NRC. At the present time, the Company maintains the required $200 million of nuclear liability insurance.

      With respect to a nuclear incident at a licensed reactor, the statutory limit for the protection of the public under the Price-Anderson Amendments Act of 1988 which is in excess of the $200 million of nuclear liability insurance, is currently $8.2 billion without the 5% surcharge discussed below. This limit would be funded by assessments of up to $75.5 million for each of the 110 presently licensed nuclear reactors in the United States, payable at a rate not to exceed $10 million per reactor per year. Such assessments are subject to periodic inflation indexing and to a 5% surcharge if funds prove insufficient to pay claims. With the 5% surcharge included, the statutory limit is $8.6 billion.

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


      NUCLEAR PROPERTY INSURANCE: The Nine Mile Point Nuclear Site has $500 million primary nuclear property insurance with the Nuclear Insurance Pools (ANI/MRP). In addition, there is $2.25 billion in excess of the $500 million primary nuclear insurance with Nuclear Electric Insurance Limited ("NEIL"). The total nuclear property insurance is $2.75 billion. NEIL also provides insurance coverage against the extra expense incurred in purchasing replacement power during prolonged accidental outages. The insurance provides coverage for outages for 156 weeks, after a 21-week waiting period. NEIL insurance is subject to retrospective premium adjustment under which the Company could be assessed up to approximately $11.3 million per loss.

      LOW LEVEL RADIOACTIVE WASTE: The Company currently uses the Barnwell, South Carolina waste disposal facility for low level radioactive waste; however, continued access to Barnwell is not assured and the Company has implemented a low level radioactive waste management program so that Unit 1 and Unit 2 are prepared to properly handle interim on-site storage of low level radioactive waste for at least a 10 year period.

      Under the Federal Low Level Waste Policy Amendment Act of 1985, New York State was required by January 1, 1993 to have arranged for the disposal of all low level radioactive waste within the state or in the alternative, contracted for the disposal at a facility outside the state. To date, New York State has made no funding available to support siting for a disposal facility.

      NUCLEAR FUEL DISPOSAL COST: In January 1983, the Nuclear Waste Policy Act of 1982 (the "Nuclear Waste Act") established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of the Company's liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which the Company initially plans to ship irradiated fuel to an approved DOE disposal facility. As of December 31, 1997, the Company has recorded a liability of $114.3 million for the disposal of nuclear fuel irradiated prior to 1983. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010. However, in July 1996, the United States Circuit Court of Appeals for the District of Columbia ruled that the DOE must begin accepting spent fuel from the nuclear industry by January 31, 1998 even though a permanent storage site will not be ready by then. The DOE did not appeal this decision. On January 31, 1997, the Company joined a number of other utilities, states, state agencies and regulatory commissions in filing a suit in the U.S. Court of Appeals for the District of Columbia against the DOE. The suit requested the court to suspend the utilities payments into the Nuclear Waste Fund and to place future payments into an escrow account until the DOE fulfills its obligation to accept spent fuel. On June 3, 1997, the DOE notified utilities that it likely will not meet its January 31, 1998 deadline and that the delay was unavoidable pursuant to the terms of the standard contract with DOE for fuel disposal. DOE also indicated it was not obligated to provide a financial remedy for such unavoidable delay. On November 14, 1997 the United States Court of Appeals for the District of Columbia Circuit issued a writ of mandamus precluding DOE from excusing its own delay on the grounds that it has not yet prepared a permanent repository or interim storage facility. On December 11, 1997, 27 utilities, including the Company, petitioned the DOE to suspend their future payments to the Nuclear Waste Fund until the DOE begins moving fuel from their plant sites. The petition further sought permission to escrow payments to the waste fund beginning in February 1998. On January 12, 1998, the DOE denied the petition. The Company is unable to determine the final outcome of this matter.

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


NOTE 4.  JOINTLY-OWNED GENERATING FACILITIES

      The following table reflects the Company's share of jointly-owned generating facilities at December 31, 1997.  The Company is required to provide its respective share of financing for any additions to the facilities.  Power output and related expenses are shared based on proportionate ownership.  The Company's share of expenses associated with these facilities is included in the appropriate operating expenses in the Consolidated Statements of Income.
Under PowerChoice, the Company will divest all of its fossil and hydro generation assets with a net book value of $1.1 billion, including its interests in jointly-owned facilities.

                                                        In thousands of dollars
                                           -----------------------------------------------

                             Percent        Utility       Accumulated      Construction
                            Ownership        Plant        Depreciation    Work in Progress
------------------------------------------------------------------------------------------
Roseton Steam Station
   Units No. 1 and 2 (a)      25          $   96,110       $ 54,130          $  432
Oswego Steam Station
   Unit No. 6 (b)             76          $  270,316       $125,089          $   39
Nine Mile Point Nuclear
   Station Unit No. 2 (c)     41          $1,507,721       $327,006          $6,748
------------------------------------------------------------------------------------------

(a)   The remaining ownership interests are Central Hudson Gas and Electric Corporation
      ("Central Hudson"), the operator of the plant (35%), and Consolidated Edison Company of
      New York, Inc. (40%).  Output of Roseton Units No. 1 and 2, which have a capability of
      1,200,000 KW, is shared in the same proportions as the cotenants' respective ownership interests.

(b)   The Company is the operator.  The remaining ownership interest is Rochester Gas and
      Electric ("RG&E") (24%).  Output of Oswego Unit No. 6, which has a capability of 850,000
      KW, is shared in the same proportions as the cotenants' respective ownership interests.

(c)   The Company is the operator.  The remaining ownership interests are Long Island Lighting
      Company ("LILCO") (18%), New York State Electric & Gas Corporation ("NYSEG") (18%), RG&E
      (14%), and Central Hudson (9%).  Output of Unit 2, which has a capability of 1,143,000
      KW, is shared in the same proportions as the cotenants' respective ownership interests.
      In June 1997, LILCO and Long Island Power Authority ("LIPA") entered into an agreement, whereby, upon completion of certain transactions, LILCO's stock would be sold to LIPA.
      It is anticipated that LIPA would own LILCO's 18% ownership interest in Unit 2.  In July
      1997, the New York State Public Authorities Control Board unanimously approved the agreements related to the LIPA transaction, subject to certain conditions, and LILCO's stockholders subsequently approved this transaction.



NOTE 5. CAPITALIZATION
----------------------

CAPITAL STOCK

      The Company is authorized to issue 185,000,000 shares of
common stock, $1 par value; 3,400,000 shares of preferred stock,
$100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value.
The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1995, 1996 and
1997:
                                     COMMON STOCK
                                     $1 PAR VALUE
                              --------------------------
                                SHARES           AMOUNT*
--------------------------------------------------------
December 31, 1994:            144,311,466       $144,311

Issued                             20,657             21

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1995:            144,332,123        144,332

Issued                             33,091             33

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------


December 31, 1996:            144,365,214        144,365

Issued                             54,137             54

Redemptions

Foreign currency
 translation adjustment
--------------------------------------------------------
December 31, 1997:            144,419,351       $144,419
========================================================

* In thousands of dollars

                                   PREFERRED STOCK
                                    $100 PAR VALUE
                       ---------------------------------------
                         SHARES   NON-REDEEMABLE*  REDEEMABLE*
--------------------------------------------------------------
December 31, 1994:     2,376,000     $210,000      $27,600 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1995:     2,358,000     $210,000      $25,800 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1996:     2,340,000     $210,000      $24,000 (a)

Issued                     -            -              -

Redemptions              (18,000)       -           (1,800)

Foreign currency
 translation adjustment
--------------------------------------------------------------
December 31, 1997:     2,322,000     $210,000      $22,200 (a)
==============================================================

* In thousands of dollars

(a) Includes sinking fund requirements due within one year.


                                  PREFERRED STOCK
                                    $25 PAR VALUE
                      ---------------------------------------
                                                               CAPITAL STOCK
                                                                PREMIUM AND
                                                                  EXPENSE
                       SHARES     NON-REDEEMABLE* REDEEMABLE*      (NET)*
----------------------------------------------------------------------------
December 31, 1994:   12,774,005      $230,000   $89,350 (a)      $1,779,504

Issued                    -            -             -                  283

Redemptions            (366,000)       -          (9,150)             1,319

Foreign currency
 translation adjustment                                               3,141
----------------------------------------------------------------------------
December 31, 1995:   12,408,005     $230,000     $80,200 (a)     $1,784,247

Issued                    -            -             -                  214

Redemptions            (344,000)       -          (8,600)               (28)

Foreign currency
 translation adjustment                                                (708)
----------------------------------------------------------------------------



December 31, 1996:   12,064,005     $230,000     $71,600 (a)     $1,783,725

Issued                    -            -             -                  426

Redemptions            (282,801)       -          (7,070)               104

Foreign currency
 translation adjustment                                              (4,567)
----------------------------------------------------------------------------
December 31, 1997:   11,781,204     $230,000     $64,530 (a)     $1,779,688
============================================================================

* In thousands of dollars

(a) Includes sinking fund requirements due within one year.

The cumulative amount of foreign currency translation adjustment at December 31, 1997 was
$(15,448).


NON-REDEEMABLE PREFERRED STOCK (Optionally Redeemable)

  The Company had certain issues of preferred stock which provide for optional redemption at
December 31, as follows:

--------------------------------------------------------------
                          In thousands     Redemption price per
                           of dollars      share (Before adding
Series        Shares      1997     1996   accumulated dividends)
--------------------------------------------------------------

Preferred $100 par value:

3.40%        200,000    $20,000   $20,000       $103.50
3.60%        350,000     35,000    35,000        104.85
3.90%        240,000     24,000    24,000        106.00
4.10%        210,000     21,000    21,000        102.00
4.85%        250,000     25,000    25,000        102.00
5.25%        200,000     20,000    20,000        102.00
6.10%        250,000     25,000    25,000        101.00
7.72%        400,000     40,000    40,000        102.36

Preferred $25 par value:

9.50%       6,000,000   150,000   150,000         25.00 (a)



Adjustable Rate -

 Series A   1,200,000    30,000    30,000         25.00
 Series C   2,000,000    50,000    50,000         25.00
--------------------------------------------------------------
                       $440,000  $440,000
==============================================================

(a) Not redeemable until 1999.


MANDATORILY REDEEMABLE PREFERRED STOCK

      At December 31, the Company had certain issues of preferred stock, as detailed below, which provide for mandatory and optional redemption.  These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which the Company may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45%
series).  The option to redeem additional amounts is not cumulative.  The Company's five year mandatory sinking fund redemption requirements for preferred stock, in thousands, for 1998 through 2002 are as follows:  $10,120; $7,620; $7,620; $7,620 and $3,050, respectively.  The aggregate preference of preferred shares upon involuntary liquidation of the Company is the aggregate par value of such shares, plus an amount equal to the dividends accumulated and unpaid on such shares to the date of payment whether or not earned or declared.


---------------------------------------------------------------------------------
                                                            Redemption price per
                                                            share (Before adding
                     Shares       In thousands of dollars   accumulated dividends)

                                                                        Eventual
Series           1997       1996       1997       1996       1997       Minimum
---------------------------------------------------------------------------------

Preferred $100 par value:
7.45%          222,000     240,000   $ 22,200   $ 24,000    $101.69     $100.00

Preferred $25 par value:

7.85%          731,204     914,005     18,280     22,850      25.28       25.00
8.375%         100,000     200,000      2,500      5,000      25.00       25.00



Adjustable Rate-
 Series B    1,750,000   1,750,000     43,750     43,750      25.00       25.00
---------------------------------------------------------------------------------
                                       86,730     95,600
Less sinking fund requirements         10,120      8,870
---------------------------------------------------------------------------------
                                     $ 76,610   $ 86,730
=================================================================================



LONG-TERM DEBT

      Long-term debt at December 31 consisted of the following:

-------------------------------------------------------------
                                      In thousands of dollars
                                      -----------------------
  SERIES               DUE             1997             1996
-------------------------------------------------------------
First mortgage bonds:
  6 1/4%              1997        $     -          $   40,000
  6 1/2%              1998            60,000           60,000
  9 1/2%              2000           150,000          150,000
  6 7/8%              2001           210,000          210,000
  9 1/4%              2001           100,000          100,000
  5 7/8%              2002           230,000          230,000
  6 7/8%              2003            85,000           85,000
  7 3/8%              2003           220,000          220,000
      8%              2004           300,000          300,000
  6 5/8%              2005           110,000          110,000
  9 3/4%              2005           150,000          150,000
  7 3/4%              2006           275,000          275,000
 *6 5/8%              2013            45,600           45,600
  9 1/2%              2021           150,000          150,000
  8 3/4%              2022           150,000          150,000
  8 1/2%              2023           165,000          165,000
  7 7/8%              2024           210,000          210,000
 *8 7/8%              2025            75,000           75,000
 *  7.2%              2029           115,705          115,705
-------------------------------------------------------------
Total First Mortgage Bonds         2,801,305        2,841,305

Promissory notes:

*Adjustable Rate Series due

  July 1, 2015                       100,000          100,000
  December 1, 2023                    69,800           69,800
  December 1, 2025                    75,000           75,000
  December 1, 2026                    50,000           50,000
  March 1, 2027                       25,760           25,760
  July 1, 2027                        93,200           93,200

Term Loan Agreement                  105,000          105,000



Unsecured notes payable:

  Medium Term Notes, Various rates,
   due 2000-2004                      20,000           20,000

  Other                              154,295          156,606

  Unamortized premium (discount)      (9,884)         (10,708)
--------------------------------------------------------------
    TOTAL LONG-TERM DEBT           3,484,476        3,525,963

    Less long-term debt due
     within one year                  67,095           48,084
--------------------------------------------------------------
                                  $3,417,381       $3,477,879
==============================================================

*Tax-exempt pollution control related issues



      Several series of First Mortgage Bonds and Promissory Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with a Company option to convert to other rates, including a fixed interest rate which would require the Company to issue First Mortgage Bonds to secure the debt) which averaged 3.63% for 1997 and 3.46% for 1996 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and the Company, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at the Company's generating facilities or to refund outstanding tax-exempt bonds and notes (see
Note 6).

      Other long-term debt in 1997 consists of obligations under capital leases of approximately $29.7 million, a liability to the DOE for nuclear fuel disposal of approximately $114.3 million and a liability for IPP contract terminations of approximately $10.3 million. The aggregate maturities of long-term debt for the five years subsequent to December 31, 1997, excluding capital leases, in millions, are approximately $64, $108, $158, $310 and $230 respectively. The Company's aggregate maturities will increase significantly upon closing of the MRA. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the PowerChoice Agreement."

NOTE 6.  BANK CREDIT ARRANGEMENTS

      The Company has an $804 million senior debt facility with a bank group consisting of a $255 million term loan facility, a $125 million revolving credit facility and $424 million for letters of credit. The letter of credit facility provides credit support for the adjustable rate pollution control revenue bonds issued through the NYSERDA discussed in Note 5. As of December 31, 1997, the amount outstanding under the senior debt facility was $529 million, consisting of $105 million under the term loan facility and a $424 million letter of credit, leaving the Company with $275 million of borrowing capability under the facility. The facility expires on June 30, 1999 (subject to earlier termination if the Company separates its fossil/hydro generation business from its transmission and distribution business, or any other significant restructuring plan). The interest rate applicable to the facility is variable based on certain rate options available under the agreement and currently approximates 7.7% (but capped at 15%). The Company is currently negotiating with the lenders to replace the senior debt facility with a larger facility to finance part of the MRA. The Company did not have any short-term debt outstanding at December 31, 1997 and 1996.

NOTE 7.  FEDERAL AND FOREIGN INCOME TAXES
-----------------------------------------

      See Note 9 - "Tax Assessments."

      Components of United States and foreign income before income taxes:

                                  In thousands of dollars

                              1997         1996         1995
---------------------------------------------------------------
United States               $125,027     $269,128     $400,087
Foreign                       (1,621)      28,522       17,609
Consolidating eliminations    (3,476)     (17,402)     (10,267)
---------------------------------------------------------------
Income before extraordinary
 item and income taxes      $119,930     $280,248     $407,429
===============================================================


      Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                                  In thousands of dollars

                              1997        1996*         1995
--------------------------------------------------------------
Components of Federal and foreign income taxes:

Current tax expense:
 Federal                    $ 77,565     $ 96,011     $ 67,366
 Foreign                        -           3,708        3,900
---------------------------------------------------------------
                              77,565       99,719       71,266
---------------------------------------------------------------
Deferred tax expense:
 Federal                     (18,664)         382       84,002
 Foreign                       1,194        2,393        4,125
---------------------------------------------------------------
                             (17,470)       2,775       88,127
---------------------------------------------------------------
  Total                     $ 60,095     $102,494     $159,393
===============================================================

Reconciliation between Federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

Computed tax                $ 41,975     $ 98,087     $142,601
---------------------------------------------------------------
Increase (reduction) attributable to flow-through of certain tax adjustments:

Depreciation                  36,411       28,103       31,033
Cost of removal               (8,168)      (8,849)      (9,247)
Deferred investment tax
 credit amortization          (7,454)      (8,018)      (8,589)
Other                         (2,669)      (6,829)       3,595
---------------------------------------------------------------
                              18,120        4,407       16,792
---------------------------------------------------------------
Federal and foreign
 income taxes               $ 60,095     $102,494     $159,393
===============================================================

* Does not include the deferred tax benefit of $36,273 in 1996 associated with the extraordinary item for the discontinuance of regulatory accounting principles.



      At December 31, the deferred tax liabilities (assets) were comprised of the following:

                               In thousands of dollars

                                  1997         1996
                                  ----         ----
PowerChoice charge             $ (66,500)   $     -
Alternative minimum tax          (17,448)     (64,313)
Unbilled revenue                 (88,859)     (83,577)
Other                           (247,438)    (237,850)
                               ----------   ----------
  Total deferred tax assets     (420,245)    (385,740)
                               ----------   ----------
Depreciation related           1,358,827    1,421,550
Investment tax credit related     79,858       84,294
Other                            302,092      237,414
                               ----------   ----------
  Total deferred tax
   liabilities                 1,740,777    1,743,258
                               ----------   ----------
Accumulated deferred income
  taxes                       $1,320,532   $1,357,518
                              ===========  ===========




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

      Net pension cost for 1997, 1996 and 1995 included the following components:


-----------------------------------------------------------------
                                     In thousands of dollars
                                     -----------------------
                                  1997        1996          1995
-----------------------------------------------------------------

Service cost - benefits
  earned during the period      $ 27,100   $ 25,000    $  22,500
Interest cost on projected
  benefit obligation              75,200     71,700       73,000
Actual return on plan assets    (188,200)  (134,100)    (215,600)
Net amortization and deferral    100,400     55,700      140,300
-----------------------------------------------------------------
Total pension cost (1)          $ 14,500   $ 18,300     $ 20,200
=================================================================

(1) $3.2 million for 1997, $3.8 million for 1996, and $4.1 million for 1995 was related to construction labor and, accordingly, was charged to construction projects.


      The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:


--------------------------------------------------------------
                                       In thousands of dollars
                                       -----------------------
                     At December 31,       1997         1996
--------------------------------------------------------------
Actuarial present value of
  accumulated benefit obligations:

   Vested benefits                       $ 990,415    $803,202
   Non-vested benefits                      73,430      83,107
--------------------------------------------------------------
Accumulated benefit obligations          1,063,845     886,309
Additional amounts related to
  projected pay increases                  108,583     141,472
--------------------------------------------------------------
Projected benefits obligation for
  service rendered to date               1,172,428   1,027,781
Plan assets at fair value, consisting
  primarily of listed stocks, bonds,
  other fixed income obligations
  and insurance contracts               (1,304,338) (1,159,822)
--------------------------------------------------------------
Plan assets in excess of
  projected benefit obligations           (131,910)   (132,041)
Unrecognized net obligation at
  January 1, 1987 being recognized
  over approximately 19 years              (19,446)    (22,005)
Unrecognized net gain from actual
  return on plan assets different
  from that assumed                        265,100     219,680
Unrecognized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions amortized over 10
  years                                     19,920      66,129
Prior service cost not yet recognized
  in net periodic pension cost             (50,473)    (49,651)
---------------------------------------------------------------
Pension liability included
  in the consolidated balance sheets     $  83,191    $ 82,112
===============================================================


Principle Actuarial Assumptions (%):

   Discount Rate                              7.00        7.50
   Rate of increase in future
     compensation levels (plus
     merit increases)                         2.50        2.50
   Long-term rate of return on
     plan assets                              9.25        9.25
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

      The Company accounts for the cost of these benefits in accordance with PSC policy requirements which comply with SFAS No.
106. The Company has established various trusts to fund its future postretirement benefit obligation. In 1997, 1996 and 1995, the Company made contributions to such trusts of approximately $13.5 million, $28.5 million and $53.1 million, respectively, which represent the amount received in rates and from cotenants.

      Net postretirement benefit cost for 1997, 1996 and 1995 included the following components:


-----------------------------------------------------------------
                                       In thousands of dollars
                                     ----------------------------
                                      1997       1996       1995
-----------------------------------------------------------------
Service cost - benefits attributed
 to service during the period        $12,300    $12,900   $12,600

Interest cost on accumulated
 benefit obligation                   34,800     37,500    45,400

Actual return on plan assets         (24,500)   (12,900)  (11,200)

Amortization of the transition
 obligation over 20 years             10,900     13,500    18,800

Net amortization                       9,500      6,000    14,600
-----------------------------------------------------------------
Total postretirement benefit cost    $43,000    $57,000   $80,200
=================================================================



      The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets:

-----------------------------------------------------------
                                    In thousands of dollars
                                    -----------------------
              At December 31,           1997         1996
-----------------------------------------------------------
Actuarial present value of accumulated benefit obligations:

 Retired and surviving spouses       $392,832      $370,259

 Active eligible                       43,299        31,030

 Active ineligible                     83,720        69,441
------------------------------------------------------------
Accumulated benefit obligation        519,851       470,730

Plan assets at fair value,
 consisting primarily of
 listed stocks, bonds and
 other fixed obligations             (181,101)     (143,071)
-----------------------------------------------------------
Accumulated postretirement
 benefit obligation in excess
 of plan assets                       338,750       327,659

Unrecognized net loss from
 past experience different from
 that assumed and effects of
 changes in assumptions               (48,466)      (36,048)

Prior service cost not yet
 recognized in postretirement
 benefit cost                          30,086        39,205

Unrecognized transition obligation
 being amortized over 20 years       (163,350)     (174,240)
-----------------------------------------------------------
Accrued postretirement benefit
 liability included in the
 consolidated balance sheet          $157,020      $156,576
===========================================================


===========================================================
Principal actuarial assumptions (%):

 Discount rate                           7.00          7.50

 Long-term rate of return
  on plan assets                         9.25          8.00

 Health care cost trend rate:

  Pre-65                                 7.00          8.00

  Post-65                                6.00          6.50
===========================================================



      During 1996, the Company changed the eligibility requirements for plan benefits for employees who retire after May 1, 1996. Generally, plan benefits are now accrued for eligible participants beginning after age 45. Previous to this change, the Company accrued these benefits over the employees' service life. The effect of this change resulted in a decrease in the accumulated benefit obligation for active ineligible employees.

      At December 31, 1997, the assumed health cost trend rates gradually decline to 5.0% in 2001. If the health care cost trend rate was increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1997 would increase by approximately 6.7% and the aggregate of the service and interest cost component of net periodic postretirement benefit cost for the year would increase by approximately 5.8%.

      The Company recognizes the obligation to provide postemployment benefits if the obligation is attributable to employees' past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 1997 and 1996, the Company's postemployment benefit obligation is approximately $13.3 million and $13 million, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

See Note 2.

      LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER:  At
January 1, 1998, the Company had long-term contracts to purchase electric power from the following generating facilities owned by
NYPA:

-----------------------------------------------------------------
                          Expiration    Purchased     Estimated
                           date of      capacity       annual
       Facility           contract       in MW      capacity cost
-----------------------------------------------------------------
Niagara - hydroelectric
  project                     2007        951         $27,369,000

St. Lawrence - hydroelectric
  project                     2007        104           1,300,000

Blenheim-Gilboa - pumped
  storage generating station  2002        270           7,500,000
-----------------------------------------------------------------
                                        1,325         $36,169,000
=================================================================



      The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts and the recently cancelled contract with Fitzpatrick nuclear plant was approximately, in millions, $91.0, $93.3 and $92.5 for the years 1997, 1996 and 1995, respectively. In May 1997, the Company cancelled its commitment to purchase 110 MW of capacity from the Fitzpatrick facility. The Company continues to have a contract with Fitzpatrick to purchase for resale up to 46 MW of power for NYPA's economic development customers.

      Under the requirements of PURPA, the Company is required to purchase power generated by IPPs, as defined therein. The Company has 141 PPAs with 148 facilities, of which 143 are on line, amounting to approximately 2,695 MW of capacity at December 31, 1997. Of this amount 2,382 MW is considered firm. The following table shows the payments for fixed and other capacity costs, and energy and related taxes the Company estimates it will be obligated to make under these contracts without giving effect to the MRA.

The payments are subject to the tested capacity and availability of the facilities, scheduling and price escalation.

---------------------------------------------------------
                   (In thousands of dollars)

             SCHEDULABLE
             FIXED COSTS           VARIABLE COSTS
          ------------------       --------------

YEAR    CAPACITY        OTHER     ENERGY AND TAXES      TOTAL
---------------------------------------------------------------
1998     $247,740      $41,420     $  906,590         $1,195,750
1999      252,130       42,450        943,720          1,238,300
2000      242,030       44,080        974,080          1,260,190
2001      244,620       45,650      1,042,380          1,332,650
2002      248,940       47,330      1,063,830          1,360,100
----------------------------------------------------------------


        The capacity and other fixed costs relate to contracts with 11 facilities, where the Company is required to make capacity and other fixed payments, including payments when a facility is not operating but available for service. These 11 facilities account for approximately 774 MW of capacity, with contract lengths ranging from 20 to 35 years. The terms of these existing contracts allow the Company to schedule energy deliveries from the facilities and then pay for the energy delivered. The Company estimates the fixed payments under these contracts will aggregate to approximately $8 billion over their terms, using escalated contract rates.
Contracts relating to the remaining facilities in service at December 31, 1997, require the Company to pay only when energy is delivered, except when the Company decides that it would be better to pay a particular project a reduced energy payment to have the project reduce its high priced energy deliveries as described below. The Company currently recovers schedulable capacity through base rates and energy payments, taxes and other schedulable fixed costs through the FAC. The Company paid approximately $1,106 million, $1,088 million and $980 million in 1997, 1996 and 1995 for 13,500,000 MWh, 13,800,000 MWh and 14,000,000 MWh, respectively, of electric power under all IPP contracts.

      On July 9, 1997, the Company announced the MRA to terminate, restate or amend certain IPP power purchase contracts. As a result of negotiations, the MRA currently provides for the termination, restatement or amendment of 28 PPAs with 15 IPPs, in exchange for an aggregate of approximately $3,616 million in cash and 42.9 million shares of the Company's common stock and certain fixed price swap contracts. Under the terms of the MRA, the Company would terminate PPAs representing approximately 1,180 MW of capacity and restate contracts representing 583 MW of capacity.
The restated contracts are structured to be in the form of financial swaps with fixed prices for the first two years changing to an indexed pricing formula thereafter. The contract quantities are fixed for the full ten year term of the contracts. The MRA also requires the Company to provide the IPP Parties with a number of fixed price swap contracts with a term of seven years beginning in 2003. The terms of the MRA have been and continue to be modified.

      Since 1996, the Company has negotiated 2 long term and several limited term contract amendments whereby the Company can reduce the energy deliveries from the facilities. These reduced energy agreements resulted in a reduction of IPP deliveries of approximately 1,010,000 MWh and 984,000 MWh during 1997 and 1996, respectively.

      SALE OF CUSTOMER RECEIVABLES: The Company has established a single-purpose, wholly-owned financing subsidiary, NM Receivables Corp., whose business consists of the purchase and resale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NM Receivables Corp. has its own separate creditors which, upon liquidation of NM Receivables Corp., will be entitled to be satisfied out of its assets prior to any value becoming available to the Company. The sale of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NM Receivables Corp. in fee simple for reasonably equivalent value, and all receivables transferred to NM Receivables Corp. are assets owned by NM Receivables Corp. in fee simple and are not available to pay the parent Company's creditors.

      At December 31, 1997 and 1996, $144.1 and $250 million, respectively, of receivables had been sold by NM Receivables, Corp. to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 1997, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $64.4 million. Although this represents the formula-based amount of credit exposure at December 31, 1997 under the agreement, historical losses have been substantially less.

      To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to the Company's large, diverse customer base within its service territory. The Company generally does not require collateral, i.e., customer deposits.

      TAX ASSESSMENTS: The Internal Revenue Service ("IRS") has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restated or amended under the MRA with IPP Parties as described in Note 2, the effects of any proposed disallowance would be mitigated with respect to the IPP Parties covered under the MRA. The Company is vigorously defending its position on this issue. The IRS is currently conducting its examination of the Company's federal income tax returns for the years 1991 through 1993.

      ENVIRONMENTAL CONTINGENCIES: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. The Company is also currently conducting a program to investigate and restore, as necessary to meet current environmental standards, certain properties associated with its former gas manufacturing process and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

      The Company is currently aware of 124 sites with which it has been or may be associated, including 76 which are Company-owned. The number of owned sites increased as the Company has established a program to identify and actively manage potential areas of concern at its electric substations. This effort resulted in identifying an additional 32 sites. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs.

      Investigations at each of the Company-owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. After site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations are ongoing for most sites, the estimated cost of remedial action is subject to change.

      Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities and costs at similarly situated sites. Additionally, the Company's estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the DEC. Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

      As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, the Company has accrued a liability in the amount of $220 million, which is reflected in the Company's Consolidated Balance Sheets at December 31, 1997. The potential high end of the range is presently estimated at approximately $650 million, including approximately $285 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. The amount accrued at December 31, 1997, incorporates the additional electric substations, previously mentioned, and a change in the method used to estimate the liability for 27 of the Company's largest sites to
rely upon a decision analysis approach.   This method includes
developing several remediation approaches for each of the 27 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents the Company's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, the Company has accrued the sum of the expected values for these sites. The amount accrued for the Company's remaining sites is determined through feasibility studies or engineering estimates, the Company's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. PowerChoice provides for the continued application of deferral accounting for cost differences resulting from this effort.

      In October 1997, the Company submitted a draft feasibility study to the DEC, which included the Company's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $22 million and a high end of $230 million, with an expected value calculation of $51 million, which is included in the amounts accrued at December 31, 1997. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs. The Company anticipates receiving comments from the DEC on the draft feasibility study by the spring of 1999. At this time, the Company cannot definitively predict the nature of the DEC proposed remedial action plan or the range of remediation costs it will require. While the Company does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation. In May 1995, the Company filed a complaint pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. In a motion currently pending before the court, the New York State Attorney General has moved to dismiss the Company's claims against the State of New York, the New York State Department of Transportation, the Thruway Authority and Canal Corporation. The Company has opposed this motion. The case management order presently calls for the close of discovery on December 31, 1998. As a result, the Company cannot predict the outcome of the pending litigation against other PRPs or the allocation of the Company's share of the costs to remediate the Harbor Point and surrounding sites.

      Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. To date, the Company has reached settlements with a number of insurance carriers, resulting in payments to the Company of approximately $36 million, net of costs incurred in pursuing recoveries. Under PowerChoice the electric portion or approximately $32 million will be amortized over 10 years. The remaining portion relates to the gas business and is being amortized over the three year settlement period.


      CONSTRUCTION PROGRAM: The Company is committed to an ongoing construction program to assure delivery of its electric and gas services. The Company presently estimates that the construction program for the years 1998 through 2002 will require approximately $1.4 billion, excluding AFC and nuclear fuel. For the years 1998 through 2002, the estimates, in millions, are $328, $269, $264, $275 and $300, respectively, which includes $26, $25, $22, $20 and $38, respectively, related to non-nuclear generation. The impact of the ice storm (see Note 13) on the construction program will not be known until restoration efforts have been completed. These amounts are reviewed by management as circumstances dictate.

      Under PowerChoice, the Company will separate, through sale or spin-off, the Company's non-nuclear power generation business from the remainder of the business.

      GAS SUPPLY, STORAGE AND PIPELINE COMMITMENTS: In connection with its gas business, the Company has long-term commitments with a variety of suppliers and pipelines to purchase gas commodity, provide gas storage capability and transport gas commodity on interstate gas pipelines. The table below sets forth the Company's estimated commitments at December 31, 1997, for the next five years, and thereafter.

                         (In thousands of dollars)

YEAR              GAS SUPPLY           GAS STORAGE/PIPELINE
----              ----------           --------------------

1998              $103,990                   $95,720

1999                78,380                    99,490

2000                56,110                    81,550

2001                53,140                    60,170

2002                39,860                    26,610

Thereafter         155,560                    71,130


      With respect to firm gas supply commitments, the amounts are based upon volumes specified in the contracts giving consideration for the minimum take provisions. Commodity prices are based on New York Mercantile Exchange quotes and reservation charges, when applicable. For storage and pipeline capacity commitments, amounts are based upon volumes specified in the contracts, and represent demand charges priced at current filed tariffs.

      At December 31, 1997, the Company's firm gas supply commitments extend through October 2006, while the gas storage and transportation commitments extend through October 2012. Beginning in May 1996, as a result of a generic rate proceeding, the Company was required to implement service unbundling, where customers could choose to buy natural gas from sources other than the Company. To date the migration has not resulted in any stranded costs since the PSC has allowed utilities to assign the pipeline capacity to the customers choosing another supplier. This assignment is allowed during a three-year period ending March 1999, at which time the PSC will decide on methods for dealing with the remaining unassigned or excess capacity. In September 1997, the PSC indicated that it is unlikely utilities will be allowed to continue to assign pipeline capacity to departing customers after March 1999. The Company is unable to predict how the PSC will resolve these issues.

NOTE 10.  FAIR VALUE OF FINANCIAL AND DERIVATIVE FINANCIAL
INSTRUMENTS

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

      DERIVATIVE FINANCIAL INSTRUMENTS: The fair value of futures and forward contracts are determined using quoted market prices and broker quotes.


      The financial instruments held or issued by the Company are for purposes other than trading.  The estimated fair values of the Company's financial instruments are as follows:


------------------------------------------------------------------------------------------
                                                      In thousands of dollars
                                         -------------------------------------------------
        At December 31,                          1997                       1996
------------------------------------     ---------------------      ----------------------
                                         Carrying      Fair         Carrying      Fair
                                          Amount       Value         Amount       Value
------------------------------------     ---------------------      ----------------------
Cash and short-term
  investments                            $   378,232  $  378,232   $  325,398   $  325,398

Mandatorily redeemable
  preferred stock                             86,730      87,328       95,600       86,516

Long-term debt:  First Mortgage bonds      2,801,305   2,878,368    2,841,305    2,690,707
                 Medium-term notes            20,000      22,944       20,000       21,994
                 Promissory notes            413,760     413,760      413,760      413,760
                 Other                       229,634     229,634      228,461      228,461


      In 1997, the Company's energy marketing subsidiary began to engage in both trading and non-trading activities generally using gas futures and electric and gas forward contracts. At December 31, 1997, for both trading and non-trading activities, the fair value of long and short positions was approximately $59.9 million and $57.6 million, respectively. These fair values exceed the weighted average fair value of open positions for the period ending December 31, 1997. The positions above extend for a period of less than one year. With respect to these activities the Company does not have any material counterparty credit risk at December 31, 1997.

      Transactions entered into for trading purposes are accounted for on a mark-to-market basis with changes in fair value recognized as a gain or loss in the period of the change. At December 31, 1997, the open trading positions consisted of off-balance sheet electric and gas forward contracts. These positions consisted of long and short electric forward contracts with fair values of $45.3 million (1,878,000 MWh) and $44.3 million (1,778,000 MWh), respectively, and long and short gas forward contracts with fair values of $9.4 million (7.1 million Dth) and $10.2 million (7.3 million Dth), respectively. The quantities above represent notional contract quantities. The effects of trading activities on the Company's 1997 results of operations were not material.

      Activities for non-trading purposes generally consist of transactions entered into to hedge the market fluctuations of contractual and anticipated commitments. Gas futures contracts are primarily used for hedging purposes. The change in fair value of these transactions are deferred until the gain or loss on the hedged item is recognized. The fair value of open positions for non-trading purposes at December 31, 1997, as well as the effect of these activities on the Company's results of operations for the same period ending, was not material.

      The Company's investments in debt and equity securities consist of trust funds for the purpose of funding the nuclear decommissioning of Unit 1 and its share of Unit 2 (see Note 3 - "Nuclear Plant Decommissioning"), short-term investments held by Opinac Energy Corporation (a subsidiary) and a trust fund for certain pension benefits. The Company has classified all investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at December 31, 1997. The proceeds from the sale of investments were $159.7 million, $99.4 million and $70.3 million in 1997, 1996 and 1995, respectively. Net realized and unrealized gains and losses related to the nuclear decommissioning trust are reflected in "Accumulated depreciation and amortization" on the Consolidated Balance Sheets, which is consistent with the method used by the Company to account for the decommissioning costs recovered in rates. The unrealized gains and losses related to the investments held by Opinac Energy Corporation and the pension trust are included, net of tax, in "Common stockholders' equity" on the Consolidated Balance Sheets, while the realized gains and losses are included in "Other income and deductions" on the Consolidated Income Statements. The recorded fair values and cost basis of the Company's investments in debt and equity securities is as follows:

--------------------------------------------------------------------------------------------
                                          In thousands of dollars
                   -------------------------------------------------------------------------
At December 31,                  1997                                    1996
---------------    ----------------------------------    -----------------------------------
                                Gross                                   Gross
                              Unrealized     Fair                     Unrealized      Fair
Security Type      Cost      Gain  (Loss)    Value       Cost        Gain  (Loss)     Value
---------------    ----------------------------------    -----------------------------------
U.S. Government
Obligations        $ 14,136   $ 1,864 $  (4) $ 15,996   $ 24,782  $1,530  $   (33)   $26,279

Commercial Paper    106,035     1,542    -    107,577     90,495     739       -      91,234

Tax Exempt
Obligations          80,115     5,884   (55)   85,944     75,590   3,209     (147)    78,652

Corporate
Obligations          92,949    17,368  (830)  109,487     62,723   8,524     (422)    70,825

Other                 3,025      -       -      3,025      2,586     -        -        2,586
                   --------  -------- ------ --------   -------- -------  --------  --------
                   $296,260   $26,658 $(889) $322,029   $256,176 $14,002  $  (602)  $269,576
                   ========   ======= ====== ========   ======== =======  ========  ========





      Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:



                                 In thousands of dollars
                                 -----------------------

Year Ended December 31,      1997          1996        1995
-----------------------      ----          ----        ----
   Realized gains            $3,487        $2,121      $2,523

   Realized losses              686           806         328




      The contractual maturities of the Company's investments in debt securities is as follows:

---------------------------------------------------------
                             In thousands of dollars
                          -----------------------------
At December 31, 1997         Fair Value          Cost
---------------------------------------------------------
Less than 1 year            $106,677          $105,135

1 year to 5 years            10,845             10,654

5 years to 10 years          52,526             50,351

Due after 10 years          113,946            104,353


NOTE 11.  STOCK BASED COMPENSATION

      Under the Company's stock compensation plans, stock units and stock appreciation rights ("SARs") may be granted to officers, key employees and directors. In addition, the Company's plans allow for the grant of stock options to officers. In 1997, 1996 and 1995 the Company granted 209,918 units and 296,300 SARs, 291,228 units and 376,600 SARs and 169,500 units and 414,000 SARs, respectively. Also, in 1995 the Company granted 85,375 stock options. At December 31, 1997, there were 668,132 units, 1,086,900 SARs and 298,583 options outstanding. Stock units are payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon the Company's stock price for a defined period. SARs become exercisable, as determined at the grant date, and are payable in cash based upon the increase in the Company's stock price from a specified level. As such, for these awards, compensation expense is recognized over the vesting period of the award based upon changes in the Company's stock price for that period. Options were granted over the period 1992 to 1995 and become exercisable three years and expire ten years from the grant date. These options are all considered to be antidilutive for EPS calculations. Included in the results of operations for the years ending 1997 and 1996, is approximately $3.2 and $2.6 million, respectively, related to these plans.

      As permitted by SFAS No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123") the Company has elected to follow Accounting Principles Board Opinion No. 25-"Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized for stock options because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date. Since stock units and SARs are payable in cash, the accounting under APB No. 25 and SFAS No. 123 is the same. Therefore, the pro-forma disclosure of information regarding net income, as required by SFAS No. 123, relates only to the Company's outstanding stock options, the effect of which is immaterial to the financial statements for the years ended 1997, 1996 and 1995. There is no effect on earnings per share for these years resulting from the pro-forma adjustments to net income.

NOTE 12.  INFORMATION REGARDING THE ELECTRIC AND GAS BUSINESSES

      The Company is engaged principally in the business of production, purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of gas in New York State. The Company provides electric service to the public in an area of New York State having a total population of about 3,500,000, including among others, the cities of Buffalo, Syracuse, Albany, Utica, Schenectady, Niagara Falls, Watertown and Troy. The Company distributes or transports natural gas in areas of central, northern and eastern New York having a total population of about 1,700,000 nearly all within the Company's electric service area. Certain information regarding the Company's electric and natural gas segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with the practice established for regulatory purposes. Identifiable assets include net utility plant, materials and supplies, deferred finance charges, deferred recoverable energy costs and certain other regulatory and other assets. Corporate assets consist of other property and investments, cash, accounts receivable, prepayments, unamortized debt expense and certain other regulatory and other assets. At December 31, 1997, total plant assets consisted of approximately 24% Nuclear, 20% Fossil/Hydro, 42% Transmission and Distribution, 11% Gas and 3% Common.

                                   In thousands of dollars
                                   -----------------------
                              1997          1996           1995
                              ----          ----           ----
Operating revenues:
  Electric                 $3,309,441    $3,308,979    $3,335,548
  Gas                         656,963       681,674       581,790
-----------------------------------------------------------------
     Total                 $3,966,404    $3,990,653    $3,917,338
=================================================================
Operating income:
  Electric                 $  462,240    $  438,590    $  587,282
  Gas                          96,599        83,748        96,752
-----------------------------------------------------------------
     Total                 $  558,839    $  522,338    $  684,034
=================================================================
Other income and (deductions):
  Electric                 $(190,000)    $     -       $     -
-----------------------------------------------------------------
     Sub-total             $ 368,839     $  522,338    $  684,034
Other income                  24,997         35,943         3,069
Interest charges            (273,906)      (278,033)     (279,674)
-----------------------------------------------------------------
Income before federal and
  foreign income taxes    $  119,930    $   280,248    $  407,429
=================================================================
Federal and foreign income taxes:
  Electric                     30,090        79,574       133,246
  Gas                          30,005        22,920        26,147
-----------------------------------------------------------------
     Total                     60,095       102,494       159,393
=================================================================
Income before
  extraordinary item       $   59,835    $  177,754    $  248,036
=================================================================
Depreciation and amortization:
  Electric                 $  311,683    $  302,825    $  292,995
  Gas                          27,958        27,002        24,836
-----------------------------------------------------------------
     Total                 $  339,641    $  329,827    $  317,831
=================================================================
Construction expenditures (including nuclear fuel):
  Electric                 $  221,915    $  277,505    $  285,722
  Gas                          68,842        74,544        60,082
-----------------------------------------------------------------
     Total                 $  290,757    $  352,049    $  345,804
=================================================================


Identifiable assets:
  Electric                 $7,257,163    $7,372,370    $7,592,287
  Gas                       1,185,001     1,203,184     1,123,045
-----------------------------------------------------------------
    Total                   8,442,164     8,575,554     8,715,332
Corporate assets            1,141,977       852,081       762,537
-----------------------------------------------------------------
    Total assets           $9,584,141    $9,427,635    $9,477,869
=================================================================


NOTE 13.  SUBSEQUENT EVENT

      In early January 1998, a major ice storm and flooding caused extensive damage in a large area of northern New York. The Company's electric transmission and distribution facilities in an area of approximately 7,000 square miles were damaged, interrupting service to approximately 120,000 of the Company's customers, or approximately 300,000 people. The Company had to rebuild much of its transmission and distribution system to restore power in this area. By the end of January 1998, service to all customers was restored; however, the final costs of the storm will not be known as crews continue to make final repairs to temporary measures to restore service and salvage operations cannot be completed until spring.

      The preliminary estimate of the total cost of the restoration and rebuild efforts could exceed $125 million. A portion of the cost will be capitalized; however, at this time, the Company is unable to determine the capital portion until rebuild efforts have been completed and all labor, material and other costs, including charges from other utilities and contractors, have been received and analyzed.

      The Company is pursuing federal disaster relief assistance and is working with its insurance carriers to assess what portion of the rebuild costs are covered by insurance policies. The Company is also analyzing potential available options for state financial aid. The Company is unable to determine what recoveries, if any, it may receive from these sources.

      Absent recovery, the Company would face a charge to earnings in the first quarter of 1998 to reflect its estimate of unrecoverable, non-capitalized costs.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED

      Operating revenues, operating income, net income (loss) and earnings (loss) per common share by quarters from 1997, 1996 and 1995, respectively, are shown in the following table. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods.
Gas sales peak in the winter.

                        In thousands of dollars
                        -----------------------
                                                       BASIC AND
                                 BASIC AND              DILUTED
                                  DILUTED     NET      EARNINGS
                    OPERATING    OPERATING   INCOME   (LOSS) PER
   QUARTER ENDED     REVENUES      INCOME     (LOSS)  COMMON SHARE
----------------------------------------------------------------
 December 31, 1997   $  960,304  $ 86,024   $(115,619)  $ (.86)
              1996      971,106   117,832     (25,808)    (.24)
              1995      966,478   132,228      27,874      .13
----------------------------------------------------------------
September 30, 1997   $  896,570  $110,174    $ 31,683    $ .15
              1996      895,713    47,119     (12,916)    (.16)
              1995      887,231   142,732      46,941      .26
----------------------------------------------------------------
     June 30, 1997   $  945,698  $130,704    $ 40,749    $ .22
              1996      960,771   142,755      52,992      .30
              1995      938,816   152,297      54,485      .31
----------------------------------------------------------------
    March 31, 1997   $1,163,832  $231,937    $103,022    $ .65
              1996    1,163,063   214,632      96,122      .60
              1995    1,124,813   256,777     118,736      .75
----------------------------------------------------------------


      In the fourth quarter of 1997 the Company wrote-off $190.0 million (85 cents per share) for the estimated amount of the MRA regulatory asset disallowed in rates by the PSC. In the fourth quarter of 1996 the Company recorded an extraordinary item for the discontinuance of regulatory accounting principles of $103.6 million (47 cents per common share). In the third quarter of 1996 the Company increased the allowance for doubtful accounts by $68.5 million (31 cents per common share). In the fourth quarter of 1995, the Company recorded $16.9 million (8 cents per common share) for MERIT earned in accordance with the 1991 Agreement.

ELECTRIC AND GAS STATISTICS

ELECTRIC CAPABILITY

                                   Thousands of KW
                                   ----------------
          December 31,    1997       %        1996     1995
------------------------------------------------------------
Owned:

  Coal                   1,360      16.7     1,333     1,316
  Oil*                     646       7.9       636       636
  Dual Fuel - Oil/Gas      700       8.6       700       700
  Nuclear                1,082      13.3     1,082     1,082
  Hydro                    661       8.1       617       665
                         -----      ----     -----     -----
                         4,449      54.6     4,368     4,399
                         -----      ----     -----     -----

Purchased:

  New York Power Authority

    -  Hydro            1,325       16.2     1,310     1,325
    -  Nuclear            -          -         110       110

  IPPs                  2,382       29.2     2,406     2,390
                        -----       ----     -----     -----
                        3,707       45.4     3,826     3,825
                        -----       ----     -----     -----
Total capability**      8,156      100.0     8,194     8,224
                        =====      =====     =====     =====

Electric peak load      6,348                6,021     6,211
                        =====                =====     =====

* In 1994, Oswego Unit No. 5 (an oil-fired unit with a capability of 850,000 KW) was put into long-term cold standby, but could be returned to service in three months.

** Available capability can be increased during heavy load periods by purchases from neighboring interconnected systems.
      Hydro station capability is based on average December stream-flow conditions.



ELECTRIC STATISTICS
                                   1997         1996        1995
----------------------------------------------------------------
Electric sales (Millions of KWh):

Residential                        9,905       10,109      10,055
Commercial                        11,552       11,564      11,613
Industrial                         7,191        7,148       7,061
Industrial-Special                 4,507        4,326       4,053
Municipal service                    235          246         229
Other electric systems             3,746        5,431       4,305
Subsidiary                           -            303         368
-----------------------------------------------------------------
                                  37,136       39,127      37,684

Electric revenues (Thousands of dollars):

Residential                   $1,227,245   $1,252,165  $1,214,848
Commercial                     1,233,417    1,237,385   1,237,502
Industrial                       531,164      524,858     523,996
Industrial-Special                61,820       58,444      56,250
Municipal service                 54,545       53,795      50,860
Other electric systems            83,794      113,391      88,936
Miscellaneous                    117,456       53,698     143,625
Subsidiary                         -           15,243      19,531
-----------------------------------------------------------------
                              $3,309,441   $3,308,979  $3,335,548

Electric customers (Average):

Residential                    1,404,345    1,405,083   1,399,725
Commercial                       146,039      145,149     144,731
Industrial                         1,970        2,045       2,122
Industrial-Special                    85           99          83
Other                              1,519        1,302       1,488
Subsidiary                           -         13,557      13,508
-----------------------------------------------------------------
                               1,553,958    1,567,235   1,561,657

Residential (Average):

Annual KWh use per customer        7,053        7,195       7,184

Cost to customer per KWh
  (in cents)                       12.39        12.39       12.08

Annual revenue per customer      $873.89      $891.17     $867.92


GAS STATISTICS

                                  1997         1996        1995
-----------------------------------------------------------------
Gas Sales (Thousands of Dth):

Residential                       55,203       56,728      51,842
Commercial                        22,069       25,353      23,818
Industrial                         1,381        2,770       2,660
Other gas systems                     28           30         161
-----------------------------------------------------------------
   Total sales                    78,681       84,881      78,481

Spot market                        2,451       10,459       1,723
Transportation of customer-
  owned gas                      152,813      134,671     144,613
-----------------------------------------------------------------
   Total gas delivered           233,945      230,011     224,817

Gas Revenues (Thousands of dollars):

Residential                   $  436,136   $  417,348  $  368,391
Commercial                       148,213      162,275     143,643
Industrial                         6,549       13,325      11,530
Other gas systems                    130          138         762
Spot market                        6,346       37,124       3,096
Transportation of customer-
  owned gas                       55,657       50,381      48,290
Miscellaneous                      3,932        1,083       6,078
-----------------------------------------------------------------
                              $  656,963   $  681,674  $  581,790
Gas Customers (Average):

Residential                      484,862      477,786     471,948
Commercial                        40,955       41,266      40,945
Industrial                           186          206         225
Other                                  6            6           1
Transportation                       843          713         652
-----------------------------------------------------------------
                                 526,852      519,977     513,771


Residential (Average):

Annual dekatherm use
  per customer                     113.9        118.7       109.8
Cost to customer per Dth         $  7.90      $  7.36     $  7.11
Annual revenue per customer      $899.51      $873.50     $780.58
Maximum day gas sendout (Dth)  1,133,370    1,152,996   1,211,252


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      The Company has nothing to report for this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BUSINESS BACKGROUND OF DIRECTORS

CLASS I DIRECTORS - TERMS EXPIRING IN 1998

ALBERT J. BUDNEY, JR.
-    President, Niagara Mohawk Power Corporation
-    Director since 1995

Mr. Budney, age 50, was elected President of the Company in 1995.
Mr. Budney was previously employed by UtiliCorp United, Inc., an energy services company, as Managing Vice President of the UtiliCorp Power Services Group and as President of the Missouri
Public Service Division.  Mr. Budney joined UtiliCorp United,
Inc. in 1993.  Prior to that, he was Vice President of Stone &
Webster Engineering Corp., where he managed the engineering firm's Boston Business Development Department. Director of Plum
Street Enterprises, Inc. ("Plum Street"); Canadian Niagara Power
Company, Limited ("CNP"); and Utilities Mutual Insurance Company.
President of Opinac North America, Inc. ("Opinac NA"), a wholly-owned subsidiary of the Company. Opinac NA holds 100% of Plum Street and, through its subsidiary, Opinac Energy Corporation ("Opinac"), a 50 percent interest in CNP.

EDMUND M. DAVIS
-    Attorney
-    Director since 1970
-    Member of Compensation & Succession, Corporate Public Policy
     & Environmental Affairs, and Finance Committees of the Board

Mr. Davis, age 68, retired in 1995 as of counsel to Hiscock &
Barclay, LLP, Syracuse, NY, Attorneys-at-Law. Mr. Davis was a partner and had been associated with the law firm since 1957.

DR. BONNIE GUITON HILL
-    President and Chief Executive Officer of The Times Mirror
     Foundation and Vice President of The Times Mirror Company
-    Director since 1991
-    Member of Audit, Corporate Public Policy & Environmental
     Affairs, and Finance Committees of the Board

Dr. Hill, age 56, President and Chief Executive Officer of The Times Mirror Foundation, a non-profit institution, and Vice President of The Times Mirror Company, a news and information company, located in Los Angeles, CA. Dr. Hill served as Dean and Professor of Commerce of the McIntire School of Commerce at the University of Virginia from 1992-1996. Prior to that, she served as the Secretary of State and Consumer Services Agency for the State of California. Director of AK Steel Corporation; Crestar Financial Corporation; Hershey Foods Corporation; and Louisiana-Pacific Corporation.

HENRY A. PANASCI, JR.
-    Chairman, Cygnus Management Group, LLC
-    Director since 1988
- Member of Compensation & Succession, Corporate Public Policy and Environmental Affairs, and Finance Committees of the Board

Mr. Panasci, age 69, Chairman of Cygnus Management Group, LLC, a consulting firm specializing in venture capital and private investments located in Syracuse, NY. Mr. Panasci retired in 1996 as Chairman of the Board and Chief Executive Officer of Fay's Incorporated, a drug store chain. Mr. Panasci co-founded Fay's Drug Co., Inc., with his father, in 1958. Director of National Association of Chain Drug Stores.

CLASS II DIRECTORS - TERMS EXPIRING IN 1999

WILLIAM F. ALLYN
-    President and Chief Executive Officer of Welch Allyn, Inc.
-    Director since 1988
-    Member of Audit, Compensation & Succession, and Nuclear
     Oversight Committees of the Board

Mr. Allyn, age 62, President and Chief Executive Officer of Welch Allyn, Inc., Skaneateles Falls, NY, a manufacturer of medical diagnostic instrumentation, bar code readers and optical scanning devices. Mr. Allyn joined Welch Allyn, Inc. in 1962 and was elected to his present position in 1980. Director of ONBANCorp., Inc.; OnBank & Trust Company; Oneida Limited; and Perfex Corporation.

WILLIAM E. DAVIS
- Chairman of the Board and Chief Executive Officer of the Company
-    Director since 1992
-    Chairperson of Executive Committee of the Board

Mr. Davis, age 55, was elected Chairman of the Board and Chief Executive Officer of the Company in 1993. Mr. Davis joined the Company in 1990 and was elected Senior Vice President in April 1992, serving in that capacity until elected Vice-Chairman of the Board of the Company in November 1992. Director of Opinac NA; Plum Street; Opinac; CNP; and Utilities Mutual Insurance Company. Mr. Davis is also the Chairman of the Board of Plum Street and holds the position of Secretary, Utilities Mutual Insurance Company.

WILLIAM J. DONLON
- Former Chairman of the Board and Chief Executive Officer of the Company
-    Director since 1980

Mr. Donlon, age 68, retired in 1993 as Chairman of the Board and Chief Executive Officer of the Company with 45 years service as an active employee. Director of Opinac; ONBANCorp., Inc.; and OnBank & Trust Company.

ANTHONY H. GIOIA
-    Chairman and Chief Executive Officer of Gioia Management,
     Inc.
-    Director since 1996
-    Member of Executive, Compensation & Succession, and Nuclear
     Oversight Committees of the Board

Mr. Gioia, age 56, Chairman and Chief Executive Officer of Gioia Management, Inc., a holding company for several companies, including three packaging companies located in Buffalo and Lockport, NY. Mr. Gioia has held his present position since 1987.

DR. PATTI McGILL PETERSON
- Executive Director of the Council for International Exchange of Scholars
-    Director since 1988
-    Member of Executive, Audit (Chairperson), and Corporate
     Public Policy & Environmental Affairs Committees of the
     Board

Dr. Peterson, age 54, Executive Director of the Council for International Exchange of Scholars, a non-profit organization located in Washington, DC. From 1996 to 1997, Dr. Peterson was a Senior Fellow of the Cornell Institute for Public Affairs, Cornell University, Ithaca, NY. Dr. Peterson also served as President of St. Lawrence University from 1987-1996. Prior to that, she was President of Wells College. She holds the title President Emerita at both institutions. Independent Trustee of John Hancock Mutual Funds.

CLASS III DIRECTORS - TERMS EXPIRING IN 2000

LAWRENCE BURKHARDT, III
-    Nuclear Consultant
-    Director since 1988
-    Chairperson of Nuclear Oversight Committee of the Board

Mr. Burkhardt, age 65, independent consultant to the nuclear industry since 1990. Prior to his retirement in 1990, Mr. Burkhardt was employed by the Company and served as Executive
Vice President of Nuclear Operations. Director of MACTEC, Inc., formerly Management Analysis Company.

DOUGLAS M. COSTLE
-    Distinguished Senior Fellow and Chairman of the Board of the
     Institute for Sustainable Communities
-    Director since 1991
     Member of Executive, Audit, Corporate Public Policy &
     Environmental Affairs (Chairperson), and Nuclear Oversight
     Committees of the Board

Mr. Costle, age 58, Distinguished Senior Fellow and Chairman of the Board of the Institute for Sustainable Communities, a non-profit organization located in Montpelier, VT. Mr. Costle has held his present position since 1991. Former Dean of the Vermont Law School in South Royalton, Vermont, and Administrator of the U.S. Environmental Protection Agency. Independent Trustee of John Hancock Mutual Funds.

DONALD B. RIEFLER
-    Financial Market Consultant
-    Director since 1978
-    Member of Executive, Audit, Finance (Chairperson), and
     Nuclear Oversight Committees of the Board

Mr. Riefler, age 70, financial market consultant and advisor to
J. P. Morgan, Florida FSB, Palm Beach, FL, a private banking concern affiliated with J. P. Morgan & Co., Inc. Prior to his retirement in 1991, Mr. Riefler was Chairman of the Market Risk Committee for J. P. Morgan & Co. Incorporated and Morgan Guaranty Trust Company of New York.

STEPHEN B. SCHWARTZ
-    Retired Senior Vice President, International Business
     Machines Corporation
-    Director since 1992
-    Member of Executive, Compensation & Succession
     (Chairperson), and Finance Committees of the Board

Mr. Schwartz, age 63, retired as Senior Vice President of
International Business Machines Corporation in 1992.
Mr. Schwartz joined IBM in 1957 and was elected Senior Vice
President in 1990.  Director of MFRI, Inc.

The information regarding executive officers appears at the end of Part I of this Form 10-K Annual Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors, executive officers, and beneficial owners of more than 10 percent of any class of equity securities or any other person subject to Section 16 ("reporting persons") to file initial reports of ownership and reports of changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Based solely on a review of the copies of such forms and written representations from the Company's directors and executive officers, the Company believes that during the preceding year the reporting persons have complied with all
Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

BOARD OF DIRECTORS' COMPENSATION AND SUCCESSION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The Compensation and Succession Committee of the Board of Directors (the "Committee") is composed entirely of non-employee directors. The Committee has responsibility for recommending officer salaries and for the administration of the Company's officer incentive compensation plans as described in this report. The Committee makes recommendations to the Board of Directors which makes final officer compensation determinations.

This Committee report describes the Company's executive officer compensation policies, the components of the compensation program, and the manner in which 1997 compensation determinations were made for the Company's Chairman of the Board and Chief
Executive Officer, Mr. William E. Davis.

The 1997 Executive Officer Compensation Program was composed entirely of base salary, frozen at 1995 levels, and 1997 grants of stock units and stock appreciation rights ("SARs") made pursuant to the Long-Term Incentive Plan adopted by the Board of Directors on September 25, 1996 (the "LTIP"), as described later in this report.

BASE SALARY

The Committee seeks to ensure that salaries of the Company's officers, including executive officers, remain competitive with levels paid to comparable positions among other U.S. electric and gas utilities with comparable revenues (collectively referred to as the "Comparator Utilities"). The Committee believes that competitive salaries provide the foundation of the Company's officer compensation program and are essential for the Company to attract and retain qualified officers, especially in light of the increasing competition within the industry. Each officer position has been assigned to a competitive salary range. The Committee intends to administer salaries within the 25th to 75th percentiles of practice with respect to those Comparator Utilities. The 1997 average salary of the five named executive officers falls below 25th percentile competitive levels. Since executive officer salaries were frozen at 1995 levels, as a condition for receipt of 1995 stock incentive grants, the competitiveness of annual executive officer compensation is heavily dependent on stock-related incentives in the form of stock units and stock appreciation rights granted under the 1995 Stock Incentive Plan ("SIP") and the LTIP.

1995 STOCK INCENTIVE PLAN

On December 14, 1995, the Board of Directors approved the SIP to promote the success and enhance the value of the Company through the retention and continued motivation of the Company's officers and to focus their efforts toward the execution of business strategies directed toward improving financial returns to shareholders. Awards under the SIP consisted of stock units and SARs. These stock unit grants will be paid in cash in 1998 based on the fair market value of the Company's common stock during the last 12 consecutive trading days in 1997 ($9.922). Under the SIP, dividends are credited (in an amount equivalent to dividends paid, if any, on the Company's common stock) with respect to all stock units granted. These credits are reinvested at the prevailing stock price, thereby increasing the number of stock units payable at the end of the period. No dividends were credited to SIP stock units. The SARs first became exercisable on January 2, 1998, and may be exercised until they expire on December 31, 2002.

The SIP was structured so that any compensation earned by officers during the two-year period 1996 and 1997, other than base salary, will be based on the Company's year-end 1997 stock price and total returns realized by shareholders during this period. Accordingly, participants (including the executive officers listed in the Summary Compensation Table) did not receive any salary increases (except to reflect promotions), annual incentive compensation payments or stock option grants during 1996 and 1997. Generally speaking, SIP grants were structured so that the Company's stock price would have to more than double during this two-year period in order for the total compensation of the participants to approximate median competitive levels.

The Committee does not intend to make further SIP grants other than the 1995 stock unit grants which became payable on December 31, 1997 and the 1995 stock appreciation rights grants which became exercisable on January 2, 1998 and expire on December 31, 2002. Long-term incentive grants were made in 1996, 1997, and 1998 under the LTIP described below.

LONG-TERM INCENTIVE PLAN

Because the Committee seeks to provide a continuous program of long-term stock incentives, on September 25, 1996 the Board of Directors adopted the LTIP and approved stock unit and SAR grants for the 1996-1998 period. These stock unit grants will be paid in cash in early 1999. Dividends are credited (in an amount equivalent to dividends paid, if any, on the Company's common stock) with respect to the 1996-1998 stock unit grants, which are reinvested at the prevailing stock price, thereby increasing the number of stock units payable in early 1999. The payment value of the stock units will be based on the average fair market value of the Company's common stock during the last 12 consecutive trading days in 1998. The 1996 LTIP SAR grants first become exercisable on January 2, 1999, and may be exercised until they expire on December 31, 2005.

On January 29, 1997, the Board of Directors approved the grant of LTIP stock units and SARs for the 1997-1999 performance period. These stock units, and accumulated dividend stock units, will be paid in early 2000 based on the average fair market value of the Company's common stock during the last twelve consecutive trading days in 1999. The SARs first become exercisable on January 2, 2000, and can be exercised until they expire on December 31, 2006.

The size of both the 1996-1998 and 1997-1999 LTIP stock unit and SAR grants were determined, based on the price of the Company's common stock at the time these grants were made, so that the combination of the officers' current salaries plus the grant date present value of SIP, and LTIP grants for the 1996-1998 and 1997-1999 performance periods, would approximate the 50th percentile of comparator utility total compensation practice for the three-year period 1995 through 1997. The competitiveness of the actual compensation realized from SIP and the 1996-1998 and 1997-1999 LTIP grants is dependent on the market value of the Company's common stock at the end of 1997, 1998, and 1999.

The Board of Directors also approved a January 19, 1998 grant of LTIP stock units and SARs for the period 1998-2000. These stock units, and any accumulated dividend stock units, will be paid in early 2001 based on the average fair market value of the Company's common stock during the last 12 consecutive trading days in 2000. The SARs will first become exercisable on January 2, 2001, and can be exercised until they expire on December 31, 2007. The 1998 stock unit and SAR grants were determined so that the average current salary and the average grant date present value of the 1998 LTIP grants for the five named executive officers would approximate the 50th percentile of 1997 comparator utility total compensation practice.

Through the combination of base salary, and, during 1996, 1997 and 1998, stock unit and SAR grants, the Committee seeks to focus the efforts of officers toward improving, annually and over the longer-term, the financial returns for the Company's shareholders.

COMPENSATION OF WILLIAM E. DAVIS, CHAIRMAN OF THE
BOARD AND CHIEF EXECUTIVE OFFICER

Mr. Davis became Chief Executive Officer on May 1, 1993. In April
1996, Mr. Davis voluntarily reduced his annual salary from a level of $490,000 to the current level of $450,500. The
Committee has been advised by its consultant that Mr. Davis' 1997 salary falls well below the 25th percentile relative to the Chief
Executive Officers of the Comparator Utilities.  On December 13,
1995, the Board granted Mr. Davis 25,000 stock units and 142,500
SARs, with an exercise price of $10.75, under the 1995 Stock
Incentive Plan. As set forth above, SIP stock units will be paid to Mr. Davis and the other named executive officers in 1998. Mr. Davis'
SIP stock unit and SAR grants were intended to provide competitive total compensation opportunities during the 1996 and 1997 period, depending on the Company's stock price, considering that his salary would not be increased and that he would receive no annual incentive compensation payments and no stock options during this two-year period.

As previously indicated, the Committee and the Board of Directors seek to provide a continuous program of long-term stock incentives beyond 1997 when SIP stock unit grants became payable and SIP SAR grants became exercisable. Accordingly, on September 25, 1996 the Board of Directors approved a grant of 45,000 stock units and 90,000 SARs, with an exercise price of $8.00, for Mr. Davis for the 1996-1998 performance period. On January 29, 1997 the Board of Directors approved a grant of 35,000 stock units and 70,000 SARs, with an exercise price of $10.30, for the 1997-1999 performance period. Both the 1996-1998 and 1997-1999 grants were made under the terms of the LTIP. The size of the 1996-1998 and 1997-1999 LTIP grants for Mr. Davis was determined so that the grant date present value of both grants, in combination with his current salary and his SIP grants, would approximate the 50th percentile for Comparator Utility chief executive officers during the 1995-1997 period. The competitiveness of the compensation Mr. Davis actually realizes from the SIP and LTIP grants is dependent on the market value of the Company's common stock at the end of 1997, 1998, and 1999.

     As previously indicated, the Board of Directors approved a January 19, 1998 grant of LTIP stock units and SARs for Mr. Davis for the period 1998-2000. The size of these grants was determined so that the sum of his current salary plus the grant date present value of the 1998 stock unit and SAR grants would fall approximately midway between the 25th and 50th percentiles of 1997 total compensation practice for electric/gas utilities of comparable size.

The Committee is aware of the limitations that tax legislation has placed on the tax deductibility of compensation in excess of $1 million which is paid in any year to an executive officer. Currently none of the executive officers has received compensation subject to such limitations. The Committee will continue to monitor developments in this area and take appropriate actions to preserve the tax deductibility of compensation paid to executive officers, should this become necessary.

Submitted by the Compensation and Succession Committee of the Board of Directors:

Stephen B. Schwartz, Chairperson
William F. Allyn
Edmund M. Davis
Anthony H. Gioia
Henry A. Panasci, Jr.


EXECUTIVE COMPENSATION

The table below sets forth all compensation paid by the Company for services rendered in all capacities during the fiscal years ended December 31, 1997, December 31, 1996 and
December 31, 1995, to the Chairman of the Board and Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company for the fiscal year ended December 31, 1997.

SUMMARY COMPENSATION TABLE
Fiscal Years 1997, 1996 and 1995
                                      ANNUAL COMPENSATION
                                                                       OTHER
                                                                       ANNUAL
NAME           POSITION          YEAR   SALARY ($)(A)    BONUS($)      COMPENSATION($)(C)

W. E. Davis    Chairman of the   1997     450,501           0            110
               Board and Chief   1996     462,351           0              0
               Executive Officer 1995     473,542           0              0

A. J. Budney, Jr.
               President and     1997     315,002           0            110
               Chief Operating   1996     315,002           0          2,956
               Officer           1995     236,251    50,000(B)        32,727

B. R. Sylvia   Executive Vice    1997     295,001           0            110
               President         1996     295,001           0              0
                                 1995     295,001           0              0


J. W. Powers   Senior Vice      1997      210,190           0            110
               President        1996      211,002           0              0
                                1995      209,251           0              0

D. D. Kerr     Senior Vice      1997      210,001           0            110
               President        1996      210,001           0              0
                                1995      191,085           0              0



                                           LONG-TERM COMPENSATION
                                                    AWARDS
                                           RESTRICTED     SECURITIES        ALL OTHER
                                           STOCK          UNDERLYING        COMPENSATION($)
NAME               POSITION      YEAR      AWARDS ($)(D)  OPTIONS/SARS(#)   (E)

W. E. Davis  Chairman of the   1997      371,875            70,000           42,358
             Board and Chief   1996      360,000            90,000           43,365
             Executive Officer 1995      246,875           152,500           35,729

A. J. Budney, Jr.
             President and     1997      185,938            35,000           16,436
             Chief Operating   1996      180,000            45,000           24,975
             Officer           1995      148,125            76,000           48,541

B. R. Sylvia Executive Vice    1997      117,938            22,200           11,153
             President         1996      114,000            28,500           10,174
                               1995       98,750            49,000           24,832

J. W. Powers Senior Vice       1997       85,000            16,000          187,878
             President         1996      142,000            30,000           30,541
                               1995            0            22,000           58,466

D. D. Kerr   Senior Vice       1997       85,000            16,000            7,953
             President         1996       82,000            20,500            9,415
                               1995       74,063            31,500            7,338

__________________

(A) Includes all employee contributions to the Employees'
    Savings Fund Plan.

(B) 1995 bonus for Mr. Budney represents a bonus for 1995 guaranteed at the time he was hired if earnings per share thresholds were not met under the Officer Incentive
    Compensation Plan (an annual incentive compensation plan adopted by the Board of Directors on December 13, 1990, and suspended for 1996 and 1997 as a condition of participation in the SIP).

(C) 1996 and 1995 Other Annual Compensation for Mr. Budney represents amounts reimbursed for payment of taxes associated with relocation expenses. 1997 Other Annual
    Compensation for Messrs. Davis, Budney, Sylvia and Powers and Ms. Kerr represents amounts reimbursed for payment of taxes associated with non-cash compensation.

(D) In 1995, 57,500 stock units were granted to the above named executive officers pursuant to the SIP adopted by the Board of Directors on December 14, 1995. These stock units vested and became payable on December 31, 1997. No dividend equivalents were credited on these stock units. The 1995 values listed in the table were calculated by multiplying the stock units granted by the closing market price of the company's stock ($9.875) on the date of the grant (December
    31, 1995).

    In 1996, 109,750 stock units were granted to the above named executive officers pursuant to the LTIP adopted by the Board of Directors on September 25, 1996. These grants were made for the three-year period January 1, 1996, through December 31, 1998, and vest and become payable on December 31, 1998. The 1996 values listed in the table were calculated by multiplying the stock units granted by $8.00, the price at the time these stock unit grants were determined. Dividend equivalents, if any, will be credited on these grants and will be paid when the related stock units are paid. For Mr. Powers, the value also includes the value of stock units granted in 1996 under the 1995
    SIP.

    In 1997, 79,600 stock units were granted to the above named executive officers pursuant to the LTIP adopted by the Board of Directors on September 25, 1996. These grants were made for the three-year period January 1, 1997, through December 31, 1999, and vest and become payable on December 31, 1999. The 1997 values listed in the table were calculated by multiplying the stock units granted by $10.625, the price at the time these stock unit grants were determined. Dividend equivalents, if any, will be credited on these grants and will be paid when the related stock units are paid.

    As of the end of the 1997 fiscal year, based on a closing market price of $10.50, Mr. Davis held 105,000 stock units having a market value of $1,102,500; Mr. Budney held 55,000 stock units having a market value of $577,500; Mr. Sylvia held 35,350 stock units having a market value of $371,175;
    Mr. Powers held 25,750 stock units having a market value of $270,375; and Ms. Kerr held 25,750 stock units having a market value of $270,375.

(E) All Other Compensation for 1997 includes: employer contributions to the Company's Employees' Savings Fund
    Plan: Mr. Davis ($4,800), Mr. Sylvia ($4,800), Mr. Powers
    ($4,800), and Ms. Kerr ($4,800); taxable portion of life insurance premiums: Mr. Davis ($13,743), Mr. Budney
    ($2,436), Mr. Sylvia ($3,537), Mr. Powers ($3,528), and Ms.
    Kerr ($1,653); employer contributions to the Company's
    Excess Benefit Plan: Mr. Davis ($8,715), Mr. Sylvia
    ($1,837), Mr. Powers ($560), and Ms. Kerr ($1,500);
    director fees received from Opinac Energy Corporation:
    Mr. Davis ($15,000), Mr. Budney ($14,000), and Mr. Powers
    ($11,000); lump sum payment for accrued, unused vacation upon retirement: Mr. Powers ($62,490); severance allowance paid pursuant to Employment Agreement: Mr. Powers
    ($105,500); personal travel allowance: Mr. Sylvia ($979).











The following table discloses, for the Chairman of the Board and Chief Executive Officer, Mr. William E. Davis and the other named executive officers, the number and terms of SARs granted during the fiscal year ended December 31, 1997.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         INDIVIDUAL GRANTS

_________________________________________________________________

                NUMBER OF      % OF TOTAL
                SECURITIES     OPTIONS/SARS
                UNDERLYING     GRANTED TO
                OPTIONS/SARS   EMPLOYEES      EXERCISE OR
                GRANTED        IN FISCAL      BASE PRICE
NAME            (#)               YEAR           ($/SH)

W. E. Davis        70,000        23.62%          10.30
A. J. Budney, Jr.  35,000        11.81%          10.30
B. R. Sylvia       22,200         7.49%          10.30
J. W. Powers       16,000         5.40%          10.30
D. D. Kerr         16,000         5.40%          10.30


                   EXPIRATION     GRANT DATE
NAME               DATE (A)      PRESENT VALUE($) (B)

W. E. Davis        12/31/2006      249,200
A. J. Budney, Jr.  12/31/2006      124,600
B. R. Sylvia       12/31/2006       79,032
J. W. Powers       12/31/2006       56,960
D. D. Kerr         12/31/2006       56,960
_______________
(A) SARs granted in 1997 under the LTIP become exercisable
    January 2, 2000.  All SARs become exercisable upon a change in control.

(B) The grant date present value of SARs is calculated using the Black-Scholes Option Pricing Model with the following assumptions: market price of the stock at the September 29, 1997 grant date ($10.30); exercise price of rights that expire on December 31, 2006 ($10.30); stock volatility
    (0.2957); dividend yield (2.86%); risk free rate (6.00%);
    exercise term (10 years); Black-Scholes ratio (0.3454); and Black-Scholes value ($3.56) for rights that expire on December 31, 2006. Stock volatility and dividend yield assumptions are based on 36 months of results for the period ending December 31, 1997.



The following table summarizes exercises of options by the Chairman of the Board and Chief
Executive Officer, Mr. William E. Davis, and the other named executive officers, the number of unexercised options held by them and the spread (the difference between the current market price of the stock and the exercise price of the option, to the extent that market price at the end of the year exceeds exercise price) on those unexercised options for fiscal year ended December 31, 1997.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF
                                                 SECURITIES UNDERLYING
                                                 UNEXERCISED OPTIONS/SARS
                                                 AT FISCAL YEAR END (#)
                SHARES
                ACQUIRED ON      VALUE
NAME            EXERCISE (#)     REALIZED ($)   EXERCISABLE    UNEXERCISABLE

W. E. Davis        0                 0              32,625         312,500
A. J. Budney, Jr.  0                 0                   0         156,000
B. R. Sylvia       0                 0              13,000          99,700
J. W. Powers       0                 0               9,000          68,000
D. D. Kerr         0                 0               6,000          68,000


                         VALUE OF UNEXERCISED
                         OPTIONS/SARS AT
                         FISCAL YEAR-END ($) (A)

NAME                        EXERCISABLE UNEXERCISABLE

W. E. Davis                    0           239,000
A. J. Budney, Jr.              0           119,500
B. R. Sylvia                   0            75,690
J. W. Powers                   0            78,200
D. D. Kerr                     0            54,450



_________________

(A) Calculated based on the closing market price of the Company's common stock on December 31, 1997 ($10.50).



NIAGARA MOHAWK POWER CORPORATION
Comparison of Five-Year Cumulative Total Return(1) vs. S&P 500, EEI and Peer Group of Eastern Region Utilities

[ILLUSTRATION OF PERFORMANCE GRAPH--ATTACHED]

                1992        1993        1994        1995        1996        1997

NMPC            100.00      110.46       83.26       60.67       63.07       67.06
S&P 500 Index   100.00      110.08      111.53      153.45      188.68      251.63
EEI Index       100.00      111.66       97.28      123.91      123.13      159.17
Peer Group      100.00      109.15       93.87      124.16      122.02      158.83


Assumes $100 invested on December 31, 1992 in Niagara Mohawk's stock, S&P 500, EEI and Eastern Region utilities. All dividends assumed to be reinvested over the five-year period.

In prior years, the Company has compared its five-year total shareholder returns to a peer group comprised of the 23 eastern region utilities listed below. In future years, the Company intends to compare its total shareholder returns to the Edison Electric Institute Combination Gas and Electric Investor-Owned Utilities Index ("EEI Index"), which is a published industry index. In view of the nationwide deregulation of the electric and gas utility industry, the Company believes that a national peer group, such as the EEI Index, is more appropriate than the regional utility peer group used in prior years. Furthermore, the EEI Index is more appropriate since it is composed entirely of combination electric and gas utilites, like Niagara Mohawk.

PEER GROUP OF EASTERN REGION UTILITIES:

Allegheny Energy Inc.                        Delmarva Power & Light Co.
Atlantic Energy, Inc.                        Eastern Utilities Associates
Baltimore Gas & Electric Company             General Public Utilities Corp.
Boston Edison Company                        Keyspan Energy Corp.
Central Hudson Gas & Electric Corp.          Long Island Lighting Co.
Central Maine Power Co.                      National Fuel Gas Company
Consolidated Edison Co. of New York, Inc.    New England Electric System
DQE, Inc.                                    New York State Electric & Gas Corp.

Northeast Utilities
Orange & Rockland Utilities Inc.
PECO Energy Company
PP&L Resources Inc
Public Service Enterprise Group Inc.
Rochester Gas & Electric Corp.
The United Illuminating Company
______________
(1)  Total returns for each Eastern Region Utility were determined in accordance with the
     Securities and Exchange Commission's regulations, i.e., weighted according to each issuer's stock market capitalization.


RETIREMENT BENEFITS

The following table illustrates the maximum aggregate pension benefit, with certain deductions for Social Security, payable by the Company under both the Niagara Mohawk Pension Plan ("Basic Plan") and the Company's Supplemental Executive Retirement Plan ("SERP") to an officer in specified average salary and years-of-service classifications. Such benefit amounts have been calculated as though each officer selected a straight life annuity and retired on December 31, 1997 at age 65. The amount of compensation taken into account under a tax-qualified plan is subject to certain annual limits (adjusted for increases in the cost of living, $150,000 in 1996 and $160,000 in 1997). This limitation may reduce benefits payable to highly compensated individuals.

ANNUAL RETIREMENT ALLOWANCE

3-Year Average       10 Years       20 Years       30 Years
Annual Salary        Service*       Service        Service

 $150,000            $21,090        $ 81,948       $ 81,948
  225,000             23,555         126,948        126,948
  300,000             23,869         171,948        171,948
  375,000             23,869         216,948        216,948
  450,000             23,869         261,948        261,948
  525,000             23,869         306,948        306,948


3-Year Average       40 Years
Annual Salary        Service

 $150,000            $ 81,948
  225,000             126,948
  300,000             171,948
  375,000             216,948
  450,000             261,948
  525,000             306,948

_____________

*Subject to five-year average annual salary.


The credited years of service under the Basic Plan and the SERP for the individuals listed in the Summary Compensation Table are Mr. Davis, 8 years; Mr. Budney, 3 years; Mr. Sylvia, 7 years; Mr.
Powers, 34 years; Ms. Kerr, 24 years.

The Basic Plan, a noncontributory, tax-qualified defined benefit plan, provides all employees of the Company with a minimum retirement benefit related to the highest consecutive five-year average compensation. Compensation covered by the Basic Plan includes only the participant's base salary or pay, subject to the maximum annual limit noted above. Directors who are not employees are not eligible to participate.

The SERP is a nonqualified, noncontributory defined benefit plan providing additional benefits to certain officers of the Company upon retirement after age 55 who have 20 or more years of employment. The Committee may grant exceptions to these requirements. The SERP provides for payment monthly of an amount equal to the greater of (i) 60% of monthly base salary averaged over the final 36 months of employment, less benefits payable under the Basic Plan, retirement benefits accrued during previous employment and one-half of the maximum Social Security benefit to which the participant may be entitled at the time of retirement, or (ii) benefits payable under the Basic Plan without regard to the annual benefit limitations imposed by the Internal Revenue Code. Participants in the SERP may elect to receive their benefit in a lump sum payment provided certain established criteria are met.

EMPLOYEE AGREEMENTS

The Company entered into employment agreements with Messrs.
Davis, Budney, Sylvia and Powers and Ms. Kerr, effective as of December 20, 1996, which superseded their prior agreements with the Company. The agreements have a three-year term, and, unless either party gives 60 days prior notice to the contrary, the agreements are extended at the end of each year for an additional year. In the event of a change in control (as defined in the agreement), the agreement will remain in effect for a period of at least 36 months thereafter unless a notice not to extend the term of the agreement was given at least 18 months prior to the change in control. The agreements provide that the executive will receive a base salary at the executive's current annual salary or such greater amount determined by the Company and that the executive will be able to participate in the Company's incentive compensation plans according to their terms. In addition, the executive is entitled to business expense reimbursement, vacation, sick leave, perquisites, fringe benefits, insurance coverage and other terms and conditions of the agreement as are provided to employees of the Company with comparable rank and seniority. Under an amendment to the agreements effective as of June 9, 1997, if an executive has completed eight years of service and attained age 55 at the time of the executive's termination of employment, the executive (and eligible dependents) will be entitled to coverage for medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company on March 26, 1997 for the remainder of the executive's life with all premiums therefore paid by the Company. If an executive has completed eight years of service but has not attained age 55 upon terminating employment, such benefits will be provided when the executive attains age 55.

The employment agreements also provide that the executive's benefits under the SERP will be based on the executive's salary, annual incentive awards and SIP awards, as applicable. Further, if the executive's employment is terminated by the Company without cause (whether prior to or after a change in control), or by the executive for good reason after a change in control, or after completing eight years of service, the agreements provide that the executive will be deemed fully vested under such plan without reduction for early commencement. If the executive is under age 55 at the time of such termination, the executive will be entitled to a fully vested benefit under the SERP upon attaining age 55, without reduction for early commencement.

The agreements restrict under certain circumstances prior to a change in control the executive's ability to compete with the Company and to use confidential information concerning the Company. In the event of a dispute over an executive's rights under the executive's agreement following a change in control of the Company, the Company will pay the executive's reasonable legal fees with respect to the dispute unless the executive's claims are found to be frivolous.

If the executive's employment is terminated by the Company without cause prior to a change in control (as defined in the agreement), the executive will be entitled to a lump sum severance benefit in an amount equal to two times the executive's base salary plus an amount equal to two times the greater of the executive's (i) most recent annual incentive award or (ii) average annual incentive award paid over the previous three years (a portion of the value of the SIP awards to the executive will be treated as incentive awards for 1996 and 1997 for this purpose). In addition, the executive will receive a pro rata portion of the incentive award which would have been payable to the executive for the fiscal year in which termination of employment occurs provided that the executive has been employed for 180 days in such fiscal year. In the event of such termination of employment, the executive will also be entitled to continued participation in the Company's employee benefit plans for two years, coverage for the balance of the executive's life under a life insurance policy providing a death benefit equal to
2.5 times the executive's base salary at termination and payment by the Company of fees and expenses or any executive recruiting or placement firm in seeking new employment.

If, following a change in control, the executive's employment is terminated by the Company without cause or by the executive for good reason (as defined in the agreement), the executive will be entitled to a lump sum severance benefit equal to four times the executive's base salary. The executive will also be entitled to the additional benefits referred to in the last sentence of the preceding paragraph, except that employee benefit plan coverage for medical, prescription drug, dental and hospitalization benefits will continue for the remainder of the executive's life with all premiums therefor paid by the Company and coverage under other employee benefit plans will continue for four years. In the event that the payments to the executive upon termination of employment following a change in control would subject the executive to the excise tax on excess parachute payments under the Internal Revenue Code, the Company will reimburse the executive for such excise tax (and the income tax and excise tax on such reimbursement).

In November 1994, the Company entered into a supplemental agreement with Mr. Powers in exchange for his foregoing retirement under the Company's Voluntary Employee Reduction Program and continuing employment with the Company until December 31, 1996. This agreement was modified by an agreement between Mr. Powers and the Company entered into in October 1996 in exchange for his foregoing retirement on December 31, 1996, and continuing employment with the Company for up to 12 additional months. Mr. Powers retired from the Company effective December 31, 1997. Under the agreements, Mr. Powers became entitled to a lump sum payment following the successful closing of the sale of HYDRA-CO Enterprises, Inc., and to a severance allowance equal to one-half of his annual salary in effect on December 31, 1996, which was paid to him in January 1997. The agreements also provide that Mr. Powers would be entitled to (i) a SIP award of 7,500 stock units and 9,500 SARs, which would be fully vested (assuming retirement during 1997) and payable (in the case of stock units) or exercisable (in the case of SARs) on December 31, 1997, (ii) long-term incentive grants equivalent to those provided to other senior vice presidents for the 1996-1998 and 1997-1999 cycles (prorated for his period of service during those cycles), (iii) a lump sum payment for unused vacation for 1995, 1996 and 1997 upon retirement and (iv) "grandfathered" retiree medical coverages in effect on December 31, 1996. Under the agreements Mr. Powers also is entitled to a benefit under the Company's SERP no less than his benefit calculated as of November 1994, and to have the fees he received as a member of the board of directors of Opinac Energy Corporation (or would have received in the event that such fees are eliminated) taken into account in calculating his benefit under this plan period. In January 1997, the Committee agreed that if Mr. Powers elected to receive a lump sum payment of his benefit under the SERP (which he did), it would be based on a discount rate no higher than the applicable discount rate in effect under the plan on December 31, 1996.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive an annual retainer of $20,000 and $1,000 per Board meeting attended. Directors who are not employees and who chair any of the standing Board Committees receive an additional annual fee of $3,000 and those who serve on any of the standing Board Committees, including the chair, receive $850 per Committee meeting attended. The Company also reimburses its directors for travel, lodging and related expenses they incur in attending Board and Committee meetings.

The Board of Directors terminated the Outside Director Retirement Plan effective December 31, 1995. The plan paid annual retirement benefits equal to the annual retainer in effect at the time of retirement to outside directors who retired on or after age 65 with 10 years of service. Directors under age 60 had the present value of their accrued benefits as of December 31, 1995 converted into deferred stock units of equivalent value which become payable upon the director's termination from the Board. Directors age 60 or older were given an election to (1) continue to receive grandfathered retirement benefits based on the annual retainer in 1995, (2) convert the present value of their accrued benefits into deferred stock units, or (3) receive half the grandfathered retirement benefit and convert half the present value of their accrued benefit into deferred stock units. Four directors elected to continue to receive the grandfathered Retirement Plan benefits.

Deferred Stock Units ("DSUs"), administered in accordance with the terms of the Outside Director Deferred Stock Unit Plan adopted by the Board of Directors on December 2, 1996, are paid when a person ceases to be an outside director, either in a lump sum or in five equal annual installments. The first DSU installment payment would be made shortly after the director's service ends and the other installments would be paid on the first through fourth anniversaries of such date, based on the prevailing stock price at that time.

DSUs are credited with respect to any dividends paid during the term of their deferral. Such dividend credits are reinvested into DSUs of equivalent current value based on the prevailing price of the Company's common stock at that time.

Commencing in 1996, and annually thereafter, each outside director is credited with DSUs equal in value to 50% of the prevailing year's annual retainer (60% for Committee Chairs). Accordingly, all outside directors were credited with 1,168 DSUs (1,402 for Committee Chairs) based on a closing stock price of $8.5625 on May 7, 1997. The beneficial stock ownership table in
Item 12, shows the DSUs which have been credited to each of the outside directors under this plan as of March 10, 1998.

The Company provides certain health and life insurance benefits to directors who are not employees of the Company. Each outside director covered under the Company's health care plans contributes approximately 20 percent of the monthly costs associated with these plans. During 1997, the following directors received the indicated benefits under the foregoing arrangements: Mr. Burkhardt ($3,689), Mr. Costle ($3,178), Mr. Edmund Davis ($6,602), Mr. Donlon ($204), Mr. Gioia ($4,077), Dr. Hill ($3,306), Mr. Panasci ($212), Dr. Peterson ($2,361), Mr.
Riefler ($4,856) and Mr. Schwartz ($384). Mr. Burkhardt received a consulting fee of $18,000 during 1997.

COMPENSATION AND SUCCESSION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

Directors Allyn, Edmund Davis, Gioia, Panasci and Schwartz, all of whom are non-employee directors, are the members of the Compensation and Succession Committee.

No person serving during 1997 as a member of the Compensation and Succession Committee of the Board served as an officer or employee of the Company or any of its subsidiaries during or prior to 1997.

No person serving during 1997 as an executive officer of the Company serves or has served as a director or a member of the compensation committee of any other entity that has an executive officer who serves or has served either as a member of the Compensation and Succession Committee or as a member of the Board of Directors of Niagara Mohawk Power Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows the persons (as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to own more than five percent (5%) of the Company's common stock as of December 31, 1997.

                                                   AMOUNT AND NATURE
TITLE OF        NAME AND ADDRESS OF                   OF BENEFICIAL    PERCENT
CLASS           BENEFICIAL OWNER                        OWNERSHIP      OF CLASS

Common Stock    FMR Corp.                               14,441,831(1)    10.00%
                82 Devonshire Street
                Boston, Massachusetts 02109

Common Stock    Fidelity Management Trust Co.           11,829,786(2)     8.19%
                82 Devonshire Street
                Boston, Massachusetts 02109

Common Stock    The Prudential Insurance Company
                 of America                             8,404,245(3)     5.82%
                751 Broad Street
                Newark, New Jersey 07102-3777

(1) Includes 1,873,631 shares with respect to which FMR Corp. has sole voting power and 14,441,831 with sole power to dispose or to direct disposition as reported on Schedule 13G, dated February 14, 1998, filed with the SEC.

(2) The above represents shares in the Company's Non-Represented and Represented Employees' Savings Fund Plans. Fidelity Management Trust Company serves as Trustee. The Trustee will vote all shares of common stock held in the Trusts established for the Plans in accordance with the directions received from the employees participating in the Plans.
      The Trustee will vote shares for which it receives no instructions in the same proportion as it votes shares for which it receives instructions.

(3) Includes 789,900 shares with respect to which Prudential Insurance Company of America has sole voting power; 7,575,445 shares with shared power to vote; 789,900 shares with sole power to dispose or to direct disposition; and 7,614,345 shares with shared power to dispose, as reported on Schedule 13G, dated February 10, 1998, filed with the SEC.

The Company believes that holders of approximately 88.2% of the Company's Common Stock outstanding as of December 31, 1997, elected to hold their shares, not in their own names, but in the names of banking or financial intermediaries. Accordingly, as of that date, 127,431,405 shares were registered in the nominee name of The Depository Trust Company, Cede & Co.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table reflects shares of the Company's common stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of March 10, 1998, by each director of the Company, each of the named executive officers in the Summary Compensation Table below and the current directors and executive officers of the Company as a group. The table also lists the number of stock units credited to directors, named executive officers and the directors and executive officers of the Company as a group as of March 10, 1998, pursuant to the Company's compensation and benefit programs. No voting rights are associated with stock units.


TITLE OF       NAME AND ADDRESS OF           AMOUNT AND NATURE OF        PERCENT
CLASS          BENEFICIAL OWNER              BENEFICIAL OWNERSHIP*       OF CLASS

Common Stock      Directors:
                  William F. Allyn                   1,000                 **
                  Albert J. Budney, Jr.             10,500(1)              **
                  Lawrence Burkhardt, III              452                 **
                  Douglas M. Costle                    500                 **
                  Edmund M. Davis                    2,274                 **
                  William E. Davis                  45,238(2)              **
                  William J. Donlon                 15,343(3)              **
                  Anthony H. Gioia                     500                 **
                  Bonnie Guiton Hill                 1,000                 **
                  Henry A. Panasci, Jr.              2,500                 **
                  Patti McGill Peterson                500                 **
                  Donald B. Riefler                  1,000                 **
                  Stephen B. Schwartz                  500                 **

                  Named Executives:
                  B. Ralph Sylvia                   22,787(4)              **
                  John W. Powers                    26,659(5)              **
                  Darlene D. Kerr                   15,726(6)              **

                  All Directors and Executive
                  Officers (23) as a group         197,260(7)              **



TITLE OF          NAME AND ADDRESS OF                  NUMBER OF
CLASS             BENEFICIAL OWNER                     STOCK UNITS HELD

Common Stock      Directors:
                  William F. Allyn                       9,158(8)
                  Albert J. Budney, Jr.                 72,500(9)
                  Lawrence Burkhardt, III                2,773(8)
                  Douglas M. Costle                      9,551(8)
                  Edmund M. Davis                       26,386(8)
                  William E. Davis                     140,000(9)
                  William J. Donlon                          0
                  Anthony H. Gioia                       2,311(8)
                  Bonnie Guiton Hill                     8,077(8)
                  Henry A. Panasci, Jr.                  2,311(8)
                  Patti McGill Peterson                 11,199(8)
                  Donald B. Riefler                     25,877(8)
                  Stephen B. Schwartz                   11,204(8)

                  Named Executives:
                  B. Ralph Sylvia                       46,450(9)
                  John W. Powers                        25,750(9)
                  Darlene D. Kerr                       36,850(9)

                  All Directors and Executive
                  Officers (23) as a group             569,297


 _______________
 * Based on information furnished to the Company by the Directors and Executive Officers. Includes shares of common stock credited under the Employees' Savings Fund Plan as of March
   10, 1998.
** Less than one percent.
(1) Includes options for 10,000 shares of common stock exercisable within 60 days.
(2) Includes presently exercisable options for 42,625 shares of common stock.
(3) Includes presently exercisable options for 13,333 shares of common stock.
(4) Includes presently exercisable options for 18,000 shares of common stock.
(5) Includes presently exercisable options for 12,000 shares of common stock.
(6) Includes presently exercisable options for 9,000 shares of common stock.
(7) Includes presently exercisable options for 141,083 shares of common stock.
(8) Represents deferred stock units granted pursuant to the Outside Director Deferred Stock Unit Plan. No voting rights are associated with deferred stock units. For additional information regarding deferred stock units, refer to Item
     11. Executive Compensation - "Compensation of Directors".
(9) Represents stock units granted in 1995 pursuant to the SIP and in 1996, 1997 and 1998 pursuant to the LTIP. No voting rights are associated with stock units. For additional information regarding stock units granted to named executives, refer to Item 11.
     Executive Compensation - "Long-Term Incentive Plan").

In addition to the shares of the Company's common stock, Albert
J. Budney, Jr. indirectly owns 100 shares of the Company's
Preferred Stock, 9 1/2% Series.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has nothing to report for this item.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)   Certain documents filed as part of the Form 10-K.

(1)   INDEX OF FINANCIAL STATEMENTS

      Report of Independent Accountants

      Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 1997
      Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
      Notes to Consolidated Financial Statements

      Separate financial statements of the Company have been omitted since it is primarily an operating company and all consolidated subsidiaries are wholly-owned directly or by subsidiaries.

(2) The following financial statement schedules of the Company for the years ended December 31, 1997, 1996 and 1995 are included:

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

(3)   List of Exhibits:

      See Exhibit Index.

(b)   Reports on Form 8-K:

      Form 8-K Reporting Date - October 10, 1997
      Item reported - Item 5. Other Events.
      Registrant filed information concerning the PowerChoice settlement.

      Form 8-K Reporting Date - February 11, 1998
      Item reported - Item 5. Other Events.
      Registrant filed information concerning the January 1998 ice storm.

(c)   Exhibits.

      See Exhibit Index.

(d)   Financial Statement Schedule.

      See (a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
-----------------------------------------------------------------

To the Board of Directors of
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated March 26, 1998 appearing in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP


Syracuse, New York
March 26, 1998


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C            Column D      Column E
------------------------    ----------   ----------------------     ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                   Balance
                             Beginning    Costs and    Other        Deductions     at End
    Description              of Period    Expenses    Accounts         (a)       of Period
------------------------    ----------   ----------  ----------     ----------   ---------
 Allowance for Doubtful
Accounts - deducted from
 Accounts Receivable in
the Consolidated Balance
       Sheets

        1997                  $52,096      $ 46,549  $  3,000 (b)     $39,097     $62,548

        1996                   20,000       127,648       800 (b)      96,352      52,096

        1995                    3,600        31,284    16,400 (b)      31,284      20,000

(a)   Uncollectible accounts written off net of recoveries of $14,416, $12,842, and $10,830 in 1997, 1996 and 1995, respectively.



(b)   The Company increased its allowance for doubtful accounts in 1995 and recorded a regulatory asset of $16,400, which reflects the amount that the Company expects to recover in rates.  In 1996, regulatory asset increased by $800 to $17,200 and in 1997, regulatory asset increased $3,000 to $20,200.


NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(In Thousands of Dollars)

       Column A              Column B           Column C          Column D      Column E
------------------------    ----------   ----------------------   ----------   ---------
                                                Additions
                                         ----------------------
                            Balance at   Charged to  Charged to                 Balance
                             Beginning    Costs and    Other                    at End
    Description              of Period    Expenses    Accounts    Deductions   of Period (c)
------------------------    ----------   ----------  ----------   ----------   ---------
   Miscellaneous
 Valuation Reserves

      1997                  $37,740      $ 2,207    $  -           $ 4,049      $35,898

      1996                   39,426       10,261       -            11,947       37,740

      1995                   29,197       18,719       -             8,490       39,426


(c)   The reserves relate primarily to certain inventory and non-rate base properties.


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

b--NMPC Annual Report on Form 10-K for year ended December 31,
1990; and
c--NMPC Annual Report on Form 10-K for year ended December 31,
1992; and
d--NMPC Annual Report on Form 10-K for year ended December 31,
1993; and
e--NMPC Annual Report on Form 10-K for year ended December 31,
1994; and
f--NMPC Annual Report on Form 10-K for year ended December 31,
1995; and
g--NMPC Annual Report on Form 10-K for year ended December 31,
1996.
h--NMPC Quarterly Report on Form 10-Q for quarter ended March 31,
1993; and
i--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1993; and
j--NMPC Quarterly Report on Form 10-Q for quarter ended June 30,
1995; and
k--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1996;
l--NMPC Quarterly Report on Form 10-Q for quarter ended June 30,
1997; and
m--NMPC Quarterly Report on Form 10-Q for quarter ended September
30, 1997.
n--NMPC Report on Form 8-K dated July 9, 1997; and o--NMPC Report on Form 8-K dated October 10, 1997.

In accordance with Paragraph 4(iii) of Item 601 (b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group during March 1996. The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

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

*3(b)      --By-Laws of NMPC, as amended February 26,
             1998.

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

 4(b)(29)  --Supplemental Indenture dated as of
             April 1, 1992, supplemental to
             Exhibit 4(1).                                   QQQ                 4(b)(78)

 4(b)(30)  --Supplemental Indenture dated as of
             June 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(79)

 4(b)(31)  --Supplemental Indenture dated as of
             July 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(80)

 4(b)(32)  --Supplemental Indenture dated as of
             August 1, 1992, supplemental to
             Exhibit 4(1).                                   RRR                 4(b)(81)

 4(b)(33)  --Supplemental Indenture dated as of
             April 1, 1993, supplemental to
             Exhibit 4(1).                                   h                    4(b)(82)

 4(b)(34)  --Supplemental Indenture dated as of
             July 1, 1993, supplemental to
             Exhibit 4(1).                                   i                   4(b)(83)

 4(b)(35)  --Supplemental Indenture dated as of
             September 1, 1993, supplemental to
             Exhibit 4(1).                                   i                   4(b)(84)




 4(b)(36)  --Supplemental Indenture dated as of
             March 1, 1994, supplemental to
             Exhibit 4(1).                                   d                   4(b)(85)

 4(b)(37)  --Supplemental Indenture dated as of
             July 1, 1994, supplemental to
             Exhibit 4(1).                                   e                   4(86)

 4(b)(38)  --Supplemental Indenture dated as of
             May 1, 1995, supplemental to
             Exhibit 4(1).                                   j                   4(87)

 4(b)(39)  --Agreement dated as of August 16, 1940,
             between CNYP, The Chase National Bank
             of the City of New York, as Successor
             Trustee, and The Marine Midland Trust
             Company of New York, as Trustee.                G                   7-23

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

 10-11     --Master Restructuring Agreement, dated as
             of July 9, 1997, between the Company and
             the sixteen independent power producers
             signatory thereto.                              n                   10.28

 10-12     --PowerChoice settlement filed with the PSC
             on October 10, 1997                             o                   99-9

*10-13     --PSC Opinion and Order regarding approval of
             the PowerChoice settlement agreement with
             PSC, issued and effective March 20, 1998.

*10-14     --Preferred Consent, December, 1997

(A)10-15   --NMPC Officers' Incentive Compensation Plan -
             Plan Document.                                  b                   10-16

(A)10-16   --NMPC Long Term Incentive Plan - Plan
             Document.                                       l                   10-1

(A)10-17   --NMPC Management Incentive Compensation Plan -
             Plan Document.                                  b                   10-17

(A)10-18   --CEO Special Award Plan.                         l                   10-2

(A)10-19   --NMPC Deferred Compensation Plan.                d                   10-16

*(A)10-20  --Amendment to NMPC Deferred Compensation Plan

(A)10-21   --NMPC Performance Share Unit Plan.               d                   10-17

(A)10-22   --NMPC 1992 Stock Option Plan.                    d                   10-18

(A)10-23   --NMPC 1995 Stock Incentive Plan                  f                   10-31

(A)10-24   --Employment Agreement between NMPC and
             David J. Arrington, Sr. Vice President,
             Human Resources, dated December 20, 1996.       g                   10-17

(A)10-25   --Employment Agreement between NMPC and
             Albert J. Budney, Jr., President and
             Chief Operating Officer, December 20, 1996.     g                   10-18

(A)10-26   --Employment Agreement between NMPC and William
             E. Davis, Chairman of the Board and Chief
             Executive Officer, dated December 20, 1996.     g                   10-19

(A)10-27   --Employment Agreement between NMPC and
             Darlene D. Kerr, Sr. Vice President,
             Energy Distribution, dated
             December 20, 1996.                              g                   10-20

(A)10-28   --Employment Agreement between NMPC and
             Gary J. Lavine, Sr. Vice President,
             Legal and Corporate Relations, dated
             December 20, 1996.                              g                   10-21

(A)10-29   --Employment Agreement between NMPC and
             John W. Powers, Sr. Vice President,
             and Chief Executive Officer, dated
             December 20, 1996.                              g                   10-22

(A)10-30   --Employment Agreement between NMPC and
             B. Ralph Sylvia, Executive Vice
             President, Electric Generation and
             Chief Nuclear Officer, dated
             December 20, 1996.                              g                   10-23




(A)10-31   --Employment Agreement between NMPC and
             Theresa A. Flaim, Vice President -
             Corporate Strategic Planning, dated
             December 20, 1996.                              g                   10-24

(A)10-32   --Employment Agreement between NMPC and
             Steven W. Tasker, Vice President -
             Controller, dated December 20, 1996.            g                   10-25

(A)10-33   --Employment Agreement between NMPC and
             Kapua A. Rice, Corporate Secretary,
             dated December 20, 1996.                        g                   10-26

(A)10-34   --Amendment to Employment Agreement between
             NMPC and David J. Arrington, Albert J.
             Budney, Jr., William E. Davis, Darlene D.
             Kerr, Gary J. Lavine, John W. Powers and
             B. Ralph Sylvia, dated June 9, 1997.            l                   10-3

(A)10-35   --Employment Agreement between NMPC and
             William F. Edwards, dated September 25, 1997.   m                   10-4

*(A)10-36  --Employment Agreement between NMPC and
             John H. Mueller, dated January 19, 1998.

(A)10-37   --Deferred Stock Unit Plan for Outside Directors  g                   10-27

*11        --Statement setting forth the computation of
             average number of shares of common stock
             outstanding.

*12        --Statements Showing Computations of Certain
             Financial Ratios.

*21        --Subsidiaries of the Registrant.



*23        --Consent of Price Waterhouse LLP,
             independent accountants.

*27        -- Financial Data Schedule.

-------------------------
(A)   Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.


          1                                                Exhibit 3(b)


    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950

    (As Amended February 26, 1998)

    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950


    (As Amended February 26, 1998)


    Index*


                                 Page                             Page
    Additional Officers            14     Officers                  11
    Adjournments                    4     Place of Meeting           3
    Amendments                     20     President                 12
    Annual Meeting                  2     Procedure          4,9,11,20
    Assistant Officers          13,14     Proxies                    6
    Audit Committee                10     Quorum                   4,9
    Bonds                          15     Record Date               18
    Certificate of Stock           17     Registrar                 17
    Chairman of the Board          12     Resignation                7
    Committees                      9     Scrip                     19
    Compensation                 8,15     Secretary                 13
    Controller                     13     Special Meetings           3
    Corporate Charter               1     Stock                     17
    Corporate Seal                 20     Stockholders' Meetings     2
    Directors                       6     Term of Office          6,12
    Directors' Meetings             8     Transfer Agent            17
    Election                2,6,12,20     Transfers of Shares       18
    Executive Committee            10     Treasurer                 14
    Finance Committee              10     Unanimous Written Consent 11
    Finances                       19     Vacancies                  7
    Fiscal Year                    20     Vice Presidents           13
    General Provisions             19     Voting                     5
    Indemnification; Insurance  15,17
    Inspectors of Election          5
    Lost Stock Certificates        19
    Notices of Meetings        3,8,11

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

    ARTICLE II

    MEETINGS OF STOCKHOLDERS

    Section 1.  Annual Meeting:  The annual meeting of the stockholders
    of  the  corporation  for   the  election  of  directors   and  the
    transaction of such other business as may properly come before it shall be held at such date and time as may be designated by the Board of Directors.

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

    Notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the corporation must be received by the secretary of the corporation at its principal executive office not less than 60 nor more than 90 days prior to the date of the annual meeting; provided, however, that if the date of the annual meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 70 days prior to the date of the meeting, such notice shall be given not more than ten days after such date is first so announced or disclosed. Public notice shall be deemed to have been given more than 70 days in advance of the annual meeting if the corporation shall have previously disclosed, in these by-laws or otherwise, that the annual meeting in each year is to be held on a determinable date, unless and until the Board of Directors determines to hold the meeting on a different date.

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

    Section 3. Place and Notice  of Stockholders' Meetings: Meetings of
    Stockholders  shall  be  held  at  the  principal   office  of  the
    corporation in  the City  of Syracuse, New  York, or at  such other place or places in the State of New  York as may be determined from
    time to time by the board of directors.   For meetings other than  annual
    meetings, the notice shall also state by and at whose direction and for what purpose or purposes the meeting is called. If the manner of giving notice of the meeting is not specified by law or the corporate charter, notice shall be given by mailing, postage prepaid, not less than ten (10) nor more than sixty (60) days before such meeting, a copy of the notice of such meeting, stating the purpose or purposes for which the meeting is called and the time when and the place where it is to be held, to each stockholder of record on the record date established pursuant to Article VII, Section 4 entitled to vote at the meeting at his address as it appears on the stock book of the corporation, unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. If, at any meeting, action is proposed to be taken which would, if taken, entitle shareholders fulfilling the requirements of Section 623 of the New York Business Corporation Law to receive payment for their shares, the notice of such meeting shall also include a statement to that effect.

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


    Section 7. Notice of Meetings of Board of Directors: Notice of each meeting  of  the board  of directors,  stating the time  and place thereof, shall be given to each member of the board by the Secretary, or an Assistant Secretary, by mailing the same, postage prepaid, addressed to each member of the board at his residence to usual place of business not less than three (3) days before the meeting, or by delivering the same to each member of the board personally or to his residence or usual place of business, or by sending the same by telegraph or facsimile transmission to his residence or usual place of business, not less than one (1) day before the meeting. Meetings of the board of directors may also be held at any time and place without notice provided all the members are present at such meeting without protest or, at any time before or after the meeting,
    shall sign a written waiver of notice.   The notice of any meeting of the
    board of directors need not specify the purpose or purposes for which the meeting is called, except as otherwise expressly provided in these by-laws.


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

    Section 6. Unanimous Written Consent: Any action authorized in writing, by all of the members of a committee, and filed with the minutes of the corporation shall be the act of that committee with the same force and effect as if the same had been passed by unanimous vote at a duly called meeting of such committee.

    Section 7. Notice: Unless otherwise provided by resolution of the board of directors or by a vote of a majority of the members of the relevant committee, notice of committee meetings shall be given in the same manner as notice of special meetings of the board of directors is to be given under Article III, Section 7 of the By-Laws.

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


    Section 4. Fixing of Record Date or Closing Transfer Books: The board of directors may fix a day and hour, not more than sixty (60) days prior to the day on which any meeting of stockholders is to be held, as the time as of which stockholders entitled to notice of or to vote at such meeting and at all adjournments thereof shall be determined; and in the event such record date is fixed by the board of directors no one other than the holders of record on such date of stock entitled to notice of or to vote at such meeting shall be entitled to notice of or to vote at such meeting, or unless a new record date be fixed as provided in Article II, Section 7 of these by-laws, any adjournment thereof. The board of directors may at its option, in lieu of fixing a record date as aforesaid, prescribe a period, not exceeding sixty (60) days prior to any meeting of stockholders, during which no transfer of shares on the books of the corporation may be made.

    The board  of directors may fix a day and hour, not exceeding sixty
    (60) days preceding the date fixed for the payment of a dividend or the making of any distribution, or for the delivery of evidences or rights or evidences of interests arising out of any change, conversion or exchange of stock, as a record time for the determination of the stockholders, or stockholders of any class or series, entitled to receive any such dividend, distribution, rights, or interests, and in such case only stockholders of record at the time so fixed shall be entitled to receive such dividend, distribution, rights, or interests, or the board of directors may at its option prescribe a period, not exceeding sixty (60) days prior to the date for such payment, distribution or delivery, during which no transfer of stock on the books of the corporation may be made.


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


    Section 2. Amendment of By-Law Regulating Election of Directors: If any by-law regulating an impending election of directors is adopted or amended or repealed by the board of directors, there shall be set forth in the notice of the next meeting of stockholders for the election of directors the by-law so adopted or amended or repealed, together with a concise statement of the changes made.

EXHIBIT 10-13
-------------

STATE OF NEW YORK
PUBLIC SERVICE COMMISSION


OPINION NO. 98-8


CASE 94-E-0098 -Proceeding on Motion of the Commission as to the
                Rates, Charges, Rules and Regulations of Niagara
                Mohawk Power Corporation for Electric Service.

CASE 94-E-0099 -Proceeding on Motion of the Commission as to the
                Rates, Charges, Rules and Regulations of Niagara
                Mohawk Power Corporation for Electric Street
                Lighting Service.




OPINION AND ORDER ADOPTING TERMS
OF SETTLEMENT AGREEMENT SUBJECT
TO MODIFICATIONS AND CONDITIONS








Issued and Effective:  March 20, 1998

TABLE OF CONTENTS
-----------------

INTRODUCTION

  General Background

  Procedural History

SUMMARY OF THE MRA AND THE SETTLEMENT

EXCEPTIONS

  Master Restructuring Agreement

    1.  Prudence

    2.  Escrow Account

    3.  Steam Host and Power
         Producer Dealings

    4.  Third-Party Releases and
         Ratemaking Presumptions

    5.  Discussion and Conclusion

  PowerChoice Settlement Provisions

    1.  The General Public Interest Standard

    2.  The Settlement's Revenue Decreases

        a.  Exceptions

        b.  Replies

        c.  Discussion

    3.  The Settlement's Duration

    4.  Customer Charges

    5.  Stranded Cost Recovery

        a.  Exceptions

        b.  Replies

        c.  Discussion

TABLE OF CONTENTS
-----------------

    6.  Enron/Wepco Rate Proposals

        a.  Energy Backout Rate

        b.  Niagara Mohawk Energy Sales to ESCOs

        c.  Alternative Residential Rate Design

    7.  Generation Auction Incentives

    8.  Nuclear Generation Facilities

    9.  Niagara Mohawk's Identity
         and Royalty Payments

        a.  Use of the Corporate Name

        b.  Royalty Payments

   10.  Generic and Case-Specific
         Determinations

   11.  State Environmental Quality
         Review Act Findings

   12.  Other Matters

        a.  Cost Allocation Manual
             Review Procedures

        b.  Disclosure of Social Security Numbers

        c.  Future Tax Refunds

        d.  Residential Hydroelectric Allotments

        e.  PULP's Legal Arguments

        f.  Standard Performance Contracts

        g.  Local Taxes and the CTC

        h.  Additional Public Comments

        i.  Recently Settled and Corrected Matters

        j.  Finch's Exceptions

TABLE OF CONTENTS
-----------------

        k.  Recovery of Costs Associated With
             Termination of Gas Transportation
             and Peak Shaving Agreements

        l.  Service Quality Incentive

CONCLUSION

ORDER

APPENDICES

STATE OF NEW YORK
PUBLIC SERVICE COMMISSION

COMMISSIONERS:

  John F. O'Mara, Chairman
  Maureen O. Helmer
  Thomas J. Dunleavy

CASE 94-E-0098 -Proceeding on Motion of the Commission as to the
                Rates, Charges, Rules and Regulations of Niagara
                Mohawk Power Corporation for Electric Service.

CASE 94-E-0099 -Proceeding on Motion of the Commission as to the
                Rates, Charges, Rules and Regulations of Niagara
                Mohawk Power Corporation for Electric Street
                Lighting Service.


OPINION NO. 98-8

OPINION AND ORDER ADOPTING TERMS
OF SETTLEMENT AGREEMENT SUBJECT
TO MODIFICATIONS AND CONDITIONS

(Issued and Effective March 20, 1998)

BY THE COMMISSION:

INTRODUCTION
------------

          On October 10, 1997, Niagara Mohawk Power Corporation (Niagara Mohawk or the company) filed a Settlement Agreement (Settlement) addressing electric rate, corporate structure, and competitive market matters. In addition to the company, the Settlement was executed by Department of Public Service Staff (Staff); the Settling Independent Power Producers (SIPPs); the Independent Power Producers of New York, Inc. (IPPNY); Sithe/Independence Power Partners, L.P.; Multiple Intervenors (MI); the Steam Host Action Group (SHAG); Pace Energy Project; Natural Resources Defense Council; Adirondack Council; Association for Energy Affordability; New York Rivers United; New York State Community Action Association; Joint Supporters by The E Cubed Company; National Association of Energy Services Companies; IBEW Local 97; State Department of Economic Development, Empire State Development Corporation, and the Job Development Authority (jointly
DED); and, the New York Power Authority (NYPA).

          The Settlement includes the Master Restructuring
Agreement (MRA) that Niagara Mohawk entered into with 16 independent power producers to ameliorate the above-market prices the company pays for electricity. Both the Settlement and the MRA are considered in this opinion and order.

GENERAL BACKGROUND

          In 1990, Niagara Mohawk charged among the lowest electricity prices of the investor-owned utilities operating in New York, even taking into account its costs for two nuclear generation plants. However, between 1990 and 1995, the company's average retail prices rose by 25% and some customers experienced 35% increases in their total bills. Several factors contributed to this dramatic change. For one thing, the company's external costs grew rapidly during the early 1990's. By 1995, they had become nearly half of Niagara Mohawk's total costs. In addition, gross receipts and real property taxes increased the company's costs.

          By far, the single largest factor contributing to the company's higher electric prices was increased payments to independent power producers (IPPs) pursuant to power purchase agreements (PPAs) containing prices exceeding the market value of electricity. In 1995, for example, Niagara Mohawk's total payments to IPPs exceeded $1 billion. These payments were expected to increase over the next 20 years at a rate faster than the forecast rate of inflation.

          Niagara Mohawk's financial difficulties have been compounded by economic recession in its service territory. From
1990 to 1995, electric sales did not grow appreciably. Even today, growth lags in comparison with the downstate region. While economic growth, and other factors, have helped to moderate electricity prices elsewhere, Niagara Mohawk's electric rates remain relatively high.

          In 1993, the company began to reduce its internal costs by implementing a substantial work force reduction. Over five years, it managed to decrease its departmental expenses by almost ten percent and capital spending by a third. With respect to external costs, Niagara Mohawk sought to monitor the IPPs' qualifying facility status, to curtail purchases from IPPs, and it requested assurances from the IPPs that ratepayers will ultimately receive the anticipated benefits of front-loaded contracts that were supported in rates. It also sought to limit the amount paid for IPP generation in excess of contract quantities and to eliminate statutory requirements mandating IPP purchases. The company also challenged various property tax assessments and lobbied for legislative tax reforms. While some of its efforts were successful, Niagara Mohawk did not manage to reduce its external costs appreciably.

          Finally, during the 1990's, Niagara Mohawk was under constant pressure to reduce electric prices from customers with access to competitive alternatives. It was also strongly encouraged to stop increasing electric rates.

PROCEDURAL HISTORY

          These cases began in February 1994 when Niagara Mohawk filed a proposal for a traditionally-derived electric rate increase for 1995 and proposed electric price caps for the succeeding four years. The company's 1995 rate proposal was fully litigated; Staff and other parties responded to the company's multi-year rate proposal with alternatives of their own. Following the first round of hearings, new rates were set for 1995 and these proceedings were bifurcated.<F1> We directed Niagara Mohawk to continue to devise an acceptable multi-year plan addressing its rate levels, the company's financial security, customer service quality, and certain regulatory changes needed to stimulate competition in the marketplace.

          During the summer of 1995, the parties met regularly to address these matters. Administrative Law Judge Jeffrey E. Stockholm served as a Settlement Judge and he aided the parties in their efforts to achieve a negotiated resolution of the issues.<F2> Initially, the company provided the parties pertinent information about its financial condition and stated its position on electric restructuring issues.

          In October 1995, Niagara Mohawk submitted, only for settlement discussion purposes, a comprehensive, multi-year rate and restructuring proposal commonly referred to as "PowerChoice".<F3> For the next nine months, the parties continued negotiations and we developed our approach to restructuring New York's electric utilities. In May 1996, the electric service competitive opportunities decision was issued.<F4> Niagara Mohawk was explicitly excepted from the filing requirements of that decision as it had already submitted its PowerChoice proposal.<F5>

          In June 1996, progress in the PowerChoice settlement discussions stalled while Niagara Mohawk focused its efforts on separate negotiations with the IPPs. Completion of these efforts was necessary for Niagara Mohawk to be able to draft a revised PowerChoice proposal for the parties to consider. On July 9, 1997, the company executed the MRA with 16 SIPPs whose 29 PPAs represent more than 80% of Niagara Mohawk's above-market costs.

          Thereafter, on July 23, 1997, the PowerChoice settlement discussions resumed and the company presented a new settlement offer taking into account the MRA. Negotiations facilitated by the Settlement Judge culminated on October 10, 1997 when the Settlement was filed.

          In accordance with the October 17, 1997 ruling that set the schedule for these proceedings, the parties prefiled testimony supporting and opposing the Settlement.<F6> Evidentiary hearings began on November 18, 1997 and ran for three days. Between November 25 and December 4, 1997 public statement hearings were held at ten locations throughout the company's service territory. Oral statements and written comments were received from residential, commercial, and industrial customers and their representatives. Statements and comments were also received from local government officials and participants in the emerging competitive electric market.

          On December 29, 1997, Administrative Law Judge William Bouteiller's recommended decision was issued. The Judge recommended that the MRA be accepted and the financing needed to implement it be approved. He also recommended that the Settlement be adopted subject to three modifications that would shorten it from five to three years, eliminate those customer charge increases that would increase customers' bills, and permit some customers to use on-site generation and to form municipal systems without having to pay some or all of their share of the company's stranded costs.<F7>

          Briefs on exceptions to the recommended decision were filed on January 9, 1998 by Niagara Mohawk; Staff; the State Consumer Protection Board (CPB); the State Department of Law (DOL); the SIPPs; the National Power Lenders Forum (NPLF); MI; SHAG; Norcen Energy Resources Limited (Norcen); DED; IPPNY; the Federal Executive Agencies and the Department of Defense (USEA);<F8> Retail Council of New York and the Buffalo Commercial Building Association (Retail Council); the City of Oswego;<F9> Public Utility Law Project of New York, Inc. (PULP); Enron Capital & Trade Resources Corp. and Wheeled Electric Power Company (Enron/Wepco); Finch, Pruyn & Company, Inc. (Finch); New York State Electric & Gas Corporation (NYSEG); Novus Engineering, P.C.; The Wing Group for the Retail Service Communities; and, the City of Buffalo.<F10>

          Briefs opposing exceptions were filed on January 16, 1997 by all but nine of the parties filing exceptions<F11> and by Central Hudson Gas & Electric Corporation, Long Island Lighting Company, and Rochester Gas and Electric Corporation (jointly Central Hudson/LILCO/RG&E); New York Coalition for On-Site Power Generation (Coalition); ENtrust, LLC; and, ANR Pipeline and Empire State Pipeline.<F12>

SUMMARY OF THE MRA AND THE SETTLEMENT<F13>
-------------------------------------

          The MRA will terminate, restate, or amend 29 PPAs and provide the SIPPs about $3.6 billion in cash,<F14> 46 million shares of Niagara Mohawk common stock, and a portfolio of financial and physical delivery contracts. Currently, the 29 PPAs affect 1800 MW of capacity and, on average, 11,500 gWh of energy per year for the next five years. They require Niagara Mohawk to pay substantially more than it would cost the company either to generate the same amount of electricity or to purchase it from others.

          Initially, the MRA reduces by about 5,000 gWh Niagara Mohawk's annual purchases from the SIPPs and makes this electricity available for purchase in the competitive energy market. Most of the electricity remaining under contract to Niagara Mohawk will be subject to financial instruments that allow generators to participate fully in the competitive market. New contracts for 5,000-8,000 gWh annually will be executed and indexed to the cost of competitive natural gas supplies.

          Various conditions and requirements must be satisfied before Niagara Mohawk and the SIPPs will close the MRA, including the negotiation of restated and amended contracts and their obtaining third-party consents to terminate the existing PPAs and other agreements. The SIPPs expect to enter into new arrangements to restructure their projects economically. Niagara Mohawk must complete its financing arrangements. Both sides must obtain approvals from their boards of directors, shareholders, and partners. While one or more of the SIPPs may, under certain circumstances, drop out of the MRA, Niagara Mohawk remains obliged to close it as long as the company's benefits are not adversely affected by the loss of a particular SIPP.

          The Settlement itself runs for five years. It would reduce average residential and commercial prices by 3.2% during its first three years relative to 1995 levels, including anticipated reductions in the New York State gross receipts tax. Tariff rates for the industrial class would be reduced to below 6/kWh which is a reduction of 25% by 2000. Because some industrial customers are already receiving discounts, not all customers will experience the 25% reduction.

          During the settlement term, Niagara Mohawk could defer certain unanticipated costs (above the forecasted amounts) for environmental remediation, nuclear decommissioning, and changes in governmental requirements. But it would eliminate the existing fuel adjustment clause (FAC) and various other bill surcharge mechanisms.

          In the fourth and fifth years of the settlement period, Niagara Mohawk could file for rate increases, but they would be capped at one percent annually for increases in transmission, distribution, nuclear, customer service costs, and changes in the competitive transition charge (CTC). Beyond this amount, the company's recovery of deferred costs, certain surcharges, and any auction incentive it earns is limited by the rate of inflation.

          The Settlement allows Niagara Mohawk to recover its MRA-related costs. A MRA-related regulatory asset would be established and this liability would be paid off over the next ten years, if not sooner. The Settlement also provides the company a reasonable opportunity to recover its strandable costs; however, Niagara Mohawk has agreed to forgo most of the earnings it would otherwise receive, and the proposed rate plan is premised on the limited recovery of the company's carrying charges for the MRA-related regulatory asset. Thus, the company would absorb over the next five years approximately $2 billion of its stranded costs due to electric industry restructuring by accepting a very low equity return during the Settlement's term. Otherwise, stranded costs are recoverable from all customers through the CTC, other fees, and access charges.

          The Settlement provides for the divestiture of Niagara Mohawk's fossil and hydro generation assets either at auction or by being spun off to a separate entity. If the auction produces viable results, winning bids would be selected within eleven months of Commission approval of an auction plan. The Settlement allows the company to retain for shareholders a percentage of the auction sale proceeds as an incentive to obtain the maximum amount. Niagara Mohawk may keep its generation assets that receive no positive bids at auction.

          The Settlement allows Niagara Mohawk's nuclear facilities to remain with the regulated business while the Commission and the company explore statewide resolutions to nuclear power issues. If this matter is not resolved this way, the company would have to file, no later than 24 months, a plan that analyzes all available solutions for the nuclear facilities, including the feasibility of an auction, transfer, or divestiture. Niagara Mohawk would be allowed to pass through to customers its replacement power costs if a nuclear plant is prudently retired.

          This year, large industrial and commercial customers would have full retail access and, by the end of 1999, all customers would be able to choose their own electricity suppliers. Niagara Mohawk would continue to deliver electricity over its transmission and distribution facilities, and it would continue to be the provider of last resort for customers who do not choose another supplier.

          The Settlement proposes to decrease electric energy charges and to increase the customer charges that residential and small commercial customers pay. While the classes would, on the whole, experience an overall 3.2% revenue decrease, about 44% of residential and 55% of small commercial customers' bills would increase slightly if this Settlement provision were approved.

          Under the Settlement, electric rates would be unbundled into separate charges for transmission, distribution, customer service, electric commodities, and the CTC. Customers will have bundled and unbundled service options, and the ability to choose a fixed or floating CTC. Niagara Mohawk would charge its customers the actual market price for the electricity it provides. Customers who purchase electricity from a competing supplier would see Niagara Mohawk's energy charge "backed out" of their utility bills. Certain customer service costs would also be backed out of customers' bills.

          To ensure that customers obtain quality service from Niagara Mohawk, the Settlement includes an incentive mechanism that exposes the company to up to a $6.6 million loss annually if its performance does not measure up to specified standards. To assist low-income customers, the Settlement requires Niagara Mohawk to expand its Low Income Customer Assistance Program (LICAP) and make it available to all qualified customers.

          The Settlement provides for a third-party administrator for the system benefits charge and $15 million during each of its first three years for demand-side management, research and development, and low-income energy efficiency programs. The Settlement also contains a number of other environmental and public policy provisions, including those concerning the development of an environmental disclosure mechanism, wind and photovoltaic generation, the donation and sale of land holdings of significance to the environment, and the retirement of sulfur dioxide allowances. It also allows the company to operate as a holding company and contains rules for affiliate transactions and standards for competitive conduct. No additional royalty payments for affiliated companies would be required other than those subsumed by the proposed rate plan. The Settlement also addresses tax refunds Niagara Mohawk may receive, and the disposal of certain real estate interests the company no longer needs pursuant to an Occupancy Cost Reduction Initiative.

EXCEPTIONS
----------

MASTER RESTRUCTURING AGREEMENT

          Two parties, PULP and the City of Oswego, except to the Judge's recommendation to accept the MRA and approve the financing needed to execute it. Five other parties--the SIPPs, NPLF, Niagara Mohawk, SHAG, and DED--except to the recommendations about the need for an escrow account to control the payment of the MRA proceeds, and whether we should oversee negotiations between the steam hosts and power producers. Finally, Norcen seeks certain ratemaking presumptions for any costs Niagara Mohawk incurs to obtain third-party releases from the existing PPAs. The parties' arguments are summarized first, followed by a discussion and our conclusions on these matters.

     1.  PRUDENCE

          PULP claims the Settlement's proponents did not demonstrate that the MRA is prudent and that ratepayers should bear its costs. PULP says they failed to meet their burden of proof and that the Judge skirted the issue by limiting his finding. It insists that the MRA's prudence must be addressed directly but, it says, the record is deficient and precludes an affirmative finding.

          PULP believes the proponents should have compared the MRA to other alternatives, including a continuation of the status quo. Because Niagara Mohawk did not provide a quantitative, present value analysis of competing alternatives, PULP claims there is no way of knowing whether it is prudent for the company to incur debt to finance the MRA.

          PULP also objects to the SIPPs acquiring almost 25% of Niagara Mohawk's common stock. It claims such an ownership interest guarantees the SIPPs two seats on the company's board of directors that they could use to influence company decisions.<F15> Rather than support corporate policies that benefit ratepayers, shareholders, and competition, PULP says these directors would favor the SIPPs' interests.

          Instead of obtaining cash and common stock, PULP considers it preferable that the SIPPs receive utility debt, such as notes and bonds. Alternatively, it contends Niagara Mohawk should have followed through with its plan to acquire the SIPPs' facilities through eminent domain proceedings. PULP fears that the SIPPs will use their MRA proceeds to purchase Niagara Mohawk generating plants at auction and thereby control the price of electricity in the upstate region. If this were to occur, PULP says, it would defeat our efforts to establish a competitive electricity market.

          Finally, PULP challenges any suggestion that Niagara Mohawk must take steps to avoid bankruptcy now. It insists that the company has cash resources to sustain it to the year 2000 and there is ample time for Niagara Mohawk to strike a better deal than the one presented here. If need be, PULP says, the company could obtain temporary rate relief were a true emergency to arise. Thus, PULP urges that other alternatives be explored, including a merger and consolidation of Niagara Mohawk with another electric distribution company, before the MRA is accepted.

          The City of Oswego also criticizes the MRA, saying it is neither the only alternative nor the best one available. Rather than worry about bankruptcy, the City says an approach should be established to provide sufficient rate reductions for residential customers, to avoid adverse consequences for local municipalities, and to better serve the public interest.

          In response to PULP and Oswego, Niagara Mohawk insists the MRA is prudent, that bankruptcy is the likely alternative, and that corporate insolvency would not serve the public interest.<F16> As to PULP's call for a net present value analysis, the company says the MRA payments are less than those required by the existing contracts and it denies that the MRA's benefits can be determined by this measure alone. In addition to providing financial savings, Niagara Mohawk points out that the MRA permits it to restructure long-term IPP payments and its debt obligations. It also notes that the MRA provides a basis for rate reductions and a quick transition to competition in the generation market. Also, by forgoing a return on the MRA-related regulatory asset, the company says, it will bear a large portion of the costs of the financing without obtaining recovery from ratepayers.

          Niagara Mohawk urges us to reject PULP's alternatives, noting that the MRA was produced through years of litigation and arms length bargaining. The company denies that the SIPPs could gain corporate control with their equity interest since they cannot act in concert in a competitive market, and because any SIPP with more than a two percent equity interest must execute a written agreement to remain independent of the other power producers.

          The SIPPs add that they have neither the intent nor the ability to control Niagara Mohawk's transmission and distribution system, nor can they influence unduly its board of directors. They point to the large number of producers, their diverse ownership and geographical locations, and to the competition among them. Rather than keep their Niagara Mohawk common stock, the SIPPs say it is more likely they will use it to settle creditors' claims.

     2.  ESCROW ACCOUNT

          The SIPPs, NPLF, and PULP except to the Judge's recommendation that the SIPPs provide steam hosts, and others, reasonable assurances of their ability to pay claims and judgments with the MRA-related proceeds and other assets. Absent such assurances, the Judge recommended that we carefully consider the need for an escrow account to serve this purpose.

          The SIPPs agree with the Judge's recommendations concerning other SHAG proposals; however, with respect to the need for any "reasonable assurances," they insist that nothing in the record suggests that they would breach contracts, deplete assets, or attempt to avoid their responsibilities.

          The SIPPs note that detailed contracts control their relationships with the steam hosts and that the contracts were executed by knowledgeable executives. The SIPPs also claim there are ample assets available to meet their obligations,<F17> and that they are required by state and federal law to deal fairly with suppliers, contractors, and creditors.<F18> Given the prevailing contracts and applicable law, the SIPPs insist that no further assurances are needed. They urge us not to provide the steam hosts any new or better rights than those bargained for in the respective contracts.

          NPLF also considers it unwise to require the SIPPs to provide any assurances to steam hosts beyond those in their contracts. It objects to the use of regulatory authority either to obtain additional assurances or to review the adequacy of any assurances due the steam hosts. NPLF says it is better to refrain from overseeing power producer/steam host transactions. According to NPLF, an escrow mechanism, or any similar process, could adversely affect the SIPPs' secured creditors and prevent the MRA's consummation.<F19>

          As to any potential Niagara Mohawk liability to the SIPPs' contractors and suppliers related to the PPAs, the SIPPs say that the MRA provides the company adequate protection because it can insist on adequate releases (or indemnification) or Niagara Mohawk can refuse to close the deal. Niagara Mohawk insists that it is not a party to the SIPPs' dealings with the steam hosts and it has no liability to them. It prefers to remain out of these matters.

          In response to the parties who oppose an escrow account, SHAG insists one is needed to address concerns about the power producers' contract performances, and to protect thousands of jobs in the upstate region it asserts are otherwise at risk. SHAG fears the power producers will pursue a strategy of protracted litigation and force them to incur significant costs that they may not be able to recover without an escrow account. In SHAG's opinion, the assurances the SIPPs have provided to date are inadequate.

          SHAG adds that the applicable state and federal statutes do not preclude limited partnerships from making wrongful distributions--they merely provide an injured party a cause of action against a partner who receives a fraudulent conveyance. SHAG insists that an escrow account is needed to preserve the MRA proceeds before they can be conveyed to others.

          As to the possibility of protracted litigation between IPPs and steam hosts, SHAG says its members cannot afford to incur the operational problems and service interruptions that lawsuits may engender. It also suggests Niagara Mohawk may have to be involved if the disputes go to court. If litigation ensues, SHAG also says there could be job losses and damage to the upstate economy.

          Given that the MRA is, in part, attributable to governmental urgings that the SIPPs modify the existing PPAs, SHAG considers it proper for us to require an escrow account for the benefit of contractors, suppliers, and creditors which would serve the public interest by forestalling economic harm to them. SHAG also doubts that the MRA would unravel if an escrow account were established. It insists that the steam hosts are not seeking to improve their positions or take unfair advantage of the power producers. SHAG concludes, saying the steam hosts have provided reasonable estimates of their costs and damages if the SIPPs cease to perform their contractual duties.

     3.  STEAM HOST AND POWER PRODUCER DEALINGS

          Contrary to the Judge's recommendation, SHAG urges us to oversee the negotiations between SIPPs and steam hosts. It claims only we are in a position to assist the parties and address their concerns. According to SHAG, performance delays, interruptions, and uncertain thermal supplies would adversely affect the steam hosts' competitive positions and their capital investments. It asks us to promote good faith negotiations and determine when SIPPs may terminate service to steam hosts. It also proposes that we address regulatory issues that may arise between the parties and ameliorate the steam hosts' economic losses by exempting them from the CTC, other fees, and access charges, when necessary.

          DED agrees with SHAG that steam hosts should be relieved of the CTC and other charges and fees. It urges that such relief not be limited to SHAG members but also be made available to other similarly situated firms. DED believes Niagara Mohawk should be kept whole by ratepayers for any revenues it loses. DED also argues that steam host relief is important to the State's economy.

          The SIPPs respond that there is little need for us to oversee negotiations with steam hosts. They say there is no strategy to protract negotiations or to assume a litigation stance. The SIPPs point to instances where steam hosts and power producers have reached agreements, and cases where power producers have offered to continue to provide thermal energy under existing contracts. Thus, the SIPPs surmise that only a few steam hosts are threatening the MRA by seeking our involvement in their negotiations.

          In its reply, Niagara Mohawk opposes SHAG's and DED's request that steam hosts be relieved of the CTC and other transition charges. The company highlights its poor financial condition, emphasizes its substantial contribution to the Settlement, and complains that relieving steam hosts of the CTC would unfairly burden the company further. In response to DED's proposal that lost revenues be collected from other customers, Niagara Mohawk points out that residential, commercial, and other industrial customers' rates are already too high and should not be increased further to pick up stranded costs that should properly be allocated to the steam hosts.

     4.  THIRD-PARTY RELEASES AND RATEMAKING PRESUMPTIONS

          Norcen, a natural gas supplier to three SIPPs which has "backstop agreements" with Niagara Mohawk,<F20> considers the MRA imprudent to the extent it does not avoid potential negative effects on third parties such as it. To mitigate the MRA's adverse consequences, Norcen proposed that any costs Niagara Mohawk incurs to obtain third-party consents and releases be presumed to be recoverable in rates. It also proposed that any costs the company incurs to unsuccessfully block third-party rights be presumed to be unrecoverable. The Judge recommended against these presumptions, and Norcen excepts.

          Norcen says its approach does not require any final determinations now and it only provides the company the benefit of rebuttable presumptions. It claims such presumptions are the regulatory norm for circumstances like these and they should be made explicit.

          Next, Norcen says Niagara Mohawk can afford to make payments to third parties even taking its MRA financing costs into account. It suggests that any additional costs be recovered from ratepayers through the CTC.


          Finally, Norcen criticizes the Judge for observing that third parties should look primarily to the SIPPs, and not Niagara Mohawk, for their compensation. In response, it points to the backstop agreements Niagara Mohawk executed and says the company has a direct contractual relationship with Norcen for which it is responsible. If the SIPPs do not cover the full enterprise value created by the PPAs, then Norcen believes Niagara Mohawk should remain liable to third parties that have valid claims against it.<F21>

          In response, Niagara Mohawk urges us not to establish any ratemaking presumptions at this time. The company says they are unnecessary and premature until a court determines that Niagara Mohawk is liable to Norcen. The SIPPs also ask us not to prejudge Norcen's claims against the company. They say the way the MRA works, ratepayers do not have any financial risks or liabilities running to Norcen. Finally, ANR Pipeline and Empire State Pipeline urge that no third-party entities affected by the MRA or the Settlement be given preferential treatment. It says none of the third-party interests should receive any precedence over the others.

     5.  DISCUSSION AND CONCLUSION

          Several parties correctly suggest that the MRA's prudence is the first matter that must be decided in these proceedings because much depends upon this determination. To the MRA's credit, few parties have challenged it even though all recognize this issue as one of the most important in these cases. Only PULP and Oswego present alternatives to the MRA and urge us either to postpone a decision or to explore a different avenue. The other parties who raise issues about the MRA do not challenge it; rather, they either assume it will be implemented and seek to assure that their own interests are protected, or they simply seek our assistance to avoid commercial disputes.

          Beginning with the procedural issues, we find that the record in these cases is sufficiently developed to evaluate the MRA's prudence. The Settlement's proponents executed their responsibilities and fulfilled their burden of going forward by providing direct testimony supporting the reasonableness of the MRA and the Settlement. Such testimony was provided by the Settlement's primary sponsors, including the company, the SIPPs, Staff, and DED.<F22> We also find that the Settlement's opponents were afforded ample opportunity to challenge the MRA's merits and to provide us all the information they consider relevant to the MRA's prudence, including alternatives.

          Turning to the substantive issues, we find that the MRA is a reasonable method to restructure the company's finances and provide Niagara Mohawk the means to provide safe and adequate service, at just and reasonable rates, in New York's emerging competitive electric market. Among other things, the MRA is projected to result in new contracts with IPPs that will afford Niagara Mohawk greater operating flexibility, allowing it to make fewer purchases on a "must take" basis. The new contracts will also give Niagara Mohawk greater flexibility to make purchases from IPPs when needed, at lower per kWh rates. The anticipated cumulative effect of these changes is that Niagara Mohawk, and ultimately ratepayers, will avoid future rate increases previously forecast to total 20% or more over the next few years.<F23>
Indeed, our analysis suggests these new arrangements will yield ratepayer benefits on a net present value basis of approximately $0.5 billion if the future payment streams are discounted at 10%, and more if a lower discount rate were assumed.<F24> Additionally, the MRA permanently resolves many of the most difficult issues recently faced by Niagara Mohawk, short of a utility bankruptcy, which no party advocates.

          Nor are we troubled by Niagara Mohawk using a portion of its common stock to pay the SIPPs. The proponents have convincingly demonstrated that the SIPPs cannot use their combined interests in the company to improperly influence its operations. Were they to attempt to do so, we would investigate any such circumstances and take proper steps to preclude improper manipulations of the competitive market.

          The opponents of the MRA have also failed to establish that there is any serious alternative that would produce the same or greater benefits than the MRA. PULP, for example, suggests a continuation of the status quo, including the prospects for rate increases, is preferable to the MRA because the company might be able to avoid making payments to the SIPPs by moving closer towards bankruptcy. However, we consider PULP's proposal inferior because of its greater risk of rate increases and for courting the uncertain and adverse effects of a Niagara Mohawk bankruptcy on the rates and service of this and other New York utilities. If efforts were made to put off the restructuring of the company's finances, such action would create pressure for higher rates as more uneconomic purchase power obligations came due. It would also leave the steam hosts and other third parties far more vulnerable than they are under the MRA. In any event, we would continue to face the same issues that are before us now as they would not disappear. We could not put off these matters for long and there is no reason to believe any better solution than the MRA would be presented.

          PULP suggests that the SIPPs would accept lower payments if the company were closer to insolvency. However, there is no evidence that the proximity of bankruptcy proceedings would lead to the results PULP envisions. The reorganization of the company in a bankruptcy proceeding would entail great uncertainty, and we are not convinced that the public interest is best served by pursuing any such course.

          However, we are concerned about the effect of the MRA on steam hosts. We agree that it is an important public interest consideration bearing on whether we should approve and find prudent the MRA, because the potential effects on steam hosts could have a substantial impact on the economy in Niagara Mohawk's service territory. If satisfactory arrangements between the SIPPs and steam hosts had not been reached, the public interest would not have been served. Consequently, to the extent such arrangements had not been reached we would not have approved the MRA.

          When we first considered these proceedings in early February 1998, we expressed a strong interest in obtaining prompt resolutions of the issues remaining between the SIPPs and the SHAG members in order to serve the public interest, protect the State's economy, and minimize the risk that the MRA might not close. Such results benefit ratepayers by making clear and certain the company's obligations during the rate plan. Consequently, our Staff assisted these parties and they managed to resolve their private disputes in all cases except one pertaining to Encogen Four Partners, Ltd. (Encogen) and Outokumpu American Brass, Inc. (American Brass). Thus, we are satisfied that acceptable steam host/SIPP arrangements have been reached in all cases except one.

          We hereby find the MRA to be in the public interest and Niagara Mohawk's conduct to be prudent to the extent that satisfactory SIPP/steam host arrangements are reached.
Consequently, if the one outstanding dispute cannot be resolved to the mutual satisfaction of the parties or the Commission, Niagara
Mohawk should not proceed to consummate the MRA as concerns
Encogen.<F25>

          With respect to the parties' exceptions urging us to place the MRA-related proceeds in an escrow account to ensure their availability for steam hosts, the treatment described above adequately addresses these interests. And as to third party claims, we are satisfied that no liabilities will flow to Niagara
Mohawk from the SIPPs' dealings.

          Finally, there is no need for us to adopt any of the ratemaking presumptions that Norcen proposes. We accept Niagara Mohawk's and the SIPP's representations that their resolution of the matters pertaining to Norcen are not expected to result in any additional costs for ratepayers.<F26>

POWERCHOICE SETTLEMENT PROVISIONS

     1.  THE GENERAL PUBLIC INTEREST STANDARD

          Our Settlement Guidelines establish the following standards for assessing a proposed settlement and determining whether it should be approved:

         A desirable settlement should strive for a balance among (1) protection of the ratepayers, (2) fairness to investors, and
         (3) the long term viability of the utility;
         should be consistent with sound
         environmental, social, and economic policies of the Agency and the State; and should produce results that were within the range of reasonable results that would likely have arisen from a Commission decision in a litigated proceeding.

         In judging a settlement, the Commission shall give weight to the fact that a settlement reflects the agreement by normally adversarial parties.<F27>

          The PowerChoice Settlement proponents maintain, and the Judge generally found, that these criteria are satisfied. However, the opponents, principally PULP and the City of Oswego, claim that the Settlement is generally not in the public interest.

          PULP argues that the changes to the rate plan recommended by the Judge demonstrate that the Settlement is not in the public interest. Moreover, PULP contends the Settlement is contrary to law and inconsistent with desirable public policy objectives even if all of the Judge's recommended changes were adopted. Only to the extent PULP's position is accepted in its entirety would this party conclude that the Settlement is in the public interest.

          In general, PULP prefers that restructuring of the electric industry proceed pursuant to legislation. Also, rather than rely on the company's historical operating data and information provided in other proceedings, PULP would prefer that Niagara Mohawk provide more recent financial data and forecasts to set electric rates for 1998 and subsequent years.

          The City of Oswego meanwhile contends a better analysis of the Settlement's impacts on local municipal units is needed before its reasonableness can be determined. Until the Settlement's effects on local business, employment, and municipal revenues are fully known and detailed, the City maintains, the requirements of the State Environmental Quality Review Act (SEQRA) cannot be completed and action on the Settlement should wait.

          Niagara Mohawk responds to PULP's general arguments.<F28> Comparing the Settlement with the vision and goals provided by our Competitive Opportunities decision,<F29> the company observes that the Settlement reduces electric prices, aids the State's economy, creates a competitive market, and provides customers retail access. It also points out that the Settlement was negotiated in full compliance with our rules and guidelines and describes it as properly balanced, protecting ratepayers and investors and helping ensure the company's long-term viability. All of this is demonstrated, according to the company, in the Settlement's specific provisions. And, as a wide range of interests--20 parties in all--have endorsed the Settlement, Niagara Mohawk says, this is strong proof that the public interest and the State's environmental, social, and economic policies are well served by the Settlement.

          Niagara Mohawk also points to the Settlement's specific benefits to refute PULP. The company points, for example, to the rate reductions for all customer classes, lower energy charges approaching marginal costs, and cost-based customer charges. It highlights as well the Settlement's few cost deferrals and surcharges, and the elimination of the fuel adjustment clause.

          Niagara Mohawk also contends the Settlement will achieve electric generation competition because the divestiture of its non-nuclear facilities will end its vertical integration and control over the generation market. In the next two years, the company goes on, energy suppliers will move into the industrial, commercial, and residential sectors and, by the end of 1999, all customers will be able to choose their own unbundled energy services.

          Niagara Mohawk contends, as well, that the public interest is served by its corporate and financial structure changes ending the current arrangements with the SIPPs, allowing competitive markets to form, and segregating monopoly services from competitive ventures. The company says it expects to halt its financial deterioration, avoid bankruptcy, and recover uneconomic stranded costs without disturbing the operation of the competitive marketplace. And it will abide by the rules governing affiliate relationships and protecting competitive conduct.

          In sum, according to the company, no other alternative provides as much benefit and serves the public interest as well as the Settlement. No other party, it says, has laid out an alternative approach that accomplishes as much as the Settlement. Any continuation of the status quo, the company warns, will require rate increases to cover its rising costs. Finally, Niagara Mohawk points to the low earnings it will experience for the next three to five years as convincing proof that it is making every effort to serve the public interest through this Settlement.

          Responding to the City of Oswego, Niagara Mohawk contends its electric rates in a competitive market should not be made to cover the cost of government services for localities that may lose tax revenues due to electric industry restructuring.
The company also maintains that, on the whole, the Settlement will provide substantial economic and social benefits for the entire service territory by creating new business opportunities, generating jobs, and promoting economic development. In this context, Niagara Mohawk believes the local impacts of concern to Oswego do not provide good reason to forgo the sale of the company's generation facilities, which is essential to electric generation competition.

          Many of PULP's and Oswego's public interest criticisms and concerns are discussed below in the context of our issue-specific findings and in the overall discussion and conclusion at the end of this opinion and order. These include, for example, those about the Settlement's proposed rate design, the adequacy and fairness of the proposed rate reductions, and compliance with SEQRA. At this point, however, we observe that legislative action, while possible, is not necessary for us to evaluate the Settlement's reasonableness or to implement its terms. Furthermore, legislation proposed to date does not provide the level of benefits created by the Settlement. Also, it is not necessary for us to have more recent financial results and forecasts in order to evaluate the Settlement's reasonableness. Staff conducted an examination of the company's financial condition over the Settlement term which provides us an ample basis for evaluating the Settlement's rate plan. In sum, we conclude that the Settlement, as modified and conditioned by this opinion and order, is in the public interest.

     2.  THE SETTLEMENT'S REVENUE DECREASES

         a.  EXCEPTIONS

          CPB, PULP, and Retail Council consider the 3.2% revenue decreases proposed for the residential and small commercial customer classes to be too small and urge that the classes receive greater decreases.

          CPB excepts to the Judge's recommendation against the ratemaking adjustments it proposed. At a minimum, CPB believes a 5.2% revenue decrease should apply to these classes and it can be achieved by reducing the company's bad debt expense, increasing the forecast of electric sales, and increasing the amortization period for the MRA-related regulatory asset. Several other parties also propose changes in the amortization of the MRA-related regulatory asset or in the term of the MRA debt financing.<F30>

          CPB says residential and commercial customers expect to see lower rates from the changes in the electric industry. CPB notes that these customers experienced substantial rate increases in recent years and it remains unpersuaded that a valid cost basis exists to raise customer charges now.<F31> Lower prices for residential and small commercial customers, CPB says, would help to improve the economic condition of the service territory. It also believes that Niagara Mohawk's long-term financial viability would improve were lower electric prices implemented for all customers.

          Retail Council and PULP complain about the disparity in the revenue decreases the Settlement would provide to large industrial and commercial customers, on the one hand, and to small commercial and residential customers, on the other. PULP believes there are sufficient programs currently available to provide electric rate relief to large industrial customers and the Settlement's provisions are not needed.

         Retail Council argues that the Settlement's industrial rate provisions are flawed and the record does not support disparate rate reductions for the various classes. According to it, economic development and business growth are more apt to come from the commercial and service sectors than from industry. Assuming there are insufficient funds to provide large decreases for the commercial and service sectors, Retail Council contends that all classes should receive comparable revenue reductions.

          If any customers are to receive disparate rate reductions, PULP urges that low-income customers' rates be reduced by 25%. It says these customers are the neediest and least able to afford even modest bill increases.

         b.  REPLIES

          In response to CPB's proposal for larger revenue decreases, Staff and the company say there are no funds available to finance such reductions. They also say any extension of the payment period for the MRA-related debt or the amortization period of the regulatory asset is undesirable. According to Staff, an extension would only shift these costs to future ratepayers and increase the total amount (and the interest payments) ratepayers would have to pay. Staff urges that the company's cash flow not be adversely affected, and the company agrees that its cash flow is needed to sustain its operations.

          Niagara Mohawk says an extension of the MRA financing is contrary to strandable cost minimization and would unnecessarily extend the transition to competition. The company also contends an extension of the financing period would be unfair to it to the extent it agreed to give up some earnings for the next few years on the condition it can repay the MRA-related debt promptly and thus improve its financial condition. The company concludes by saying an extension of the MRA financing could endanger its ability to obtain this financing and thereby upset the Settlement.

          Niagara Mohawk and Staff fail to see any merit in CPB's proposed adjustments to bad debt expense and electric sales. They are unaware of any support for CPB's position on bad debt, and they are concerned about increasing the company's financial risk exposure. As to the projected sales, Staff observes that CPB did not provide its own sales forecast but compared the company's projections with actual sales.

          Niagara Mohawk also challenges CPB's policy arguments for an additional two percent rate decrease for residential customers. It insists that the proposed industrial rate reductions are needed to produce competitive, electric rates, particularly if NYPA sales are ignored. The company also disputes the extent to which small businesses can reasonably be expected to drive the upstate economy and provide economic growth. Given that the upstate area remains vulnerable to loss of load and usage reductions from industrial and large commercial accounts, the company insists that the Settlement's industrial rate reductions are of paramount importance.

          MI also disputes CPB's claim about the economic advantages of expanding large industry versus smaller businesses. Like Niagara Mohawk, MI contends that existing industrial rates remain unattractive, even taking into account low-cost hydropower that is available in limited quantities to specified customers. MI insists that small businesses, by themselves, cannot rehabilitate the upstate region or provide sufficient amounts of sustained economic growth. It says industrial growth is needed to cure the lag in the State's economy dating back to 1989.

          Staff questions the wisdom of PULP's proposal to use the limited amount of rate reductions available to reduce only low-income customers' rates. Staff contends it would be better to use the amount available to improve the local economy and thereby provide assistance to more customers. Staff also notes that the Settlement's LICAP program, its provider of last resort provisions, the service quality standards, and the revenue reduction for the residential class, all enure to the benefit of low-income customers.

          c.  DISCUSSION

          We agree that the largest possible rate decrease overall, and the decreases for the residential and commercial classes, are important objectives. In recent cases involving other electric companies, we did not approve the parties' proposed settlements until we were satisfied that all reasonable means for obtaining the greatest amount of rate decreases were exhausted. In this case, we are satisfied that a full examination of the company's ability to provide rate decreases was made and it suggests decreases larger than anticipated in the Settlement cannot reasonably be granted at this time. However, to implement the Settlement in a manner that ensures that S.C. 1 (residential) and S.C. 2 (commercial) customers experience the tariff rate reductions projected from the Settlement relative to current rate levels, we shall require the company to reduce its energy charges using as the base year the most current twelve-month period or the 1995 base year levels as set forth in the agreement, whichever base year results in the lowest first year rate level.

          With respect to CPB's proposals to further reduce the company's total revenue requirements based on a forecast of the company's bad debt expense and an increase in the company's projection of future electric sales, we find these projections are too speculative to support any further rate decreases at this time.

          As to various parties' proposals to adjust the term of the MRA financing or extend the amortization of the MRA-related asset on the company's books, we find the Settlement reasonable and adopt it without any change. In reaching this decision, we have balanced the need for reductions in Niagara Mohawk's bundled electric rates with the company's need to be able to finance the MRA and we conclude that the Settlement, as proposed, is fairly balanced.

          Concerning various parties' suggestions that more economic development can be obtained by shifting more of the overall revenue reduction from the industrial customers to the commercial and residential customer classes, we are not persuaded that any such substantial changes should be made. To begin, industrial load is more contestable to the extent industrial customers have a greater ability to shift production. Lower industrial rates help maintain total load and ensure contribution to total costs, benefiting all ratepayers. While it may be true that some economic growth could be stimulated by reducing electric rates for commercial and retail customers more than the amount the Settlement provides, and by reducing the cost of electricity for residential customers, we are not willing to sacrifice the improvements that the Settlement provides in the electric rates for large industrial customers, which provide substantial net employment opportunities in the upstate region. Moreover, if the amount available to reduce rates were used to provide all classes of customers the same percentage reductions, residential and small commercial customers would only see slightly greater reductions--4.3% instead of the Settlement's 3.2% reductions.<F32> In sum, the larger reductions for the industrial class provide a significant opportunity for economic development as well as a contribution to total fixed costs to the benefit of all customers.

          Finally, as to PULP's proposal for a 25% rate decrease for low-income customers, the Settlement's LICAP provisions provide substantial benefits designed to assist needy customers. Before we would entertain a proposal like PULP's, the expanded LICAP program should be fully implemented and its results evaluated. Finally, we conclude implementation of PULP's proposal, with the limited resources available, would provide less benefit to the economy overall in comparison with the Settlement.

     3.  THE SETTLEMENT'S DURATION

          Rather than commit to a five-year settlement term, the Judge recommended that we adopt the Settlement only for three years. He expressed concern about the possibility of electric rate increases in 2001 and 2002, and recommended that the company file in the normal course for any rate increases in either of these years. Niagara Mohawk, Staff, NPLF, MI, and DED except.

          Niagara Mohawk says the period need not be shortened because the Settlement does not assure it any rate relief for 2001 and 2002. The company points out that the Settlement requires it to fully justify any request it makes for these years and it caps the request at one percent for each year. If this limit is not adopted, Niagara Mohawk says ratepayers may otherwise be exposed to greater rate increases.

          Niagara Mohawk also says it negotiated for a reasonably assured revenue stream in the Settlement's fourth and fifth years. Without an assurance of adequate revenues in these years, the company says it would be exposed to higher financial risks than it can stand. It also expresses concern that other important Settlement provisions, including the collection of any generation sale auction incentive and recovery of certain deferred and nuclear generation costs, would be undermined if the Settlement's term were shortened.

          NPLF is also concerned about Niagara Mohawk's financial risks absent the five-year Settlement. It says a shorter period would threaten the viability of the financing needed for the MRA.

          Staff explains that the Settlement does not provide the company automatic rate increases in 2001 or 2002, and it emphasizes the amount Niagara Mohawk may seek in these years is limited.
Staff also contends it is desirable to preserve advantageous Settlement features that apply in the fourth and fifth year, including the service quality incentives, the LICAP enrollment targets, and the affiliate transaction rules and competitive conduct standards.

          MI points out that the Settlement places a "hard cap" on the amount by which rates can increase. While it would have preferred an absolute prohibition on rate increases, MI considers this aspect of the Settlement to be a reasonable compromise. MI also sees benefits in various Settlement provisions for 2001 and 2002, including those concerning optional five-year contracts for large industrial and commercial customers and those allowing certain customers to extend their current contracts for the full Settlement term.<F33>

          DED also supports a five-year Settlement for reasons similar to those already discussed. The provisions for 2001 and 2002 of primary interest to DED are those governing S.C. 11 contracts and the transition plan for the Economic Development Zone Rider.

          In response to these exceptions, various parties continue to state concerns about customers being exposed to higher rates in 2001 and 2002. CPB, Oswego, and PULP, for example, generally favor a three-year rate plan.

          CPB says that even if the rate increases for 2001 and 2002 are not automatic, they remain a real possibility due to the Settlement's provisions. Similarly, PULP says electricity prices for residential customers could escalate significantly under the Settlement due to market changes in energy rates, higher customer charges, company cost increases, deferrals, and surcharges.

          The parties' exceptions are granted and the Settlement will be approved for five years. As many proponents point out, the Settlement offers substantial benefits in the fourth and fifth years. While the Judge is properly concerned about rate stability in the fourth and fifth years, we are satisfied such stability will be afforded by the Settlement. This is because, as some parties point out, any rate increase requests in those years is not automatic and they will be subject to full review. The company's possible rate increases for non-commodity costs are capped at one percent and those increases, together with surcharges and deferral recoveries, are subject to an overall inflation cap. Moreover, our current forecasts suggest the need for increases in these years will not be great and they can be ameliorated by anticipated savings related to recent interest rate reductions.<F34> Finally, we are concerned that shortening the Settlement's term to three years could adversely affect the terms and maturity of the MRA-related debt issues, if not their feasibility overall. In sum, the risks of significant rate increases are sufficiently minimized that the Settlement should be approved for its full term.

     4.  CUSTOMER CHARGES

          The Settlement proposes to increase the customer charges for residential and small commercial customers over the next three years as energy rates decline. For low-use customers, the higher customer charges would increase their electric bills by modest dollar amounts.

          The Judge recommended against any customers experiencing bill increases due to of the Settlement, seeing such results as contrary to the objective of decreasing customers' electricity costs. The company and Staff except, while CPB, DOL, PULP and Oswego oppose the Settlement's proposed customer charge increases and the exceptions.

          The excepting parties insist there are good reasons for the Settlement's rate design provisions. The company, for example, contends it is proper to align energy rates with marginal energy costs. Staff agrees, noting the benefits of economically efficient pricing that customers should see in a competitive energy market.

          The company and Staff points out the customer charge proposal also will help to eliminate the inherent unfairness of large-use customers paying for costs that small-use customers should bear. Niagara Mohawk also emphasizes that it prefers to recover its fixed costs through customer charges so any decline in sales will not affect the recovery of these costs. Given its generally poor financial condition, the resulting revenue stability will help minimize the company's risks.

          Anticipating arguments that customer charges should not be increased for low-income, low-use residential customers who may not be able to afford modestly higher bills, Niagara Mohawk and Staff say LICAP provides them sufficient assistance. Staff also notes that many low-income customers who use large amounts of electricity stand to benefit substantially from the proposed changes.

          Finally, highlighting the Settlement's substantial advantages for average and high-use residential customers, Staff points out that under the Settlement energy charges would decrease by about 17%. It notes that small commercial customers would also see significant energy rate savings. Staff believes that such reductions would improve economic development in the service territory, making it more attractive for small businesses to expand their operations.<F35>

          In response, CPB denies that low-use customer rates and costs are out of line. According to CPB, there is conflicting cost of service evidence on this point and, in a competitive environment, a new study may be needed to adequately address its differences with Staff. On the basis of the cost data CPB would credit, it says that non-heat (low-use) customers are not being subsidized by high-use, electric heating customers. CPB also believes that many low-income, low-use residential customers would experience unacceptable bill increases were the Settlement approved. And it remains concerned that higher minimum bills will lead to lower sales, greater uncollectibles, and customer disconnections.

          Retail Council characterizes the Judge's rate design recommendations as regressive and counterproductive. It urges that the electric bill components be realigned, as the Settlement provides, to more accurately reflect marginal customer and energy costs. In this regard, it says the Settlement's rate design provisions are better than the Judge's status quo recommendations.

          If we adopt any customer charge increases, PULP says we should also adopt its low-income rate proposal. DOL urges us not to allow any bill increases pursuant to the Settlement. Oswego responds to Staff by claiming that many residential customers may be worse off by the Settlement's effects on local employment, disposable income, and municipalities with utility generation facilities.

          The Settlement's proponents have offered valid reasons why it would be beneficial to increase the customer charges applicable to the residential and small commercial customer classes. In previous rate proceedings, we have permitted these charges to increase for many of the reasons that the proponents have advanced here. But this portion of the Settlement has generated substantial public reaction. At a time when we are fostering a transition to competition and economic development, the Settlement's proposed customer charges would have the undesirable effect of increasing the bills for many of the company's residential and small commercial customers. This holds the potential for customer confusion and skepticism about the benefits of competition. In these circumstances, we shall exercise our discretion on this rate design matter and defer a final decision on this aspect of the Settlement until unbundled rates are filed for residential and small commercial customers. No changes from base period levels will be made in these charges for now.

     5.  STRANDED COST RECOVERY

        a.  EXCEPTIONS

          The Judge generally recommends the use of a competitive transition charge (CTC) and a system of access charges and other fees to provide Niagara Mohawk the revenues it needs to pay the stranded costs associated with restructuring its above-market purchase power agreements and divestiture of its fossil generation facilities. However, he also recommends that some amount of stranded cost bypass be allowed for on-site generation and municipalities. Numerous exceptions to these recommendations have been filed by Niagara Mohawk, Staff, MI, PULP, CPB, Enron, Novus, and The Wing Group.

          Niagara Mohawk contends that stranded cost bypass for self-generators and municipalities would be unfair to the remaining ratepayers and would constitute poor public policy. It maintains as well that uneconomic on-site generation should be discouraged and that all customers should pay stranded costs, other than the $2 billion the company will absorb during the term of the Settlement.

          The company observes that the debt needed to finance the MRA can only be obtained if it has sufficient revenues. If any customers are allowed to bypass the CTC, access charges, and other fees, the company contends, the debt market may not be sufficiently assured of Niagara Mohawk's ability to repay the MRA-related debt. This could prevent the financing or result in higher debt costs. The company also doubts that any amount of stranded cost bypass can reasonably be controlled and limited.

          Staff agrees that stranded cost bypass must be prevented in order to finance the MRA. Given the company's already poor financial condition, Staff is concerned about any loopholes for customers to bypass the CTC. Staff also supports access charges and other fees to recover embedded investments and discharge commitments before customers can be allowed to bypass the system. Staff distinguishes between economic and uneconomic on-site generation and notes that only uneconomic alternatives to the company's services are discouraged under the Settlement.

          While MI supports the Settlement, it also believes that customers who have determined that on-site generation is a viable alternative should be allowed to obtain backup service from Niagara Mohawk without paying a CTC, access charges, or other fees. If the Judge's recommendations on this matter were to be adopted, it proposes that the parties devise suitable criteria for an on-site generation program. PULP opposes stranded cost bypass by any customers other than perhaps large industrial and commercial customers who have competitive alternatives.<F36>

          CPB opposes the CTC mechanism altogether, claiming it is anti-competitive. According to CPB, Niagara Mohawk should simply reduce its rates, achieve greater efficiencies, and absorb any stranded costs it cannot recover within these constraints. It fears the company will use the CTC to engage in predatory pricing and thereby harm the competitive market. It is also concerned about the CTC being used to reverse the modest rate decreases that residential and small commercial customers obtain from the Settlement.

          Enron/Wepco oppose the CTC to the extent the level of this charge can vary over time, or "float" pursuant to the Settlement's terms. Like CPB, they say the charge is incompatible with the operation of a competitive market. They contend the floating CTC will be a significant barrier to entry by competitors, precluding them from offering consumers a fixed-price product in competition with Niagara Mohawk's. These parties urge that a fixed CTC be established from the start. They claim customers can be assured of rate decreases without Niagara Mohawk's floating CTC and they point to other settlements that contain fixed CTCs and provide specified rate decreases for bundled service.

          Novus, meanwhile, urges establishment of an on-site generation program that does not have the Settlement's "suppressing" effects. Specifically, it proposes that up to 8 MW of load currently served by Niagara Mohawk be allowed to convert to on-site generation without having to pay access charges. It says this amount of self-generation would have virtually no impact on the company but would allow some beneficial self-generation to develop in the service territory.

          Finally, The Wing Group on behalf of various local communities interested in municipalization, points to substantial amounts of customer dissatisfaction with the rates Niagara Mohawk charges. It urges that all types of on-site generation be exempt from stranded cost recovery.

         b.  REPLIES

          Niagara Mohawk insists that no substantial amount of CTC bypass can be tolerated. Responding to MI, the company says it is inappropriate for this party, as a signatory to the agreement, to support any Settlement modifications, even those proposed by the Judge.

          In response to CPB, Niagara Mohawk reiterates that it will absorb $2 billion of stranded costs and that it should not be asked to absorb any more. Staff says CPB has misconceptions about the proposed CTC and explains that the CTC is included in the company's bundled rates, which will be unbundled and reduced during the Settlement term. According to Staff, the overall Settlement approach enhances competition and does not allow the company to use the CTC to abuse the marketplace.

          The company opposes PULP's proposal for ratepayers and shareholders to share stranded costs as this too would increase the amount of stranded costs for it to absorb. Staff responds to PULP's criticism of the rates applicable to large industrial and commercial customers by stating that the CTC applies to these customers despite any energy discounts they may receive to remain on the electric system.

          Responding to Enron/Wepco, Niagara Mohawk and Staff say a floating CTC guarantees that customers experience fixed and stable prices, which are important to several parties who executed the Settlement and to ratepayers generally during the transition period. The company also says it cannot afford to undercollect stranded costs, and a fixed CTC applicable to all customers would expose it to this risk. Finally, Niagara Mohawk says Enron/Wepco can only speculate that a floating CTC will hinder competition since no one knows how retail marketers will offer their services and products. If it interferes with competition, the company says we can modify the transition process accordingly.

          Staff says that Enron/Wepco only present theoretical arguments against a floating CTC that do not pertain here. Staff insists it is not possible to implement a fixed CTC for all customers immediately without exposing the company to an unacceptable amount of financial risk. Further, Staff argues that Enron ignores the relationship between the wholesale market and retail rates. According to it, the mixture of fixed and floating CTCs provided in the Settlement carefully balances the hedged and unhedged power facing Niagara Mohawk in the wholesale market.
Staff concludes that the Settlement's mix of fixed and floating CTC options represents the best retail package that could be fashioned given the existing and restructured IPP contracts.

          Responding to The Wing Group, Niagara Mohawk says this party cannot credibly oppose the company's recovery of stranded costs given that it is affiliated to a firm that wants full recovery of its strandable costs.<F37>

          Various other parties oppose the company's and Staff's positions and urge that a limited amount of stranded cost bypass be allowed for on-site generation and municipal interests. These parties include Oswego, ENtrust, Coalition, Finch, and Novus. They doubt that a limited amount of CTC bypass for these interests would expose the company to any large risks, and they urge that competition from on-site generation not be precluded. They note that this alternative has been historically available to customers and they claim it should not be forestalled now.

         c.  DISCUSSION

          We previously determined that it is prudent for Niagara Mohawk to execute the MRA in order to reduce the financial burdens due to its uneconomic purchase power contracts with the IPPs. This significant transaction benefits all the company's customers by mitigating a long-standing problem and by making the transition to a competitive generation market possible. A non-avoidable CTC is both an important element to Niagara Mohawk's ability to issue over $3 billion of debt to fund the IPP buyout and a reasonable means to recover the costs of the MRA from all who benefit from it. Were any customers who currently use the company's generation resources able to bypass the CTC, aside from grandfathering self-generation investments already made, this would unfairly require the remaining customers on the system to pay costs which are fairly and properly attributable to departing or bypassing customers. To ensure that the CTC remains manageable, and does not become too large a burden for any group of customers, we will approve the Settlement's terms imposing certain fees in limited circumstances and structuring backup rates to recover stranded costs from on-site generators. We note that the Settlement states that the access fees related to on-site generators taking back-up service are designed to discourage uneconomic bypass. Consistent with this goal, we will require that the company's implementing tariff be designed to avoid any harsh results for customers who can demonstrate that, as of October 10, 1997, they had made a decision to proceed with and had made a substantial investment in on-site generation, effectively grandfathering them from the effects of the new rates.<F38>

          Any municipality that forms its own electric system will be required to pay for the generation facility costs that are attributable to the customers who transfer to municipal service. Consequently, we are granting the Settlement proponents' exceptions concerning stranded cost recovery.<F39>

          With respect to CPB's and Enron/Wepco's concerns about the CTC being anti-competitive, their arguments are unpersuasive. The application of this charge to all customers helps to ensure that all generation will compete on an equal footing, thus furthering development of a competitive market. Through our continuing oversight of the company, and by enforcing applicable Settlement provisions, we shall ensure that Niagara Mohawk does not engage in predatory pricing, or any other anti-competitive behavior during the transition to a competitive market or after a fully competitive market is established. Also, the CTC cannot be rigidly fixed for all customers initially without sacrificing the rate decreases that customers are expecting to see in the company's bundled rates pursuant to the Settlement.

     6.  ENRON/WEPCO RATE PROPOSALS

         a.  ENERGY BACKOUT RATE

          The Judge recommends that we reject Enron/Wepco's proposal to increase the amount to be backed out of Niagara Mohawk's bundled rates when customers obtain commodity services from other marketers. He considered the Settlement's provisions covering this matter adequate for the limited period before the independent system operator (ISO) begins to operate. He saw no need to expend any substantial resources to devise a better administrative method for setting this credit before a fully competitive market emerges. Enron/Wepco except.

          These parties say the Settlement's backout rate is too low and anti-competitive because it does not reflect all the costs that they claim an equally efficient rival would bear. At a minimum, Enron/Wepco urge that the backout rate be adjusted for property taxes, and that the New York Power Pool's (NYPP's) 18% reserve requirement be substituted for the 14% figure the company estimates assumed. They say there is no reason not to use the NYPP's reserve requirements for 1998.

          With respect to property taxes that were excluded from Niagara Mohawk's original estimates, Enron/Wepco attempt to demonstrate how this item could affect the calculation of generation costs. Enron/Wepco say that Niagara Mohawk forecasted $15/kW for capacity without accounting for property taxes. In 1997, the average real estate taxes the company paid on its steam stations was $22.50/kW. Thus, they maintain that an equally efficient competitor should receive a $37.50/kW capacity credit.
In addition to this, Enron/Wepco point to other costs (administrative and general costs, depreciation, and allowances for funds used during construction) excluded from the Settlement's backout rate. In sum, they say the Settlement's backout rate provisions are so low as to preclude rivals from entering the market.

          Enron/Wepco insist that a properly designed backout rate should cover up to three to five years worth of generation costs. But, they say, the Settlement's provisions neither cover the costs for this period nor do they otherwise reflect long-run incremental costs that are more properly used to set backout rates.

          Finally, as a check on Niagara Mohawk's backout rate, Enron/Wepco compared it to the then available backout rate proposal in the NYSEG case. They say that the Judge's recommendations here are inconsistent with those made by a different Judge in the NYSEG case, which they prefer.

          In response, Niagara Mohawk insists that the parties negotiated a proper backout rate, and the forecasts of market prices they relied upon are reliable. It says the long-run incremental cost (LRIC) method Enron/Wepco favor should not be used to administratively set the backout rate because past attempts to do this resulted in much too high prices for independent power production. According to Niagara Mohawk, competition currently exists in the generation market and it requires no stimulation before the ISO operates and the company divests its generation facilities.

          Niagara Mohawk admits that the Settlement's backout rate is low but says it is not because the rate omits costs. It insists that the low backout rate reflects low market prices and a surplus of electricity that is driving energy prices down.

          Addressing property taxes specifically, Niagara Mohawk says the Settlement's backout rate need not be adjusted for this cost because an equally efficient ESCO can purchase electric commodities in the open market and need not build or operate any generation facilities. Thus, an ESCO may never incur any property taxes and, the company says, it would be incorrect to adjust the backout rate for this.

          With respect to NYPP reserve requirements, Niagara Mohawk insists a 14% requirement is reasonable for 1998. It says the current 18% standard is not pertinent because the New York State Reliability Council is expected to only require a 14% reserve when the ISO begins to operate later this year. In any event, Niagara Mohawk says this item has only a small effect on the backout rate.

          Finally, the company says whatever the settlement in the NYSEG case is, it is not good precedent here and its circumstances are distinguishable in any event due to different financial circumstances between the two utility companies.

          Staff criticizes Enron/Wepco's backout rate proposal for not reflecting the current market price of power and as posing a serious risk to the proper development of a competitive market. Like Niagara Mohawk, it observes that marketers purchase power in the open market from competing suppliers at market prices. Because rivals need only incur these market prices, Staff suggests no specific allowance is needed to cover Niagara Mohawk's property taxes or any of its other costs. Staff concludes that it is market prices, not Enron/Wepco's LRIC approach, that provide the proper backout rate.

          The company and Staff are correct that the backout rate proposed here requires no change and this Settlement provision is approved. As the company notes, competition has begun and market-based transactions are occurring. The backout rate is properly pegged to a market price and the forecast of such prices negotiated by the proponents is both reasonable and the only such forecast presented here. Finally, we concur that the financial risks faced by Niagara Mohawk and NYSEG are different--among them being Niagara Mohawk's agreement to accept poor earnings--and, in any event, the NYSEG settlement is not precedental.

         b.  NIAGARA MOHAWK ENERGY SALES TO ESCOS

          Enron/Wepco proposed that Niagara Mohawk be required to sell energy to them and other marketers at the same price backed out of the company's bundled rates. The company responded, saying it would sell to them but only if it had hedged power left from meeting its retail customers' needs. The Judge accepted Niagara Mohawk's response; however, Enron/Wepco continue to urge that the company be unconditionally required to provide them energy at the Settlement back-out rate. They point to the Dairylea pilot program and other utility companies' retail access programs where this approach was used. They say a similar stop-gap measure is needed here so competition can begin without ESCOs incurring losses.

          Niagara Mohawk responds that it may not have sufficient amounts of hedged power to provide electric commodities to ESCOs. And, it says, the company should not be required to bear the financial risk of providing unhedged commodities to marketers.

          Requiring Niagara Mohawk to sell at its backout rate is reasonable only to the extent the company has a sufficiently hedged wholesale supply. And the company is willing to sell to ESCOs up to that point. Beyond it, however, the effect of any such requirement would be to expose the company to an unknown, potentially significant risk, at a time when it is already in a weak position. For this reason, Enron/Wepco's approach is not reasonable here and its exception on this point is denied.

         c.  ALTERNATIVE RESIDENTIAL RATE DESIGN

          The Judge found that the record did not demonstrate sufficiently the merits of Enron/Wepco's alternative rate design for the residential class. He recommended that the proposal be examined further and addressed when the company presents its unbundled tariffs for this class. This approach is similar to the one we adopted in the Orange & Rockland rate restructuring case. Enron/Wepco and Niagara Mohawk except.

          Enron/Wepco urge that their alternative rate design be adopted now since, they believe, they have shown its clear advantages, including additional revenues for Niagara Mohawk. They also say there would be no adverse customer impacts under their proposal as residential customers' total bills would remain the same as those produced by the current rate design. But, they say, customers would benefit from the new design's lower usage-sensitive energy prices.

          On the other hand, Niagara Mohawk excepts to further consideration for the Enron/Wepco proposal when it files unbundled rates. It says the proposal has never been tried or fully analyzed. It also contends that the proposal presents unacceptable financial risks and it fears that no additional revenues would materialize. According to Niagara Mohawk, Enron/Wepco overestimate the price elasticity for the proposed price change. And, the company is not sure that customers would like the alternative design which it considers to be impractical and too costly to administer.

          Enron/Wepco respond by denying their proposal creates any financial risk for the company and they stand by their price elasticity estimates. According to them, there is no good reason to delay a move to lower energy rates, given that customer charges can be adjusted to maintain overall bill levels. They say that a similar approach has worked well in the telecommunications industry and suggest this could also work in the electric industry.

          Staff responds to Enron/Wepco, saying the Judge properly put off their alternative to when the unbundled tariffs are filed. It says this is the best way to deal with the controversy and uncertainty surrounding the proposal.

          We shall adopt the Judge's recommendation to handle this matter just as we did in the Orange & Rockland case.<F40> This rate design proposal is basically the same as the one we previously considered in the Orange and Rockland case, and it has not been adequately developed for us to consider adopting it. The proposal may therefore be raised again by Enron/Wepco and be explored further when unbundled rates for the residential and small commercial customers are filed.

     7.  GENERATION AUCTION INCENTIVES

          The Judge recommends we adopt CPB's proposal to limit the financial incentive payments to Niagara Mohawk when it divests its fossil and hydro-generation facilities to 10% of any gain.
However, contrary to the CPB proposal that the ratepayer share of the sale proceeds be used to fund rate reductions, the Judge recommends instead that it be used to pay off stranded costs. Niagara Mohawk, Staff, IPPNY, CPB, PULP, and Oswego except.

          The company and Staff support the Settlement's auction incentive provisions. Concerning the proposed incentive payments for any sales made below book cost, they insist that the plants' remaining original costs are irrelevant because the auction seeks bids based on future expectations of electric generation costs and revenues, not the plants' historic value. The company also contends that ratepayers are fully responsible for its stranded costs; therefore, they benefit from any proceeds obtained at auction even if the plants are sold at a loss.

          In further support of the Settlement's incentive provisions, the company and Staff claim they properly align ratepayer and shareholder interests and the graduated payment feature reflects the fact that higher bids and sales prices are harder to obtain. Nonetheless, if higher than expected prices are achieved, they say, the Settlement precludes the company from enjoying a windfall. These proponents claim the Judge's proposal lacks these attributes.

          Niagara Mohawk, Staff, and IPPNY also maintain that incentives greater than the Judge proposes are needed to maximize the sale price of the generation facilities. IPPNY notes that the Settlement's auction incentive provisions are designed to discourage the company from rejecting bids and to promote an auction over a spin-off of the generation facilities to another entity.

          These three parties assert that the auction incentive provisions are integral to the Settlement and shareholders expect higher equity earnings, if the auction proves to be successful, in exchange for otherwise accepting lower earnings. Niagara Mohawk also argues it is entitled to the full incentive contained in the Settlement, given its willingness to divest its non-nuclear generation facilities. Similarly, Staff points to the benefits of the company's withdrawal from the State's electric generation market and argues such action warrants a strong incentive.

          CPB excepts to the recommendation that the auction proceeds be used to pay stranded costs. It urges that they be used instead to provide residential and small commercial customers greater rate decreases. Only after larger rate reductions are achieved for these customers would CPB use any auction proceeds to reduce stranded costs. CPB argues that public acceptance of the Settlement can only be gained with larger rate decreases and the auction proceeds provide a painless way to obtain them. It suggests that a similar issue in the Orange & Rockland rate restructuring case was resolved as it proposes.

          PULP is opposed to divestiture by Niagara Mohawk until comprehensive legislation is passed. Alternatively, it urges that additional hearings or proceedings be held concerning the company's generation divestiture plan filed on December 1, 1997.

          Oswego urges that comments on the company's December 1997 divestiture plan not be considered until after we act on the Settlement (a decision already made). However, until the economic and other effects of divestiture of generation facilities are fully evaluated and the impacts on local communities are known, Oswego says we should not find the Settlement to be in the public interest. According to Oswego, Niagara Mohawk has not provided sufficient concessions to warrant as large a financial incentive as the Settlement provides.

          In response to PULP and Oswego, Niagara Mohawk sees no need for further hearings or legislative action. The company also suggests we fully addressed the merits of utility generation divestiture in our Competitive Opportunities decision and argues our prior conclusions are not undermined by the record here.

          In response to Staff and the company, CPB insists that Niagara Mohawk should not receive an incentive for sales made below book value because ratepayers will have to pay for more stranded costs as a result. It argues the company should only be rewarded for obtaining a gain. As to the amount of an incentive the company should be allowed to earn, CPB says a 10% incentive is ample and anything more, in its view, would be excessive.

          We find with respect to Niagara Mohawk's non-nuclear generation units, except for the Oswego facilities,<F41> 15% of any gain the company achieves above net book value is a sufficient and proper incentive for it to obtain the best possible prices for these facilities at auction. As to Oswego's and PULP's procedural proposals, having decided to approve the Settlement with the modifications presented herein, we will next consider Niagara Mohawk's divestiture plan and the parties' comments concerning it. Given the ample record in these proceedings, there is no need for any additional hearings concerning the divestiture of the company's non-nuclear generation facilities.

     8.  NUCLEAR GENERATION FACILITIES

         The Settlement provides that:

         [t]he nuclear assets held by Niagara Mohawk will remain part of [the transmission and distribution company] as a separate business unit until they are either transferred or divested.

         Niagara Mohawk will continue to pursue
         statewide solutions for its nuclear assets through discussions in formation of NYNOC and in any generic proceedings established by the Commission. Statewide solutions for nuclear plants will be explored before other potential solutions.

         Absent a statewide solution, Niagara Mohawk commits to file a detailed plan, analyzing the proposed solutions for its nuclear assets, within 24 months of this Settlement
         Agreement.  The plan will consider the
         feasibility of auction, transfer, and/or divestiture of Niagara Mohawk's nuclear assets. The detailed plan will undergo an appropriate level of Commission review and approval to be concluded on an expedited basis.<F42>

          The Judge recommends approval of this Settlement provision, and NYSEG excepts. Rather than pursue a statewide solution or consider a Niagara Mohawk plan thereafter, NYSEG urges that the company be required to auction its nuclear assets now to resolve this issue expeditiously. It considers the Settlement too open ended and insists that a continuation of the status quo is intolerable and contrary to our goal of obtaining complete divestiture of all utility generation facilities. NYSEG takes no solace in the fact that nuclear generation matters are currently being considered in Case 94-E-0952.

          Niagara Mohawk, Central Hudson/LILCO/RG&E, and Staff respond to NYSEG. The company says the Settlement approach is best because it neither delays the resolution of nuclear matters nor forestalls their proper consideration. It considers Case 94-E-0952 a better place to determine whether a nuclear auction should be pursued.

          The other utility companies agree with Niagara Mohawk on the latter point and dispute NYSEG's assertion that an auction would provide certainty. They say there are regulatory approval problems inherent with an auction that may not be easily resolved.

          Staff responds that the Settlement is neither adverse to nor inconsistent with NYSEG's preference for a nuclear auction because that result is not precluded. Staff insists that all worthy alternatives should be examined in Case 94-E-0952 before a decision is reached.

          It is clear that the disposition of Nine Mile 2 directly involves the other utilities and any resolution would affect each of them. Rather than seek to resolve such matters here, the Settlement properly acknowledges the currently ongoing statewide efforts and provides a reasonable period for Niagara Mohawk to submit its own proposal if the ongoing efforts fail. Moreover, we are considering divestiture of nuclear generation in Case 94-E-0952 and we have no plans to delay that proceeding.
NYSEG's exception is therefore denied.

     9.  NIAGARA MOHAWK'S IDENTITY AND ROYALTY PAYMENTS

         a.  USE OF THE CORPORATE NAME

          Enron/Wepco proposed that Niagara Mohawk's affiliates be precluded from using the corporate name and logo in their marketing, particularly in the company's service territory. The
Judge did not recommend their proposal and these parties except.

          Enron/Wepco say the Niagara Mohawk affiliates will obtain a competitive advantage from using the company name but it does not provide them with any greater efficiency, which should be the primary determinant of whether a competitor succeeds. In contrast, they say, new market entrants will have to expend substantial sums to establish their own brand names. Alternatively, if the affiliates are allowed to use the utility name, Enron/Wepco urge that a royalty be imposed to capture the name's value. These parties say one or the other approach is needed to ensure that affiliates do not dominate the energy services market simply by virtue of their association with the incumbent utility.

          Niagara Mohawk replies that its affiliates should be allowed to use its name. It says the name's value is uncertain but, in any event, its use should not be restricted nor should its affiliates be handicapped from the start. Other potential competitors, according to Niagara Mohawk, are large, well-funded, and fast becoming known to the consuming public. In this context, the company says there is no reason to place it at a competitive disadvantage.

          We are not persuaded that a utility must be denied the use of its name and identity in its own service territory for competitors to be able to enter the market and compete successfully. Whether or not a utility affiliate is known to operate in the same market, competitors will, in any event, have to establish themselves and advertise. The exception is denied.

         b.  ROYALTY PAYMENTS

          The Settlement provides that the rate plan:

         . . .shall be in lieu of any and all
         "royalty" payments that could or might be asserted to be payable by any affiliate or imputed to [Niagara Mohawk] or credited to [Niagara Mohawk] customers at any time, including after the expiration of this Settlement.<F43>

          The Judge recommends that royalty payments not be required during the term of the Settlement because the company's low earnings during this period could reasonably be considered to subsume a royalty. However, he recommends that we not accept this provision to the extent it would exempt the company and its affiliates from making royalty payments indefinitely, even beyond the term of the agreement. The company, Staff, and PULP except.

          Niagara Mohawk says its low earnings under the Settlement and the $2 billion of stranded costs it is absorbing warrants permanent elimination of any royalty. As elsewhere, it insists that this provision is integral to the deal it struck. And it insists that the company's affiliates should not be hindered in their future competitive efforts by having to make any such payments.

          The company believes that changes in the electric industry since the Commission first adopted its royalty policy support the Settlement's approach. It also points to our approval of a recent settlement involving Consolidated Edison Company of New York, Inc. as precedent supporting approval of this Settlement provision.

          For its part, Staff points to the Settlement's affiliate transaction rules and its code of competitive conduct as reasons for eliminating royalty payments. It observes that, once the royalty requirement is dropped and affiliates begin to use the corporate name, it will become more difficult to apply the royalty concept fairly thereafter. Staff therefore argues against any reexamination of this matter at the Settlement's end.

          If Niagara Mohawk forms a holding company, PULP contends unregulated affiliates that use the corporate name and advertise their affiliation should be required to pay royalties to compensate the regulated utility company for the competitive value of this use. The company's current financial condition, according to PULP, is no excuse for not requiring a royalty, especially given that a royalty would be a beneficial source of new revenues. Further, PULP contends Niagara Mohawk should receive substantial royalty payments given that the Settlement allows the company to pay up to $625 million of dividends to a new parent company.

          In response to PULP, Niagara Mohawk argues that the Settlement's corporate structure and dividend payment provisions are reasonable and supported by the record. The company maintains that the rate plan subsumes an unquantified but certain sum to compensate for the use of the corporate name and argues that royalty requirements are fast becoming obsolete in any event. Staff replies that PULP is also incorrect to suggest there will be any additional money available to pay a royalty.

          For its part, CPB urges us not to rule out the possibility of an explicit royalty payment at a later date. It says it is best to reserve the right to examine this issue after the company's current circumstances are resolved and when it can be considered as a matter of long-term policy.

          It is permissible for the proponents of rate settlements to address the issue of royalty charges in any rate plan they submit, as the parties have done here. And, if a rate plan is otherwise acceptable, we would not necessarily reject it if it contained no explicit amount earmarked as such. Instead, we examine a proposed settlement as a whole to determine whether it is reasonable. In this instance, we are satisfied with the rate plan being proposed for the next five years and we see no need to impute or ascribe any additional royalty amounts to the company, either as a matter of general policy or on the basis of arguments presented here. We therefore reject PULP's and Enron/Wepco's exceptions.

          As to whether the company should be subject to any royalty payments subsequent to the rate plan's five-year term, we are adopting the Settlement subject to the condition we will not preclude parties from raising and having the issue considered again, with any royalty to be effective, if ever, after this Settlement ends.

     10.  GENERIC AND CASE-SPECIFIC DETERMINATIONS

          The Judge accepted the Settlement's dividing line between those issues which would be fully resolved here on a company-specific basis and those which would be resolved in generic cases. Enron/Wepco except to this recommendation to the extent the Settlement's affiliate transaction rules and competitive code of conduct would remain in place for the Settlement's term even if intervening generic decisions are different. Similarly, they except to the extent the Settlement would establish specific creditworthiness requirements for ESCOs that operate in Niagara Mohawk's service territory.

          Enron/Wepco contend the negotiations that produced the Settlement should not dictate our policies to foster competition. They complain the Settlement's provisions restrict our flexibility to address competitive market developments, and claim the Settlement's rules are too inflexible, impairing competition and barring us from taking remedial action when necessary. These parties ask that we reserve the right to apply different rules and codes produced on a generic basis.

          As to the Settlement's creditworthiness requirements for ESCOs, Enron/Wepco again claim the provisions will impede competition.<F44> They say the company does not require as much security as it seeks to obtain from ESCOs. Accordingly, they contend these requirements amount to an unfair barrier to entry that should be rejected. The details of implementing retail access, they say, should be the subject of further proceedings rather than be codified by the Settlement.

          Niagara Mohawk responds that the Settlement is intended to protect the company, during its term, from adverse financial impacts that could occur were changes made to our regulatory approach to affiliate relations. Staff observes that the Settlement's standards for competitive conduct do not provide the company any license to act improperly. Staff adds that the Settlement contains procedures for resolving competitor complaints and violations of its standards. Thus, Staff sees no reason why such matters should be referred to a generic proceeding.

          As to the Settlement's ESCO creditworthiness requirements, the company says they are needed to protect against the risk of an ESCO's default, in which case Niagara Mohawk would be obligated to pay for power needed to serve affected customers until they switch to another provider. Staff responds that the Settlement's creditworthiness requirement is commensurate with the company's financial exposure inasmuch as defaulting ESCOs may owe the company for three months or more of service.

          We find no need or reason to disturb the Judge's recommendations on these matters. We find that the Settlement's affiliate relationship rules and its code of competitive conduct are reasonable in the context of the overall agreement. Also, the Settlement's ESCO creditworthiness provisions are justified given the extent of the company's financial exposure. Accordingly, Enron/Wepco's exceptions are denied.

          As a final matter in this category, we note that the Settlement requires all customers in S.C. 3 and above to have an hourly interval meter whether or not they select an alternative energy supplier.<F45> Under the Settlement, such customers would bear the incremental cost of a new meter unless we decided otherwise as a matter of general policy. S.C. 3A and 4 customers already have such meters but S.C. 3 customers may have to obtain them by May 1999.

          We plan to consider, as a generic matter, whether customers should be required to bear the cost of new meters and we may adopt new metering standards for use in 1999. Therefore, Niagara Mohawk customers will not be required to purchase any replacement meters until the standards for 1999 are known.


     11.  STATE ENVIRONMENTAL QUALITY REVIEW ACT FINDINGS

          On May 3, 1996, in conformance with the State Environmental Quality Review Act (SEQRA), we issued a Final Generic Environmental Impact Statement (FGEIS) which evaluated the action adopted in Case 94-E-0952, the generic Competitive Opportunities Proceeding. The individual electric utility companies were subsequently required to provide individual environmental assessments of their restructuring proposals. Niagara Mohawk provided its Environmental Assessment Form (EAF) and SEQRA recommendation on August 26, 1997. The company supplemented its EAF on November 4, 1997 and addressed the environmental implications of Settlement provisions that differed from the company's original proposal. Parties to these proceedings were requested to provide their comments on the supplemented EAF either by December 3, 1997 or with their trial briefs. Comments on this matter were received from various parties, including SHAG, MI, and Oswego.<F46>

          The information provided by Niagara Mohawk in its EAF, the parties' comments and responses, and other information were evaluated in order to determine whether the potential impacts resulting from adopting the Settlement's terms would be within the bounds and thresholds of the FGEIS adopted in 1996. Arguably, all of the potential impacts need not be considered given that some result from Type II exempt rate actions. Nonetheless, the analysis examined all areas in which impacts would reasonably be expected.

          No impacts were found to be associated with the Settlement's treatment of the competitive transition charge (CTC).

          Localized community economic impacts may occur (e.g., due to reduced tax receipts or employment at existing generating stations), but these would be balanced by positive effects in other localities.

          Another potential concern is the possible increase in air pollution that could accompany increased demand for electric energy. It is possible that increases in energy demand will result from the Settlement's decrease in rates and in DSM expenditures:
0.50% average annual increased demand over the 1997-2012 period from the former and 0.13% increased demand from the latter. Each of these incremental growth rates is an upper bound. For example, it is not clear that all of the rate reductions from the Settlement should be attributed to restructuring; and the lower DSM expenditures do not consider ESCO DSM spending. Staff's view is that the actual growth rates will be substantially less than the corresponding rates in the FGEIS (1% annual incremental growth from the "high sales" scenario, and 0.29% from the "no incremental utility DSM" scenario).

          Because of the inherent uncertainty in forecasting future impacts, as a matter of discretion, monitoring of the restructuring and environmental impacts is being implemented and a system benefits charge is being established.

          Based on these analyses, the potential environmental impacts of the Settlement are found to be within the range of thresholds and conditions set forth in the FGEIS. Therefore, no further SEQRA action is necessary. We note, however, that we will act in the future on the company's plan for auctioning its generation assets. Additional SEQRA analysis may be required at that time.

     12.  OTHER MATTERS

          a.  COST ALLOCATION MANUAL REVIEW PROCEDURES

          The Settlement requires Niagara Mohawk to file a cost allocation manual with the Director of the Office of Accounting and Finance that will become effective 30 days after it is submitted if the Director accepts the company's filing.<F47> The Judge recommended that the National Electrical Contractors Association
(NECA) and other interested parties be allowed to examine the company's proposed manual and submit comments to the Director for his consideration.

          On exceptions, Niagara Mohawk says acceptance of the Judge's recommendation would change the Settlement which did not contemplate an opportunity for anyone to submit comments concerning the manual. The company also says it did not expect the Director to approve the manual but merely to accept it for filing purposes. While Niagara Mohawk does not object to NECA inspecting its proposed manual, it is opposed to NECA, or any other party, slowing the process the Settlement envisions.

          We adopt the Judge's recommendation allowing anyone interested in the company's cost allocation manual to submit timely comments to the Director of the Office of Accounting and Finance before he accepts the proposed manual. If need be, the Director can postpone the effective date of the manual, or any subsequently proposed amendments and supplements, beyond the 30-day period stated in the Settlement if additional time is required to consider any comments he receives. If the company submits a proposed manual which the Director considers to be unacceptable, our understanding of the Settlement is that he has the authority to refuse to accept the company's filing. In any event, by allowing parties to file comments we do not intend that there be any delay in this process.

          b.  DISCLOSURE OF SOCIAL SECURITY NUMBERS

          DOL proposed that Niagara Mohawk be required to inform customers in all instances that provision of social security numbers to an ESCO is not necessary to obtain electric service.
The Judge recommended against the proposal.

          On exceptions, DOL urges that customers be notified of their right to decline to provide their social security information and that such action will not adversely affect service. DOL says customers should know that they can keep this information private to avoid its misuse.

          Niagara Mohawk responds that it complies with laws that apply to social security numbers and it knows of no customer who has been injured by having been asked to provide the company this form of identification. It urges us to refrain from imposing new disclosure requirements that neither Congress nor the Legislature has seen fit to impose.

          DOL also presented its concerns about the use of social security numbers in a recent rulemaking proceeding, Case 96-M-0706, in which we changed some of our consumer protection rules to streamline their operation, remove burdens on utility companies, and maintain adequate customer protections. In that case, we said:

         In its comments on the Revised Rulemaking, [DOL] again argues for a prohibition on social security numbers, or that potential customers should at least be informed that disclosure is voluntary and no harmful consequences will come to those who refuse to supply it. [DOL] does not offer any new reasons why the use of social security numbers should be prohibited; we will not revise the proposal on this matter. However, we do agree that potential customers should not be coerced into revealing social security numbers or left with the impression that refusal to reveal a social security number will result in harmful consequences. If customers are asked for a social security number, they should also be made aware that they are not required to give it, and that other identification will be accepted.<F48>

          The rule we adopted applies to this situation and all ESCOs; this statement addresses adequately the concerns DOL raised in these cases.

          c.  FUTURE TAX REFUNDS

          The Settlement seeks to streamline the handling of future tax refunds and deficiency assessments. The company would keep any refunds of up to $500,000 each and it would not be able to recover any liabilities up to this amount. Refunds and liabilities exceeding this amount would be deferred for disposition after the Settlement term.<F49> According to the Settlement, the company would not file a formal notice of the tax refunds it receives nor would additional hearings be convened.<F50>

          In response to DOL's objection to this proposed procedure, the Judge recommended that the company continue to provide formal notice of its refunds and that a decision on whether to hold a hearing be made after such notice is provided. The Judge supported the Settlement's substantive treatment of future refunds and recommended that the company have the benefit of a rebuttable presumption that the Settlement results should apply.

          On exceptions, Niagara Mohawk urges that the Settlement's approach to future refunds be adopted in its entirety. It insists that notice and hearings should not be needed for any refunds under $500,000.

          In response, CPB urges us to preserve the option to hold a hearing in any instance that may warrant one. It agrees with Niagara Mohawk that hearings are not needed for trivial matters but, it says, that should be decided after notice is provided.

          The notice requirements implementing PSL 113(2), set forth at 16 NYCRR 89.3, will be followed since they are not burdensome and we reserve the right to schedule a hearing upon the filing of such notice. However, we will establish a rebuttable presumption that all refunds received during the Settlement's term should be accounted for and applied as the Settlement provides. The Settlement provision is adopted subject to this change or condition.

          d.  RESIDENTIAL HYDROELECTRIC ALLOTMENTS

          PULP objects to the Settlement's method for providing residential customers the benefit of certain low-cost hydroelectric power to which they are entitled. Rather than include this cost in the company's base rates, it would prefer to see hydropower separately stated on customers' bills without any markups. PULP says its approach is consistent with the move to unbundled charges, and it asserts its proposal should be adopted to ensure residential customers receive their full allocation of this low-cost electricity. Essentially, PULP is concerned customers may end up paying more for NYPA hydropower based on its market value.

          The Judge recommended against this proposal because PULP did not show the Settlement would deprive residential customers of any of the benefits of their allocation of this power. PULP excepts, requesting that further proceedings be established at which Niagara Mohawk would prove the Settlement approach is the best means to provide hydropower benefits to residential customers.

          Niagara Mohawk responds, pointing to testimony and other information establishing that residential customers will continue to receive all their hydropower benefits of approximately $45 million per year. Similarly, Staff affirms that unbundling electricity charges will have no impact on the customers' hydropower benefits and they will receive them no matter who is their chosen supplier. Staff notes also that NYPA, the authority charged with the responsibility of administering this power, supports the Settlement, among other reasons, because it ensures residential customers will continue to receive their full hydropower benefits.

          Having considered PULP's points, we find that the Judge's recommendation properly resolves this matter. For the reasons offered by the Judge and the parties, PULP's exception is denied.

          e.  PULP'S LEGAL ARGUMENTS

          PULP excepts to the Settlement's approach for implementing competition in the electric industry and claims we lack authority to implement its provisions. First, it objects to an expansion of LICAP through 2002 because it generally does not include customers who receive public assistance. It claims that these customers should have the same opportunity to obtain favorable credit terms as non-recipients of public assistance and that LICAP violates the Equal Credit Opportunity Act (ECOA).<F51> PULP insists that LICAP coverage of public assistance customers in the Child Assistance Program and the company's willingness to test a pilot program for public assistance customers is not enough to satisfy the ECOA's requirements.

          Next, PULP claims the Settlement's utility generation divestiture provisions would adversely affect the company's ability to provide adequate service, as the company would no longer own and operate facilities needed to supply customers. At most, it believes that the Settlement's proponents should have developed a proposal for comprehensive restructuring legislation rather than pursue generation divestiture through the Settlement.

          Similarly, PULP objects to the Settlement provisions contemplating that ESCOs will sell electricity to the public. PULP insists that they cannot do so without satisfying statutory requirements applicable to electric utility companies. It says all market entrants should be required to provide the customer service and rate protections that public utilities are currently required to provide.

          PULP also says the Settlement's retail access plan is impermissible. Rather than allow the market to set electricity prices, PULP says administrative action must set just and reasonable prices for adequate service. PULP doubts that adequate competition will emerge to protect customers' interests and it would prefer to see legislation establish competition in the electric industry. At a minimum, PULP urges us to condition the Settlement's approval on the formation of an adequate competitive electric market in which no sellers can exercise market power. It objects to any relaxation of the service rules applicable to electric utilities for the benefit of the ESCOs.

          Finally, PULP claims that, before we can establish any competitive opportunities policies, legislation should address the impacts of such changes on municipalities. As tax bases and local employment may suffer, PULP urges legislation be passed to address these matters.

          In response, Niagara Mohawk and Staff insist that PULP is viewing the applicable legal requirements too restrictively and it is ignoring recent case law that supports the approach being used here. Staff also says PULP's legal arguments have already been presented, considered, and rejected.

          With the exception of PULP's challenge to Niagara
Mohawk's LICAP, this party has not presented any new legal arguments or theories that we have not already considered and rejected. They deserve no further consideration here and PULP's exceptions on them are denied for reasons explained elsewhere.<F52>

          As to LICAP, we are satisfied it does not violate the Equal Credit Opportunity Act. To begin, LICAP is not primarily intended to be a mechanism for providing credit to customers. Instead, it is a means for the company to control its uncollectibles and the amount of bad debt it incurs, benefiting all customers. Moreover, even if the ECOA applies, a creditor does not violate the law if a refusal to extend credit to a public assistance recipient is made pursuant to a program otherwise expressly authorized for a class of disadvantaged persons.<F53>
The LICAP proposal targets such a group, while taking into account the limited resources available for such a program in the circumstances presented. Finally, to the company's credit, it has agreed to substantially enlarge the scope of this program and make it applicable to more public assistance recipients. The company has also not ruled out the possibility that a suitable program to decrease arrears and uncollectibles might be developed for other public assistance customers. For all of these reasons, PULP's exceptions to the LICAP recommendations are denied.

         f.  STANDARD PERFORMANCE CONTRACTS

          With respect to system benefits charges (SBC), the Settlement says:

         [n]othing in this agreement will prohibit the Statewide administrator from allocating a significant portion of the total SBC revenues derived from Niagara Mohawk's customers to be disbursed within Niagara Mohawk's service territory through competitive standard performance contracts which provide for stipulated pricing for energy efficiency, consistent with any generic guidelines for SBC expenditures separately developed from this proceeding by the PSC.<F54>

          In its initial trial brief in these cases, NAESCO supported the Settlement's SBC provisions. Pointing to this provision, NAESCO said it supported the competitive distribution of energy efficiency funds through a standard performance contract mechanism with stipulated pricing. The Judge recited NAESCO's position in the recommended decision and MI, another Settlement supporter, excepts.

          MI disputes NAESCO's characterization of the provision and says its clear language does not provide support for standard performance contracts. According to MI, this provision merely preserves the matter for a future generic proceeding and the Settlement would permit such contracts to be used in the Niagara Mohawk service territory if they are allowed as a matter of general policy. NAESCO does not respond to MI's description of this section.

          MI is correct that the Settlement only establishes that the use of standard performance contracts is not barred by the agreement. Whether such contracts should be employed remains open for further consideration.

         g.  LOCAL TAXES AND THE CTC

          The City of Oswego claimed that the Settlement would adversely affect its tax structure and eliminate a significant source of its tax revenues. It proposed that lost tax revenues, due to reductions in the value of utility generation assets, be included in the CTC as part of the transition to a competitive, electric generation market. The Judge recommended that this proposal be rejected and Oswego excepts.

          Oswego says the Commission has the authority, and the public interest would be well served, to require that local taxing jurisdictions recover lost tax revenue through the CTC. However, Niagara Mohawk urges that local municipalities not be allowed to recover the cost of governmental and local services in utility charges applicable to all customers. The company says it is unfair to burden customers elsewhere with the costs for local services, which do not benefit and cannot be controlled by them.

          Staff responds that Oswego's tax problems are not due to the Settlement. It observes that the Settlement neither changes the City's tax base nor alters Oswego's assessment of the company's property. If anything, Staff says, the Settlement serves Oswego's interests by providing for three-year energy purchase contracts for the generation units that are sold. The allowance made for such contracts presumes that property taxes will continue to apply.

          The City of Oswego's proposal to include "stranded taxes" in the CTC is denied. We agree with the company that there are inequities in including any such amounts in the CTC that applies to all customers. Staff is also correct that the Settlement provides the City, and other municipalities that host utility generation facilities, a transition period with the energy purchase contracts Niagara Mohawk expects to execute with the firms that buy its plants.<F55>

         h.  ADDITIONAL PUBLIC COMMENTS

          The recommended decision considered the comments made by customers and their representatives at the public statement hearings and in correspondence. Written comments from persons interested in the Settlement continued to be submitted after the recommended decision was issued. For example, substantial comments about numerous Settlement provisions have been received from The Wing Group, a City of Buffalo Council Member, and a Washington, D.C. public utility consultant. Comments have also been received from the Sierra Club in the Niagara region, and the Statewide Senior Action Council, which reinforce the statements made by their respective members at the public statement hearings. Various firms interested in self-generation and customers interested in municipal power have also continued to submit comments on the Settlement's provisions, all of which have been considered.

         i.  RECENTLY SETTLED AND CORRECTED MATTERS

          By letter dated January 22, 1998, Niagara Mohawk notified us that, as contemplated by the Settlement, various parties had considered the details of an implementation mechanism for the expanded LICAP program and had reached an agreement. These parties arrived at a performance incentive mechanism that contains annual enrollment, service, and workshop goals for the company to meet. Niagara Mohawk's failure to achieve these goals would subject the company to financial penalties of up to $1.1 million per year. The company will also provide quarterly and annual reports concerning its progress and performance.

          By letter dated January 23, 1998, the company also notified us that various parties have agreed on provisions for the customer service backout credit, as provided by the Settlement. Niagara Mohawk's revenue exposure for these credits is limited to $30 million during the first three years covered by the Settlement. This amount is allocated among the company's service classes and, if the class allocations are reached, access to the credits will be restricted. Staff will review the company's subscription levels, historical data, and its calculations when the available amounts may be exhausted. ESCOs will also be informed of the amounts that remain available to them.

          While we received these agreements after briefs opposing exceptions were filed, the parties to these proceedings were on notice that these matters would be considered and that the details of the LICAP performance incentive mechanism and a customer service backout credit would be submitted to us for consideration with the Settlement. This approach drew no objections when it was presented nor has any party criticized the specific provisions that have been reached. Accordingly, we will adopt the agreed-upon terms for these two additional issues.

          Finally, by letter dated February 13, 1998, Niagara Mohawk notified us that a provision the parties had intended to include in the Settlement was inadvertently omitted. The Settlement eliminates Niagara Mohawk's fuel adjustment clause
(FAC). However, when the FAC ends, the company will have either a positive or negative deferred fuel balance that must either be paid back to customers or collected from them. The settling parties intended to include in the Settlement a provision to flow through the deferred fuel balance to customers over two monthly billing cycles. To accomplish this, the company has provided a revision for Settlement 4.3.1. We accept this revision to the Settlement to the extent it allocates to customers deferred costs or benefits properly allocable to them.

         j.  FINCH'S EXCEPTIONS

          Finch urges us to adopt and apply four general principles to on-site generation:

         (1) Supplemental service rates for on-site generators should be the same as the rates that apply to full service customers in the same service category;

         (2) Backup and maintenance service rates for on-site generators should be set using the same cost method that is used to develop rates for similar full requirements customers;

         (3) On-site generators should be given the option to obtain firm service at the same rates that apply to similar customers without on-site generation; and,

         (4) Customers with existing on-site
         generation facilities should not be
         transferred to a new service class that would substantially increase the rates applicable to them.

          Finch complains that the Settlement proponents have not provided a proposed tariff for the on-site generation parties to examine and see how the Settlement would actually apply to them.
It insists that only a smattering of general concepts has been offered for consideration. Finch is concerned about such things as the amount of the proposed access charges, the applicable energy rates, surcharges, and reconciliations. It also claims that the proponents do not share a common understanding of the Settlement's on-site generation rate, tariff, and stranded cost provisions. Given such uncertainties as these, Finch says, it is impossible for on-site generation customers to determine how the Settlement specifically affects them. It believes this portion of the Settlement should be rejected and Niagara Mohawk should be required to provide a specific proposal for consideration now.

          Also with respect to the Settlement's on-site generation provisions, Finch claims they are unduly discriminatory, unjust and unreasonable, and not in the public interest. It says they are contrary to the Public Service Law, the Public Utility Regulatory Policies Act (PURPA), and the Federal Energy Regulatory Commission
(FERC) regulations implementing PURPA. Further, it maintains they are anti-competitive and preclude on-site generators from using economically competitive alternatives.

          In response to Finch, the company points out that this party entered the proceedings after the close of the record, did not contribute to the record, and did not participate in the settlement process. Nonetheless, the company responds to Finch's policy and legal arguments.

          As to Finch's concerns about rate discrimination, Niagara Mohawk says the existing and proposed service classes for on-site generators are based on their common characteristics and cost of service. It points out that such customers require continuous connections to the company's system for backup power and, as a group, they have distinguishable load and cost characteristics.
The company contends that the Settlement's provisions for these customers are designed to recover the fixed costs associated with each customer's historic level of usage and to recover a proper share of stranded costs. Thus, the company says Finch errs in claiming that the Settlement's S.C. 7 provisions are not cost based.

          With respect to whether the intended revisions for S.C.
7 should have been submitted with the Settlement, Niagara Mohawk says the Settlement contains the complete proposal for revising the service classification and nothing more is needed for it to be approved. Given the complexity of these proceedings and large amount of activity they require, the company claims it is reasonable for action on the S.C. 7 tariff revisions to follow the Settlement's approval.

          Concerning the claim that the on-site generation rate proposal violates state and federal statutes and regulations, Niagara Mohawk denies Finch's assertion. The company insists that the Settlement's provisions are consistent with PURPA and FERC regulations requiring that accurate data and consistent systemwide costing principles be used to set all customers' rates. Finch objects to the rate reductions for customers other than on-site generators; but, the company says this aspect of the Settlement is not discriminatory. Niagara Mohawk points out that the parties vigorously negotiated allocation of the rate decreases and applying the rate decreases to full service customers is fully justified.

          Next, Niagara Mohawk says on-site generators must pay stranded costs because the company stands ready to serve their load requirements at any time. According to the company, the valid reasons for not treating on-site generators the same as full requirement customers include the need to discourage uneconomic bypass and to avoid shifting costs to other ratepayers.

          Finally, the company says the Settlement's on-site generation provisions are clear and it will not have any difficulties submitting a revised S.C. 7 that complies with the Settlement. To the extent any party's view of the Settlement's requirements differs from the company's, it says any such matters can be resolved when the revised tariffs are filed.

          MI says Finch's claims of disparate treatment should not be credited because the Settlement does not produce or require any such results. MI suggests that Finch wait and see the new, on-site generation tariffs the company proposes, and the results of Niagara Mohawk's generation auction, before it launches any such charges.

          MI is correct that Finch's concerns about the actual rates and charges Niagara Mohawk will file to implement the Settlement's provisions applicable to on-site generation are premature and should await the company's tariff filing. When the tariff is submitted, Finch and other parties will have an opportunity to examine it and provide their comments.

          In any event, Finch's broad criticisms and legal challenge of the Settlement's on-site generation provisions are rejected. Like all other classes of customers, the on-site generators that subscribe to Niagara Mohawk's backup and supplemental services must bear a portion of the company's stranded costs in fairness to all other customers who must also pay these costs. Moreover, it is reasonable to revise the S.C. 7 tariff due to the company's restructuring and the transition being made to a competitive market. During the transition period, uneconomic alternatives should not be encouraged as the company must be assured of a reasonable opportunity to pay its MRA-related costs.

          We have examined Finch's claims of discrimination and anti-competitive rates and find that the Settlement's on-site generation provisions do not violate any state or federal requirements that preclude undue discrimination and anti-competitive behavior. The Settlement proponents have detailed and supported the Settlement's acceptable approach to this class of customers. Clear differences exist between these customers and the company's full requirements customers supporting the separate classifications and the differing treatment they receive under the Settlement. There is, therefore, no need to adopt Finch's four general principles for on-site generators. The principles we normally adhere to design rates and to allocate revenue requirements will continue to apply except to the extent the Settlement requires any departures for its proper implementation.

          Finally, as discussed above, in making the transition from the existing S.C. 7 tariff to the revised tariff required by the Settlement, we are concerned that there not be any harsh impact for customers who, as of October 10, 1997, decided to implement on-site generation and have made a substantial investment. Niagara Mohawk will be required to present a proposal addressing this concern, and the parties may comment on it, before we consider the company's revised tariffs for S.C. 7. To the extent any other matters require our attention, there will be ample opportunity for the parties to state specific concerns in their comments on the company's on-site generation tariff revisions.

         k.  RECOVERY OF COSTS ASSOCIATED WITH TERMINATION OF GAS
             TRANSPORTATION AND PEAK SHAVING AGREEMENTS

          Appendix B of the Settlement provides that the company would continue to recover, solely from gas customers, lost revenues or additional costs incurred in connection with new peak shaving and gas transportation contracts, in effect extending the terms and duration of the Stipulation and Agreement among the parties in Cases 95-G-1095 and 95-G-0091. We approve the gas-customer-only recovery mechanism to the extent it is limited to lost revenues and replacement costs incurred between now and October 31, 1999, as provided in the Gas Stipulation and Agreement. However, without fuller explanation of the relative benefits of restructuring the peak shaving and transportation contracts, we are unwilling at this time to extend this gas-customers-only recovery mechanism beyond October 31, 1999. We shall review the appropriate allocation between the gas and electric departments at the time the company files its proposed recovery mechanism of such lost revenues and replacement costs beyond October 31, 1999.

         l.  SERVICE QUALITY INCENTIVE

          Section 6 of the Settlement describes a service quality incentive whose total value is $6.6 million (30 basis points) per year. The total would be allocated one half to a customer service performance inventive and the balance would be for a service reliability incentive. The company is not now providing high levels of service and it will continue to face serious financial pressures. In these circumstances, a strong incentive is appropriate. To ensure that the company remains focused on its service obligations during the Settlement term, this provision is adopted subject to the modification that the $6.6 million is doubled and all the maximum dollar penalties associated with various scored intervals are doubled accordingly.

CONCLUSION
----------

          The terms of the Settlement and the Master Restructuring Agreement, summarized and discussed above, will offer a generally sound regulatory framework for Niagara Mohawk, its competitors, and its customers in the transition to fully competitive generation and energy services markets. Among other things, the Settlement and MRA reverse the upward spiral of rate increases experienced by ratepayers in the past and replace it with significant rate decreases. These rate reductions, brought about primarily by the company's absorption of up to $2 billion in revenue losses, savings from the MRA, and reduced taxes, avoid the need to consider the company's alternative pending request for a $3.25 million (10.5%) rate increase and the prospect of further rate increases driven by uneconomic power purchase contracts.<F56> The majority of the nominal revenue reductions will be enjoyed by the residential and commercial classes. At the same time, significant rate reductions will be implemented for large industrial and commercial customers, reductions which are essential to attract and retain jobs and boost the economy of upstate New York. Other important benefits include the company's prompt divestiture of its fossil and hydro generation and the restructuring of a substantial amount of IPP generation capacity to market pricing. In 1999, all customers will have the ability to choose their energy supplier. These benefits, in our view, would not be achieved by any of the alternatives that have been presented or that we are otherwise aware of, including the bankruptcy alternative and the various legislative proposals now pending.

          Having reviewed the Settlement's terms, the recommended decision, the parties' exceptions, the public's comments, and the Environmental Assessment Form prepared for us by our Staff, we find that there are several terms that are not satisfactory under the circumstances presented. They are discussed in detail above. Such items include the terms for the proposed cost recovery shift from energy to customer charges for the residential and small commercial classes, the base period for implementing the S.C. 1 and S.C. 2 rate reductions, the prejudgment of a royalty treatment beyond the Settlement's term, the incentive for divestiture of non-Oswego fossil and hydro generation, service quality penalties, recovery of certain lost gas revenues and new gas costs, and the disposition of certain tax refunds.

          These and other terms of concern to us are adopted subject to the conditions or modifications described above or, in the case of the proposed customer charge increases, are not adopted at this time. With the modifications and conditions, the Settlement and Master Restructuring Agreement satisfy the objectives enumerated in Opinion No. 96-12 and meet the criteria states in our Settlement Guidelines.

          Accordingly, the terms of the Settlement and the Master Restructuring Agreement are adopted with all the modifications and changes discussed in this opinion and order. Inasmuch as those terms and our modifications and conditions are interrelated, if any term, modification, or condition is modified, vacated, or otherwise materially affected on judicial review, we may re-examine our entire decision.

THE COMMISSION ORDERS:

          1. The terms of the Niagara Mohawk Power Corporation PowerChoice Settlement Agreement, Exhibit 97-1 in these proceedings, including the revisions submitted by letters dated December 9, 1997 and February 13, 1998, and the supplements submitted by letters dated January 22 and 23, 1998, subject to the modifications and conditions described in this opinion and order, are adopted and incorporated as part of this opinion and order.

          2. Niagara Mohawk Power Corporation is directed to cancel the suspended tariff amendments and supplements listed in Appendix B concurrent with the effective date of tariffs filed in conjunction with the implementation of the PowerChoice Settlement Agreement, the PowerChoice Implementation Date.

          3. The company is directed to file as soon as is reasonably possible, but not later than May 19, 1998, tariff amendments implementing the Settlement. The amendments shall become effective on not less than sixty (60) day's notice. The company shall serve copies of its compliance filing upon all parties to this proceeding. Any comments on the filing must be received at the Commission's offices within 45 days of service of the company's proposed amendments. The amendments shall not become effective on a permanent basis until approved by the Commission. The requirement of the Public Service Law that newspaper publication be completed prior to the effective date of the amendments is waived, but the company is directed to file with the Commission, not later than six weeks following the effective date of the amendments, proof that a notice of the changes set forth in the amendments and their effective date has been published for four consecutive weeks in a newspaper having general circulation in the service territory of the company.

          4.  Sections 4.5.1.2, 4.6.1.2 and 4.6.2.1 of the
agreement addressing the rebalancing of customer and energy charges shall be modified as follows:

         Monthly customer charges for residential, small commercial non-demand and demand metered customers shall be fixed at $9.67, $14.65, and $27.22, respectively, at this time.

The parties may address the customer charge/energy charge rebalancing issues presented in these proceedings commensurate with the review period preceding Commission approval of unbundled tariffs for these customers.

          5. The primary tariff filings directed in Clause 3 above required to effectuate initial implementation of the PowerChoice Settlement Agreement shall include unbundled retail access tariffs for Customer Groups I and II, as defined in 8.2 of the agreement, bundled (standard) tariffs for all remaining customers not included in the above, and shall reflect the price reductions specified in
4.0 of the agreement and otherwise described herein. Subsequent unbundled tariff filings for customers in Groups III, IV and V should be made at least ninety (90) days prior to each group's scheduled date for obtaining retail access.

          6. Niagara Mohawk Power Corporation is directed to file by no later than April 3, 1998 a tariff amendment, to become effective on one day's notice on a temporary basis, to grandfather the electric rates applicable to on-site generators who can demonstrate that as of October 10, 1997 they had made a decision to proceed with and had a substantial investment in self-generation. The company shall serve copies of its proposal upon all parties to this proceeding. Any comments on the proposal must be received at the Commission's offices within 10 days of service of the company's proposal. The amendments shall not become effective on a permanent basis until approved by the Commission. The requirement of the Public Service Law that newspaper publication be completed prior to the effective date of the amendments is waived, but the company is directed to file with the Commission, not later than six weeks following the effective date of the amendments, proof that a notice of the changes set forth in the amendments and their effective date has been published for four consecutive weeks in a newspaper having general circulation in the service territory of the company.

          7. Niagara Mohawk is authorized to file tariff amendments, to become effective on not less than one day's notice on a temporary basis, to implement the open access charges for municipalizations. Any comments on the proposal must be received at the Commission's office within 10 days of service of the company's proposal. The amendments shall not become effective on a permanent basis until approved by the Commission. The requirement of the Public Service Law that newspaper publication be completed prior to the effective date of the amendments is waived, but the company is directed to file with the Commission, not later than six weeks following the effective date of the amendments, proof that a notice of the changes set forth in the amendments and their effective date has been published for four consecutive weeks in a newspaper having general circulation in the service territory of the company.

          8. To the extent exceptions to the recommended decision issued in these proceedings on December 29, 1997 are not moot, or are otherwise granted, they are denied.

          9. The potential environmental impacts of these terms are within the bounds and thresholds evaluated in the 1996 FGEIS, and, therefore, no further SEQRA action is necessary in these cases at this time.

          10. Niagara Mohawk, in cooperation with Staff, shall monitor the environmental impacts of electric restructuring resulting from this order.

          11. Niagara Mohawk is authorized to include the following decommissioning related activities in its cost of service for Nine Mile 1: rampdown, wet fuel storage, dry fuel storage, and radioactive dismantlement costs in the amount of $23,227,000 in each year commencing on April 1, 1998 through 2009, unless and until the Commission orders otherwise. The company is authorized to deposit $18,494,000 of its Nine Mile 1 decommissioning authorization in a tax qualified nuclear decommissioning fund and $4,733,000 in a non-qualified nuclear decommissioning fund. The company is also authorized to include in its cost of service, the following decommissioning related activities for its 41% share of Nine Mile 2: rampdown, wet fuel storage, dry fuel storage, and radioactive dismantlement costs in the amount of $4,776,000 which it is authorized to deposit in each year commencing on April 1, 1998 through 2026 in a tax qualified nuclear decommissioning fund, unless and until the Commission orders otherwise. These plant decommissioning authorizations are based on plant specific studies escalated using the estimated escalation factors described below. The estimated decommission related activities of Nine Mile 1 and the company's 41% share of Nine Mile 2, in 1998 dollars, are $518 million and $262 million, respectively. Using an escalation factor of 3.5%, the Nine Mile Unit 1 radioactive decommissioning costs are estimated to be approximately $901 million in 2009, and the company's share of the Nine Mile 2 radioactive decommissioning cost is estimated to be about $802 million in 2026. The funding assumptions are based upon the DECON method of decommissioning and are assumed to be incurred between 2009 and 2041 for Nine Mile 1 and between 2026 and 2045 for Nine Mile 2. These time periods presently represent the respective years over which each plant is assumed to be decommissioned. An after-tax trust fund earning rate of 6.3% was used for the Nine Mile 1 trust fund and a 6.9% rate for the Nine Mile 2 trust fund. All applicable costs collected from ratepayers shall be deposited by the company in external trust funds on a quarterly basis.

          12. For each of the five years of the Settlement period, Niagara Mohawk Power Corporation is directed to defer any interest rate savings related to the senior subordinated notes or other debt instruments used to finance the MRA buyout. The savings will be calculated by comparing the actual interest rate(s) to the 8.5% interest rate forecasted for such debt as included in Appendix C of the Settlement. The savings will be included in Account 253, Other Deferred Credits, until such time the Commission utilizes the deferred savings.

          13. Niagara Mohawk Power Corporation shall submit a written statement of unconditional acceptance of the modifications and conditions contained in this opinion and order, signed and acknowledged by a duly authorized officer of the company by April 3, 1998. The company's statement should be filed with the Secretary of the Commission and served on the parties to these proceedings.

          14.  Cases 94-E-0098 and 94-E-0099 are continued.

                                   By the Commission,


                 (SIGNED)          JOHN C. CRARY
                                     Secretary

APPEARANCES
-----------

FOR DEPARTMENT OF PUBLIC SERVICE STAFF:

         Elizabeth H. Liebschutz, Esq. and Jane C. Assaf, Esq.
         Staff Counsel, Three Empire State Plaza, Albany,
         New York 12223-1350.

FOR NIAGARA MOHAWK POWER CORPORATION:

         M. Margaret Fabic, Esq., Chief Counsel, 300 Erie
         Boulevard West, Syracuse, New York 13202.

         Swidler & Berlin (by J. Phillip Jordan, Esq. and
         William B. Glew, Jr., Esq.), 3000 K Street, N.W.,
         Suite 300, Washington DC 20007.

         Adams, Dayter & Sheehan, LLP., (by Timothy P.
         Sheehan, Esq.), 39 North Pearl Street,
         Albany, New York 12207.

FOR SETTLING INDEPENDENT POWER PRODUCERS:

         Read and Laniado (by Howard J. Read, Esq. and
         Sam M. Laniado, Esq.), 25 Eagle Street,
         Albany, New York 12207.

FOR NEW YORK STATE CONSUMER PROTECTION BOARD:

         James F. Warden, Jr., Esq., Five Empire State Plaza,
         Albany, New York 12223.

FOR CITY OF COHOES:

         Peter Henner, Esq., P. O. Box 326,
         Clarksville, New York 12041.

FOR CITIES OF FULTON AND OSWEGO:

         Paul V. Nolan, Esq., 5515 North 17th Street,
         Arlington, Virginia 22205.

FOR PUBLIC UTILITY LAW PROJECT:

         Gerald Norlander, Esq., 90 State Street,
         Albany, New York 12207.

FOR NEW YORK STATE ELECTRIC & GAS CORPORATION:

         Huber, Lawrence & Abell (by Amy A. Davis, Esq.),
         605 Third Avenue, New York, New York 10158.

APPEARANCES
-----------

FOR RETAIL COUNCIL OF NEW YORK:

         Cohen, Dax & Koenig, P.C. (by Paul Rapp, Esq.),
         90 State Street, Albany, New York 12207.

FOR MULTIPLE INTERVENORS AND STEAM HOST ACTION GROUP:

         Couch, White, Brenner, Howard & Feigenbaum (by Algird
         White, Esq., Leonard Singer, Esq., and Doreen
         Saia, Esq.), 540 Broadway, P.O. Box 22222,
         Albany, New York 12201-2222.

FOR ENRON CAPITAL & TRADE RESOURCE CORP.:

         Bracewell & Patterson, L.L.P. (by Randall S.
         Rich, Esq.), 2000 K Street N.W., Suite 500,
         Washington, DC 20006.

FOR NORCEN ENERGY RESOURCES LIMITED:

         Brady & Berliner (by Peter G. Hirst, Esq.),
         1225 19th Street N.W., Washington DC 20036.

FOR CONSOLIDATED NATURAL GAS TRANSMISSION CORPORATION:

         Whiteman, Osterman & Hanna (by Thomas O'Donnell, Esq.
         and Michael Whiteman, Esq.), One Commerce Plaza,
         Albany, New York 12260.

FOR FINGER LAKES CHAPTER, NECA, INC.:

         McMahon, Kublick, McGinty & Smith P.C. (by Jan
         Kublick, Esq.), 500 South Salina Street,
         Syracuse, New York 13202.

FOR EMPIRE STATE DEVELOPMENT AND NEW YORK STATE DEPARTMENT OF
 ECONOMIC DEVELOPMENT:

         Gloria Kavanah, Esq., One Commerce Plaza, Room 931,
         Albany, New York 12245.

FOR CITIZENS UTILITY BOARD:

         Robert Ceisler, 146 Washington Avenue,
         Albany, New York 12210.

FOR ANR PIPELINE:

         William Malcolm, Esq., 500 Renaissance Center,
         Detroit, Michigan 48243.

APPEARANCES
-----------

FOR SITHE ENERGIES USA, INC.:

         Read and Laniado (by Craig M. Indyke, Esq.),
         25 Eagle Street, Albany, New York 12207.

FOR LOCAL 97, IBEW:

         Thomas P. Primero, Jr., Agent, 890 Third Street,
         Albany, New York 12206.

         Blitman & King (by Donald D. Oliver, Esq.), The
         500 Building, 500 South Salina Street,
         Syracuse, New York 13202.

FOR COASTAL GAS MARKETING COMPANY:

         Cullen & Dykman (by Gerard A. Maher, Esq.),
         177 Montague Street, Brooklyn, New York 11201-3611.

FOR NEW YORK STATE DEPARTMENT OF LAW:

         Richard W. Golden, Esq., 120 Broadway, New York,
         New York 10271.

FOR U.S. EXECUTIVE AGENCIES:

         Robert A. Ganton, Esq., U.S. Department of Army,
         901 North Stuart Street, Suite 713,
         Arlington, Virginia 22203-1837.

FOR JOINT SUPPORTERS, CNG ENERGY SERVICES CORPORATION, AND
 NATIONAL ASSOCIATION OF ENERGY SERVICE COMPANIES:

         Ruben S. Brown, The E Cubed Company,
         201 West 70th Street, Suite 41E, New York,
         New York 10023.

FOR ENTRUST,LLC:

         David A. Schilling, President, 100 Clinton Square,
         Suite 450, 126 North Salina Street, Syracuse, New York
         13202.

FOR ROCHESTER GAS AND ELECTRIC CORPORATION, CENTRAL HUDSON GAS &
 ELECTRIC CORPORATION, AND LONG ISLAND LIGHTING COMPANY:

         Nixon, Hargrave, Devans & Doyle (by Richard N.
         George, Esq.), P. O. Box 1051, Clinton Square,
         Rochester, New York 14603.

APPEARANCES
-----------

FOR NEW YORK POWER AUTHORITY:

         Eric J. Schmaler, 1633 Broadway, New York,
         New York 10019.

FOR WHEELED ENERGY POWER COMPANY OF NEW YORK:

         Joel Blau, 32 Windsor Court, Delmar, New York 12054.

FOR NEW YORK POWER FORUM:

         Cohen, Dax & Koenig, P.C. (by John W. Dax), 90 State
         Street, Suite 1030, Albany, New York 12207.

<PAGE.

C. 94-E-0098, C. 94-E-0099                        Appendix B
                                                  Page 1 of 2


Amendments to Schedule P.S.C. No. 207 - Electricity

     Original Leaves Nos. 71-U, 101-B, 101-C, 101-D, 101-E,
          101-F, 101-G, 101-H
     First Revised Leaves Nos. 79-N, 83-A7, 87-A4, 87-A5
     Second Revised Leaves Nos. 70-C2, 70-H, 71-C, 79-0, 87-F2,
          106-B, 165
     Third Revised Leaves Nos. 97-A, 100, 151
     Fourth Revised Leaves Nos. 57-A, 70-E, 106-A
     Fifth Revised Leaves Nos. 57-B1, 70-I
     Sixth Revised Leaves Nos. 57-B, 105
     Seventh Revised Leaves Nos. 57-C, 106
     Eighth Revised Leaf No. 79-I
     Ninth Revised Leaf No. 79-F
     Eleventh Revised Leaf No. 83-A3
     Twelfth Revised Leaf No. 83-A4
     Thirteenth Revised Leaves Nos. 67, 79
     Fifteenth Revised Leaf No. 55-B
     Seventeenth Revised Leaf No. 70-D
     Eighteenth Revised Leaf No. 2
     Nineteenth Revised Leaf No. 55-A
     Twentieth Revised Leaf No. 101-A
     Twenty-First Revised Leaf No. 56
     Twenty-Second Revised Leaves Nos. 58, 99, 102
     Twenty-Third Revised Leaves Nos. 57, 98
     Twenty-Sixth Revised Leaf No. 95
     Twenty-Ninth Revised Leaf No. 85
     Thirtieth Revised Leaf No. 103
     Thirty-First Revised Leaves Nos. 87-C, 97, 101
     Thirty-Fifth Revised Leaves Nos. 55, 104
     Forty-First Revised Leaves Nos. 3, 89
     Forty-Third Revised Leaf No. 81
     Forty-Ninth Revised Leaf No. 83
     Fifty-Fourth Revised Leaf No. 94
     Fifty-Fifth Revised Leaf No. 80
     Fifty-Sixth Revised Leaf No. 88
     Fifty-Seventh Revised Leaf No. 84
     Fifty-Eighth Revised Leaf No. 78

Supplements Nos. 207, 215, 217 and 223 to Schedule P.S.C. No. 207
                                                   - Electricity

C. 94-E-0098, C. 94-E-0099                        Appendix B
                                                  Page 2 of 2


Amendments to Schedule P.S.C. 213 - Electricity (Street Lighting)

     First Revised Leaf No. 80
     Second Revised Leaf No. 78
     Third Revised Leaves Nos. 44, 79, 81, 84
     Twelfth Revised Leaves Nos. 9, 47
     Sixteenth Revised Leaf No. 55
     Seventeenth Revised Leaf No. 20
     Eighteenth Revised Leaf No. 49
     Twenty-Fifth Revised Leaf No. 43
     Twenty-Seventh Revised Leaf No. 46
     Thirtieth Revised Leaf No. 45
     Thirty-Fourth Revised Leaves Nos. 30, 33, 34, 36, 40, 41
     Thirty-Fifth Revised Leaves Nos. 28-A, 31, 37
     Thirty-Sixth Revised Leaves Nos. 5, 6, 26, 28
     Thirty-Seventh Revised Leaves Nos. 27, 38, 39
     Thirty-Eighth Revised Leaves Nos. 16, 32, 35
     Thirty-Ninth Revised Leaves Nos. 15, 29
     Fortieth Revised Leaf No. 13
     Forty-Second Revised Leaf 14
     Forty-Third Revised Leaf 25

Supplements Nos. 67, 68 69 and 70 to Schedule P.S.C. No. 207
                                               - Electricity

CASES 94-E-0098 and 94-E-0099



                           APPENDIX C

617.20

State Environmental Quality Review
ENVIRONMENTAL ASSESSMENT FORM


PROJECT INFORMATION


1. APPLICANT/SPONSOR:  Niagara Mohawk Power Corporation
                      (NMPC)

2. PROJECT NAME: Elect. Rate/Restructuring - Case 94-E-0098,
                                                 94-E-0099

3. PROJECT LOCATION:  NMPC Service Territory
     Municipality   NA         County  NA

4. PRECISE LOCATION: (Street address and road intersections,
   prominent landmarks, etc., or provide map)    NA

5. PROPOSED ACTION IS:

   New        Expansion       X  Modification/alteration

6. DESCRIBE PROJECT BRIEFLY: Cases 94-E-0952, 94-E-0098 and 94-E-0099 - In the matter of competitive opportunities regarding electric service, filed in Case 93-M-0229; Plans for electric rate/restructuring pursuant to Opinion No. 96-12; and the formation of a holding company pursuant to PSL, Sections 70, 108 and 110, and certain related transactions -- Environmental Assessment Form.

7. AMOUNT OF LAND AFFECTED:  NA
   Initially _______  acres     Ultimately _________ acres

8. WILL PROPOSED ACTION COMPLY WITH EXISTING ZONING OR OTHER
   EXISTING LAND USE RESTRICTIONS?    NA
   ____ Yes  ____ No     If No, describe briefly

9. WHAT IS PRESENT LAND USE IN VICINITY OF PROJECT?    NA
   _____  Residential _____ Industrial _____ Commercial
   _____  Agricultural ____ Park/Forest/Open space  ____ Other

   Describe:

10. DOES ACTION INVOLVE A PERMIT APPROVAL, OR FUNDING, NOW OR
    ULTIMATELY FROM ANY OTHER GOVERNMENTAL AGENCY (FEDERAL, STATE
    OR LOCAL)?

    X  Yes     No     If yes, list agency(s) name and permit/
                      approvals: NYS Public Service Commission

11. DOES ANY ASPECT OF THE ACTION HAVE A CURRENTLY VALID PERMIT OR
    APPROVAL?

     X Yes     No     If yes, list agency(s) name and permit/
                      approval:  Stationary sources owned and
                      operated by NMPC have valid, approved
                      certificates to operate.

12. AS A RESULT OF PROPOSED ACTION WILL EXISTING PERMIT/APPROVAL
    REQUIRE MODIFICATION?   NA
    ____ Yes ____  No

I CERTIFY THAT THE INFORMATION PROVIDED ABOVE IS TRUE TO THE BEST
OF MY KNOWLEDGE

Agency:    NYS Department of Public Service
           --------------------------------
Date:      February 13, 1998
           -----------------

Signature:  -------------------------------

PART II-ENVIRONMENTAL ASSESSMENT

A. DOES ACTION EXCEED ANY TYPE 1 THRESHOLD IN 6 NYCRR, PART 617.4? If yes, coordinate the review process and use the FULL EAF.
   Yes   X No

B. WILL ACTION RECEIVE COORDINATED REVIEW AS PROVIDED FOR UNLISTED ACTIONS IN 6 NYCRR, PART 617.6? If No, a negative declaration
   may be superseded by another involved agency.   NA
   ____ Yes ____ No

C. COULD ACTION RESULT IN ANY ADVERSE EFFECTS ASSOCIATED WITH THE
   FOLLOWING: (Answers may be handwritten, if legible.)

C1. Existing air quality, surface or groundwater quality or quantity, noise levels, existing traffic patterns, solid waste production or disposal, potential for erosion, drainage or flooding problems? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C2. Aesthetic, agricultural, archaeological, historic, or other natural or cultural resources; or community or neighborhood character? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C3. Vegetation or fauna, fish, shellfish or wildlife species, significant habitats, or threatened or endangered species?
    Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C4. A community's existing plans or goals as officially adopted, or a change in use or intensity of use of land or other natural resources? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C5. Growth, subsequent development, or related activities likely to be induced by the proposed action? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C6. Long term, short term, cumulative, or other effects not identified in C1-C5? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

C7. Other impacts (including changes in use of either quantity or type of energy)? Explain briefly:

    Expected impacts are within the range of thresholds and conditions set forth in the FGEIS.

D. WILL THE PROJECT HAVE AN IMPACT ON THE ENVIRONMENTAL
   CHARACTERISTICS THAT CAUSED THE ESTABLISHMENT OF A CRITICAL
   ENVIRONMENTAL AREA (CEA)?     Yes   X No  If Yes, explain
   briefly:

E. IS THERE, OR IS THERE LIKELY TO BE, CONTROVERSY RELATED TO
   POTENTIAL ADVERSE ENVIRONMENTAL IMPACTS?   Yes    X No   If Yes,
   explain briefly:

Part III - DETERMINATION OF SIGNIFICANCE (To be completed by
Agency)

See the attached Environmental Assessment Form Narrative.

Staff recommends that the Final Generic Environmental Impact Statement (FGEIS) issued on May 3, 1996 (Case 94-E-0952), with respect to the proposed action of adopting a policy supporting increased competition in electric markets be extended in applicability, without modification or supplementation, to the approval of New Niagara Mohawk Power Corporation (The Corporation) Agreement and Settlement on the grounds that the significance of the proposal's anticipated environmental impacts will not exceed the threshold values examined in the FGEIS. Consequently, no further State Environmental Quality Review Act (SEQRA) action is necessary in approving the Proposal.

Staff further recommends that a monitoring program be instituted to provide a record of changes resulting from the restructuring plan's implementation to enable confirmation and/or exposition of unexpected outcomes and their significance, and to assure that specific mitigation measures are implemented as needed.

NYS Department of Public Service
--------------------------------
Name of Lead Agency

February 13, 1998
-----------------
Date

John H. Smolinsky
-----------------
Print or Type Name of Responsible Officer in Lead Agency

Chief, Environmental Compliance and Operations
----------------------------------------------
Title of Responsible Officer

____________________________________
Signature of Responsible Officer in Lead Agency

____________________________________
Signature of Preparer (If different from responsible officer)

APPENDIX C

ENVIRONMENTAL ASSESSMENT FORM

       I.  BACKGROUND

          On May 3, 1996, the Commission issued a Final Generic Environmental Impact Statement (FGEIS) in the Competitive Opportunities proceeding which addressed the environmental impacts of a policy supporting increased competition in electric markets. Alternative approaches to achieving electric competition, including a no-action alternative, were studied.

          In Opinion No. 96-12<F57> issued May 20, 1996, the
Commission set forth its findings with respect to the FGEIS
(p.76-81). The Commission determined that the likely environmental effects of a shift to a more competitive market for electricity are not fully predictable but that:

         In general, the proposed action will have environmental impacts that are modest or not distinguishable from those of alternative actions, including the no-action alternative... Apart from the areas of substantial concern noted below, the FGEIS did not identify reasonably likely significant adverse impacts.

         With respect to air quality impacts related to oxides of nitrogen and sulfur, it appears likely that the retail or wholesale electric market structures would have greater impacts than the no action alternative.
         It appears likely that, in the absence of mitigation measures, research and development in environmental and renewables areas would lose funding if competitive restructuring moves forward. In addition, there would likely be a decrease in the amount of cost-effective energy efficiency during any transition to wholesale or retail competition...

         In order to address the adverse environmental effects identified above on air quality, energy efficiency, and research and development, several mitigation measures will be employed as necessary. First, a system benefits charge will be used as appropriate to fund DSM and research and development in environmental and renewable resource areas during the transition to competition. Second, the competitive restructuring will be monitored closely to ensure that specific mitigation measures are implemented if needed.
         Finally, the Commission will support and assist efforts by New York State and federal agencies to ensure that adverse environmental impacts to the state's air quality from upwind sources of air contamination do not occur as a result of the movement toward competition.

         Notwithstanding the mitigation measures identified, the proposed action to restructure the electric industry may result in an unavoidable adverse environmental impact on air quality related to oxides of nitrogen and sulfur, loss of some DSM activity, loss of some research and development funding in the environmental and renewables areas, and displacement of workers and local economic loss where plants are closed. Nevertheless, weighing and balancing these likely environmental effects of the shift to competition in the electric industry in New York with social, economic, and other essential considerations, leads to the conclusion that implementing the proposed action toward greater competition is desirable.

          The Commission also recognized that individual utility proposals might bring to light new concerns. In Opinion No. 96-12,<F58> and as further clarified in Opinion No. 96-17,<F59> it required each utility to file with its restructuring plans an Environmental Assessment Form and a recommendation on further environmental review. The information to be provided was expected to assist the Commission in determining the need for additional mitigation measures with respect to company restructuring.

          On August 26, 1997, Niagara Mohawk submitted its Environmental Assessment Form (EAF) and SEQRA recommendation in connection with its initially proposed PowerChoice restructuring plan in Case 94-E-0098 and Case 94-E-0099. This proposal served as the basis for negotiations between the company, Staff and interested parties. On October 10, 1997, the company, Staff and many of the interested parties signed a restructuring settlement.

          On November 4, 1997, the company filed a supplement to its EAF which addressed the environmental implications of areas where the negotiated settlement differed from the original proposal. On November 12, 1997, Administrative Law Judge Bouteiller issued a procedural ruling which requested parties in Case 94-E-0098 to file initial comments on the supplemented EAF by December 3, 1997. Comments were received from the Steam Host Action Group (SHAG) and Multiple Intervenors (MI) on that date. No other parties submitted formal comments at that time. However, a number of parties, including the City of Oswego, commented on the EAF or on environmental issues in their briefs.

SEQRA and Commission Approval of the Niagara Mohawk Restructuring
Plan - Options Before the Commission

          The FGEIS issued by the Commission in conformance with SEQRA in Case 94-E-0952, et. al., addressed the following proposed action:


         "adoption of a policy supporting increased competition in electric markets, including a preferred method to achieve electric competition;
         and regulatory and ratemaking practices that will assist in the transition to a more competitive and efficient electric industry, while maintaining safety, environmental, affordability, and service quality goals."<F60>

          Commission approval of Niagara Mohawk's proposed restructuring plan constitutes a "subsequent proposed action." SEQRA requirements with respect to this "subsequent proposed action" allow the Commission to pursue one of the four following options:

          1. No further State Environmental Quality Review (SEQRA) compliance is required if a subsequent proposed action will be carried out in conformance with the conditions and thresholds established for such actions in the generic Environmental Impact Statement (EIS) or its findings statement.

          2. An amended findings statement must be prepared if the subsequent proposed action was adequately addressed in the generic EIS but was not addressed or was not adequately addressed in the findings statement for the generic EIS.

          3. A negative declaration must be prepared if a subsequent proposed action was not addressed or was not adequately addressed in the generic EIS and the subsequent action will not result in any significant environmental impacts.

          4. A supplement to the final generic EIS must be prepared if the subsequent proposed action was not addressed or was not adequately addressed in the generic EIS and the subsequent action may have one or more significant adverse environmental impacts.<F61>

          The following environmental assessment will assist in choosing the appropriate option. The assessment is based on Niagara Mohawk's EAF, party comments submitted in response to the company's EAF, and on additional analysis by Department Staff. In addition, the EAF will consider certain generic comments raised by Public Interest Intervenors in its May 13, 1997 petition requesting that the Commission order the filing of supplemental environmental impact statements in all restructuring cases. The Assessment consists of:

         Section II - summarizes the proposed settlement agreement.

         Section III - summarizes the Environmental Assessment
         Form submitted by the company.

         Section IV - summarizes party comments on the company's
         EAF.

         Section V - Staff's analysis of the environmental impacts of the proposed settlement.

         Section VI - recommends mitigation and monitoring plan.

         Section VII - Staff's overall conclusions and recommendations.

     II.  NMPC PROPOSED RESTRUCTURING SETTLEMENT

          Under the proposal, residential and smaller commercial customers would receive rate reductions phased in over the first three years of the settlement which would amount to an average reduction of 3.2% by the year 2000. Large industrial customers would receive reductions in their NMPC rates which would average 13% by the year 2000.

          The agreement requires the company to auction virtually all of its non-nuclear generation and prohibits the company and its subsidiaries from owning generation in New York in the future. The company's nuclear generation will be placed in a separate business unit but retained pending a statewide solution to the nuclear issue.

          The plan also provides for phase-in of retail access for all customers by December of 1999. A competitive transition charge
(CTC) will be charged all customers in order to collect stranded costs.

          The plan establishes a $10 million fund which will be used for programs such a retraining, outplacement and early retirement of its employees to mitigate any employment impacts caused by the auction or retirement of its generating plants. Under the plan, the company would continue its current program to remediate pollution at coal gas production sites. The plan also provides for the continuation of low income programs and for the institution of a $15 million per year System Benefits Charge to be used for RD&D energy conservation and other public benefit programs. The company has also agreed to retire 5000 SO2 allowances and to transfer ownership or conservation easements for a number of land parcels in the Adirondacks to New York State.

          In a separate but related action, the company negotiated an agreement (the Master Restructuring Agreement or MRA) with certain Independent Power Producers (IPPs) which are currently selling power to NMPC under "must run" contracts which are unfavorable to the company. This agreement will modify or terminate the contracts of the settling IPPs. A number of these IPPs also provide steam under contract to industrial customers (Steam Hosts).

    III.  THE NMPC ENVIRONMENTAL ASSESSMENT FORM (EAF)

          On August 26, 1997, Niagara Mohawk filed an EAF covering the environmental impacts of NMPC's July 23 PowerChoice Proposal. Subsequently, the company's proposal was modified as a result of settlement negotiations, culminating in an Agreement filed October 10, 1997. On November 4, 1997, the company filed a supplement to the EAF which addressed additional areas of environmental concern raised by details of the final settlement. In comprehensiveness and analytic depth, the NMPC EAF exceeds those submitted by other utilities in their restructuring cases.

          As the basis for much of its EAF, NMPC ran a series of PROMOD computer analyses which simulated plant dispatching under various scenarios associated with the PowerChoice Proposal. The scenarios differed from one another in terms of assumed demand levels, IPP operations, Demand Side Management levels, and the early retirement of nuclear and certain fossil units, but encompassed the likely range of outcomes from PowerChoice. The company compared these scenarios to an NMPC-generated "no-action" base case and to the PROMOD runs contained in the FGEIS. The company reports that the potential air quality impacts associated with the scenarios fell well within the limits projected in the FGEIS scenarios.

          The company argues that since existing generating facilities in New York have received permits which allow operation up to design capacity, and since operation at full design capacity was considered in the permitting process, changes in plant operation due to PowerChoice will not have significant aquatic or water quality effects beyond those already considered and found acceptable.

          The company notes that while PowerChoice will have overall beneficial effects on the State's economy, a more competitive environment could result in localized socio-economic impacts, including loss of employment and tax revenues, if some existing NMPC or IPP plants are retired earlier than they otherwise would have been. Other communities might benefit from the construction of new competitive plants. Statewide employment levels should rise as an indirect effect of lower electricity prices.

          The company's supplemented EAF also addressed the question of the indirect effect of the MRA on IPP steam hosts. The company estimates that, at most, only 14 million mmBtu per year of steam production, or about 15% of the total IPP steam production, will be retired or mothballed as a result of the MRA. Only about 5% of that 14 million mmBtu is currently being used by steam hosts. Since this is only 0.07% of the over 1 billion mmBtu annual steam production in the NMPC system, the incremental air quality impacts of any changes in emissions resulting from steam hosts running less efficient boilers to replace IPP steam are immaterial and fall within the limits considered in the FGEIS.

          The company notes in its supplemented EAF that the donation of SO2 allowances, the $15 million per year SBC fund and the negotiated transfer of environmentally significant land parcels will result in environmental benefits not considered in the July 23 PowerChoice proposal.

          The company also states that the PowerChoice proposal will not affect the company's existing Site Investigation and Remediation (SIR) program--which is designed to identify and mitigate polluted sites owned by the company.<F62>

     IV.  COMMENTS ON THE NIAGARA MOHAWK EAF

          On November 4, 1997, NMPC submitted a supplemented EAF which addresses issues arising from the negotiated agreement. Comments on the EAF were received from the Steam Host Action Group
(SHAG) and Multiple Intervenors (MI) on December 3, 1997. Other parties, including the City of Oswego, addressed environmental issues in their briefs.

COMMENTS SUBMITTED ON THE SUPPLEMENTED EAF

          SHAG's comments addressed only one issue--the potential socio-economic effects of changes in contracts between NMPC and certain IPPs on some industrial customers who purchase cogenerated steam from the IPPs. For a number of years, NMPC has had "must run" contracts to purchase power at above market prices from a number of IPPs. Many of those IPPs have had "steam host" customers who purchased steam or hot water which was produced as a byproduct of electric generation. Part of the negotiated settlement is a Master Restructuring Agreement (MRA) which sets the ground rules whereby NMPC and certain of these IPPs will modify or terminate their contracts.

          SHAG states in its comments on the EAF that the termination of contracts between IPPs and NMPC may lead some IPPs to breach their contracts with the steam hosts. This might increase the costs of the steam hosts or disrupt their operations. In either event, layoffs and economic harm to communities containing the steam hosts might follow. SHAG states that these issues are not adequately addressed in the company's supplemented EAF and urges the Commission to take steps to mitigate the impacts of the MRA on its members.

          In its comments, MI states that the EAF adequately addresses all potential environmental impacts and that no further action under SEQRA is required. MI does support, however, SHAG's request that the Commission adopt measures to mitigate the potential effects of the MRA on steam hosts.


RELATED COMMENTS IN INITIAL BRIEFS

          Several parties also addressed the EAF, or environmental issues arising from the proposed settlement, in their initial briefs on the proposed settlement.

          PULP's position was that environmental matters had not been adequately considered in the proceeding to comply with the provisions of the State Environmental Quality Review Act (SEQRA), but did not specify in what ways the proceeding had failed.

          The initial briefs of SHAG referred to its comments
(summarized above) on the EAF.

          The City of Oswego challenged both the SBC and renewable energy projects proposed in the settlement as wasteful and the company's proposed conservation land donations as illegal, and faulted the EAF for not dealing adequately with potential socio-economic impacts of power plant closures which might result from the sale of NMPC generating units.

          The Cities of Fulton and Cohoes and the NYS Assessors
Association adopted Oswego's comments on the EAF by reference in its initial brief.

          Empire State Development, while supporting the settlement, suggested that the Commission monitor the compliance of parties with provisions of the settlement which require good faith efforts to mitigate the effects of the MRA on steam hosts.

          The National Association of Energy Services Companies (NAESCO) endorsed the settlement in general and specifically singled out and supported the proposed level of system benefit spending and provisions in the settlement by which NMPC commits to investigating the use of DSM and distributed generation to mitigate T&D related problems.

          The Consumer Protection Board, while taking no position on the effects of divestiture on local community taxes and employment, did note that recent sale prices of generation assets in California indicated communities might see tax increases resulting from divestiture. In addition, it endorsed the establishment of an SBC at the level specified in the settlement and declined to take a position on the adequacy of the EAF.

          Multiple Intervenors recapitulated in the brief the environmental positions it took in its comments on the supplemented EAF.

          The Settling Independent Power Producers endorsed the settlement agreement and the MRA and opposed the positions of the City of Oswego and SHAG with regards to impacts of the settlement and the MRA. SIPP stated that they believed that the potential costs and disruption to industrial operations claimed by SHAG were exaggerated and could be mitigated by negotiations between SIPP and SHAG members without Commission involvement.

          Niagara Mohawk stated in its brief that the supplemented EAF it had submitted had fully satisfied the requirements of SEQRA.

GENERIC COMMENTS ON UTILITY EAFS

          On May 13, 1997, the Public Interest Intervenors (PII) moved for the Department of Public Service Staff to prepare supplemental environmental impact statements (SEISs) in several restructuring cases. At the time the petition was filed, Niagara Mohawk had not yet submitted an Environmental Assessment Form. In its petition, PII identified a number of claimed deficiencies in the EAFs which had been filed at that date. Some of PII's comments were generic in nature and, in our understanding, were intended to apply to all utilities; some were specific to particular utilities. Even though NMPC had not submitted an EAF at the time of the PII petition and even though PII did not comment on the NMPC EAF subsequently, Staff summarizes below generic points raised by PII in May which are generally relevant to the NMPC EAF.

              PII noted that the FGEIS considered using a system benefits charge (SBC)--which would pay for certain energy efficiency, low income and R&D activities not likely to be undertaken by a deregulated utility--as a means of mitigating some environmental impacts. It asserted that the Commission made a decision in Opinion No. 96-12 that the SBC should be funded at approximately the current levels of activity and that the SBC charge proposed in several of the plans it reviewed were below this threshold.

              While the system benefits charge is intended to provide for energy efficiency services
              (beyond those arising from market forces), it is anticipated that utilities will continue to offer some DSM services. PII asserts that some utilities' proposed DSM budgets will be lower than in previous years as a result of the restructuring plan and that will have negative environmental impacts.

              PII noted that although the proposed
              agreements provided for transition to market pricing of generation, T&D services would remain under a traditional form of regulation. PII argued that traditional regulation contains inherent incentives for a utility to increase sales and inflate rate base and that the Commission is therefore required to order an SEIS.

              Several settlements reviewed by PII include provision for a Competitive Transition Charge
              (CTC) which would allow the company to
              recover  certain non-marginal costs of
              utility electric plants. PII argued that, by providing a mechanism for the recovery of these costs, the agreement would subsidize the operation of utility plants, giving the companies an unfair price advantage when bidding energy sales to an ISO and result in those plants operating more than is economically efficient. Environmental impacts would ensue if the utility plants were run in lieu of other plants which are both more economically efficient and more environmentally benign.

              PII noted that load pockets have been
              identified in several utilities' service territories and that construction of new transmission facilities may be required to mitigate these load pockets. PII asserted that these facilities will have environmental impacts which should be evaluated in an SEIS.

          Chief Administrative Law Judge Lynch considered the PII petition and reply comments by Staff and several other parties and recommended that "the final EAFs prepared for Commission use in the Con Edison and O&R cases consider the potential environmental effects of T&D price cap regulation for Con Edison and the recovery of non-variable generation costs in T&D rates for Con Edison and O&R" but that "in all other respects, there is no reason to commence preparation of SEISs."<F63> Nonetheless staff's analysis in Section V will address the issues raised by PII which are broadly relevant to NMPC.

          We note that several of the environmental groups represented by PII are signatories to the NMPC settlement agreement<F64> and that neither PII nor any of its member environmental groups have commented on the NMPC EAF or raised environmental impact issues.

      V.  STAFF ANALYSIS

          The FGEIS covered the significant generic issues connected with restructuring at considerable length. The following analysis will not recapitulate the material in the FGEIS. Instead, this analysis will deal with issues identified by Staff, by comments on the Niagara Mohawk EAF and with general comments offered by parties on other utility restructuring EAFs. The issues to be examined are primarily those for which it is reasonable to believe that unique features of the company's service territory or restructuring plan might result in environmental impacts not considered in the FGEIS or in excess of thresholds identified in the FGEIS.

          A.  EFFECTS OF RESTRUCTURING ON OVERALL LEVEL OF
              ELECTRIC SALES IN NIAGARA MOHAWK'S SERVICE TERRITORY

               A key determinant of the incremental environmental impacts of restructuring the electric industry in New York is the effect of restructuring on the overall level of electric sales. This section of the EAF will address the question of whether any likely effect of the Niagara Mohawk restructuring plan would cause sales growth in excess of the levels contemplated in the Final Generic Environmental Impact Statement (FGEIS).

               There appear to be three realistic ways in which restructuring could have significant impacts on electric sales: reduced rates and price elasticity; effects of rate of return regulation; and reduced use of energy efficiency. The following paragraphs examine each of these effects.

          1.   PRICE ELASTICITY EFFECTS

               If electric prices drop as a result of utility rate reductions incorporated in restructuring agreements and/or as a result of competition among the utility and alternative suppliers, customers may make the economic decision to consume more electricity. This is a price elasticity effect. The FGEIS analysis included the preparation of a statewide "high sales" scenario based on estimated sales increases that could result from decreases in electric prices, given the best information then available to staff economists. The high sales scenario assumed that the compounding statewide electric sales growth would be about 2.2% per year.

               This scenario was compared to a FGEIS base case
"evolving regulatory model" scenario. The base case assumed incremental sales growth of 1.2%. Thus, the additional incremental statewide sales growth likely to result from the high sales scenario compared to the no action base case was estimated as about 1.0% per year.<F65>

               PROMOD simulation of comparative plant dispatching under these scenarios showed that, compared to the evolving regulatory model, the high sales model would result in a 2.9% increase in SO2 emissions, a 5.5% increase in NOx and a 12% increase in CO2 by 2012. The Commission determined that, although the FGEIS showed the possibility of detrimental incremental air quality impacts "consistent with the social, economic and other considerations, from among the reasonable alternatives available," the Commission's restructuring policy "avoids or minimizes adverse environmental impacts to the maximum extent possible."<F66>



               Niagara Mohawk accounted for roughly 26% of NYPP sales in 1996. In analyzing the significance of any potential incremental sales growth attributable to the Niagara Mohawk restructuring plan, it is reasonable to focus on Niagara Mohawk's pro rata share of the sales growth and impacts considered in the FGEIS and ask whether Niagara Mohawk's incremental sales growth due to price elasticity effects resulting from restructuring would be likely to be significantly greater than the average statewide incremental sales growth due to restructuring.

               Recently, Staff of the Office of Energy Efficiency and Environment (OEEE), with the assistance of the Office of Regulatory Economics (ORE) of the DPS, performed an elasticity analysis using the rate reductions in the Niagara Mohawk settlement. The results (see Attachment A, Table B) show that the settlement rate reductions are likely to produce a 0.50% incremental annual increase in demand compared to the FGEIS base case over the same 15 year modeling period used in the FGEIS. This is only half the incremental sales increase modeled in the FGEIS high sales scenario.

               It is important to note that this elasticity analysis estimates only the additional sales growth which would result from the rate reductions in the settlement agreement. It does not consider other important factors, such as population growth, general economic growth and the prices of competitive energy sources, which also help to determine overall sales growth, and so should not be interpreted as a sales forecast.

          2.   REGULATION OF THE T&D UTILITY

               While the proposed settlement provides for a transition to a more competitive market for generation, the T&D portion of Niagara Mohawk would remain a regulated utility with rate of return regulation. In its May 13, 1997 petition, PII argued that rate of return regulation gives the T&D utility incentives to promote sales and to build uneconomic rate base. According to PII, these incentives could result in environmental impacts which should be considered in a separate SEIS.

               For several years, a revenue decoupling mechanism (NERAM) was in effect for NMPC which was intended to remove the linkage between increased sales and increased company profits. However, in 1995 the Commission approved the discontinuation of the general NERAM revenue reconciliation mechanism, but allowed continuation of a limited mechanism for recovery of lost revenues due to DSM. As discussed below, the company's expenditures on DSM declined sharply after 1995. It did not request recovery of DSM lost revenues after that date.

               The Agreement proposes discontinuation of this DSM lost revenue recovery mechanism. Its discontinuation is unlikely to have a material effect on the company's already much reduced DSM programs or to act as an incentive to promote sales and to build an uneconomic rate base.

          3.   LOWER ENERGY EFFICIENCY EFFECT

               For a number of years, the New York Commission has encouraged utilities to promote end use energy efficiency (DSM). This encouragement has included review and approval of utility DSM plans and budgets and various incentive and cost recovery mechanisms. For all New York utilities, including Niagara Mohawk, the levels of DSM expenditures and energy savings have declined drastically in recent years. Niagara Mohawk's DSM expenditures peaked at $65.9 million in 1992 and its incremental annual DSM energy savings peaked at 324.6 GWH, also in 1992. By 1996, its DSM expenditures had declined to only $0.8 million and its DSM incremental energy savings goal had declined to only 29.9 GWH. While the company had budgeted $2.7 million for DSM in 1997, by mid-year it had only spent about $0.1 million. We estimate 1997 incremental DSM savings at about 6 GWH based on mid-year achievements. The company plans to continue to offer limited DSM programs to customers, but no specific sum is included in the settlement for these activities. As discussed below, money is allocated for a System Benefits Charge (SBC) which will include energy efficiency programs.

               Staff examined the possibility that DSM budget reductions could reduce the energy conservation measures taken by NMPC customers and result in incremental increases in electric sales beyond the base case.

               In the FGEIS, the base case "evolving regulatory model" scenario and the "high sales" scenario included annual incremental Niagara Mohawk DSM energy savings of 112 GWH<F67> for the years 1997 and beyond. Another scenario in the FGEIS estimated the sales and environmental impacts of halting all DSM activities; the sales and environmental impacts of this "No incremental utility DSM" scenario were shown to be much smaller than those of the "high sales scenario."

               The FGEIS did not consider a scenario that assumed both high sales and no incremental DSM, so Staff evaluated the plausibility that a realistic combination of low Niagara Mohawk DSM and high Niagara Mohawk sales growth could result in sales greater than those postulated in the FGEIS "high sales scenario." Staff has re-analyzed the impact of energy efficiency programs on NMPC sales growth using a value of 29.9 GWH for 1996, 6.0 GWH for 1997 and 0 GWH for the years 1998 through 2012 and compared that to the DSM impact analysis underlying the FGEIS high sales scenario. We calculate that, averaged over the FGEIS modeling period (1997 through 2012), the elimination of all energy efficiency sales reductions after 1997 would increase sales by only 0.13% a year.

               This analysis probably overstates the effects of reductions in utility DSM programs on the availability of energy efficiency services for two reasons. First, as discussed below, the Agreement provides substantial funding for an SBC, much of which will be used to provide energy efficiency programs or information. Secondly, (as observed in the FGEIS) retail competition will result in the development of a competitive ESCO market in which some ESCO's will probably offer energy efficiency services as a way of distinguishing themselves from competitors.

               As discussed above, the price elasticity effects of the settlement rate reductions would increase sales by an average rate of 0.50% a year over the 15 year period compared to the FGEIS base case. If the effects of no DSM are added, the likely incremental sales increases due to the settlement are about 0.63%. This is well below the 1.0% incremental growth considered in the FGEIS high sales scenario.

          B.   SYSTEM BENEFITS CHARGE

               The settlement provides for an SBC funded at a level of $15 million a year. The City of Oswego has objected to the establishment of an SBC as wasteful. However, in adopting the FGEIS, the Commission found that an SBC is necessary to mitigate the environmental effects of the reduction in utility DSM programs and provide for the continuation of other important public benefit programs.

               In its May 13, 1997 comments, PII argued that restructuring agreements should provide for SBCs funded at the levels of utility DSM expenditures current when the Commission adopted the FGEIS. Staff believes that the proposed level of funding is compatible with the FGEIS and that no further analysis is required.

          C. EFFECT OF RESTRUCTURING ON RETIREMENT OR CONSTRUCTION OF NEW GENERATION, PLANT DISPATCH OR FUEL PURCHASE

               Another potential factor that could, in concept, affect New York's environment is the direct or indirect effect of the Niagara Mohawk restructuring plan on the mix of fuels burned or plants run to meet electric sales in Niagara Mohawk's territory. The following section will analyze whether there is any reason to believe that the Niagara Mohawk plan would result in impacts that are greater than or different in nature or causation from those already addressed in the FGEIS.

               1.  CONSTRUCTION OF NEW GENERATING PLANTS

                    Projections in the FGEIS suggest that new capacity will be required on the New York State system within several years. This capacity might be provided by constructing new facilities, repowering existing plants, additional firm power imports or a combination of the above. It is also possible that some investors will find it attractive to construct new power plants (or refurbish existing less efficient plants) to compete as merchant plants in the new open power market being established by the Commission.

                    If new or repowered plants in excess of 80 MW, or significant transmission construction is required, those projects will be subject to full environmental review under Articles X and VII of the Public Service Law. In any event, under current air quality regulations (particularly the emissions offset policies for NOx) construction of new facilities tends to improve air quality for critical emissions.

               2.  TRANSFER OF OWNERSHIP OF NMPC NON-
                   NUCLEAR GENERATION

                    Under the Agreement, the company is required to auction its non-nuclear generation. The company has prepared an auction plan which will be the subject of a separate Commission proceeding. The potential environmental consequences of the auction are beyond the scope of this EAF. Staff will examine the auction plan and advise the Commission about whether a separate SEQRA analysis of the auction is required.

                   However, the City of Oswego and other parties have raised concerns about the possible effects of the settlement agreement on existing NMPC plants. It is possible to make some general observations about the possible environmental impacts of the divestiture of the company's generation assets.

                    It is likely that the company's lowest cost generating facilities will be acquired by another owner. These plants may be operated in much the same fashion by the new owners as they have been by NMPC. In general, the permitting and licensing restrictions and environmental standards which apply to these plants under Niagara Mohawk's ownership will continue to apply. However, it is possible that competitive pressures will cause the new owners to seek to cut environmental expenditures in non-mandated areas. Such problems could be mitigated through specific agreements between NMPC and bidders if required by the auction plan.

                    The company estimates that most plant staff will be retained by new owners, but it is possible that transfer of these low operating cost plants would result in replacement of some existing NMPC employees or a reduction in work force.

                    The effect of divestiture on higher cost plants is more speculative. It is possible that new owners will acquire some or all of these less efficient plants and invest money to make them more competitive. Even plants with high operating costs may have significant advantages over "green field" sites in terms of existing transmission links and fuel access, as well as community acceptance and relative ease of environmental licensing. We note that Niagara Mohawk is currently in the early stages of an Article X licensing proceeding for the repowering of its Albany Steam Station. This application is intended expressly to increase the value of that facility to prospective bidders.

                    The combination of incentives for prompt auctioning of these sites and the opportunity for NMPC to recover much of its stranded costs may mean that currently inefficient plants will be available at reasonable prices to developers. The result could be a willingness to invest in plant refurbishment to make them competitive in the market. The transfer of ownership from a regulated utility to an unregulated owner may also provide an opportunity for the new owner to negotiate lower property tax payments--further improving the plant's competitiveness.

               3.   RETIREMENT OF NMPC GENERATING FACILITIES

                    If no market for a given facility is revealed by the auction, retirement of that facility is a likely outcome. However, retirement of a major NMPC generating facility could have a variety of local fiscal, economic, employment and other environmental impacts. The City of Oswego cited concerns about the potential local impacts of retirement of the Oswego Steam Station.

                    The potential impact of early plant retirements was considered by the Commission in the FGEIS. The FGEIS concluded that accelerated retirement of less efficient plants is an unavoidable potential consequence of a more competitive electric industry. It further concluded that such changes could have significant adverse impacts on individuals and communities.
Impacts discussed in the EAF included local economic impacts, decreased employment and reduced local tax revenues. While the EAF predicted that competition would lead to lower electric rates and an enhanced economy which would more than offset these impacts on a statewide basis, it stated that permanent displacement of some workers might result and that not all communities would share equally in the benefits of competition.

                   In Opinion No. 96-12, the Commission determined that "adverse environmental impacts will be avoided or minimized to the maximum extent practicable by incorporating as conditions to the decision those mitigative measures that were identified as practicable." One measure adopted by the Commission was a charge to Staff to monitor and, if indicated, mitigate specific impacts that may occur. The Settlement includes a commitment from the company to establish a $10 million fund which will be used for programs such as retraining, outplacement and early retirement of its employees to mitigate any employment impacts caused by the auction or retirement of its generating plants.

                    The potential impacts on the City of Oswego, and other communities potentially affected, fall within the range considered in the FGEIS and no further analysis is required in this proceeding.

               4.  EFFECT OF COMPETITIVE TRANSITION CHARGE
                   (CTC) ON PLANT DISPATCH

                    The proposed Settlement includes a provision which will allow the company to partially recover its above-market generation costs through a non-avoidable CTC charge. In its motion filed on May 13, 1997 in Case 96-E-0952, PII contended that since potential competitors will not receive a similar income stream, companies receiving a CTC would offer generation to the ISO at a subsidized and uneconomic price. This, PII asserted, could result in a company operating less efficient and dirtier plants than the competitive plants which would have operated in the absence of the CTC.
                    However, under the provisions of the proposed settlement, collection of NMPC's stranded costs is not dependent on operating a Niagara Mohawk plant (i.e., is not marginal revenue). Both Niagara Mohawk and any competitors would face the same short term decision criterion. They would maximize profits (or minimize losses) on existing facilities by selling on the market whenever the clearing price equals or exceeds their marginal operating costs--as they themselves calculate marginal costs given their best information.

                    While not addressed in any filed comments, some parties in public hearings have objected to the collection of the CTC from customers who choose to install solar panels or other renewable technologies to supply their power but remain connected with the company for back-up. They contend that, by increasing their costs, the CTC slows the development of renewable energy and increases environmental impacts. It appears to Staff that even-handed application of the CTC merely puts all power sources on an even footing. Since the CTC costs avoided by installers of renewable equipment would be ultimately born by other ratepayers or company stockholders, special exemptions from the CTC would constitute an indirect and uneconomic subsidy. If subsidies for renewables are in the public interest, they can be provided directly through the SBC or through legislative action.

               4.   FUEL BURNED BY NIAGARA MOHAWK

                    Various Niagara Mohawk units have the capacity to burn either coal, oil or gas within existing air quality limits. Decisions about which fuel to burn at these facilities will continue to be based on economic considerations and unrelated to restructuring regardless of ownership.

          D.   EFFECTS OF THE MRA

               For a number of years the company has been locked into "must run" contracts requiring it to purchase power, whenever offered, at above-market prices. Most of these plants are either small hydro-electric facilities or modern gas-fired cogenerators. In July of 1997, the company reached a Master Restructuring Agreement with 29 IPPs representing 80% of the company's above-market costs. Under the MRA, the settling IPPs agreed to "restructure, amend or replace" their current contracts in return for payments from NMPC, purchase by NMPC or other contract modifications.

               1.  POTENTIAL AIR QUALITY IMPACTS OF CHANGES IN
                   IPP CONTRACTS

                    It is not feasible to predict how the operation of each of these plants will be changed by the MRA. However, in general, the MRA could impact the operation of the settling IPP plants through changes in the dispatch of the IPPs and changes in steam sales to steam hosts. According to NMPC estimates, at most about 15% of the total IPP steam production would be retired or moth balled due to the MRA. The remainder will continue operating but will either enter into bi-lateral contracts or bid into the market on a basis that reflects true marginal costs.

                    The FGEIS examined the possibility that all the "must run" IPP contracts in New York State would be renegotiated so that these plants would be economically dispatched. The model used for the FGEIS showed that economic dispatch of IPPs would result in increased SO2 emissions and decreased NOx and CO2 emissions, relative to the base case, during most of the study period. However, during the later years of the period, economic dispatch of IPPs would result in lower SO2 emissions.

                    In Opinion No. 96-12, which adopted the FGEIS, the Commission observed that the analysis of retail market structures (which included consideration of economic dispatch of IPPs) forecast that competition would result in greater air quality impacts then the no action alternative, but that moving towards competition was still desirable when these effects were balanced against the likely economic benefits of the policy.

                    The proposed MRA would have smaller effects than those reported in the FGEIS since the FGEIS assumed that all the IPPs in the state with "must run" contracts would be economically dispatched, while the MRA affects only some of the IPPs having contracts with NMPC. It should be noted that, although there is likely to be a temporary increase in SO2 emissions resulting from the MRA, NMPC has agreed to permanently donate 5,000 SO2 allowances to the Adirondack Council for retirement.

                    Many of the IPP units affected by the MRA have steam hosts which currently purchase byproduct steam or hot water from generating activities. To the extent that IPPs are retired or mothballed, the steam hosts may have to build new auxiliary boilers or refurbish retired boilers. Niagara Mohawk, in its EAF, estimates that the steam host steam requirements directly affected by retirement of settling IPPs would represent only about 0.8% of total IPP steam production. In addition, it is possible that changes in the operation of an IPP<F68> due to renegotiation of contracts with NMPC could result in a higher steam price or limited steam availability and thus cause increased operation of auxiliary boilers. These single purpose boilers could be less efficient and somewhat more polluting than the cogeneration units they replace.

                    In general, we would assume that the indirect air quality impacts of increased operation of new or existing auxiliary steam host boilers would have only marginal air quality impacts since most steam hosts currently served by an adjacent gas fired IPP would probably have relatively easy physical access to clean burning natural gas to feed their own boilers<F69> and since the amount of steam involved is relatively low in the context of this assessment.

               2.  POTENTIAL SOCIO-ECONOMIC IMPACTS OF
                   INTERRUPTION OF STEAM SUPPLY TO STEAM HOSTS

                    As noted above, it is possible that the MRA, which modifies or terminates contracts between NMPC and a number of IPPs, may affect the price or availability of steam or hot water currently provided by these IPPs to industrial steam hosts. This could have a variety of impacts on the costs or operations of the steam hosts. For example:

               - steam prices charged to the steam hosts could rise because of changes in the cogenerators' revenue structure;

               - steam hosts may have to change production schedules because cogenerators operate less frequently or less regularly;

               -   steam may no longer be available from
                   cogenerators who cease operation;

               -   the installation or refurbishment of
                   auxiliary boilers to replace cogenerated steam may result in higher capital and operating costs or in disruption of steam host operations during the period of permitting and construction.

                    Such changes could have short term effects on profits, worker incomes, employment and local economies if, for example, production curtailments and layoffs or reduced shifts were required during a transition period. Long term local socio-economic impacts might result if the steam host saw a major permanent change in its capital or operating costs which made it less competitive in the market.

                    These adverse local socio-economic impacts would be balanced by positive socio-economic impacts on a larger scale. In many cases, IPPs sought out steam hosts primarily to become "qualifying facilities" (QFs) under the Public Utilities Regulatory Policy Act of 1978 (PURPA) and thus eligible for legislatively mandated above-market price must-run contracts with Niagara Mohawk. As a result of the MRA, these plants will be dispatched economically based on their marginal costs. The resulting improvement in economic efficiency will lower costs and benefit ratepayers and the state's economy.

                    This is not to say that the local economic disruption which might be caused by the MRA is inconsequential. However, it is likely that such impacts can be adequately mitigated. We note that the parties to the settlement have committed (section 13.8) to "pursue diligently ways to minimize any economic or operational difficulties due to changes in IPP steam production which could occur as a result of the MRA..."

          E.  EFFECT OF RESTRUCTURING PLAN ON CONSTRUCTION
              OF NEW TRANSMISSION FACILITIES

               In its EAF, Niagara Mohawk states that no new transmission facilities are required to implement the October 10 agreement. It is possible, however, that load pockets could occur within the franchise in certain combinations of load and weather.

               Load pockets are of potential concern in a competitive environment because the owner of facilities in the load pocket could exercise market power during load pocket conditions unless there were sufficient competing generation sources within the load pocket. In many areas of the NMPC franchise there is a mix of generating facilities owned by NMPC and IPPs. Where this diversity of ownership occurs, the exercise of market power is less likely to occur. However, ownership of NMPC facilities is likely to change within the next few years because NMPC has committed to auctioning its non-nuclear generation. Conceivably the ownership of generation could become more dispersed in some areas (lessening market power concerns) and more concentrated in other regions (increasing the potential market power of owners).

               Additional transmission could be constructed by the regulated T&D utility to prevent the exercise of market power. The construction of new transmission facilities can be anticipated to have a variety of environmental impacts. These were discussed generically in the FGEIS. However, any construction of significant new transmission would require environmental review and approval by the Public Service Commission under Article VII of the Public Service Law. Under this law the Commission is obligated to weigh the costs and benefits of the transmission addition and to consider alternatives.

               In many situations, the Commission could take other steps to relieve or prevent market power which would not have incremental environmental impacts. For example, it could impose requirements on Niagara Mohawk's auction process which would limit the amount of generation any one bidder could buy in a potential load pocket, or could require purchasers to enter into special contracts with the T&D utility which would limit or index prices which could be charged during load pocket conditions. In some situations the Commission might encourage T&D utilities to offer targeted DSM programs to prevent the exercise of market power. In
Section 7.2(1) of the settlement, the company committed itself to evaluate and implement cost effective alternatives to major T&D projects including DSM and distributed generation.

          F.   MISCELLANEOUS ENVIRONMENTAL ISSUES

               1.   REMEDIATION OF COAL GAS SITES

                    For several years the company has been
conducting a site remediation program designed primarily to clean up environmental damage at old coal gas sites which the company had acquired during its consolidation. Section 2.6.5.2 of the settlement commits the company to continue this effort. No incremental environmental impacts are anticipated.

               2.   ENVIRONMENTALLY SIGNIFICANT LANDS OWNED
                    BY NIAGARA MOHAWK

                    The company currently owns extensive
undeveloped land associated primarily with its hydro facilities. Some portions of this land have considerable ecological or scenic value. Divestiture of these hydro facilities could result in the development of these lands and the loss of their ecological values. However, in sections 7.2 (iv through x) the company commits to donate or sell conservation and development right easements to the State of New York for these critical parcels. No incremental negative environmental impacts are anticipated.

               3.   ENVIRONMENTAL DISCLOSURE

                    Various parties suggested that some customers in a competitive power market may wish to consider environmental values in their power purchase decisions. In the absence of reliable and consistently presented information on the generation sources used by suppliers, customers may be unable to make informed decisions based on environmental as well as economic considerations. A well defined environmental disclosure program would encourage the use of environmentally responsible generation sources.

                    Section 7.2 (xvi) of the settlement states that the company and Staff have agreed to " ... work with load serving entities and others to develop and implement, where feasible, meaningful and cost effective, an approach to providing customers with fuel mix and emission characteristics of the generation sources relied upon by the load serving entity."

     VI.  MITIGATION OF IMPACTS -- MONITORING

          It is important to note that the FGEIS explicitly recognized that "the likely environmental effects of a shift to a more competitive market for electricity are not fully predictable<F70> due to the absence of precedence, complexity of the New York electric industry, future regulatory activities, including those of other states and the federal government, and the nature and degree of market response. The same uncertainty persists with respect to Niagara Mohawk's restructuring plan.

          In Opinion 96-12 (Opinion and Order Regarding Competitive Opportunities for Electric Service), the Commission made certain "findings" pursuant to the State Environmental Quality Review Act. The Commission determined that "...adverse environmental impacts will be avoided or minimized to the maximum extent practicable by incorporating as conditions to the decision those mitigative measures that were identified as practicable;... These mitigation measures are: (1) monitoring environmental impacts; (2) system benefits charge; and (3) assisting efforts undertaken by other agencies to address interstate pollution transport."

          Staff analysis of the Niagara Mohawk restructuring plan shows that its implementation would result in environmental effects which would most likely be less than the impact values assessed in the FGEIS. To address any uncertainty and to evaluate unknown outcomes, a monitoring program, as envisioned in the FGEIS should be developed.

          Environmental impacts which could be monitored are described in Section 6.2.3 of the Final Generic Environmental Impact Statement (FGEIS) issued May 3, 1996 in Case 94-E-0952 (Competitive Opportunities Regarding Electric Service). In addition, this EAF discuss a number of activities and environmental changes that would be important to monitor during the transition to competition. Examples of environmental issues that could require monitoring include:

      -  imported electricity from the midwest,
      -  SO2 and NOx emissions,
      -  retirement of Niagara Mohawk power plants,
      -  in-state and out-of-state purchased generation,
      -  fuel mixture of generation,
      -  reduction in environmental RD&D,
      -  loss of environmentally significant land,
      -  new electric and gas transmission line construction,
      -  acid precipitation in the Adirondacks and Catskills, and
      -  mitigation of load pockets.

          The proposed environmental monitoring plan currently being developed by Staff will be organized around the major environmental impacts considered in the FGEIS and this EAF, including information necessary for analysis of any restructuring environmental impacts, confirmation of expected impacts and exposition of unexpected outcomes and their significance. Staff anticipates Niagara Mohawk's cooperation in the development and implementation of this monitoring plan.

    VII.  CONCLUSIONS

          We have considered the proposed October 10 settlement agreement and have analyzed the potential impacts of that agreement on the environment. We have compared these likely impacts to those addressed in the FGEIS. Our analysis has been broadly framed and has looked at limiting cases in order to encompass any modifications to that agreement likely to be adopted by the Commission. In our analysis we have also considered issues raised by other parties commenting on the Niagara Mohawk EAF.

          We conclude that the Niagara Mohawk restructuring plan would not result in significant new environmental impacts not considered in the FGEIS, nor would it result in impacts likely to be greater than those considered in the FGEIS. Therefore no SEIS is required under the provisions of SEQRA. Staff recommends that the Commission determine that no further SEQRA compliance is required with regard to the transitional restructuring plan for this company.

          Although no further SEQRA compliance is required before Commission action on the NMPC restructuring agreement, the Commission should institute mechanisms for monitoring and, if indicated, mitigating some of the potential impacts of restructuring. Staff is developing a proposed monitoring plan for the Commission's consideration.

          In the future, the Commission will be asked to act on NMPC's detailed auction plan. Staff is considering the potential impacts of the auction plan and will advise the Commission on the possible need for an EAF on that action.

APPENDIX

IMPACT OF POSSIBLE RATE DECREASES ON SALES GROWTH

          Several of the potential impacts of deregulation examined in the Final Generic Environmental Impact Statement (FGEIS) are a result of the increased sales that are expected to accompany deregulation. Rate reductions, which are a primary driver of the increased sales, are not considered explicitly in the FGEIS; rather it was assumed that, beginning in 1997, sales would increase by an additional 1% per year for 15 years. That is, if statewide growth without deregulation is 1.2% per year (as was assumed in the FGEIS evolving regulatory model), growth with deregulation would be 2.2%.

          In each of the restructuring cases, specific rate reductions are now being considered. Using price elasticity of demand, these proposed rate reductions now permit the calculation of an estimate of increased sales to be expected from restructuring.

          The following tables (developed by the Office of Energy Efficiency and Environment with the assistance of the Office of Regulatory Economics) consider both short-run elasticity (the increase in sales which occurs immediately after the rate reduction) and long-run elasticity (increases which occur in subsequent years). No other growth inducing factors are included, so the analysis only reflects the incremental impact of rate changes. The first step in the calculation (Table F) is to determine the weighted average elasticities based on the elasticities for each sector (industrial, commercial and residential) and the fraction of the utility' load in each sector (sales weight). Also, the average price reduction per year is calculated based on the expected rate decrease for each sector and the sales weight.

          Five price reduction scenarios (A through E) are considered. Scenario B is based on the price reductions from the Agreement and is the scenario used in the EAF. Other scenarios explore alternative hypothetical rate reductions.

          Tables A through E then calculate the year by year increase in sales due to competition (short-run, long-run and total), the cumulative change in sales, and the annual average rate of sales growth. Residential Delta (Res Delta) is the possible residential rate reduction considered in the table; Percent Total Impact per Year (%TI/Yr) is the average price reduction per year from Table F. The end of the five year settlement period and the end of the 15 year modeling period are highlighted.

NIAGARA MOHAWK PRICE ELASTICITY IMPACT
--------------------------------------

Sales ch = (price elasticity * % price ch) + lambda * (sales ch lag
1)

   A.       %Res
            Delta  %Tl/Yr   Lambda   SR Elas   LR Elas
             1.0     1.35     0.71     0.33      1.14

                                       Cumu-    Annual
    Year  SR Sales LR Sales   Total    lative    Rate
    ----  -------- --------   -----    ------   ------

    1998    0.439    0.000    0.439    0.439     0.44
    1999    0.439    0.313    0.752    1.191     0.59
    2000    0.439    0.537    0.976    2.167     0.72
    2001    0.000    0.697    0.697    2.865     0.71
    2002    0.000    0.498    0.498    3.363     0.66
    2003    0.000    0.356    0.356    3.718     0.61
    2004    0.000    0.254    0.254    3.973     0.56
    2005    0.000    0.182    0.182    4.154     0.51
    2006    0.000    0.130    0.130    4.284     0.47
    2007    0.000    0.093    0.093    4.376     0.43
    2008    0.000    0.066    0.066    4.442     0.40
    2009    0.000    0.047    0.047    4.490     0.37
    2010    0.000    0.034    0.034    4.523     0.34
    2011    0.000    0.024    0.024    4.548     0.32
    2012    0.000    0.017    0.017    4.565     0.30

   B.       %Res
            Delta  %Tl/Yr   Lambda   SR Elas   LR Elas
             3.2     2.31     0.71     0.33      1.14

                                       Cumu-    Annual
    Year  SR Sales LR Sales   Total    lative    Rate
    ----  -------- --------   -----    ------   ------

    1998    0.751    0.000    0.751    0.751     0.75
    1999    0.751    0.536    1.287    2.037     1.01
    2000    0.751    0.919    1.670    3.707     1.22
    2001    0.000    1.193    1.193    4.899     1.20
    2002    0.000    0.852    0.852    5.751     1.12
    2003    0.000    0.608    0.608    6.360     1.03
    2004    0.000    0.435    0.435    6.794     0.94
    2005    0.000    0.310    0.310    7.105     0.86
    2006    0.000    0.222    0.222    7.326     0.79
    2007    0.000    0.158    0.158    7.485     0.72
    2008    0.000    0.113    0.113    7.598     0.67
    2009    0.000    0.081    0.081    7.679     0.62
    2010    0.000    0.058    0.058    7.736     0.57
    2011    0.000    0.041    0.041    7.778     0.54
    2012    0.000    0.029    0.029    7.807     0.50

NIAGARA MOHAWK

Sales ch = (price elasticity * % price ch) + lambda * (sales ch lag
1)

  C.       %Res
           Delta  %Tl/Yr    Lambda   SR Elas   LR Elas
            5.0     2.73      0.71     0.33      1.14

                                       Cumu-
    Year  SR Sales LR Sales   Total    lative    Rate
    ----  -------- --------   -----    ------    ----

    1998    0.887    0.000    0.887    0.887     0.89
    1999    0.887    0.633    1.520    2.407     1.20
    2000    0.887    1.086    1.973    4.380     1.44
    2001    0.000    1.409    1.409    5.789     1.42
    2002    0.000    1.006    1.006    6.795     1.32
    2003    0.000    0.719    0.719    7.514     1.21
    2004    0.000    0.514    0.514    8.028     1.11
    2005    0.000    0.367    0.367    8.394     1.01
    2006    0.000    0.262    0.262    8.656     0.93
    2007    0.000    0.187    0.187    8.844     0.85
    2008    0.000    0.134    0.134    8.977     0.78
    2009    0.000    0.095    0.095    9.073     0.73
    2010    0.000    0.068    0.068    9.141     0.68
    2011    0.000    0.049    0.049    9.190     0.63
    2012    0.000    0.035    0.035    9.224     0.59


   D.      %Res
           Delta  %Tl/Yr   Lambda    SR Elas  LR Elas
           7.0     3.64      0.71      0.33      1.14

                                       Cumu-    Annual
    Year  SR Sales  LR Sales  Total    lative    Rate
    ----  --------  --------  -----    ------   ------

    1998    1.185    0.000    1.185    1.185     1.18
    1999    1.185    0.846    2.031    3.215     1.59
    2000    1.185    1.451    2.635    5.850     1.91
    2001    0.000    1.882    1.882    7.733     1.88
    2002    0.000    1.344    1.344    9.077     1.75
    2003    0.000    0.960    0.960   10.037     1.61
    2004    0.000    0.686    0.686   10.723     1.47
    2005    0.000    0.490    0.490   11.213     1.34
    2006    0.000    0.350    0.350   11.563     1.22
    2007    0.000    0.250    0.250   11.813     1.12
    2008    0.000    0.179    0.179   11.992     1.03
    2009    0.000    0.128    0.128   12.119     0.96
    2010    0.000    0.091    0.091   12.210     0.89
    2011    0.000    0.065    0.065   12.275     0.83
    2012    0.000    0.046    0.046   12.322     0.78

NIAGARA MOHAWK

Sales ch = (price elasticity * % price ch) + lambda * (sales ch lag
1)


   E.    %Res Delta  %Tl/Yr   Lambda  SR Elas  LR Elas
            9.0      4.55     0.71     0.33     1.14

                                       Cumu-    Annual
    Year  SR Sales LR Sales   Total    lative    Rate
    ----  -------- --------   -----    ------   ------

    1998    1.477    0.000    1.477    1.477     1.48
    1999    1.477    1.055    2.532    4.010     1.99
    2000    1.477    1.809    3.286    7.296     2.37
    2001    0.000    2.347    2.347    9.643     2.33
    2002    0.000    1.677    1.677   11.319     2.17
    2003    0.000    1.198    1.198   12.517     1.98
    2004    0.000    0.855    0.855   13.372     1.81
    2005    0.000    0.611    0.611   13.983     1.65
    2006    0.000    0.436    0.436   14.419     1.51
    2007    0.000    0.312    0.312   14.731     1.38
    2008    0.000    0.223    0.223   14.954     1.27
    2009    0.000    0.159    0.159   15.113     1.18
    2010    0.000    0.114    0.114   15.226     1.10
    2011    0.000    0.081    0.081   15.308     1.02
    2012    0.000    0.058    0.058   15.366     0.96


   F.                 LARGE   SMALL     RES/     WGTED   PRICE
                       IND   IND/COM    OTHER     AVG    PER YR
                      -----  -------    -----    -----   ------

   Sales Weight       0.31     0.32     0.37
   SR Price Elas.     0.43     0.31     0.25     0.33
   LR Price Elas.     1.28     1.17     0.99     1.14
   Price Red. A      10.00     2.00     1.00     4.11     1.35
   Price Red. B      13.31     5.56     3.22     7.10     2.31
   Price Red. C      15.00     6.00     5.00     8.42     2.73
   Price Red. D      20.00     8.00     7.00    11.35     3.64
   Price Red. E      25.00    10.00     9.00    14.28     4.55

   Lambda (1- SR Elas/LR Elas):                  0.71

<F1> Cases 94-E-0098 et al., Order Setting Electric, Electric
Street Lighting, and Gas Rates (issued April 21, 1995); Opinion No. 95-21 (issued December 21, 1995).
<F2> Later on, Administrative Law Judges Jaclyn A. Brilling and
Judith A. Lee also provided the parties assistance in their settlement efforts.
<F3> Niagara Mohawk decided to make the PowerChoice proposal public to promote a better understanding of the changes under consideration.
<F4> Cases 94-E-0952 et al., Competitive Opportunities Proceeding,
Opinion No. 96-12 (issued May 20, 1996).
<F5> Ibid., pp. 74-75.
<F6> Cases 94-E-0098 and 94-E-0099, Ruling Setting Case Schedule,
(issued October 17, 1997.)
<F7> The Judge presented various other recommendations that are discussed below in the context of the parties' exceptions.
<F8> USEA generally supports the recommended decision and takes no specific exceptions to it.
<F9> The Cities of Fulton and Cohoes, the New York State Conference
of Mayors, and the New York State Assessors' Association join in the brief filed by the City of Oswego.
<F10> The City of Buffalo's brief was filed by Council Member
Alfred T. Coppola.
<F11> DOL, NPLF, IPPNY, USEA, Retail Council, NYSEG, PULP, The Wing
Group, and the City of Buffalo did not file briefs opposing exceptions.
<F12> Written comments continued to be submitted after the
recommended decision was issued, including those from the Niagara Chapter of the Sierra Club, State Senator James W. Wright, the New York State Wide Senior Action Council, Inc., and the Genesee Memorial Hospital.
<F13> This section summarizing the MRA and the Settlement is provided for the convenience of the reader. It does not take precedence over the MRA's or the Settlement's terms.
<F14> $50 million of this amount may either be paid in short term notes or cash at the company's option.
<F15> The SIPPs deny that the MRA provides them any seats on the board of directors. They say it only requires Niagara Mohawk to select two directors from a list of ten candidates who are not affiliated with the SIPPs but who are acceptable to them.
<F16> As to when the company would become bankrupt, Niagara Mohawk concedes that its insolvency is not imminent; however, it says, steps must be taken to arrest its financial demise. Since it sees no better approach emerging in the future, the company urges that the MRA be approved.
<F17> In addition to MRA-related proceeds, the SIPPs claim they have physical assets and contractual rights with substantial value.

<F18> The SIPPs observe that the New York Debtor and Creditor Law and the Federal Bankruptcy Code protect creditors against fraudulent conveyances and the improper depletion of assets. They also note that the Delaware, New York, and Illinois Revised Uniform Limited Partnership Acts protect creditors by prohibiting limited partnerships from making distributions that result in liabilities exceeding assets.
<F19> PULP and the Retail Council are also opposed to the
establishment of an escrow account to benefit the steam hosts.
They believe the steam hosts' contracts should determine their rights.
<F20> According to Norcen, these agreements are separate contracts in which Niagara Mohawk has undertaken independent obligations otherwise undertaken by the IPPs.
<F21> In its reply brief, Norcen addresses the reasonable
assurances the SIPPs provided in response to the Judge's request and says they are inadequate. Like the steam hosts, Norcen urges that an escrow account be established to protect its interests.
<F22> See, for example, Tr. 12,565-12,568; 12,779-12,795; 13,039-
13,042; 13,066-13,073; 13,288-13,292.
<F23> See, Tr. 13,040.
<F24> The analysis values the transfer of Niagara Mohawk's stock to the SIPPs based on the company's valuation of the regulatory asset as presented in Appendix C to the Settlement. Our prudence determination is premised on that value.
<F25> As Niagara Mohawk has agreed in the Settlement Agreement, this finding of prudence carries with it no entitlement to recovery by Niagara Mohawk of any return on the regulatory asset associated with the MRA, either during the term of the Settlement or thereafter.
<F26> The parties' exceptions concerning the CTC are discussed elsewhere in this opinion and order.
<F27> Cases 90-M-0225 et al., Settlement Procedures, Opinion No.
92-2 (issued March 24, 1992) Appendix B, p. 8.
<F28> The company, Staff, and MI also respond to the specific points supporting PULP's and Oswego's general opposition to the Settlement. Such points are addressed below.
<F29> Cases 94-E-0952 et al., supra, Opinion No. 96-12.
<F30> CPB specifically proposes that the amortization period for the MRA-related asset be extended by a year. Enron/Wepco consider a one to three year extension of the MRA debt financing proper while PULP does not quantify the extension it recommends.
<F31> Customer charges are addressed below.
<F32> Tr. 13,048.
<F33> While MI seeks to preserve a five-year rate option for industrial customers that would lock in their Niagara Mohawk electric commodity and CTC charges, Enron/Wepco is concerned that the company will use this option to provide large customers below market rates and preclude marketers from competing for their business.

<F34> The financial forecasts supporting the Settlement (Appendix
C to the agreement) are premised in part on an assumed average interest rate of 8.5% for the senior subordinated notes needed to finance the MRA. Since the time those forecasts were made, interest rates have declined. While the actual interest rates on the senior subordinated notes will not be known until the company issues the notes in the near future, we are requiring the company to defer the interest rate savings between the forecasted 8.5% and the actual rate for each of the five years of the settlement period. To the extent the Commission reduces rates beyond the levels in PowerChoice or the company applies for a rate increase in the fourth or fifth year, as allowed by the Settlement's terms, the deferred interest rate savings may be used to fund such reductions or offset any such increase that may be authorized. To the extent a deferred interest rate savings balance remains at the end of the fifth year, we will decide at that time how best to use the deferred savings.
<F35> Staff observes that the Retail Council supports the
Settlement's rate design approach for small commercial customers.
<F36> With respect to these customers, PULP believes we should reconsider whether they should be able to avoid making CTC payments. In general, PULP considers it inequitable for stranded cost recovery to shift from some customers to others. It suggests that the existing exemption for customers with flexible negotiated rates cease when their contracts end. Only in those cases where the CTC would force a customer off the system would PULP support a waiver.
<F37> This point refers to The Wing Group's affiliation to Western
Resources, Inc.
<F38> Such customers shall be considered the same as existing S.C.
7 customers under Settlement Section 4.11.4.1. To implement this requirement, we are directing Niagara Mohawk to file a proposal within two weeks and interested parties will have ten days to comment on it.
<F39> MI proposed that the parties meet to consider ways to
implement the Judge's recommendations but no such meetings are necessary.
<F40> Case 96-E-0900, Orange and Rockland Utilities, Inc. -
Electric Rates/Restructuring, Opinion No. 97-20 (issued December 31, 1997), mimeo pp. 16-18.
<F41> We are approving the Settlement's incentive provisions for the auction of the Oswego Steam Station.
<F42> Settlement Section 3.3.1.
<F43> Settlement Section 9.3.1.
<F44> Enron/Wepco specifically object to the requirement that ESCOs provide security equal to their customers' two highest monthly usage levels multiplied by the company's highest monthly on-peak energy buyback rate.
<F45> Settlement Section 8.3.2.

<F46> The final Environmental Assessment Form is Appendix C.  The substantive comments received are considered here and in the EAF. As a procedural matter, Oswego excepts, contending we have failed to comply with the requirements of SEQRA to date. However, as detailed above, the process we have used complies fully with the applicable requirements. Moreover, the attached EAF addresses the substantive and environmental concerns that were raised by Oswego and other parties.
<F47> Settlement Section 9.2.1.3.
<F48> Case 96-M-0706, Consumer Protection Rule Amendments,
Memorandum and Resolution Adopting Amendments To 16 NYCRR Part 11 (issued February 17, 1998), P. 6.
<F49> Settlement Section 11.1.2.
<F50> Id.
<F51> Specifically, 15 U.S.C. Section 1691(a)(2).
<F52> See, for example, Case 94-E-0952, Competitive Opportunities,
Opinion and Order Deciding Petitions for Clarification and Rehearing, Opinion No. 97-17 (issued November 18, 1997), mimeo pp. 29-35.
<F53> 15 U.S.C. Section 1691(c)(1).
<F54> Settlement Section 7.1.2.
<F55> We are aware that Niagara Mohawk is participating in ongoing negotiations with the City of Oswego, County, and School District representatives on the future tax status of the company's facilities in Oswego. We consider such negotiations between municipalities and utility companies to be a beneficial means for resolving such issues, absent legislation.
<F56> Niagara Mohawk's contractual commitments to the IPPs alone have been rising by $50 million per year.  Tr. 13,040.
<F57> Cases 94-E-0952, et al., In the Matter of Competitive
Opportunities Proceeding Regarding Electric Service, Opinion No. 96-12 (issued May 20, 1996).
<F58> Ibid, p. 78, n. 1.
<F59> Cases 94-E-0952, et al., Competitive Opportunities Proceeding
Rehearing Petitions, Opinion No. 96-17 (issued October 24, 1996).
<F60> Cases 94-E-0952, et al., Competitive Opportunities
Proceeding, Opinion No. 96-12 (issued May 20, 1996), p. 76.
<F61> 6 NYCRR Part 617.10(d).
<F62> These are primarily sites where coal gas was produced for illumination during the 19th century which were acquired by NMPC during the period of consolidation of smaller utilities which resulted in the creation of NMPC.
<F63> Cases 94-E-0952, et al., Ruling on the Motion for
Supplemental Environmental Impact Statements, (issued June 19,
1997), p. 17.
<F64> The following PII members are signatories to the settlement:
NRDC, PACE, the Adirondack Council, New York Rivers United and the Association for Energy Affordability.

<F65> To provide a sense of scale, estimated NYPP sales for 1996 were about 144,500 GWH and NMPC sales were 37,355 GWH. Under the FGEIS comparative scenarios, a 1.0% per year incremental growth rate would result in additional statewide sales of about 1.445 GWH in 1997 due to price elasticity and additional NMPC sales of about 374 GWH.
<F66>  Cases 94-E-0952, et al., In the Matter of Competitive
Opportunities Regarding Electric Service, Opinion and Order 96-12 (issued May 20, 1996), pg. 81.
<F67> The assumed level of DSM was equivalent to the company's 1996
DSM goal. No provision was made in the base case for energy efficiency sales reductions resulting from programs funded by a system benefits charge.
<F68> For example, if a cogenerator which formerly ran around the clock under a "must run" contract, moved to a more limited or irregular operating regime under economic dispatch.
<F69> The possible economic and employment impacts of changes or discontinuation of IPP steam sales to steam hosts will be discussed in another section of this EAF.
<F70> FGEIS, p. 77.

EXHIBIT 10-14
-------------

NIAGARA MOHAWK POWER CORPORATION
CONSENT SOLICITED BY NIAGARA MOHAWK POWER CORPORATION
TO ACTION OF PREFERRED SHAREHOLDERS WITHOUT A MEETING


The undersigned, a holder of record of shares of preferred stock of Niagara Mohawk Power Corporation (the "Corporation") on the record date, October 23, 1997, for this consent solicitation, hereby acknowledges receipt of the Consent Statement dated October 28, 1997 (the "Consent Statement"), and consents pursuant to the Corporation's Certificate of Incorporation, with respect to all of the shares of preferred stock held by the undersigned, to the adoption of the following proposal (the "Proposal") without a meeting of the shareholders of the Corporation (except as otherwise specified below).

THE CORPORATION URGES YOU TO CONSENT TO THE PROPOSAL.  Proposal:
Consent to the incurrance of $5 billion in unsecured debt in excess of the Present Limitation applicable to the Corporation as set forth in the Consent Statement.*



----------------
*The Present Limitation is so defined as (i) 10% of the sum of the secured indebtedness of the Corporation and its wholly-owned subsidiaries, the capital of the Corporation and the consolidated surplus of the Corporation plus (ii) $50,000,000.

                                                               EXHIBIT 10-20
                NIAGARA MOHAWK POWER CORPORATION
                   DEFERRED COMPENSATION PLAN

            As Established Effective January 1, 1994
                    Amended October 23, 1997

1.     PURPOSE

         The purpose of the Niagara Mohawk Power Corporation Deferred Compensation Plan is to provide a select group of management or highly compensated employees of the Company with the opportunity to defer the current receipt of cash compensation otherwise due them. The Plan is intended to constitute a "top hat" plan within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.


     2.  DEFINITIONS

         "Administrator" means the Board or its designee, the Compensation and Succession Committee of the Board, which shall be responsible for the administration of this Plan.

         "Board" means the Board of Directors of the Company.

         "Company" means Niagara Mohawk Power Corporation, its successors and assigns.

         "Change in Control" shall have the meaning set forth in Appendix A hereto.

              "Constructive Termination" means the Participant's deemed termination of employment with the Company by reason of any of the following events which occurs within 24 full calendar months after a Change in Control:

               (i) the Company assigns any duties to the Participant which are materially inconsistent with the Participant's position, duties, offices, responsibilities, or reporting requirements immediately prior to a Change in Control; or

              (ii) the Company reduces the Participant's Salary, including deferrals, as in effect immediately prior to a Change in Control; or

              (iii) the Company discontinues any bonus or other compensation plan or any other benefit, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) and in lieu thereof does not make available plans providing at least comparable benefits; or

              (iv) the Company takes action which adversely affects the Participant's participation in, or eligibility for, or materially reduces the Participant's benefits under, any of the plans described in (iii) above, or deprives the Participant of any material fringe benefit enjoyed by the Participant immediately prior to the Change in Control, or fails to provide the Participant with the number of paid vacation days to which the Participant was entitled in accordance with normal vacation policy immediately prior to the Change in Control; or

              (v) the Company requires the Participant to be based at any office or location other than one within a 50-mile radius of the office or location at which the Participant was based immediately prior to the Change in Control; or


              (vi) the Company purports to terminate the Participant's employment otherwise than as expressly permitted by his or her employment agreement, if any; or

              (vii) the Company fails to comply with and satisfy Section 12.2 of the Plan.

         "Deferral Account" means the Participant's individual account established on his or her behalf pursuant to the Plan.

         "Eligible Employee" means a highly paid Employee or a management Employee whose position of authority may influence policy decisions of the Company (including design and operation of the Plan) and who in either case has been selected by the Administrator as eligible to participate in the Plan.

         "Employee" means an employee of the Company.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

         "Incentive Award" means an award, if any, provided to an Eligible Employee under the Company's Annual Officer Incentive Compensation Plan, Stock Incentive Plan, or Long-Term Incentive Plan, excluding any awards of Stock Appreciation Rights under such Plans.

         "Participant" means an Eligible Employee who has elected under the terms and conditions of the Plan to defer payment of a portion of Salary or all or a portion of an Incentive Award, or both, which would have otherwise been paid to such Employee for services rendered to the Company.


         "Payment Date" means the date as of which payments are due to commence under the Plan.

         "Plan" means the Niagara Mohawk Power Corporation Deferred Compensation Plan (including any Appendices), as set forth herein and as amended from time to time.

         "Plan Year" means the calendar year.

         "Salary" means the annualized rate of an Employee's normal base cash compensation, prior to any deferrals and exclusive of overtime, bonuses, special or incentive pay or any fringe benefits determined as of December 31 of each year prior to the beginning of the next Plan Year.

         "Total Disability" means the Participant's physical or mental inability to perform substantially the Participant's duties of employment with the Company for a period exceeding 12 consecutive months, as determined by a licensed physician selected by the Administrator.


     3.  DEFERRAL ELIGIBILITY AND PARTICIPATION

       3.1 An Eligible Employee shall be eligible to participate in the Plan as of the first day of the Plan Year after completion and submission to the Administrator of an election form, pursuant to Section 4 of the Plan.

  3.2 No later than the November 1 preceding a Plan Year, the Administrator shall notify each Eligible Employee of eligibility to participate in the Plan for that Plan Year.



4.     ELECTION TO DEFER

  4.1 By November 30 prior to the beginning of a Plan Year, an Eligible Employee may elect, irrevocably, by written notice to the Administrator on an election form, to defer payment of a percentage of Salary or an Incentive Award, or both, otherwise payable during such Plan Year. The deferral percentage applicable to Salary shall be in 5% increments, not to exceed 25% of Salary. The deferral percentage applicable to an Incentive Award shall be in 10% increments, not to exceed 100% of an Award.

  4.2 Notwithstanding any provisions in the Plan to the contrary, an Employee or other individual who becomes an Eligible Employee during a Plan Year may elect, in the manner described in Section 4.1 of the Plan, to defer a percentage of Salary otherwise payable during the remainder of the Plan Year or an Incentive Award, or both, provided such election is made, irrevocably, within thirty (30) days after being notified that such individual is an Eligible Employee.

  4.3 Salary deferred under the Plan will be ratably deducted in each pay period in the Plan Year. An expressed percentage shall apply to any Salary changes during the Plan Year.

  4.4 The Deferral Period shall be, irrevocably, a period beginning as of the first day of the Plan Year to which the deferral election applies and ending on the earliest of:

  (a) the date the Participant retires at early or normal retirement age under the tax-qualified defined benefit pension plan maintained by the Company, in which the Participant participates, or

  (b) the date the Participant terminates employment with the Company for any other reason, including death or Total Disability; or

  (c) the date the Participant's employment with the Company is deemed terminated by reason of Constructive Termination.

       4.5 Although an election to defer under the Plan is irrevocable, the Administrator may authorize a Participant to reduce or waive such election for the remainder of the Plan Year upon a finding that the Participant has suffered a financial hardship, within the meaning of Section 7.2 of the Plan.

       4.6 The company shall deduct from any deferred Salary and Incentive Award, any FICA, FUTA or medicare taxes required to be withheld.


5.     DEFERRAL ACCOUNT

       5.1 As of the last day of each month, the Company shall credit to a Participant's Deferral Account the amount deferred for that month in accordance with the Participant's deferral election pursuant to Section 4.1 of the Plan.

       5.2   The Company shall credit earnings to each Participant's
Deferral Account until the entire Deferral Account has been distributed. For any calendar year, the rate of credited earnings shall be the equivalent of the rate of return on the investment fund or funds selected by the Participant on an appropriate election form provided to the Administrator at the time of the Participant's deferral election pursuant to Section 4.1 of the Plan. A Participant may select from the investment funds designated from time to time by the Administrator, and shall elect, in 50% increments, the portion of his or her Deferral Account considered invested in such fund or funds for the purpose of credited earnings. Earnings shall be credited to a Participant's Deferral Account as of the last day of each month. A Participant may change his or her investment fund selection annually at the time of any subsequent deferral election pursuant to Section 4.1 of the Plan; any such investment fund change shall be effective as of the first day of the Plan Year following such deferral election. Notwithstanding the foregoing provisions of this Section 5.2, neither the Company nor the Administrator, nor any agent thereof, shall be under any obligation whatsoever to have any assets or other funds actually invested on behalf of the Participant in the investment fund or funds selected by the Participant for the purpose of credited earnings.

  5.3  (a)  Funds held for a Participant shall be held as a general asset of the Company subject to the Company's general creditors. No Participant or beneficiary shall have any security interest whatsoever in any assets of the
Company.   To the extent that any person acquires a right to receive payments under the Plan, such right shall not be secured or represented by any assets of the Company.

        (b) Participants have the status of general unsecured creditors of the Company with respect to their Deferral Accounts, and the Plan constitutes a mere promise by the Company to make payments of deferred Salary or Incentive Award(s) in the future. It is the intention of the Participants and the Company that the Plan be unfunded for tax purposes and for purposes of Title I of ERISA.

  5.4 Each Participant's Deferral Account shall be maintained on the books of the Company until full payment has been made to the Participant or beneficiary. The Company may, but shall not be required to, set funds aside for the Deferral Account. Any funds that are so set aside shall be subject to claims of the Company's general creditors, as provided in the document governing the funds.

  5.5 Upon the request of a Participant, but no more frequently than quarterly, the Administrator shall provide a statement of any amounts credited to such Participant's Deferral Account.


6.     TIME AND MANNER OF PAYMENT

  6.1 Subject to Section 7, a Participant's Payment Date shall be the first of the month after the earliest of the following:

       (a) the date the Participant retires at normal or early retirement age under the tax-qualified defined benefit pension plan maintained by the Company, in which the Participant participates; or



       (b) the date the Participant terminates employment with the Company for any other reason, including death or Total Disability; or

       (c) the date the Participant's employment with the Company is deemed terminated by reason of Constructive Termination.

  6.2 The value of a Participant's Deferral Account shall be determined as of the last day of the month immediately preceding the Payment Date.

  6.3 The distribution of a Participant's Deferral Account shall be in cash, in one of the following methods as the Participant selects in writing to the Administrator at the time of his or her last deferral election under
Section 4.1 of the Plan:

       (a) a single sum paid within thirty (30) days after the Payment
Date; or

       (b) substantially equal annual installments starting on the Payment Date and paid over a specified period, not to exceed ten (10) years.

       In the event the Participant shall for any reason fail to timely select a method of distribution pursuant to the foregoing provision of this
Section 6.3, such Participant's Deferral Account shall be paid in accordance with method (b) above over ten (10) years.

  6.4  The Company may withhold from any payment under the Plan any taxes
or other amounts as required by law.   Any taxes imposed on Plan benefits
shall be the sole responsibility of the Participant or beneficiary.


7.     WITHDRAWALS

  7.1 A Participant or surviving spouse may withdraw amounts before those amounts would otherwise have been paid because of financial hardship, as determined by the Administrator. The withdrawal shall be limited to the amount reasonably necessary to meet the financial hardship.

  7.2 "Financial hardship" means a severe financial hardship resulting from a sudden and unexpected illness or accident of the Participant or a dependent (as defined in Code Section 152(a)) of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The circumstances that will constitute a financial hardship will depend upon the facts of each case, but, in any case, payment may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise, (ii) by liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship, or (iii) by cessation of the Participant's election to defer under the Plan.

  7.3 The Administrator shall establish guidelines and procedures for implementing withdrawals. An application shall be in writing, signed by the Participant or surviving spouse and include a statement of facts causing the financial hardship and any other facts required by the Administrator.

  7.4 The withdrawal date shall be determined by the Administrator. The Administrator may require a minimum advance notice and may limit the amount, time and frequency of withdrawals.


8.     DEATH OR DISABILITY

  8.1 Upon death of a Participant, the value of the Deferral Account shall be paid within thirty (30) days after receipt of satisfactory proof of death, in the following order of priority:

       (a) to the beneficiary designated by the Participant in writing to the Administrator; or if none

       (b) to the Participant's surviving spouse; or if none

       (c) to the Participant's descendants, per stirpes; or if none

       (d) to the Participant's estate.

  8.2 All beneficiary designations shall be in writing and signed by the Participant, and shall be effective only if and when delivered to the Administrator during the lifetime of the Participant. A Participant may, during his or her lifetime, change the beneficiary or beneficiaries by a
signed, written instrument delivered to the Administrator.   The payment of
amounts shall be in accordance with the last unrevoked written designation of the beneficiary that has been signed and so delivered.

  8.3 If the recipient is the surviving spouse and the Participant had selected an installment payout, distribution of the Deferral Account balance will be by installments in accordance with the election, subject to Section 7. In all other cases, distribution will be by a single sum payment.



  8.4  A Participant who terminates employment by reason of Total
Disability shall be entitled to payment of his or her Deferral Account in accordance with Section 6.3.


9.     PLAN TERMINATION AND AMENDMENT

  9.1 The Board may terminate or suspend the Plan at any time for any reason, without prior notice to any Participant or beneficiary. On termination or suspension of the Plan the following shall apply:

       (a) amounts deferred through the last month before the effective date of termination or suspension shall remain deferred and shall be credited to the Participants' Deferral Accounts in accordance with the Plan.

       (b) deferral elections shall terminate as of the effective date of the Plan termination or suspension, and no further deferrals shall be allowed.

       (c) amounts credited to a Deferral Account shall remain to the credit of the Account. In the event of Plan termination, the Account shall continue to be credited with earnings, in accordance with Section 5.2 of the Plan, until the effective date of Plan termination, and any amounts credited to the Account shall be paid out in a single sum payment as soon as practicable after Plan termination. In the event of Plan suspension, the Account shall continue to be credited with earnings, in accordance with
Section 5.2 of the Plan, and shall be paid out in accordance with the provisions of the Plan.
  9.2 The Board may amend this Plan; an amendment may be retroactive within a Plan Year except that the right of Participants to defer Salary and Incentive Awards may not be reduced for the portion of the Plan Year through the month in which the amendment was adopted and no amendment may reduce a Participant's Deferral Account balance as of the effective date of such amendment.
       If the Internal Revenue Service determines that any amount deferred under this Plan will be subject to current income taxation, all amounts to which the determination is applicable will be paid to the Participants within thirty (30) days of such determination.


10.    ADMINISTRATION

  10.1 The Plan shall be administered by the Administrator. The Administrator, in its sole discretion, shall interpret the Plan, determine eligibility, see that the records are maintained, and assume responsibility for ensuring that the Plan is operated in accordance with its purpose. The Administrator may delegate any of its responsibilities to such person or persons or committees, and may appoint such agents, as it shall deem necessary or advisable.

  10.2 The Company shall be solely responsible for providing Plan benefits, and the Administrator, any officer, employee or agent of the Company shall not be liable for such benefits. The Administrator, its delegate, any officer, employee or agent of the Company shall not be liable for any action or failure to act with respect to the Plan, except where such act or omission was willful, intentional, or fraudulent. The Company shall indemnify and hold harmless the Administrator and any officer or employee of the Company against any claims, loss, damage, expense or liability arising from any action or failure to act with respect to the Plan except where such act or omission was willful, intentional or fraudulent.

11.    CLAIMS PROCEDURE

  11.1  Original Claim

  Any person claiming a benefit, requesting an interpretation or ruling under the Plan, or requesting information under the Plan shall present the request in writing to the Administrator which shall respond in writing as soon as practicable, but within sixty (60) days.

  11.2   Denial
  If the claim or request is denied, the written notice of denial shall state:

       (a) the reasons for denial, with specific reference to the Plan provisions on which the denial is based;


       (b) a description of any additional material or information required and an explanation of which it is necessary; and


       (c) an explanation of the Plan's claim review procedure.


  11.3   Request for Review

  Any person whose claim or request is denied or who has not received a response within sixty (60) days may request review by notice given in writing to the Administrator. The claim or request shall be reviewed by the Administrator or a designated committee of the Administrator which may, but shall not be required to, have the claimant appear before it. On review, the claimant may have representation, examine pertinent documents, and submit issues and comments in writing. The Administrator shall be the named fiduciary for the review of denied claims under ERISA.

  11.4   Final Decision
  The decision of review shall normally be made within ninety (90) days.
If an extension is required for a hearing or other special circumstances, the claimant shall be so notified and the time limit shall be one hundred twenty
(120) days. The decision shall be in writing and shall state the reasons and the relevant Plan provisions. All decisions on review shall be final and bind all parties concerned.


12.    MISCELLANEOUS PROVISIONS

  12.1 The rights of a Participant under this Plan are personal and, prior to a Payment Date, are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or the Participant's beneficiary. In the event the Company elects to invest any funds deferred hereunder, such funds and the earnings thereon shall remain the exclusive property of the Company.

  12.2 If the Company merges, consolidates, or otherwise reorganizes, or its assets or business are acquired by another company, this Plan shall continue with respect to those Participants who continue in the employ of the successor company. In such an event, however, a successor corporation may terminate or suspend the Plan as to its employees on the effective date of the succession or thereafter in accordance with Section 9 of the Plan. In any such event, Participants will be notified promptly.

  12.3   All Participants understand they are employees at will.
Therefore, nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate, for any reason, any Participant's employment at any time, nor confer upon a Participant any right to continue in the employ of the Company or continue as an Eligible Employee.

  12.4 If any Plan provision, or its application to any Participant or beneficiary, is held to be invalid or illegal, neither the remainder of the Plan nor its application to any other Participant or beneficiary shall be affected.

  12.5 Participation in the Plan shall not reduce any Company welfare benefit based upon Salary, but neither the Salary nor Incentive Award deferred under the Plan nor any Plan benefits shall be counted as compensation for purposes of the Company's tax-qualified retirement plans.


  12.6 If a Plan benefit is payable to a person incapable of handling the disposition of property, the Administrator or its delegate may direct payment of such benefit to the person taking care of the Participant. Such distribution shall completely discharge the Administrator and the Company from all liability with respect to such payments.

  12.7 The Plan, and all forms or agreements hereunder, shall be construed in accordance with and governed by the laws of the State of New York (other than the conflict of laws provisions) except to the extent that such laws may be preempted by federal law.



                          APPENDIX  A


For purposes of the Plan, the term "Change in Control" shall mean:

       (1)   The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either ( ) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not
constitute a Change in Control:   ( ) any acquisition directly from the
Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses ( ), (ii) and (iii) of subparagraph (3) of this Schedule A are satisfied; or

       (2) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

       (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, ( ) more than 75% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Voting Securities, as the case may be, of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

       (4) Approval by the shareholders of the Company of ( ) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 75% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities as the case may be, (B) no Person excluding the Company and any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 20% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be, beneficially owns directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

                                                EXHIBIT 10-36


EMPLOYMENT AGREEMENT




Agreement made as of the 19th day of January, 1998, between NIAGARA MOHAWK POWER CORPORATION (the "Company"), and John H.
Mueller(the "Executive").

WHEREAS, the Company desires to employ the Executive, and the Executive desires to accept/continue employment with the Company, on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Company and the Executive hereby agree as follows:
         1. Term of Agreement. The Company shall employ the Executive, and the Executive shall serve the Company, for the period beginning January 19, 1998 and expiring on December 31,
2000, subject to earlier termination as provided under paragraph
4 hereof. This Agreement shall be extended automatically by one year commencing on January 1, 1999 and on January 1st of each year thereafter, unless either party notifies the other to the contrary not later than sixty (60) days prior to such date.
Notwithstanding any such notice by the Company, this Agreement shall remain in effect for a period of thirty-six months from the date of a "Change in Control" (as that term is defined in Schedule B hereto, unless such notice was given at least 18 months prior to the date of the Change in Control).
2.  Duties.  The Executive shall serve the Company as its Senior
Vice President and Chief Nuclear Officer. During the term of this Agreement, the Executive shall, except during vacation or sick leave, devote the whole of the Executive's time, attention and skill to the business of the Company during usual business hours (and outside those hours when reasonably necessary to the Executive's duties hereunder); faithfully and diligently perform such duties and exercise such powers as may be from time to time assigned to or vested in the Executive by the Company's Board of Directors (the "Board") or by any officer of the Company superior to the Executive; obey the directions of the Board and of any officer of the Company superior to the Executive; and use the Executive's best efforts to promote the interests of the Company.
The Executive may be required in pursuance of the Executive's duties hereunder to perform services for any company controlling, controlled by or under common control with the Company (such companies hereinafter collectively called "Affiliates") and to accept such offices in any Affiliates as the Board may require.
The Executive shall obey all policies of the Company and applicable policies of its Affiliates.

3.  Compensation.  During the term of this Agreement:
    a. The Company shall pay the Executive a base salary at an annual rate of $260,000, which shall be payable periodically in accordance with the Company's then prevailing payroll practices, or such greater amount as the Company may from time to time determine;
    b. The Executive shall be entitled to participate in the Company's Supplemental Executive Retirement Plan ("SERP") according to its terms, as modified by Schedule A hereto;
    c. The Executive shall be entitled to participate in the Company's Officers Incentive Compensation Plan and Long Term Incentive Plan, and any successors thereto, in accordance with the terms thereof; and
    d. The Executive shall be entitled to such expense accounts, vacation time, sick leave, perquisites of office, fringe benefits, insurance coverage, and other terms and conditions of employment as the Company generally provides to its employees having rank and seniority at the Company comparable to the Executive.

4. Termination. The Company shall continue to employ the Executive, and the Executive shall continue to work for the Company, during the term of this Agreement, unless the Agreement is terminated in accordance with the following provisions:
    a. This Agreement shall terminate automatically upon the death of the Executive. Any right or benefit accrued on behalf of the Executive or to which the Executive became entitled under the terms of this Agreement prior to death (other than payment of base salary in respect of the period following the Executive's death), and any obligation of the Company to the Executive in respect of any such right or benefit, shall not be extinguished by reason of the Executive's death. Any base salary earned and unpaid as of the date of the Executive's death shall be paid to
the Executive's estate in accordance with paragraph   4g below.
    b. By notice to the Executive, the Company may terminate this Agreement upon the "Disability" of the Executive. The Executive shall be deemed to incur a Disability when (i) a physician selected by the Company advises the Company that the Executive's physical or mental condition has rendered the Executive unable to perform the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation and will continue to render him unable to perform the essential functions of the Executive's position in such manner, for a period exceeding 12 consecutive months, or
(ii) due to a physical or mental condition, the Executive has not performed the essential functions of the Executive's position in a reasonable manner, with or without reasonable accommodation, for a period of 12 consecutive months. Following termination of this Agreement pursuant to clause (i) of the preceding sentence of this paragraph, the Executive shall continue to receive his base salary under paragraph 3a hereof for a period of 12 months from the date of his Disability, reduced by any benefits payable during such period under the Company's short-term disability plan and long-term disability plan. Thereafter, or in the event of termination of this Agreement pursuant to clause (ii) of the preceding sentence, the Executive shall receive benefits under the Company's long-term disability plan in lieu of any further base salary under paragraph 3a hereof.
    c. By notice to the Executive, the Company may terminate the Executive's employment at any time for "Cause". The Company must deliver such notice within ninety (90) days after the Board both (i) has or should have had knowledge of conduct or an event allegedly constituting Cause, and (ii) has reason to believe that such conduct or event could be grounds for Cause. For purposes of this Agreement "Cause" shall mean (i) the Executive is convicted of, or has plead guilty or nolo contendere to, a felony; (ii) the willful and continued failure by the Executive to perform substantially his duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Executive by the Company which specifically identifies the manner in which the Company believes the Executive has not substantially performed his duties; (iii) the Executive engages in conduct that constitutes gross neglect or willful misconduct in carrying out his duties under this Agreement involving material economic harm to the Company or any of its subsidiaries; or (iv) the Executive has engaged in a material breach of Sections 6 or 7 of this Agreement. In the event the termination notice is based on clause (ii) of the preceding sentence, the Executive shall have ten (10) business days following receipt of the notice of termination to cure his conduct, to the extent such cure is possible, and if the Executive does not cure within the ten (10) business day period, his termination of employment in accordance with such termination notice shall be deemed to be for Cause. The determination of Cause shall be made by the Board upon the recommendation of the Compensation and Succession Committee of the Board. Following a Change in Control, such determination shall be made in a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the membership of the Board, excluding members who are employees of the Company, at a meeting called for the purpose of determining that Executive has engaged in conduct which constitutes Cause (and at which Executive had a reasonable opportunity, together with his counsel, to be heard before the Board prior to such vote). The Executive shall not be entitled to the payment of any additional compensation from the Company, except to the extent provided in paragraph 4h hereof, in the event of the termination of his employment for Cause.
    d. If any of the following events, any of which shall constitute "Good Reason", occurs within thirty-six months after a Change in Control, the Executive, by notice of the Company, may voluntarily terminate the Executive's employment for Good Reason within ninety (90) days after the Executive both (i) has or should have had knowledge of conduct or an event allegedly constituting Good Reason, and (ii) has reason to believe that such conduct or event could be grounds for Good Reason. In such event, the Executive shall be entitled to the severance benefits set forth in paragraph 4g below.
    (i) the Company assigns any duties to the Executive which are materially inconsistent in any adverse respect with the Executive's position, duties, offices, responsibilities or reporting requirements immediately prior to a Change in Control, including any diminution of such duties or responsibilities; or
    (ii) the Company reduces the Executive's base salary, including salary deferrals, as in effect immediately prior to a Change in Control; or
    (iii) the Company discontinues any bonus or other compensation plan or any other benefit, retirement plan (including the SERP), stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health plan, disability plan or similar plan (as the same existed immediately prior to the Change in Control) in which the Executive participated or was eligible to participate in immediately prior to the Change in Control and in lieu thereof does not make available plans providing at least comparable benefits; or
    (iv) the Company takes action which adversely affects the Executive's participation in, or eligibility for, or materially reduces the Executive's benefits under, any of the plans described in (iii) above, or deprives the Executive of any material fringe benefit enjoyed by the Executive immediately prior to the Change in Control, or fails to provide the Executive with the number of paid vacation days to which the Executive was entitled immediately prior to the Change in Control; or
    (v) the Company requires the Executive to be based at any office or location other than one within a 50-mile radius of the office or location at which the Executive was based immediately prior to the Change in Control; or
    (vi) the Company purports to terminate the Executive's employment otherwise than as expressly permitted by this Agreement; or
    (vii)  the Company fails to comply with and satisfy Section
5 hereof, provided that such successor has received prior written notice from the Company or from the Executive of the requirements of Section 5 hereof.
    The Executive shall have the sole right to determine, in good faith, whether any of the above events has occurred.
    e. The Company may terminate the Executive's employment at any time without Cause.
    f. In the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Company shall pay the Executive a lump sum severance benefit, equal to two years' base salary at the rate in effect as of the date of termination, plus the greater of (i) two times the most recent annual bonus paid to the Executive under the Corporation's Annual Officers Incentive Compensation Plan (the "OICP") or any similar annual bonus plan (excluding the pro rata bonus referred to in the next sentence) or (ii) two times the average annual bonus paid to the Executive for the three prior years under the OICP or such similar plan (excluding the pro rata annual bonus referred to in the next sentence). If one hundred eighty (180) days or more have elapsed in the Company's fiscal year in which such termination occurs, the Company shall also pay the Executive in a lump sum, within ninety (90) days after the end of such fiscal year, a pro rata portion of Executive's annual bonus in an amount equal to (A) the bonus which would have been payable to Executive under OICP or any similar plan for the fiscal year in which Executive's termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the termination occurs through the termination date and the denominator of which is three hundred sixty-five (365).
    In addition, in the event that the Executive's employment is terminated by the Company without cause prior to a Change in Control, the Executive (and his eligible dependents) shall be entitled to continue participation in the Company's employee benefit plans for a two-year period from the date of termination, provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participated had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
    Furthermore, in the event that the Executive's employment is terminated by the Company without Cause prior to a Change in Control, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
    g. In the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Company shall pay the Executive a lump sum severance benefit, equal to four years' base salary at the rate in effect as of the date of termination.
    In addition, in the event that the Executive's employment is terminated by the Company without Cause or by the Executive for Good Reason following a Change in Control, the (i) Executive (and his eligible dependents) shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's employee benefit plans providing medical, prescription drug, dental, and hospitalization benefits for the remainder of the Executive's life (ii) the Executive shall be entitled to continue participation (the premiums for which will be paid by the Company) in the Company's other employee benefit plans for a four year period from the date of termination; provided, however, that if Executive cannot continue to participate in any of the benefit plans, the Company shall otherwise provide equivalent benefits to the Executive and his dependents on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes employed by another employer and becomes eligible to participate in an employee benefit plan of such employer, the benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
    Furthermore, in the event that the Executive's employment is terminated following a Change in Control, either by the Company without Cause or by the Executive for Good Reason, the Executive shall be entitled to (i) be covered by a life insurance policy providing a death benefit, equal to 2.5 times the Executive's base salary at the rate in effect as of the time of termination, payable to a beneficiary or beneficiaries designated by the Executive, the premiums for which will be paid by the Company for the balance of the Executive's life and (ii) payment by the Company of all fees and expenses of any executive recruiting, counseling or placement firm selected by the Executive for the purposes of seeking new employment following his termination of employment.
    h. Upon termination pursuant to paragraphs 4a, b, c, d, or e above, the Company shall pay the Executive or the Executive's estate any base salary earned and unpaid to the date of termination.
    i. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment, award, benefit or distribution (or any acceleration of any payment, award, benefit or distribution) by the Company or any entity which effectuates a Change in Control (or any of its affiliated entities) to or for the benefit of the Executive (whether pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this paragraph 4i)(the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Company shall pay to the Executive (or to the Internal Revenue Service on behalf of the Executive) an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment, the Executive retains (or has had paid to the Internal Revenue Service on his behalf) an amount of the Gross-Up Payment equal to the sum of (x) the Excise Tax imposed upon the Payments and (y) the product of any deductions disallowed because of the inclusion of the Gross-Up Payment in the Executive's adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the Gross-up Payment is to be made. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed (i) pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made, (ii) pay applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes and (iii) have otherwise allowable deductions for federal income tax purposes at least equal to the Gross-up Payment.
    j. All determinations required to be made under such paragraph 4i, including whether and when a Gross-up Payment is required, the amount of such Gross-up Payment and the assumptions to be utilized in arriving at such determinations, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within fifteen
(15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, the Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under subparagraph 4i with respect to any Payments shall be made no later than thirty
(30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on the Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and the Executive.
    As a result of the uncertainty in the application of Section 4999 of the Code at the time of the Determination, it is possible that Gross-up Payment which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any Excise Tax or additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)
(2) (B) of the Code) shall be promptly paid by the Company to or for the benefit of the Executive. In the event the amount of Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b) (2) of the Code) shall be promptly paid by Executive (to the extent he has received a refund if the applicable Excise Tax has been paid to the Internal Revenue Service) to or for the benefit of the Company. The Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.
    k. Upon the occurrence of a Change in Control the Company shall pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably thereafter incur as a result of any contest, litigation or arbitration (regardless of the outcome thereof) by the Company, or by the Executive of the validity of, or liability under, this Agreement or the SERP (including any contest by the Executive about the amount of any payment pursuant to this Agreement or pursuant to the SERP), plus in each case interest on any delayed payment at the rate of 150% of the Prime Rate posted by the Chase Manhattan Bank, N.A. or its successor, provided, however, that the Company shall not be liable for the Executive's legal fees and expenses if the Executive's position in such contest, litigation or arbitration is found by the neutral decision-maker to be frivolous.
    l. Notwithstanding anything contained in this Section 4 to the contrary, upon termination of the Executive's employment after completion of eight (8) years of continuous service with the Company (as determined pursuant to the SERP), the Executive and his eligible dependents shall be entitled to receive medical, prescription drug, dental and hospitalization benefits equal to those provided by the Company to Executives on March 26, 1997 for the remainder of the Executive's life, the cost of which shall be paid in full by the Company (if applicable, on the same after-tax basis to the executive as if the Executive had continued participation in the Company's employee benefit plans providing such benefits). If the Executive is less than age 55 at the date of such termination of employment, the Executive shall be entitled to receive such benefits upon attaining age 55 and prior thereto the Executive, if applicable, shall be entitled to the medical, prescription drug, dental and hospitalization benefits provided by paragraphs 4f or g above.

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

ATTN: Corporate Secretary



If to the Executive:

Mr. John H. Mueller
2389 Sourwood Drive
Phoenix, NY   13135


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


_____________________________     NIAGARA MOHAWK POWER CORPORATION
      John H. Mueller


                                  By:______________________________
                                             DAVID J. ARRINGTON
                                          Senior Vice President -
                                              Human Resources

SCHEDULE A

Modifications in Respect of John H. Mueller ("Executive") to the
Supplemental Executive Retirement Plan ("SERP") of the
Niagara Mohawk Power Corporation ("Company")


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

SCHEDULE B


    For purposes of this Agreement, the term "Change in Control" shall mean:

(1) The acquisition by any individual, entity or group(within the meaning of Sections 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and
(iii) of subparagraph (3) of this Schedule B are satisfied; or

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


EXHIBIT 11
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARIES

COMPUTATION OF AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING


                                                                    Average Number
                                                                    of Shares Out-
                                                                   standing as Shown
                                                                   on Consolidated
                            (1)             (2)                    Statements of In-
                         Shares of         Number         (3)      come (3 Divided
                          Common           of Days     Share Days  by Number of Days
Year Ended December 31,    Stock         Outstanding     (2 x 1)       in Year)
-----------------------  ---------       -----------   ----------  -----------------

        1997
        ----

January 1 - December 31  144,365,214         365     52,693,303,110

Shares issued at various
  times during the period -
  Acquisition - Syracuse
  Suburban Gas Company,
  Inc.                        54,137          *          14,260,096
                         -----------                 --------------
                         144,419,351                 52,707,563,206     144,404,283
                         ===========                 ==============     ===========


        1996
        ----

January 1 - December 31  144,332,123         366     52,825,557,018

Shares issued at various
  times during the year -

  Acquisition - Syracuse
  Suburban Gas Company,
  Inc.                        33,091          *           6,397,653
                         -----------                 --------------
                         144,365,214                 52,831,954,671     144,349,603
                         ===========                 ==============     ===========

        1995
        ----

January 1 - December 31  144,311,466         365     52,673,685,090

Shares issued -

    Dividend Reinvestment
    Plan - January 31         19,016         335          6,370,360

    Acquisition - Syracuse
    Suburban Gas Company,
    Inc. - October 4           1,641          89            146,049
                         -----------                 --------------
                         144,332,123                 52,680,201,499     144,329,319
                         ===========                 ==============     ===========


*     Number of days outstanding not shown as shares represent an accumulation of weekly, monthly and quarterly issues throughout the year.  Share days for shares issued are based on the total number of days each share was outstanding during the year.



Note:   Earnings per share calculated on both a basic and diluted basis are the same due to the effects of rounding.


EXHIBIT 12
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES, RATIO OF EARNINGS TO
FIXED CHARGES WITHOUT AFC AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK
DIVIDENDS

                                               Year Ended December 31,
                              ------------------------------------------------------------
                                1997         1996         1995         1994        1993
                                ----         ----         ----         ----        ----
A. Net Income per Statements
   of Income                    $ 59,835     $110,390     $248,036     $176,984   $271,831

B. Taxes Based on Income or
   Profits                        60,095       66,221      159,393      111,469    147,075
                                --------     --------     --------     --------   --------

C. Earnings, Before Income
   Taxes                         119,930      176,611      407,429      288,453    418,906

D. Fixed Charges (a)             304,451      308,323      314,973      315,274    319,197
                                --------     --------     --------     --------   --------
E. Earnings Before Income
   Taxes and Fixed Charges       424,381      484,934      722,402      603,727    738,103

F. Allowance for Funds Used
   During Construction             9,706        7,355        9,050        9,079     16,232
                                --------     --------     --------      -------    -------


G. Earnings Before Income
   Taxes and Fixed Charges
   without AFC                  $414,675     $477,579     $713,352     $594,648   $721,871
                                ========     ========     ========     ========   ========

   Preferred Dividend Factor:

H. Preferred Dividend
   Requirements                 $ 37,397     $ 38,281     $ 39,596     $ 33,673   $ 31,857
                                --------     --------     --------     ---------  --------
I. Ratio of Pre-Tax Income
   to Net Income (C / A)            2.00         1.60         1.64         1.63       1.54
                                --------     ---------    ---------    --------- ---------
J. Preferred Dividend Factor
   (H x I)                      $ 74,794      $ 61,250     $ 64,937     $ 54,887  $ 49,060

K. Fixed Charges as above (D)    304,451       308,323      314,973      315,274   319,197
                                --------      --------     --------     --------  --------
L. Fixed Charges and Preferred
   Dividends Combined           $379,245      $369,573     $379,910     $370,161  $368,257
                                ========      ========     ========     ========  ========

M. Ratio of Earnings to
   Fixed Charges (E / D)            1.39          1.57         2.29         1.91      2.31
                                --------      --------     --------     --------  --------

N. Ratio of Earnings to Fixed
   Charges without AFC (G / D)      1.36          1.55         2.26         1.89      2.26
                                --------      --------     --------      -------- --------

O. Ratio of Earnings to Fixed
   Charges and Preferred
   Dividends Combined (E / L)       1.12          1.31         1.90         1.63      2.00
                                --------       -------     --------     --------  --------


(a)   Includes a portion of rentals deemed representative of the interest factor:  $26,149 for
      1997, $26,600 for 1996, $27,312 for 1995, $29,396 for 1994 and $27,821 for 1993.


EXHIBIT 21
----------

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANT

   Name of Company                State of Organization
   ---------------                ---------------------

Opinac North America, Inc.             Delaware
  (Note 1)

NM Uranium, Inc.                       Texas

EMCO-TECH, Inc. (Note 2)               New York

NM Holdings, Inc. (Note 3)             New York

Moreau Manufacturing Corporation       New York

Beebee Island Corporation              New York

NM Receivables Corp.                   New York


NOTE 1: At December 31, 1997, Opinac North America, Inc. owns Opinac Energy Corporation and Plum Street Enterprises, Inc. Opinac Energy Corporation has a 50 percent interest in CNP, which is incorporated in the Province of Ontario, Canada. CNP owns Cowley Ridge Partnership (an Alberta, Canada general partnership) and Canadian Niagara Wind Power Company, Inc. (incorporated in the Province of Alberta, Canada). Plum Street Enterprises, Inc., ("Plum Street") an unregulated company, is incorporated in the State of Delaware. Plum Street owns Plum Street Energy Marketing, Inc. (incorporated in the State of Delaware), Global Energy Enterprises India Private Limited, 90% of Dolphin Investments International, Inc. (a corporation organized and existing under the laws of Nevis, West Indies, which owns 45% of Atlantis Energie Systems AG (a corporation organized and existing under the laws of the Federal Republic of Germany)), 25% of Telergy Joint Venture and 26% of Direct Global Power, Inc.

NOTE 2:    EMCO-TECH, Inc. is inactive at December 31, 1997.

NOTE 3:    At December 31, 1997, NM Holdings, Inc. owns Salmon
           Shores, Inc., Moreau Park, Inc., Riverview, Inc., Hudson Pointe, Inc., Upper Hudson Development, Inc., Land
           Management & Development, Inc., OPropco, Inc. and
           LandWest, Inc.

EXHIBIT 23
----------

CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546) of Niagara Mohawk Power
Corporation of our report dated March 26, 1998 appearing in the Company's Form 10-K dated March 26, 1998. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in this Form 10-K.



/s/ Price Waterhouse LLP

Syracuse, New York
March 26, 1998

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
(Registrant)



Date:  March 26, 1998               By /s/ Steven W. Tasker
                                       --------------------
                                       Steven W. Tasker
                                       Vice President-Controller
                                       and Principal Accounting
                                       Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                     Date
---------                      -----                     ----



/s/ William F. Allyn         Director             March 26, 1998
--------------------
William F. Allyn


/s/ Albert J. Budney, Jr.    Director,
-------------------------    President
Albert J. Budney, Jr.                             March 26, 1998


/s/ Lawrence Burkhardt, III  Director             March 26, 1998
---------------------------
Lawrence Burkhardt, III


/s/ Douglas M. Costle        Director             March 26, 1998
---------------------
Douglas M. Costle

Signature                    Title                     Date
---------                    -----                     ----

/s/ Edmund M. Davis        Director             March 26, 1998
-------------------
Edmund M. Davis

                           Chairman of the
                           Board of Directors
                           and Chief Executive
/s/ William E. Davis        Officer             March 26, 1998
--------------------
William E. Davis


/s/ William J. Donlon      Director             March 26, 1998
---------------------
William J. Donlon


/s/ Anthony H. Gioia       Director             March 26, 1998
--------------------
Anthony H. Gioia


/s/ Bonnie Guiton Hill     Director             March 26, 1998
----------------------
Bonnie Guiton Hill


/s/ Henry A. Panasci, Jr.  Director             March 26, 1998
-------------------------
Henry A. Panasci, Jr.


/s/ Patti McGill Peterson  Director             March 26, 1998
-------------------------
Patti McGill Peterson


/s/ Donald B. Riefler      Director             March 26, 1998
---------------------
Donald B. Riefler


/s/ Stephen B. Schwartz    Director             March 26, 1998
-----------------------
Stephen B. Schwartz

Signature                    Title                     Date
---------                    -----                     ----

                           Senior Vice President
                           and Chief Financial
/s/ William F. Edwards     Officer              March 26, 1998
----------------------
William F. Edwards


                           Vice President-Controller
                           and Principal Account-
/s/ Steven W. Tasker       ing Officer          March 26, 1998
--------------------
Steven W. Tasker