Form 10-Q
period 1998-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-05-15
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  1-2987

NIAGARA MOHAWK POWER CORPORATION
(Exact name of registrant as specified in its charter)

STATE OF NEW YORK                    15-0265555
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


300 ERIE BOULEVARD WEST
SYRACUSE, NEW YORK                            13202
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

YES [ X ]     NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1 PAR VALUE, OUTSTANDING AT APRIL 30, 1998 -
144,419,351

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended March 31, 1998

INDEX


PART  I.    FINANCIAL  INFORMATION
----------------------------------

Glossary of Terms

Item 1. Financial Statements.

     a) Consolidated Statements of Income - Three Months
        Ended March 31, 1998 and 1997

     b) Consolidated Balance Sheets - March 31, 1998 and
        December 31, 1997

     c) Consolidated  Statements of Cash Flows - Three Months
 	      Ended March 31, 1998 and 1997

     d) Notes to Consolidated Financial Statements

     e) Review by Independent Accountants

     f) Independent Accountants' Report on the Limited Review of the Interim Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART  II.    OTHER  INFORMATION
-------------------------------

Item 1. Legal Proceedings.

Item 6. Exhibits and Reports on Form 8-K.

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
GLOSSARY OF TERMS
-----------------

TERM        DEFINITION
----        ----------

Dth			      Dekatherm: one thousand cubic feet of gas with a heat
           	content of 1,000 British Thermal Units per cubic foot

EBITDA	    	Earnings before interest charges, interest income, income
            taxes,depreciation and amortization, amortization of nuclear fuel,allowance for funds used during construction, the POWERCHOICE charge,non-cash regulatory deferrals and other amortizations, and extraordinary items.

FAC			      Fuel Adjustment Clause: a clause in a rate schedule that
            provides for an adjustment to the customer's bill if the
            cost of fuel varies from a specified unit cost

GAAP			     Generally Accepted Accounting Principles

GWh		       Gigawatt-hours: one gigawatt equals one billion watt-hours

IPP			      Independent Power Producer: any person that owns or
            operates, in whole or part, one or more Independent Power
            Facilities

IPP	Party   Independent Power Producers that are a party to the
            MRA

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from and electric circuit steadily for one hour

MRA			      Master Restructuring Agreement - an agreement to terminate, restate or amend IPP Party power purchase agreements, including amendments thereto

MRA Reg-    Recoverable costs to terminate, restate or amend IPP Party
ulatory     contracts, which will be deferred and amortized
Asset       under POWERCHOICE

POWERCHOICE	Company's five-year electric rate agreement, which
agreement   incorporates the MRA, approved by the PSC in an
            order dated March 20, 1998

PPA			      Power Purchase Agreement: long-term contracts under which a
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

Unit 1        Nine Mile Point Nuclear Station Unit No. 1

Unit 2        Nine Mile Point Nuclear Station Unit No. 2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     FINANCIAL STATEMENTS

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                   Three Months Ended March 31,
                                       1998         1997
                                       ----         ----
                                  (In thousands of dollars)

OPERATING REVENUES:
  Electric                        $  863,169  $  877,369
  Gas                                235,235     286,463
                                  ----------  ----------
                                   1,098,404   1,163,832
                                  ----------  ----------

OPERATING EXPENSES:
  Fuel for electric generation        47,198      37,465
  Electricity purchased              324,350     328,803
  Gas purchased                      115,452     148,631
  Other operation and
   maintenance expenses              262,362     206,665
  Depreciation and amortization       87,950      84,222
  Other taxes                        126,795     126,109
                                  ----------  ----------
                                     964,107     931,895
                                  ----------  ----------
OPERATING INCOME                     134,297     231,937

Other income                           4,225       7,100
                                  ----------  ----------
INCOME BEFORE INTEREST CHARGES       138,522     239,037

Interest charges                      65,590      67,538
                                  ----------  ----------
INCOME BEFORE FEDERAL AND
 FOREIGN INCOME TAXES                 72,932     171,499

Federal and foreign income taxes      52,569      68,477
                                  ----------  ----------
NET INCOME (Note 1)                   20,363     103,022

Dividends on preferred stock           9,223       9,399
                                  ----------  ----------

BALANCE AVAILABLE FOR COMMON
 STOCK                           $   11,140   $   93,623
                                 ==========   ==========

Average number of shares of
 common stock outstanding
 (in thousands)                     144,419      144,389

BASIC AND DILUTED EARNINGS
 PER AVERAGE SHARE OF
 COMMON STOCK                    $     0.08   $     0.65


The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

ASSETS                             MARCH 31,
------                               1998       December 31,
                                 (UNAUDITED)       1997
                                  -----------   -----------
                                  (In thousands of dollars)
UTILITY PLANT:
  Electric plant                  $ 8,751,846   $ 8,752,865
  Nuclear fuel                        583,639       577,409
  Gas plant                         1,131,482     1,131,541
  Common plant                        319,146       319,409
  Construction work in progress       420,299       294,650
                                  -----------   -----------
       Total utility plant         11,206,412    11,075,874
  Less - Accumulated depreciation
   and amortization                 4,308,748     4,207,830
                                  -----------   -----------
       Net utility plant            6,897,664     6,868,044
                                   ----------   -----------

OTHER PROPERTY AND INVESTMENTS        296,976       371,709
                                  -----------   -----------

CURRENT ASSETS:
  Cash, including temporary cash
   investments of $379,920 and
   $315,708, respectively             436,256       378,232
  Accounts Receivable (less
   allowance for doubtful accounts
   of $64,500 and $62,500
   respectively)                      578,488       492,244
  Materials and supplies, at
   average cost:
      Coal and oil for production
       of electricity                  22,440        27,642
      Gas storage                      14,367        39,447
      Other                           124,923       118,308
  Prepaid taxes                        78,921        15,518
  Other                                10,733        20,309
                                  -----------   -----------
                                    1,266,128     1,091,700
                                  -----------   -----------

REGULATORY ASSETS (NOTE 3):
  Regulatory tax asset                405,624       399,119
  Deferred finance charges            239,880       239,880
  Deferred environmental
   restoration costs (Note 2)         220,000       220,000
  Unamortized debt expense             55,314        57,312
  Postretirement benefits other
   than pensions                       55,524        56,464
  Other                               198,228       204,049
                                  -----------   -----------
                                    1,174,570     1,176,824
                                  -----------   -----------
OTHER ASSETS                           72,245        75,864
                                  -----------   -----------

                                  $ 9,707,583   $ 9,584,141
                                  ===========   ===========

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS


                                     MARCH 31,
                                      1998       December 31,
                                    (UNAUDITED)     1997
                                    -----------  -----------
                                 (In thousands of dollars)
CAPITALIZATION:
  COMMON STOCKHOLDERS' EQUITY:
      Common stock - $1 par
       value; authorized
       185,000,000 shares;
       issued 144,419,351          $  144,419    $  144,419
      Capital stock premium
       and expense                  1,780,978     1,779,688
      Retained earnings               691,060       679,920
                                   ----------    ----------
                                    2,616,457     2,604,027
                                   ----------    ----------
  CUMULATIVE PREFERRED STOCK,
   AUTHORIZED 3,400,000 SHARES,
   $100 PAR VALUE:
      Non-redeemable (optionally
       redeemable), issued
       2,100,000 shares               210,000       210,000
      Redeemable (mandatorily
       redeemable), issued
       222,000 shares                  20,400        20,400
  CUMULATIVE PREFERRED STOCK,
   AUTHORIZED 19,600,000 SHARES,
   $25 PAR VALUE:
      Non-redeemable (optionally
       redeemable), issued
       9,200,000 shares               230,000       230,000
      Redeemable (mandatorily
       redeemable), issued
       2,581,204 shares                56,210        56,210
                                     --------    ----------
                                      516,610       516,610

  Long-term debt                    3,418,299     3,417,381
                                   ----------    ----------
     TOTAL CAPITALIZATION           6,551,366     6,538,018
                                   ----------    ----------

CURRENT LIABILITIES:
  Long-term debt due within
   one year                            67,065       67,095
  Sinking fund requirements
   on redeemable perferred stock       10,120       10,120
  Accounts payable                    227,564      263,095
  Payable on outstanding bank
   checks                              17,380       23,720
  Customers' deposits                  18,689       18,372
  Accrued taxes                        39,055        9,005
  Accrued interest                     76,573       62,643
  Accrued vacation pay                 37,081       36,532
  Other                               119,997       64,756
                                   ----------   ----------
                                      613,524      555,338
                                   ----------   ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges            239,880      239,880
                                   ----------   ----------

OTHER LIABILITIES:
  Accumulated deferred income
   taxes                            1,381,900    1,320,532
  Employee pension and other
   benefits                           240,526      240,211
  Deferred pension settlement gain     10,142       12,438
  Unbilled revenues                    28,881       43,281
  Other                               421,364      414,443
                                   ----------   ----------
                                    2,082,813    2,030,905
                                   ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental
   restoration                        220,000      220,000
                                   ----------   ----------
                                   $9,707,583   $9,584,141
                                   ==========   ==========

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH
(UNAUDITED)

                                     THREE MONTHS ENDED MARCH 31,
                                           1998       1997
                                           ----       ----
                                      (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                           $  20,363   $103,022
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization         87,950     84,222
    Amortization of nuclear fuel           8,461      7,526
    Provision for deferred income taxes   54,863     21,288
    Net accounts receivable             (100,644)   (30,895)
    Materials and supplies                26,313     37,626
    Accounts payable and accrued
     expenses                            (31,949)   (58,066)
    Accrued interest and taxes            43,980     86,568
    Changes in other assets and
     liabilities                          17,886    (20,173)
                                      ----------  ---------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                         127,223    231,118
                                      ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions                (123,518)   (49,668)
  Nuclear fuel                            (6,230)    (2,445)
                                      ----------  ---------
  Acquisition of utility plant          (129,748)   (52,113)
  Materials and supplies related
   to construction                        (2,646)        68
  Accounts payable and accrued
   expenses related to construction       (7,987)   (14,517)
  Other investments                       75,124     (6,258)
  Other                                    6,070     (3,290)
                                      ----------  ---------
     NET CASH USED IN INVESTING
      ACTIVITIES                         (59,187)   (76,110)
                                      ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reductions in long-term debt                 -     (3,300)
  Dividends paid                          (9,223)    (9,399)
  Other                                     (789)      (203)
                                      ----------  ---------
     NET CASH USED IN FINANCING
      ACTIVITIES                         (10,012)   (12,902)
                                      ----------  ---------

NET INCREASE IN CASH                      58,024    142,106

Cash at beginning of period              378,232    325,398
                                      ----------  ---------

CASH AT END OF PERIOD                  $ 436,256   $467,504
                                      ==========  =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Interest paid                        $  54,774   $ 59,074
  Income taxes paid                    $     304   $ 11,470


The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Niagara Mohawk Power Corporation and subsidiary companies (the "Company"), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996 and 1995 included in the Company's 1997 Annual Report on Form 10-K.

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended March 31, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year. It is expected that the closing of the MRA and implementation of POWERCHOICE will result in substantially depressed earnings during its five-year term, but will substantially improve operating cash flows.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income.
Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions.
The Company's components of other comprehensive income relate to foreign currency translation adjustments and unrealized gains and losses associated with certain investments held as available for sale. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $21.4 million and $100.5 million, respectively.

Certain amounts have been reclassified on the accompanying
Consolidated Financial Statements to conform with the 1998 presentation.

NOTE 2.   CONTINGENCIES

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

The Company is currently aware of 126 sites with which it has been or may be associated, including 78 which are Company-owned. The number of owned sites increased as the Company has established a program to identify and actively manage potential areas of concern at its electric substations. This effort resulted in identifying an additional 32 sites. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs.

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

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites. Additionally, the Company's estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation ("DEC"). Actual Company expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, the Company has accrued a liability in the amount of $220 million, which is reflected in the Company's Consolidated Balance Sheets at March 31, 1998 and December 31, 1997. The potential high end of the range is presently estimated at approximately $650 million, including approximately $285 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. The amount accrued at March 31, 1998 and December 31, 1997 incorporates the additional electric substations, previously mentioned, and a change in the method used to estimate the liability for 27 of the Company's largest sites to rely upon a decision analysis approach. This method includes developing several remediation approaches for each of the 27 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents the Company's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, the Company has accrued the sum of the expected values for these sites. The amount accrued for the Company's remaining sites is determined through feasibility studies or engineering estimates, the Company's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for cost differences resulting from this effort.

In October 1997, the Company submitted a draft feasibility study to the DEC, which included the Company's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $22 million and a high end of $230 million, with an expected value calculation of $51 million, which is included in the amounts accrued at March 31, 1998 and December 31, 1997. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs. The Company anticipates receiving comments from the DEC on the draft feasibility study by the summer of 1999. At this time, the Company cannot definitively predict the nature of the DEC proposed remedial action plan or the range of remediation costs it will require. While the Company does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation. In May 1995, the Company filed a complaint, pursuant to applicable Federal and New York State law, in the U.S.
District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss the
Company's claims against the State of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response,
Compensation and Liability Act.  The Company opposed this motion.  On
April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the State of New York and the Department of Transportation. The case management order presently calls for the close of discovery on December 31, 1998. As a result, the Company cannot predict the outcome of the pending litigation against other
PRPs or the allocation of the Company's share of the costs to remediate the Harbor Point and surrounding sites.

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

TAX ASSESSMENTS: The Internal Revenue Service ("IRS") has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report. The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts are terminated or restated or amended under the MRA with IPP Parties as described in Note 3, the effects of any proposed disallowance would be mitigated with respect to the IPP Parties covered under the MRA. The Company is vigorously defending its position on this issue. The IRS is currently conducting its examination of the Company's federal income tax returns for the years 1991 through 1993.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

The Company's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. As discussed below, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $935 million, net of approximately $240 million of regulatory liabilities at March 31, 1998. These regulatory assets are probable of recovery. The portion of the $935 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $811 million, which is net of approximately $240 million of regulatory liabilities. Regulatory assets allocated to the rate-regulated gas distribution business are $124 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

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

The PSC, in its written order issued March 20, 1998 approving POWERCHOICE, determined to limit the estimated value of the MRA Regulatory Asset that can be recovered from customers to approximately $4 billion. The ultimate amount of the MRA Regulatory Asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA Regulatory Asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset, valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA Regulatory Asset was estimated at $190 million (85 cents per share) which was charged to 1997 earnings. The charge to expense was determined as the difference between $8 per share and the Company's closing common stock price on March 26, 1998 of $12 7/16 per share, multiplied by 42.9 million shares. Any variance from the estimate used in determining the charge to expense in 1997, including changes to the common stock price at closing, will be reflected in results of operations in 1998.

As a result of amendments to the MRA dated April 22 and May 7, 1998, the amount of cash compensation to be paid to the IPP Parties was increased a net amount of approximately $15 million to $3.631 billion.
The net increase in cash compensation was partly in exchange for net reductions in future payment obligations. The Company proposes, subject to PSC approval, to adjust the MRA Regulatory Asset as a consequence of the amendments. The amortization periods related to components of changes to the cash compensation will generally correspond to the changes in cash flow resulting from the amendments. The Company expects the net amount of annual MRA Regulatory Asset amortization to be slightly higher in the period beyond POWERCHOICE.

Under POWERCHOICE, the Company's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company's IPP contracts, including those restructured under the MRA, will continue to be the obligations of the regulated business.

SFAS No. 71 does not require the Company to earn a return on the regulatory assets in assessing its applicability. The Company believes that the prices it will charge for electric service over the next 10 years, including the Competitive Transition Charge ("CTC") assuming no reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA Regulatory Asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and adversely affect the Company's ability to pay dividends. It is expected that the POWERCHOICE agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

With the implementation of POWERCHOICE, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No.
121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, the Company would be able to recover such loss through the CTC. The POWERCHOICE agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at March 31, 1998.

As described in Form 10-K for fiscal year ended December 31, 1997,
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the POWERCHOICE Agreement," the conclusion of the termination, restatement or amendment of IPP contracts, and closing of the financing necessary to implement such termination, restatement or amendment, as well as implementation of POWERCHOICE, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it is likely that application of SFAS No. 71 would be discontinued. The resulting non-cash after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and electric transmission and distribution businesses as of March 31, 1998, would be approximately $527 million or $3.65 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends and certain types of transfers of assets could be adversely impacted by any such write-downs.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, Price Waterhouse LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of March 31, 1998 and the unaudited Consolidated Statements of Income and Cash Flows for the three-month periods ended March 31, 1998 and 1997. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page.
That report does not express an opinion on the interim unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

PRICE WATERHOUSE LLP
ONE MONY PLAZA
SYRACUSE  NY  13202
TELEPHONE  315-474-6571

REPORT OF INDEPENDENT ACCOUNTANTS

May 14, 1998
To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse,  NY  13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of March 31, 1998 and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 26, 1998, we expressed an unqualified opinion (containing explanatory paragraphs with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" [SFAS No. 71] for its nuclear generation, electric transmission and distribution and gas businesses and discontinuation of SFAS No. 71 for its non-nuclear generation business in 1996). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3, the Company believes that it continues to meet the requirements for application of SFAS No. 71 for its nuclear generation, electric transmission and distribution and gas businesses. In the event that the Company is unable to complete the termination, restatement or amendment of independent power producer contracts, this conclusion could change in 1998 and beyond, resulting in material adverse effects on the Company's financial condition and results of operations.



/s/ Price Waterhouse LLP

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, including the improvement in the Company's financial condition expected as a result of the MRA and the implementation of POWERCHOICE. The Company's actual results and developments may differ materially from the results discussed in or implied by such forward-looking statements, due to risks and uncertainties that exist in the Company's operations and business environment, including, but not limited to, matters described in the context of such forward-looking statements, as well as such other factors as set forth in the Notes to Consolidated Financial Statements contained herein.

MASTER RESTRUCTURING AGREEMENT AND POWERCHOICE AGREEMENT

(See Form 10-K for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the
POWERCHOICE Agreement.")

MASTER RESTRUCTURING AGREEMENT. The MRA was amended to decrease the cash payable to the IPP Parties by approximately $157 million in exchange for agreed-upon price increases in certain restated IPP contracts. Only one IPP, NorCon Power Partners, L.P. ("NorCon"), has withdrawn from the MRA. The withdrawal of NorCon will reduce the cash payable by the Company at closing by approximately $158 million. The Company is currently assessing its possible actions with respect to Norcon's contract. The Company has also determined to replace the fixed price swap contracts originally contemplated by the MRA with an additional $297 million of cash compensation to the IPP Parties.

The MRA currently provides for the termination, restatement or amendment of 27 PPAs with 14 IPPs, which represent approximately three quarters of the Company's over-market purchased power obligations, in exchange for an aggregate of approximately $3.631 billion in cash and
42.9 million shares of the Company's common stock. The closing of the MRA is subject to certain conditions, including the successful financing of the MRA and Company shareholder approval of the issuance of common stock to the IPP Parties.

Norcen Energy Resources, Ltd. ("Norcen"), a gas supplier, sued three IPPs that are party to the MRA and the Company, as to which litigation a settlement agreement has been reached. (see Part II, Item 1. Legal Proceedings - "Norcen Litigation").

POWERCHOICE AGREEMENT. In April 1998, the cities of Oswego, Fulton, Cohoes and the New York Conference of Mayors and Municipal Officials sought a temporary restraining order and preliminary injunction in New York State Supreme Court against the PSC to enjoin the implementation of the POWERCHOICE settlement, the MRA and the Company's contemplated auction of its fossil and hydro generation assets on the grounds that the PSC failed to comply with the provisions of the State Environmental Quality Review Act. They were joined in their petition by the chairman of the Buffalo City Council Energy Committee (see Part II, Item 1. Legal Proceedings - "City of Oswego Litigation"). In addition, the City of Oswego and others petitioned the PSC for rehearing of the March 20, 1998 Order approving POWERCHOICE. The Company is unable to predict the outcome or timing of this matter.

In its written order dated May 6, 1998, the PSC approved the Company's plan to divest its fossil and hydroelectric generating plants, which is a key component in the Company's POWERCHOICE plan to lower average electricity prices and provide customer choice. The Company has begun distributing information about the plants to interested bidders and is reviewing potential buyers for appropriate financial qualifications. The Company expects to begin receiving non-binding bids in June 1998. Final bids are expected in September 1998 and definitive agreements will be completed shortly thereafter. Transaction closings are anticipated to occur in mid-1999.

                             JANUARY 1998 ICE STORM

In early January 1998, a major ice storm and flooding caused extensive damage in a large area of northern New York. The Company's electric transmission and distribution facilities in an area of approximately 7,000 square miles were damaged, interrupting service to approximately 120,000 of the Company's customers, or approximately 300,000 people. The Company had to rebuild much of its transmission and distribution system to restore power in this area. By the end of January 1998, service to all customers was restored.

The total estimated cost of the restoration and rebuild efforts is approximately $131 million. As of March 1998, the Company recorded $70.2 million in expense associated with the January 1998 ice storm (of which $62.9 million was considered incremental) and $61.2 million was capitalized. The Company is continuing to inspect and survey the work completed and these efforts may impact the allocation of costs between capital and expense.

The Company continues to pursue federal disaster relief assistance and is working with its insurance carriers to assess what portion of the rebuild costs are covered by insurance policies. The Company is also analyzing potential available options for state financial aid. The Company is unable to determine what recoveries, if any, it may receive from these sources. While these efforts are continuing, the fact that the Company has not recovered any amounts to date required a charge to first-quarter earnings.

                                 NUCLEAR MATTERS

UNIT 1 OUTAGE. On April 28, 1998, Unit 1 was taken out of service to fix design deficiencies related to the control room emergency ventilation system. Unit 1 is expected to return to service by early June 1998.

UNIT 2 OUTAGE. On May 2, 1998, Unit 2 was taken out of service for a planned refueling and maintenance outage. Based on progress to date, Unit 2 is scheduled to return to service, mid-June 1998.

DISPOSAL OF NUCLEAR FUEL. (See Form 10-K for fiscal year ended December 31, 1997, Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Nuclear Fuel Disposal Cost.") In April 1998, the U.S. Senate passed legislation to reform the federal government's spent nuclear fuel disposal policy. Such legislation requires the Department of Energy to accept spent nuclear fuel from nuclear power plants beginning no later than June 30, 2003, if all necessary approvals are obtained. In addition, it requires the payment of one-time fees by electric utilities for the disposal of nuclear fuel irradiated prior to 1983 to be paid to the Nuclear Waste Fund no later than September 30, 2001. As of March 31, 1998, the Company has recorded a liability of $115.9 million for the disposal of nuclear fuel irradiated prior to 1983. The Company is unable to predict whether this bill will be enacted into law.

PSC STAFF'S TENTATIVE CONCLUSIONS ON THE FUTURE OF NUCLEAR GENERATION. (See Form 10-K for fiscal year ended December 31, 1997,
Part II, Item 8.  Financial Statements and Supplementary Data - "Note
3. Nuclear Operations - PSC Staff's Tentative Conclusions on the Future of Nuclear Generation.") In late March 1998, the PSC issued an Opinion and Order Instituting Further Inquiry. The order concluded that a more extensive examination is required to address all issues regarding the future treatment of nuclear generation brought forth by the PSC staff and other parties.

                      GENERIC GAS RESTRUCTURING PROCEEDING

As a result of the generic restructuring proceeding, in which the PSC ordered all New York utilities to implement a service unbundling beginning in May 1996, nearly 3,200 customers have chosen to buy natural gas from other sources, with the Company continuing to provide transportation service for a separate fee. These changes have not had a material impact on the Company's margins since the margin is traditionally derived from the delivery service and not from the commodity sale. The margin for delivery for residential and commercial aggregation services approximately equals the margin on the traditional sales service classes. To date the PSC has allowed the utilities to assign the pipeline capacity to the customers converting from sales to transportation. This assignment is allowed during a three-year period ending March 1999, by which time the PSC will decide on methods for dealing with the remaining unassigned or excess capacity. In a clarifying order in the generic restructuring proceeding, issued September 4, 1997, the PSC indicated that it is unlikely that utilities will be allowed to continue to assign pipeline capacity to departing customers after March, 1999.

As a part of the generic restructuring proceeding, all utilities were required to file a report with the PSC in April 1998, describing actions that have been taken to mitigate potential stranded costs as customers migrate to transportation service. The Company filed a report on March 31, 1998 that noted that it has taken numerous actions to reduce its capacity obligations and its potential stranded costs to the maximum extent possible. The Company's actions include the following:

1)	The Company has not entered into any new upstream capacity
   contracts;
2)	The Company has provided notice of termination with respect to firm upstream capacity contracts that have reached their notification date (the total capacity under such contracts is 96,101 Dth per day);
3)	All opportunities to reduce capacity contracts continue to be exercised by the Company;
4)	Active participation in programs to remarket or release its
   existing capacity, where those programs do not provide full reimbursement of the Company's costs;
5)	Active participation in open seasons offered by the interstate pipelines to return capacity prior to the termination date of the contract; and
6)	Expansion of the Company's service territory by obtaining new franchises to serve areas not previously served.

The Company is unable to determine the timing or outcome of this proceeding.

                     FINANCING PLANS AND FINANCIAL POSITION

The Company's EBITDA for the twelve months ended March 31, 1998, was approximately $859.7 million, and upon implementation of the MRA and POWERCHOICE is expected to increase to approximately $1.2 billion to $1.3 billion per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, the POWERCHOICE charge, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service which would increase significantly upon consummation of the MRA. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

                         LIQUIDITY AND CAPITAL RESOURCES

Under the MRA, the Company will pay an aggregate of $3.631 billion in cash. The Company now expects to obtain $3.272 billion of this amount through a public market offering of senior unsecured debt and the remainder from cash on hand. The Company will not be able to issue incremental first mortgage bonds under the terms of the public debt offering. The Company plans to amend its existing $804 million bank facility to, among other things, extend the term from June 30, 1999 to June 1, 2000 and accommodate the holding company restructuring and permit the auction of fossil/hydro generating assets.

NET CASH PROVIDED BY OPERATING ACTIVITIES decreased $103.9 million in the first quarter of 1998 primarily due to a decrease of $98.7 million in the amount of accounts receivable sold under the accounts receivable sales program (which the Company has budgeted to restore in 1998).

NET CASH USED IN INVESTING ACTIVITIES decreased $16.5 million in the first quarter of 1998 primarily as a result of a decrease in other investments of $81.4 million offset by an increase in the acquisition of utility plant of $77.6 million, primarily due to the January 1998 ice storm.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 versus Three Months Ended March 31,
1997
---------------------------------------------------------------------

The following discussion presents the material changes in results of operations for the first quarter of 1998 in comparison to the same period in 1997. The Company's quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three month period should not be taken as an indication of earnings for all or any part of the balance of the year. In addition, this discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the probable termination, restatement or amendment of IPP contracts and implementation of POWERCHOICE. It should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Earnings for the first quarter were $11.1 million or 8 cents per share, as compared with $93.6 million or 65 cents per share for the first quarter of 1997. Earnings for the first quarter 1998 reflect the write-off of $62.9 million, or 28 cents per share, to reflect the Company's estimate of incremental, non-capitalized costs to restore power and rebuild its electric system in northern New York as a result of the January 1998 ice storm (see "January 1998 Ice
Storm"). First quarter 1998 earnings were also lower by approximately 14 cents per share due to a higher allocation of federal income taxes in this period reflecting the expected lower level of earnings over the remainder of the year. In addition, first quarter 1998 earnings were also lower due to warmer weather, higher capacity payments to IPPs and higher industrial customer discounts.

                                ELECTRIC REVENUES

Electric revenues decreased $14.2 million or 1.6% from 1997 primarily as a result of a decrease in volume and mix of sales to ultimate customers of $25.5 million, offset by an increase in sales to other electric systems and miscellaneous electric revenues of $11.3 million.

                                 ELECTRIC SALES

Electric sales to ultimate consumers were approximately 8.7 billion KWh in the first quarter of 1998, a 1.1% decrease from 1997 primarily as a result of warmer weather and the power outages during the January 1998 ice storm (see "January 1998 Ice Storm"). Residential and commercial sales declined 4.9% and 1.1%, respectively. After adjusting for the effects of weather and the farm and food processor retail access pilot program, sales to ultimate consumers would have been expected to increase 0.9%. Sales for resale increased 204 million Kwh (17.2%), reflecting sales to energy service companies participating in the Company's farm and food processor retail access pilot program. This resulted in a net increase in total electric sales of 106 million KWh (1.1%).

                          THREE MONTHS ENDED MARCH 31,

                         Electric Revenue (Thousands)        Sales (GWh)
                        -----------------------------  ----------------------
                                                 %                      %
                          1998        1997     Change   1998   1997   Change
                        ---------  ---------  -------  ------  -----  -------
Residential             $ 336,434  $ 352,919    (4.7)   2,737  2,877    (4.9)
Commercial                310,038    314,291    (1.4)   2,956  2,988    (1.1)
Industrial                123,470    129,943    (5.0)   1,743  1,738     0.3
Industrial - Special       15,977     14,922     7.1    1,162  1,099     5.7
Other                      14,576     13,888     5.0       70     64     9.4
                        ---------  ---------  -------  ------  -----  -------
Total to
    Ultimate Consumers    800,495    825,963    (3.1)   8,668  8,766    (1.1)
Other Electric Systems     32,923     23,949    37.5    1,387  1,183    17.2
Miscellaneous              29,751     27,457     8.4        -      -       -
                        ---------  ---------  -------  ------  -----  -------

Total                   $ 863,169  $ 877,369    (1.6)  10,055  9,949     1.1
                        =========  =========  =======  ======  =====  =======

Electric fuel and purchased power costs increased $5.3 million or 1.4%. This increase is the result of an $8.7 million increase in actual fuel costs, a $0.1 million increase in payments to IPPs and a $2.7 million increase in costs deferred and recovered through the operation of the FAC, partially offset by a decrease in other purchased power costs of $6.2 million. Internal generation increased in 1998, reflecting the full operation of the Company's nuclear power plants in the first quarter of 1998 as compared to 1997. On March 3, 1997, Unit 1 was taken out of service for a planned refueling and maintenance outage and was returned to service on May 8, 1997.

                                  GAS REVENUES

Gas revenues decreased $51.2 million or 17.9% in 1998 from the comparable period in 1997, primarily as a result of lower purchased gas adjustment clause revenues of $26.9 million and a decrease in sales to ultimate consumers of $24.3 million.

                                    GAS SALES

Due primarily to warmer weather during the first quarter of 1998, gas sales to ultimate consumers decreased 4.0 million Dth or 10.8% from the first quarter of 1997. After adjusting for the effects of weather, sales to ultimate consumers decreased 6.5% primarily due to the migration of certain large commercial sales customers to the transportation class and lower customer usage. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased as the warm weather depressed spot sales opportunities. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.


                          THREE MONTHS ENDED MARCH 31,

                           Gas Revenue (Thousands)     Sales (Thousands of Dth)
                        -----------------------------  -----------------------
                                                 %                        %
                          1998       1997      Change   1998    1997    Change
                        ---------  ---------  -------  ------  ------  -------

Residential             $ 160,664  $ 188,687   (14.9)  23,820  25,764    (7.5)
Commercial                 55,053     72,500   (24.1)   8,862  10,540   (15.9)
Industrial                  1,546      3,412   (54.7)     306     678   (54.9)
                        ---------  ---------  -------  ------  ------  -------
Total to
    Ultimate Consumers    217,263    264,599   (17.9)  32,988  36,982   (10.8)
Transportation of
Customer-Owned Gas         16,685     15,313     9.0   42,297  41,702     1.4
Spot Market Sales              38      3,082   (98.8)      15   1,088   (98.6)
Miscellaneous               1,249      3,469   (64.0)       -       -
                        ---------  ---------  -------  ------  ------   ------
Total to System
      Core Customers    $ 235,235  $ 286,463   (17.9)  75,300  79,772    (5.6)
                        =========  =========  =======  ======  ======  =======

The total cost of gas included in expense decreased 22.3% in 1998. This was the result of a 5.8 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($20.1 million), a $3.0 million decrease in Dth purchased for spot market sales, a $0.7 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause and an 8.3% decrease in the average cost per Dth purchased ($9.4 million). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, decreased to $3.56 in 1998 from $3.82 in 1997.

OTHER OPERATION AND MAINTENANCE EXPENSES increased by $55.7 million primarily as a result of the write-off of the costs associated with the January 1998 ice storm (see "January 1998 Ice Storm"). BAD DEBT EXPENSE for the first quarter of 1998 was $16.0 million as compared with $21.3 million in 1997.

The decrease in FEDERAL AND FOREIGN INCOME TAXES of approximately $15.9 million was primarily due to a decrease in pre-tax income, partially offset by a higher percentage allocation of federal income taxes to the first quarter of 1998, reflecting the expected lower level of earnings over the remainder of the year. The effective tax rate for the first quarter of 1998 was 72% as compared to 40% for the first quarter of 1997. This increase is caused by the allocation of certain flow through tax adjustments.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS.

Norcen Litigation
-----------------

In April 1998, Norcen sued three IPPs that are parties to the MRA and the Company. The claim against the Company relates to certain rights of Norcen to sue if the Company breached its PPAs with the three projects and alleges tortious interference by the Company with Norcen's gas purchase agreements. In May 1998, such projects announced that they had entered into a settlement agreement with Norcen in which Norcen agreed to release the Company from litigation upon the closing of the MRA.

City of Oswego Litigation
-------------------------

In April 1998, the cities of Oswego, Fulton,Cohoes and the New York Conference of Mayors and Municipal Officials sought a temporary restraining order and preliminary injunction in New York State Supreme Court against the PSC to enjoin the implementation of the POWERCHOICE settlement, the MRA and the Company's contemplated auction of its fossil and hydro generation assets on the grounds that the PSC failed to comply with the provisions of the State Environmental Quality Review Act. The application of the City of Oswego and the other petitioners for the temporary restraining order was denied at a Supreme Court hearing held in Albany on April 21, 1998. On May 8, 1998, there were oral arguments heard in the Supreme Court in Albany and the court did not grant the cities' request for preliminary injunction but rather reserved ruling on all of the cities' requests. The Company is unable to predict the outcome of this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

Exhibit 3(i) - By-laws of the Company, as amended April 23, 1998.

Exhibit 10 - Employment Agreement between the Company and John H.
Mueller, dated January 19, 1998, incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year ended
December 31, 1997.

Exhibit 10(b) - PSC Opinion and Order regarding approval of the POWERCHOICE settlement agreement with the PSC, issued and effective March 20, 1998, incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997.

Exhibit 10(c) - Amendments to the Master Restructuring Agreement.

Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended March 31, 1998 and 1997.

Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without Allowance for Funds Used During Construction ("AFC") and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended March 31, 1998.

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


                         NIAGARA MOHAWK POWER CORPORATION
                                  (Registrant)



Date:	May 14, 1998          By /s/ Steven W. Tasker
                               --------------------
                               Steven W. Tasker
                               Vice President-Controller and
 						                        Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

3(i)		     By-laws of NMPC, as amended April 23, 1998.

10		       Employment Agreement between the Company and John
           H. Mueller, dated January 19, 1998, incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997.

10(b)	     PSC  Opinion and Order regarding approval of the
           POWERCHOICE settlement agreement with the PSC, issued and effective March 20, 1998, incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997.

10(c)      Amendments to the Master Restructuring Agreement.

11		       Computation of the Average Number of Shares
           of Common Stock Outstanding for the Three
           Months Ended March 31, 1998 and 1997.

12		       Statement Showing Computations of Ratio of
           Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends for the Twelve Months Ended
           March 31, 1998.

15		       Accountants' Acknowledgement Letter.

27		       Financial Data Schedule.

          1                                                Exhibit 3(i)


    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950

    (As Amended April 23, 1998)

    BY-LAWS

    NIAGARA MOHAWK POWER CORPORATION

    ADOPTED JANUARY 5, 1950


    (As Amended April 23, 1998)


    Index*


                                 Page                             Page
    Additional Officers            14     Officers                  11
    Adjournments                    4     Place of Meeting           3
    Amendments                     20     President                 12
    Annual Meeting                  2     Procedure          4,9,11,20
    Assistant Officers          13,14     Proxies                    6
    Audit Committee                10     Quorum                   4,9
    Bonds                          15     Record Date               18
    Certificate of Stock           17     Registrar                 17
    Chairman of the Board          12     Resignation                7
    Committees                      9     Scrip                     19
    Compensation                 8,15     Secretary                 13
    Controller                     13     Special Meetings           3
    Corporate Charter               1     Stock                     17
    Corporate Seal                 20     Stockholders' Meetings     2
    Directors                       6     Term of Office          6,12
    Directors' Meetings             8     Transfer Agent            17
    Election                2,6,12,20     Transfers of Shares       18
    Executive Committee            10     Treasurer                 14
    Finance Committee              10     Unanimous Written Consent 11
    Finances                       19     Vacancies                  7
    Fiscal Year                    20     Vice Presidents           13
    General Provisions             19     Voting                     5
    Indemnification; Insurance  15,17
    Inspectors of Election          5
    Lost Stock Certificates        19
    Notices of Meetings        3,8,11
    /TABLE

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

    Notice of any proposal to be presented by any stockholder or of the name of any person to be nominated by any stockholder for election as a director of the corporation must be received by the secretary of the corporation at its principal executive office not less than 60 nor more than 90 days prior to the date of the annual meeting; provided, however, that if the date of the annual meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 70 days prior to the date of the meeting, such notice shall be given not more than ten days after such date is first so announced or disclosed. Public notice shall be deemed to have been given more than 70 days in advance of the annual meeting if the corporation shall have previously disclosed, in these by-laws or otherwise, that the annual meeting in each year is to be held on a determinable date, unless and until the Board of Directors determines to hold the meeting on a different date.

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



    ARTICLE III

    DIRECTORS


    Section 1. Number and  Qualifications: Except as otherwise required by the provisions of  the corporate charter relating to  the rights of the  holders of any  class or series of  preferred or preference stock having a preference over the common stock as to dividends  or to elect directors under specified circumstances, the board of directors shall consist of not less than nine (9) nor more than twenty-one
    (21) persons, the exact number initially to be fifteen (15) persons, subject to change from time to time to any number not less than nine (9) nor more than twenty-one (21) persons by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time
    any such resolution is presented to the board for adoption).   Directors
    need not be stockholders. No person, other than those serving on November 11, 1976, who has reached age 70 prior to May 1 in the year such director would otherwise stand for election, shall stand for election as a director.


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


    Section 3. Resignation; Removal: Any director of the corporation may resign at any time by giving his resignation to the chief executive officer of the corporation, or to the Secretary. Such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation
     shall not be necessary to make it effective. Subject to the rights of the holders of any class or series of preferred or preference stock having preference over the holders of common stock as to dividends or to elect directors under specified circumstances, any director, or the entire board of directors, may be removed from office at any time, but only for cause.


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


    Section 4. Fixing of Record Date or Closing Transfer Books: The board of directors may fix a day and hour, not more than sixty (60) days prior to the day on which any meeting of stockholders is to be held, as the time as of which stockholders entitled to notice of or to vote at such meeting and at all adjournments thereof shall be determined; and in the event such record date is fixed by the board of directors no one other than the holders of record on such date of stock entitled to notice of or to vote at such meeting shall be entitled to notice of or to vote at such meeting, or unless a new record date be fixed as provided in Article II, Section 7 of these by-laws, any adjournment thereof. The board of directors may at its option, in lieu of fixing a record date as aforesaid, prescribe a period, not exceeding sixty (60) days prior to any meeting of stockholders, during which no transfer of shares on the books of the corporation may be made.

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


    Section 2. Fiscal Year: The fiscal year of the corporation shall be the calendar year unless otherwise provided by the board of directors.

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

EXHIBIT 10(c)


FIRST AMENDMENT OF MASTER RESTRUCTURING AGREEMENT

  	AMENDMENT, entered into on March 31, 1998 (the "Amendment") by and between NIAGARA MOHAWK POWER CORPORATION, a New York corporation ("NMPC" or the "Company") and the several independent power producers identified as such on the signature pages hereto
(each, an "IPP" and collectively, the "IPPs").

RECITALS

  	The Company and the IPPs are parties to that certain Master Restructuring Agreement entered into on July 9, 1997 (the "MRA"), and such parties desire to amend the MRA as set forth herein.

 	NOW, THEREFORE, the parties hereby agree as follows:

 	1.	DEFINED TERMS.  All capitalized terms used but not
otherwise defined herein shall have the meanings ascribed to them in the MRA.

 	2.	AMENDMENT.  The definition of the term "Expiration
Date" in Section 1 of the MRA is hereby amended by deleting said definition and substituting the following therefor:
"Expiration Date" shall mean July 15, 1998, except as otherwise provided in Sections
2.7(b) and 12.3(b).

	 3.	NO OTHER AMENDMENT. Except as expressly set forth in
this Amendment, none of the rights, obligations, terms, covenants or conditions of the Parties pursuant to the MRA shall be amended, modified, waived, terminated or otherwise affected in any manner whatsoever.

	 4.	COUNTERPARTS; FACSIMILE.  This Amendment may be
executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Amendment may be delivered with only a facsimile signature, with the same force and effect as if an original signature had been delivered.

	 5.	ENTIRE AGREEMENT.  This Amendment constitutes the
entire agreement among the Parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings, written or oral, among the Parties hereto with respect thereto.

 	IN WITNESS WHEREOF, the parties have duly executed this Agreement, effective as of the day and year first above written.
Niagara Mohawk Power Corporation


    By:	/s/ William F. Edwards
   	    ----------------------
				    Name: William F. Edwards
				    Title: Senior Vice President

American Ref-Fuel Company of Niagara, L.P.


By:		/s/ Richard Oliver
   		------------------
Name:	Richard Oliver
Title:	Vice President - Development


Onondaga Cogeneration Limited Partnership

By:	Geddes Cogeneration Corporation,
	Its General Partner


By:		/s/ Luis Tellez
   		----------------
Name:	Luis Tellez
Title:	Vice President


Project Orange Associates, L.P.

By:	NCP Syracuse, Inc.,
	Its General Partner

By:	NCP Energy, Inc.,
	Its Attorney-in-Fact


By:		/s/ Luis Tellez
   		---------------
Name:	Luis Tellez
Title:	Vice President

Fulton Cogeneration Associates, a
  New York limited partnership

By:	ANR Venture Fulton Company,
	Its Managing General Partner


By:		/s/ Mark P. Barry
   		-----------------
Name: 	Mark P. Barry
Title:	Vice President


Cogen Energy Technology L.P.

By:	Cogen Energy Technology, Inc.,
	Its General Partner


By:		/s/ John E. Guinness
   		--------------------
Name:	John E. Guinness
Title:	President


Lyonsdale Energy Limited Partnership, a
  Delaware Limited Partnership

By:	Harbinger Lyonsdale L.L.C.
	Its Managing General Partner


By:		/s/ Patrick E. Molony
   		---------------------
Name:	Patrick E. Molony
Title:	Vice President


Encogen Four Partners, L.P.

By: 	EDC Four Inc.,
	Its General Partner


By:		/s/ Melvin E. Wentz
   		-------------------
Name:	Melvin E. Wentz
Title:	President

NorCon Power Partners, L.P.

By:	Northern Consolidated Power, Inc.,
	Its General Partner


By:		/s/ J. Douglas Divine
   		---------------------
Name:	J. Douglas Divine
Title:	Vice President - Strategic Planning


Indeck-Ilion Limited Partnership

By:	Indeck Energy Services of Ilion, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
   		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Yerkes Limited Partnership

By:	Indeck-Yerkes Energy Services, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
   		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Olean Limited Partnership

By:	Indeck Energy Services of Olean, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President

Indeck-Oswego Limited Partnership

By:	Indeck Energy Services of Oswego, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Black River Limited Partnership

By: 	Jones Black River Services, Inc.,
	Its Managing General Partner


By:		/s/ William A. Garnett
		----------------------
Name:	William A. Garnett
Title:	President


LG&E Westmoreland Rensselaer, a
  California general partnership

By:	LG&E Power 15 Incorporated,
	A General Partner


By:
Name:
Title:


By:	Westmoreland-Rensselaer, L.P.,
	A General Partner

	By:	WEI-Rensselaer, Inc.
		A General Partner

	By:
Name:
Title:

Salt City Energy Venture, L.P.

By:	Salt City Energy, LLC,
	Its General Partner


By:		/s/ Edward Barno
          ----------------
Name:	Edward Barno
Title:	Member


AG-Energy, L.P.

By:	AG-Energy, Inc.,
	Its General Partner


By:
Name:
Title:


Seneca Power Partners, L.P.

By:	Seneca Power Corporation,
	Its General Partner


By:
Name:
Title:


Sterling Power Partners, L.P.

By:	Sterling Power, Ltd.,
	Its General Partner


By:
Name:
Title:

Power City Partners, L.P.

By:	Power City Generating, Inc.,
	Its General Partner


By:
Name:
Title:


P&N Partners, L.P.

By:	P&N Energy Systems, Inc.,
	Its General Partner


By:
Name:
Title:


Selkirk Cogen Partners, L.P.

By:	JMC Selkirk, Inc.,
	Managing General Partner


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President


East Syracuse Generating Company, L.P.


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President

Kamine/Besicorp Carthage L.P.

By:	Kamine Carthage Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President

By:	Beta Carthage, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp South Glens Falls L.P.

By:	Kamine South Glens Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta South Glens Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Natural Dam L.P.

By:	Kamine Natural Dam Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Natural Dam, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Syracuse, L.P.

By:	Kamine Syracuse Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Syracuse, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Beaver Falls, L.P.

By:	Kamine Beaver Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Beaver Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


United Development Group - Niagara, L.P.

By:	United Development Group - Niagara, Inc.,
	Its General Partner


By:		/s/ W. John Fair
		----------------
Name:	W. John Fair
Title:	President




SECOND AMENDMENT OF MASTER RESTRUCTURING AGREEMENT

 	AMENDMENT entered into on April 21, 1998 (the "Amendment") by and between NIAGARA MOHAWK POWER CORPORATION, a New York corporation ("NMPC" or the "Company") and the several independent power producers identified as such on the signature pages hereto
(each, an "IPP" and collectively, the "IPPs").

RECITALS

		(A)	The Company and the IPPs are parties to that
certain Master Restructuring Agreement entered into on July 9,
1997, as amended by the First Amendment of Master Restructuring
Agreement entered into on March 31, 1998 (as so amended, the "MRA").

		(B)	The MRA has been terminated with respect to Oxbow
Power Corporation of North Tonawanda, New York, Inc. ("Oxbow") pursuant to Section 2.6 of the MRA.

		(C)	Pursuant to an agreement dated September 26, 1997
(the "NorCon Agreement"), the Company and NorCon have agreed that NorCon's Existing PPA shall be a Terminating PPA and to amend
NorCon's share of the Allocation.

		(D)	Pursuant to an agreement dated February 25, 1998
(the "Encogen Amendment"), the Company and Encogen Four Partners,
L.P. ("Encogen") have agreed to amend Encogen's share of the Allocation.

		(E)	The Parties desire to amend the MRA to reflect
certain modifications to the terms and conditions of the MRA as hereinafter set forth.

 	NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

 	6.	DEFINED TERMS.  All capitalized terms used but not
otherwise defined herein shall have the meanings ascribed to them in the MRA.

	 7.	AMENDMENTS.

		(A)	DEFINITIONS.  Sections 1 and 2.9 of the MRA are
hereby amended by deleting the definitions of the following terms set forth therein, and substituting and/or adding the following definitions:
		"Conditions Determination Date" shall mean May 7, 1998, except as otherwise provided in Section 2.7(b).
		"Scheduled Date" shall mean June 30, 1998.
		"Contract Adjustment" shall mean the annual aggregate Contract Adjustment set forth on Attachment A-3 to Exhibit A to the MRA, as adjusted by Sections 2.5 and 2.6 and as the same may be further adjusted pursuant to Sections 2.7 or 12.4(b) of the MRA. For purposes hereof, the Contract
Adjustment shall be determined after giving effect to all adjustments required to be made hereunder through the Consummation Date.
		"Contract Price Discounts" shall mean the annual aggregate Contract Price Discounts set forth on Exhibit B annexed to this Amendment, which includes adjustments to reflect the termination of the MRA with respect to Oxbow and the NorCon Agreement, which amount shall be further adjusted in the event the MRA is terminated with respect to any IPP whose Existing PPA is set forth on Schedule 2.3, by reducing the annual aggregate Contract Price Discounts set forth on Exhibit B annexed to this Amendment by the product of (x) the number of megawatt hours in the respective Contract Year set forth in the Restated Contract allocated to any such IPP with respect to which the MRA is terminated and (y)
$5.00/MWh in the third through ninth Contract Years and $2.50/MWh in the tenth Contract Year. For purposes hereof, the Contract Price Discounts shall be determined after giving effect to all adjustments required to be made hereunder through the Consummation Date.

		(B)	CONTRACT ADJUSTMENT; CONTRACT PRICE DISCOUNTS.  A
new Section 2.10 is hereby added to the MRA, which reads in its entirety as follows:
	 2.10	CONTRACT ADJUSTMENT; CONTRACT PRICE DISCOUNTS.
		(a)	On the Consummation Date, the Cash Payment to
be paid by the Company shall be reduced by an amount equal
to the sum of (i) the present value of the Contract
Adjustment for the first through tenth Contract Years under
the Restated Contracts, which present value shall be
determined as of the Consummation Date using a discount rate of ten percent (10%) per annum, mid-year convention, plus
(ii) the present value of the Contract Price Discounts for
the third through tenth Contract Years under the Restated
Contracts, which present value shall be determined as of the
Consummation Date using a discount rate of seven and one-
half percent (7.5%) per annum, mid-year convention.
		(b)	The Company and the IPPs shall, not later
than five (5) Business Days after the Conditions
Determination Date, calculate and agree on the amount of the reduction of the Cash Payment pursuant to subsection (a)
above.  For purposes of illustration only, if no IPP is
hereafter terminated from the MRA, then the reduction of the
Cash Payment pursuant to subsection (a)(i) will be
$54,659,857 and pursuant to subsection (a)(ii) will be
$102,420,244.  The calculated and agreed to amounts shall be further adjusted in the event that following such
calculation any IPP is terminated from the MRA.  As soon as
practicable following such calculation (or further
adjustment thereto), the Company and the IPPs shall give an
appropriate notice or notices to the Depositary to effect
the reduction of the Cash Payment pursuant to the provisions of this Section 2.10.  The IPPs shall cause WP&Co. to give
an appropriate notice to the Depositary to effect such
reduction among the individual IPPs.
		(c)	The Parties acknowledge and agree that the
Contract Adjustment required to be realized by the Company
pursuant to Section 2.9 of the MRA will be realized by the
Company upon reduction of the Cash Payment pursuant to
subsection (a) above.
		(d)	The Parties acknowledge and agree that the
contract prices under each of the Restated Contracts will be increased by $5.00/MWh in the third through ninth Contract
Years and by $2.50/MWh in the tenth Contract Year under the Restated Contracts and that the Restated Contracts to be entered into pursuant to Section 2.3 of the MRA shall be adjusted accordingly.

		(C)	NEGOTIATIONS.

		(1)	Section 2.7 is hereby modified as follows:
	(i)	The words "not later than the date which is ten
(10) Business Days prior to the Conditions Determination
Date" in the first sentence of Section 2.7(b) of the MRA are changed to "not later than April 30, 1998".
	(ii)	For purposes of Section 2.7(b), the term
"Contract(s)" also shall include the Fixed Price Swap
Contracts.
		(2)	The following new sub-sections (c) and (d) are
hereby added to Section 2.7 of the MRA, which read in their
entirety as follows:
		(c)	The Company agrees to use its Reasonable Best
Efforts (i) to negotiate with the IPPs and Constellation
Power Source, Inc. ("CPS") to agree, not later than April
30, 1998, on a final form of the Fixed Price Swap Contracts.
The IPPs agree to use their Reasonable Best Efforts to
negotiate with CPS and enter into, not later than April 30,
1998, a definitive agreement with respect to the purchase by
CPS or its designee of the Fixed Price Swap Contracts on the
Consummation Date (the "CPS Purchase Agreement").  The CPS
Purchase Agreement (other than the consideration to be paid
by CPS, which shall be redacted) shall be made available to
the Company as soon as practicable, in order to provide the
Company a reasonable opportunity to review same in
connection with the approvals and determinations to be made
by the Company pursuant to this Section 2.7(c).  If the CPS
Purchase Agreement shall contain any conditions to the
obligations of CPS and/or the IPPs to consummate the
purchase of the Fixed Price Swap Contracts that differ
materially from the conditions to the obligations of each
IPP to consummate the Restructuring under the MRA on the
Consummation Date, then such conditions shall be subject to
the Company's approval, which approval shall be given (or
not given) by the Company not later than April 30, 1998.
The Company also shall notify the IPPs, not later than April
30, 1998, if the Company determines that the purchaser of
the Fixed Price Swap Contracts under the CPS Purchase
Agreement is not a permitted counterparty in accordance with
Section 2.4 of the MRA, failing which such counterparty
shall be deemed an "Approved Assignee" in accordance with
Section 2.4(iii).
		(d)	If requested by such IPP, the Company and
each IPP with a Terminating PPA shall use their Reasonable
Best Efforts (i) to negotiate and agree on new or amended
gas transportation agreements between the Company and each
IPP with a Terminating PPA that has an existing gas
transportation agreement with the Company and (ii) to
negotiate and agree on amended interconnection agreements or interconnection arrangements between the Company and each
IPP with a Terminating PPA, in each case in order to
complete same not later than April 30, 1998.
		(D)	ALLOCABLE CONSIDERATION.  In order to reflect the
adjustments to the amount of the Cash Payment and the number of
Company Shares resulting from the termination of the MRA with respect to Oxbow, the NorCon Agreement and the Encogen Amendment
(but not to reflect any reduction of the Cash Payment pursuant to
Section 2.10),  Section 3.1 of the MRA is hereby amended by
deleting same in its entirety and substituting the following therefor:
 	3.1	ALLOCABLE CONSIDERATION.  The Company shall, not
later than 10:00 a.m. on the Consummation Date, pay and/or
deliver to the Depositary on behalf of the IPPs or their
respective designees, the following (referred to herein as
the "Allocable Consideration"):
		(a)	Three billion five hundred fifty-two million
eight hundred four thousand dollars ($3,552,804,000) (the
"Cash Payment");
		(b)	Forty-two million nine hundred forty-five
thousand five hundred twelve (42,945,512) newly-issued,
fully-paid and nonassessable shares ("Company Shares") of
Common Stock of the Company, which number of Company Shares
shall be subject to adjustment in accordance with Section
3.5 hereof; and
		(c)	The cash amount to be paid by the Company to
Encogen pursuant to the Encogen Amendment in lieu of Company
Shares allocated to Encogen in the original Allocation.

		(E)	SHORT-TERM NOTES; ADDITIONAL CASH PAYMENT.
Pursuant to Section 3.2 of the MRA, the Company hereby gives notice of its election to deliver the Additional Cash Payment in lieu of the Short-Term Notes. The Company shall, not later than 10:00 a.m. on the Consummation Date, pay the Depositary the Additional Cash Payment in accordance with Section 3.2 of the MRA.

		(F)	ACQUISITION OF COMPANY SHARES.  The existing
Section 3.3 of the MRA is hereby re-designated as "sub-section
(a)" of Section 3.3, and the following new sub-section (b) is hereby added to Section 3.3 of the MRA:
		(b)	Any IPP that pursuant to the Allocation will
acquire Company Shares shall have the right to name as the designee of such Company Shares (in accordance with Section
3.3(a) above) WP&Co. (or its broker-dealer affiliate) or another person acting as a broker-dealer for distribution, and not for investment purposes, with respect to the Company
Shares, for purposes of effecting one or more block trades of such Company Shares or an underwritten offering of such Company Shares (in each case pursuant to the Shelf
Registration Statement) at or immediately following the Consummation Date to a person or persons that, to the Knowledge (as said term is defined in the Shareholder's
Agreement annexed as Exhibit 3.7 hereto) of the selling IPP, is an Eligible Purchaser (referred to herein as the "Initial
Resale").  For purposes of this Section 3.3, an "Eligible
Purchaser" shall be any person who (regardless of the number of Company Shares acquired by such person), were it to acquire direct or indirect beneficial ownership of more than five percent of the total outstanding shares of Common Stock of the Company, would be eligible by virtue of the provisions of Rule 13d-1(b) or (c) under the Exchange Act to file a Statement on Schedule 13G in respect of such beneficial ownership in lieu of a Statement on Schedule 13D.
In connection with any such issuance or sale of Company
Shares, (i) if the Company Shares are issued to a broker-dealer, the Company Shares so issued shall not bear the legend required by Section 3.6, (ii) neither the broker-dealer nor any purchaser of the Company Shares shall be required to execute a Shareholders' Agreement in accordance with Section 3.7 (unless such purchaser is a permitted designee pursuant to Section 3.3(a) who, had it acquired
Company Shares pursuant to Section 3.3(a), would have been required to execute a Shareholder's Agreement) and (iii) the broker-dealer shall not be required to provide to the Company the representation letters required by Sections 3.7 and 5.6, but any purchaser of the Company Shares shall provide to the Company the representation letter required by
Section 3.7. Nothing contained in this Section 3.3(b) shall prohibit any sale of Company Shares by an IPP that is otherwise not prohibited by this Agreement or, if applicable, the Shareholder's Agreement.

		(G)	INITIAL RESALE.  The following new sub-section (c)
is hereby added to Section 3.6 of the MRA:
		(c)	In order to facilitate the disposition of the
Company Shares, the Company agrees to reasonably cooperate with WP&Co. (or its broker-dealer affiliate) or other broker-dealer in connection with the Initial Resale as described in Section 3.3(b) and, without limiting the generality of the foregoing, to permit WP&Co. (or its broker-dealer affiliate) or such other broker-dealer to participate with the Company in all material presentations to rating agencies and investors in connection with the Public Offering and to invite potential investors to such presentations. The Parties agree that DLJ shall participate in any Initial Resale that is organized by WP&Co. (or its broker-dealer affiliate). The Company also agrees, at the request of the IPPs, to cooperate with CPS in connection with CPS's proposed sale of bonds in connection with the purchase of the Fixed Price Swap Contracts.

		(H)	CONDITIONS TO EACH IPP'S OBLIGATIONS ON THE
CONSUMMATION DATE.  New Sections 8.14 and 8.15 are hereby added to the MRA, which read in their entirety as follows:
		8.14	SALE OF FIXED PRICE SWAP CONTRACTS.  If the CPS
Purchase Agreement has been entered into as contemplated by
Section 2.7(c) and the IPPs shall give a notice designating
CPS or its designee as the counterparty pursuant to Section
2.4, the Fixed Price Swap Contracts shall have been issued
by the Company to CPS or its designee in accordance with the terms of the CPS Purchase Agreement.
		8.15	SELKIRK INDENTURE APPROVAL.  The obligations of
Selkirk Cogen Partners, L.P. ("Selkirk") (and only of
Selkirk) to consummate the Restructuring are subject to, at
Selkirk's option, either (a) receipt of the approval of its
bondholders to the Restructuring as its affects Selkirk or
(b) a conclusive determination by Selkirk made in a written
notice to the Company that Selkirk will undertake the
Restructuring as it affects Selkirk without a vote of its
bondholders (the applicable event in the preceding clauses
(a) and (b) being referred to herein as the "Indenture
Approval").  If, on or before the Consummation Date, the
Indenture Approval has not been obtained and Selkirk
nevertheless elects to proceed with the Restructuring, the
transactions contemplated by this Agreement with respect to
Selkirk shall be consummated on the Consummation Date in
escrow by delivering Selkirk's share of the Allocation,
including any related documentation, to the Escrow Agent
pending receipt of the Indenture Approval.  In such event,
the Company and Selkirk shall enter into an escrow agreement with the Escrow Agent (in substantially the same form, with
such changes as may be appropriate, as the Escrow Agreement)
setting forth the rights and obligations of the Company and
Selkirk prior to receipt of the Indenture Approval and in
the event that the Indenture Approval is not obtained.  Upon the later to occur of the Consummation Date or receipt of
the Indenture Approval (and provided that this Agreement
shall not otherwise have been terminated with respect to
Selkirk as provided herein), the Company and Selkirk shall
promptly enter into the Restated Contract, and the Company
and Selkirk shall simultaneously reconcile between them in
cash any payments made pursuant to Selkirk's Existing PPA
which are in excess of or less than payments that would have been made pursuant to Selkirk's Restated Contract had such
Restated Contract been in effect from the Consummation Date
based on a methodology to be mutually agreed to by the
Company and Selkirk, and the term of the Restated Contract
between the Company and Selkirk shall be determined as if
such Restated Contract had commenced as of the Consummation
Date.  If (i) the Indenture Approval has not been received
on or before August 31, 1998 in form and substance
reasonably acceptable to Selkirk or (ii) prior to August 31,
1998, Selkirk has concluded in a written notice to the
Company that the Indenture Approval cannot be expected to be received on or before August 31, 1998 in form and substance
acceptable to Selkirk, then the Agreement shall be deemed
for all purposes under this Agreement (except as otherwise
provided in Section 12.4(d)) to have terminated with respect to Selkirk prior to the Consummation Date in accordance with
Section 12.2(c).  In the event of such termination with
respect to Selkirk, the Contract Price Discounts and the
reduction of the Cash Payment pursuant to Section
2.10(a)(ii) each shall be re-calculated as if this Agreement was terminated with respect to Selkirk prior to the
Consummation Date and the amount by which such reduction is
decreased as a result of such re-calculation shall promptly
be paid by the Company to the Depositary on behalf of the
IPPs or as the IPPs may otherwise direct.  Failure of
Selkirk to obtain the Indenture Approval prior to the
Conditions Determination Date shall not be deemed a waiver
of any condition in accordance with Section 10.1(c).  The
provisions of this Section 8.15 shall survive the
Consummation Date until fully performed.
		(I)	SCHEDULES.  In order to reflect that NorCon's
Existing PPA shall be a Terminating PPA, NorCon's Existing PPA shall be deleted from Schedule 2.3 annexed to the MRA and shall be added to Schedule 2.1 annexed to the MRA.
		(J)	SELKIRK TERMINATION.  The following new sub-
section (d) is hereby added to Section 12.4 of the MRA:
		(d)	Notwithstanding anything to the contrary
contained in Section 12.4(b), in the event this Agreement shall terminate with respect to Selkirk for any reason, including but not limited to pursuant to Section 8.15, then
(x) the aggregate contract quantity of energy and aggregate contract quantity of installed capacity under the Restated
Contracts shall be reduced by the contract quantity of energy and contract quantity of installed capacity allocated to Selkirk in the Contracts Allocation and Selkirk shall not enter into a Restated Contract and (y) with respect to the negative Cash Payment of $2,211,000 allocated to Selkirk in the initial Allocation, the Company shall pay such sum as follows: (A) if this Agreement shall terminate with respect to Selkirk on or before the Consummation Date, the Company shall add the sum of $2,211,000 to the Cash Payment and pay such additional sum to the Depositary on the Consummation
Date in the same manner as provided in Section 3.3 or (B) if this Agreement shall terminate with respect to Selkirk after the Consummation Date in accordance with Section 8.15 hereof, the Company shall pay the sum of $2,211,000 to Selkirk within two Business Days of such termination (by wire transfer of federal funds to the account designated by Selkirk). The provisions of this Section 12.4(d) shall survive the Consummation Date until fully performed.
	8.16 NO OTHER AMENDMENT. Except as expressly set forth in this Amendment, the NorCon Agreement (with respect to the Company and NorCon only) and the Encogen Amendment (with respect to the Company and Encogen only), none of the rights or obligations of the parties hereto pursuant to the MRA shall be amended, modified, waived, terminated or otherwise affected in any manner whatsoever. Without limiting the generality of the foregoing, the parties hereto agree that except as expressly set forth in the NorCon Agreement (with respect to NorCon only), the Encogen Amendment (with respect to Encogen only) and herein, the Allocation with respect to each IPP shall remain unchanged, and nothing contained herein shall increase or reduce the Allocable Consideration payable to any IPP, nor in any way affect the Additional Cash Payment, or the terms of any Termination
Agreements, Amended PPAs, Restated Contracts or Fixed Price Swap Contracts. The Company, on the one hand, and NorCon and Encogen, respectively, on the other, represent that they have given (or covenant that promptly after the execution hereof they will give) an appropriate notice to WP&Co. and the Depositary pursuant to
Section 3.4(a) of the MRA to reflect the changes in NorCon's and Encogen's shares of the Allocation resulting from the NorCon
Agreement and Encogen Amendment, respectively.

	9.	RATIFICATION.  Each party hereto agrees that (i) the
MRA is in full force and effect and (ii) to the best knowledge of such party, there is no current breach or default on the part of any other party or any other event or condition which, upon notice, the passage of time, or both, would constitute such a breach or default.

	10.	COUNTERPARTS; FACSIMILE.  This Amendment may be
executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Amendment may be delivered with only a facsimile signature, with the same force and effect as if an original signature had been delivered.

	11.	ENTIRE AGREEMENT.  This Amendment constitutes the
entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings, written or oral, between the parties hereto with respect thereto.

 	IN WITNESS WHEREOF, the parties have duly executed this Second Amendment of Master Restructuring Agreement, effective as of the day and year first above written.
Niagara Mohawk Power Corporation


      By: /s/ William F. Edwards
	     --------------------------
						Name: William F. Edwards
						Title: Senior Vice President


American Ref-Fuel Company of Niagara, L.P.


By		/s/ Richard Oliver
		------------------
Name:	Richard Oliver
Title:	Vice President - Development

Onondaga Cogeneration Limited Partnership

By:	Geddes Cogeneration Corporation,
	Its General Partner


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President


Project Orange Associates, L.P.

By:	NCP Syracuse, Inc.,
	Its General Partner

By:	NCP Energy, Inc.,
	Its Attorney-in-Fact


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President

Fulton Cogeneration Associates, a
  New York limited partnership

By:	ANR Venture Fulton Company,
	Its Managing General Partner


By:
Name:
Title:


Cogen Energy Technology L.P.

By:	Cogen Energy Technology, Inc.,
	Its General Partner


By:		/s/ John E. Guinness
		--------------------
Name:	John E. Guinness
Title:	President

Lyonsdale Energy Limited Partnership, a
  Delaware Limited Partnership

By:	Harbinger Lyonsdale L.L.C.
	Its Managing General Partner


By:		/s/ Patrick E. Molony
		---------------------
Name:	Patrick E. Molony
Title:	Vice President


Encogen Four Partners, L.P.

By: 	EDC Four Inc.,
	Its General Partner


By:		/s/ Melvin E. Wentz
		-------------------
Name:	Melvin E. Wentz
Title:	President


NorCon Power Partners, L.P.

By:	Northern Consolidated Power, Inc.,
	Its General Partner


By:		/s/ J. Douglas Divine
		---------------------
Name:	J. Douglas Divine
Title:	Vice President - Strategic Planning


Indeck-Ilion Limited Partnership

By:	Indeck Energy Services of Ilion, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President

Indeck-Yerkes Limited Partnership

By:	Indeck-Yerkes Energy Services, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Olean Limited Partnership

By:	Indeck Energy Services of Olean, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Oswego Limited Partnership

By:	Indeck Energy Services of Oswego, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Black River Limited Partnership

By: 	Jones Black River Services, Inc.,
	Its Managing General Partner


By:		/s/ William a. Garnett
		----------------------
Name:	William A. Garnett
Title:	President

LG&E Westmoreland Rensselaer, a
  California general partnership

By:	LG&E Power 15 Incorporated,
	A General Partner


By:
Name:
Title:


By:	Westmoreland-Rensselaer, L.P.,
	A General Partner

	By:	WEI-Rensselaer, Inc.
		A General Partner

	By:
	Name:
		Title:


Salt City Energy Venture, L.P.

By:	Salt City Energy, LLC,
	Its General Partner


By:		/s/ Edward Barno
		----------------
Name:	Edward Barno
Title:	Member


AG-Energy, L.P.

By:	AG-Energy, Inc.,
	Its General Partner


By:
Name:
	Title:

Seneca Power Partners, L.P.

By:	Seneca Power Corporation,
	Its General Partner


By:
Name:
Title:


Sterling Power Partners, L.P.

By:	Sterling Power, Ltd.,
	Its General Partner


By:
Name:
Title:


Power City Partners, L.P.

By:	Power City Generating, Inc.,
	Its General Partner


By:
Name:
Title:


P&N Partners, L.P.

By:	P&N Energy Systems, Inc.,
	Its General Partner


By:
Name:
	Title:

Selkirk Cogen Partners, L.P.

By:	JMC Selkirk, Inc.,
	Managing General Partner


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President


East Syracuse Generating Company, L.P.


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President


Kamine/Besicorp Carthage L.P.

By:	Kamine Carthage Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President

By:	Beta Carthage, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
     --------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp South Glens Falls L.P.

By:	Kamine South Glens Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President

By:	Beta South Glens Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Natural Dam L.P.

By:	Kamine Natural Dam Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Natural Dam, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Syracuse, L.P.

By:	Kamine Syracuse Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President

By:	Beta Syracuse, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Beaver Falls, L.P.

By:	Kamine Beaver Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Beaver Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


United Development Group - Niagara, L.P.

By:	United Development Group - Niagara, Inc.,
	Its General Partner


By:		/s/ W. John Fair
		----------------
Name:	W. John Fair
	Title:	President

EXHIBIT B
TO
SECOND AMENDMENT
OF
MASTER RESTRUCTURING AGREEMENT

CONTRACT PRICE DISCOUNTS


          AGGREGATE                    ANNUAL AGGREGATE
CONTRACT  MEGAWATT   CONTRACT PRICE     CONTRACT PRICE
  YEAR	    HOURS*     DISCOUNT/MWh	       DISCOUNTS

    3    4,036,541       $5.00           $20,182,705

    4    4,077,076       $5.00           $20,385,380

    5    4,082,893       $5.00           $20,414,465

    6    4,101,576       $5.00           $20,507,880

    7    4,112,341       $5.00           $20,561,705

    8    4,124,871       $5.00           $20,624,355

    9    4,132,976       $5.00           $20,664,880

   10    4,144,776       $2.50           $10,361,940



* Includes megawatt hours under Restated Contracts to be entered into by all IPPs that are parties to Existing PPAs listed on Schedule 2.3 of the MRA, other than Oxbow and NorCon.


THIRD AMENDMENT OF MASTER RESTRUCTURING AGREEMENT


 	AMENDMENT entered into on April 30, 1998 (the "Amendment") by and between NIAGARA MOHAWK POWER CORPORATION, a New York corporation ("NMPC" or the "Company") and the several independent power producers identified as such on the signature pages hereto
(each, an "IPP" and collectively, the "IPPs").
RECITALS

		(A)	The Company and the IPPs are parties to that
certain Master Restructuring Agreement entered into on July 9,
1997, as amended by the First Amendment of Master Restructuring Agreement entered into on March 31, 1998 and the Second Amendment of Master Restructuring Agreement entered into on April 21, 1998
(as so amended, the "MRA").

		(B)	Pursuant to Section 2.7(b) of the MRA, not later
than April 30, 1998, the Company shall deliver a notice of any Contracts which have not been agreed upon in their final form.

		(C)	The parties believe that all Contracts, as well as
the gas transportation agreements and interconnection agreements or arrangements referred to in Section 2.7(d) of the MRA, will be agreed upon by May 5, 1998, but desire extra time to finalize such agreements without commencing the steps required by Section
2.7(b).

		(D)	Section 10.1(b)(ii) of the MRA requires the
Company's condition as to Third Party Releases to be satisfied or waived as of the Conditions Determination Date, yet many of such releases cannot be obtained until the Consummation.

		(E)	The Parties desire to amend the MRA to reflect
certain modifications to the terms and conditions of the MRA as hereinafter set forth.

	 NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

	12.	DEFINED TERMS.  All capitalized terms used but not
otherwise defined herein shall have the meanings ascribed to them in the MRA.

	13.	AMENDMENTS.

		(A)	NEGOTIATIONS.

 	(1)	Sections 2.7(b), (c) and (d) are hereby modified
to replace "April 30, 1998" in all places with "noon on May 5,
1998".
		(2)	Section 2.7(b)(ii) is hereby amended to replace
the words "within five (5) Business Days following the receipt of such notice" and the words "on or before ten (10) Business Days after receipt of the Company's subclause (y) notice" with, in each case, "no later than 6:00 p.m. (New York time) on May 6,
1998".
		(3)	The following new sub-section (e) is hereby added
to Section 2.7 of the MRA, which reads in its entirety as
follows:
		(e)	The Company agrees that neither an IPP's
delivery of a Termination Agreement initialed by such IPP (having a Terminating PPA pursuant to Schedule
2.1), regardless of the terms thereof with respect to gas transportation agreements and interconnection agreements and interconnection arrangements ("ancillary agreements"), nor the Company's failure to issue a Company Notice pursuant to Section 2.7(b) with respect to such IPP, shall be construed to preclude such IPP from terminating the MRA with respect to itself pursuant to Section 12.2(c) on or before the Conditions
Determination Date in the event such IPP has not concluded negotiations of the ancillary agreements with the Company in a manner satisfactory to such IPP. In the event such IPP has not concluded negotiations of the ancillary agreements with the Company in a manner satisfactory to such IPP (whether before or after the Conditions Determination Date), then such IPP, at its option, may add to the list of agreements to be terminated pursuant to the Termination Agreement any or all of such IPP's existing ancillary agreements and may elect to retain its existing interconnection agreement or existing interconnection arrangements. The Company agrees to continue the negotiations referenced in
Section 2.7(d) with respect to such ancillary agreements through the Conditions Determination Date and thereafter.

	(B)	REPRESENTATION LETTERS.  A new Section 10.6 is
hereby added to read as follows:
	10.6.	REPRESENTATION LETTERS.  Notwithstanding
Sections 8.3(a) and 9.3(a), or Exhibits 8.3A and 9.3A, respectively, in the event that an IPP shall elect (a) pursuant to Section 10.1(c)(ii)(x) to waive any of the conditions set forth in Section 8.10 or 8.11 with respect to a third party or (b) pursuant to Section 9.7 to provide the Company with an indemnity in lieu of a NMPC/Third Party Release with respect to a third party or in the event the Company shall elect pursuant to
Section 10.1(b)(ii)(x) (as modified by this Amendment with respect to Third Party Releases) to waive any of the conditions set forth in Section 9.7, then in any such case such party shall not be required to provide the representation and warranty set forth in paragraph
4(b)(i) of its respective representation letter annexed as Exhibit 8.3A or 9.3A with respect to the applicable mortgage, indenture, agreement, instrument or contract with such third party.

		(C)	SATISFACTION OF CONDITIONS; CONSUMMATION.

		(1)	Subsections 10.1(b) and (c) are hereby amended to
delete the words "or within three (3) Business Days before".
		(2)	In the event the MRA is terminated with respect to
any IPP(s) on or before the Conditions Determination Date and the Company desires to terminate the MRA pursuant to Section 12.1(d) as a result of such termination with respect to any IPP(s), the Company shall give notice thereof to all IPPs not later than ten
(10) days after the Conditions Determination Date.

		(D)	NMPC/THIRD PARTY RELEASES.  Notwithstanding any
provision of the MRA to the contrary, the Company's condition set forth in Section 9.7(b) shall remain in effect until the Consummation Date. The only NMPC/Third Party Releases that will be required to be furnished to the Company pursuant to Section
9.7(b) are those set forth on the schedule provided to the IPPs'
Special Counsel on or before April 30, 1998.

	14.	NO OTHER AMENDMENT. Except as expressly set forth in
this Amendment, none of the rights or obligations of the parties hereto pursuant to the MRA shall be amended, modified, waived, terminated or otherwise affected in any manner whatsoever.
Without limiting the generality of the foregoing, the parties hereto agree that except as expressly set forth in the NorCon Agreement (with respect to NorCon only), the Encogen Amendment
(with respect to Encogen only) or any prior amendment of the MRA, the Allocation with respect to each IPP shall remain unchanged, and nothing contained herein shall increase or reduce the Allocable Consideration payable to any IPP, nor in any way affect the Additional Cash Payment, or, except as expressly set forth herein, the terms of any Termination Agreements, Amended PPAs, Restated Contracts or Fixed Price Swap Contracts.

	15.	RATIFICATION.  Each party hereto agrees that (i) the
MRA is in full force and effect and (ii) to the best knowledge of such party, there is no current breach or default on the part of any other party or any other event or condition which, upon notice, the passage of time, or both, would constitute such a breach or default.

	16.	COUNTERPARTS; FACSIMILE.  This Amendment may be
executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Amendment may be delivered with only a facsimile signature, with the same force and effect as if an original signature had been delivered.

	17.	ENTIRE AGREEMENT.  This Amendment constitutes the
entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings, written or oral, between the parties hereto with respect thereto.

 	IN WITNESS WHEREOF, the parties have duly executed this Third Amendment of Master Restructuring Agreement, effective as of the day and year first above written.
Niagara Mohawk Power Corporation


      By: /s/ William F. Edwards
	     -------------------------
						Name: William F. Edwards
						Title: Senior Vice President


American Ref-Fuel Company of Niagara, L.P.


By:		/s/ Richard Oliver
		------------------
Name:	Richard Oliver
Title:	Vice President - Development


Onondaga Cogeneration Limited Partnership

By:	Geddes Cogeneration Corporation,
	Its General Partner


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President

Project Orange Associates, L.P.

By:	NCP Syracuse, Inc.,
	Its General Partner

By:	NCP Energy, Inc.,
	Its Attorney-in-Fact


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President


Fulton Cogeneration Associates, a
  New York limited partnership

By:	ANR Venture Fulton Company,
	Its Managing General Partner


By:
Name:
Title:


Cogen Energy Technology L.P.

By:	Cogen Energy Technology, Inc.,
	Its General Partner


By:		/s/ John E. Guinness
		--------------------
Name:	John E. Guinness
Title:	President


Lyonsdale Energy Limited Partnership, a
  Delaware Limited Partnership

By:	Harbinger Lyonsdale L.L.C.
	Its Managing General Partner


By:		/s/ Patrick E. Molony
		---------------------
Name:	Patrick E. Molony
Title:	Vice President

Encogen Four Partners, L.P.

By: 	EDC Four Inc.,
	Its General Partner


By:		/s/ Melvin E. Wentz
		-------------------
Name:	Melvin E. Wentz
Title:	President


NorCon Power Partners, L.P.

By:	Northern Consolidated Power, Inc.,
	Its General Partner


By:		/s/ J. Douglas Divine
		---------------------
Name:	J. Douglas Divine
Title:	Vice President - Strategic Planning


Indeck-Ilion Limited Partnership

By:	Indeck Energy Services of Ilion, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Yerkes Limited Partnership

By:	Indeck-Yerkes Energy Services, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President

Indeck-Olean Limited Partnership

By:	Indeck Energy Services of Olean, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Oswego Limited Partnership

By:	Indeck Energy Services of Oswego, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Black River Limited Partnership

By: 	Jones Black River Services, Inc.,
	Its Managing General Partner


By:		/s/ William a. Garnett
		----------------------
Name:	William A. Garnett
Title:	President


LG&E Westmoreland Rensselaer, a
  California general partnership

By:	LG&E Power 15 Incorporated,
	A General Partner


By:
Name:
Title:

By:	Westmoreland-Rensselaer, L.P.,
	A General Partner

	By:	WEI-Rensselaer, Inc.
		A General Partner

	By:
	Name:
	Title:


Salt City Energy Venture, L.P.

By:	Salt City Energy, LLC,
	Its General Partner


By:		/s/ Edward Barno
		----------------
Name:	Edward Barno
Title:	Member


AG-Energy, L.P.

By:	AG-Energy, Inc.,
	Its General Partner


By:
Name:
Title:


Seneca Power Partners, L.P.

By:	Seneca Power Corporation,
	Its General Partner


By:
Name:
Title:

Sterling Power Partners, L.P.

By:	Sterling Power, Ltd.,
	Its General Partner


By:
Name:
Title:


Power City Partners, L.P.

By:	Power City Generating, Inc.,
	Its General Partner


By:
Name:
Title:


P&N Partners, L.P.

By:	P&N Energy Systems, Inc.,
	Its General Partner


By:
Name:
	Title:


Selkirk Cogen Partners, L.P.

By:	JMC Selkirk, Inc.,
	Managing General Partner


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President

East Syracuse Generating Company, L.P.


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President


Kamine/Besicorp Carthage L.P.

By:	Kamine Carthage Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Carthage, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp South Glens Falls L.P.

By:	Kamine South Glens Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta South Glens Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Natural Dam L.P.

By:	Kamine Natural Dam Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Natural Dam, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Syracuse, L.P.

By:	Kamine Syracuse Cogen Co., Inc.,
	Its General Partner


By: 		/s/ Haraold N. Kamine
		---------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Syracuse, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Beaver Falls, L.P.

By:	Kamine Beaver Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Beaver Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


United Development Group - Niagara, L.P.

By:	United Development Group - Niagara, Inc.,
	Its General Partner


By:		/s/ W. John Fair
		----------------
Name:	W. John Fair
Title:	President


FOURTH AMENDMENT OF MASTER RESTRUCTURING AGREEMENT


 	AMENDMENT entered into on May 7, 1998 (the "Amendment") by and between NIAGARA MOHAWK POWER CORPORATION, a New York corporation ("NMPC" or the "Company") and the several independent power producers identified as such on the signature pages hereto
(each, an "IPP" and collectively, the "IPPs").

RECITALS

		(A)	The Company and the IPPs are parties to that
certain Master Restructuring Agreement entered into on July 9,
1997, as amended by the First Amendment of Master Restructuring Agreement entered into on March 31, 1998, and the Second
Amendment of Master Restructuring Agreement entered into on April 21, 1998, and the Third Amendment of Master Restructuring
Agreement entered into on April 30, 1998 (as so amended, the "MRA").

		(B)	The Parties desire to amend the MRA to reflect
certain modifications to the terms and conditions of the MRA as hereinafter set forth.

 	NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

	18.	DEFINED TERMS.  All capitalized terms used but not
otherwise defined herein shall have the meanings ascribed to them in the MRA.

	19.	AMENDMENT.  Section 8.14 of the MRA is hereby deleted
in its entirety, and the following new Section 8.14 is hereby substituted therefor, which reads in its entirety as follows:
		8.14	SALE OF FIXED PRICE SWAP CONTRACTS.
		(a)	Either (i) NMPC and the IPPs shall have
entered into definitive agreements with respect to the
purchase by Constellation Power Source, Inc. ("CPS") or its
designee of the Fixed Price Swap Contracts on the
Consummation Date, including the form of the Fixed Price
Swap Contracts (such agreements, collectively, the "CPS
Purchase Agreement"), on terms reasonably satisfactory to
NMPC and the IPPs, with a purchase price of $330,000,000 and the Fixed Price Swap Contracts shall have been issued by the
Company to CPS or its designee in accordance with the terms
of the CPS Purchase Agreement and the purchase price
therefor shall have been paid to the IPPs on the
Consummation Date or (ii) the Company shall have increased
the Cash Payment by $330,000,000 (subject to clause (b)
below), in which case no Fixed Price Swap Contracts shall be delivered by the Company to the Escrow Agent and all references to the Fixed Price Swap Contracts in this
Agreement and in Exhibit A hereto shall be deleted and the
section entitled "Fixed Price Swap Contracts" on page 6 of
Exhibit A and Attachments A-10 and A-11 to Exhibit A shall
be deleted in their entirety.
		(b)	Notwithstanding clause (a)(ii) above, the
amount by which the Cash Payment shall be increased pursuant to clause (ii) above shall be reduced by the amount
certified by WP&Co. to the Company as being the net amount
of the value of the Fixed Price Swap Contracts deemed
allocated to any IPP with respect to which the MRA is
terminated in accordance with Section 12.2 hereof on or
after the Conditions Determination Date.
		(c)	If, at any time on or before the second
anniversary of the Consummation Date, NMPC shall consummate any agreement to terminate, materially amend, restate or otherwise restructure (other than as a result of a final judgment in litigation) the Existing PPA of any IPP with respect to which the MRA is terminated pursuant to Section
12.2  and the aggregate fair market value to the terminated
IPP at such time of the amended, restated or restructured contract (if any) plus all other consideration paid to such terminated IPP plus the out of pocket expenses incurred by NMPC in connection therewith (as determined in a good faith reasonable manner by NMPC) (the "Aggregate New Value" for such terminated IPP) is less than the Aggregate Allocation
Amount (as defined below) for such terminated IPP, NMPC shall thereupon pay WP&Co. on behalf of the remaining IPPs, an amount equal to (a) the reduction in the Cash Payment made pursuant to Section 8.14(b) (the "Section 8.14(b)
Reduction") with respect to such terminated IPP times (b) the greater of (i) zero and (ii) one minus (x) the Aggregate
New Value for such terminated IPP divided by the Aggregate
Allocation Amount for such terminated IPP. As used herein, "Aggregate Allocation Amount" for any terminated IPP means
(i) the Section 8.14(b) Reduction for such terminated IPP plus (ii) the fair market value of such terminated IPP's share of the original Allocation (which value shall be determined, in the case of the Company Shares, based on the average closing price of the Company's Common Stock on the New York Stock Exchange on the 20 consecutive trading days ending on (and including) the trading day immediately preceding the Consummation Date).

	20.	CONTRACTS.

		(A)	In the event that all references to the Fixed
Price Swap Contracts are deleted in accordance with clause (ii) of Section 8.14(a) of the MRA, then prior to the Consummation
Date and the effectiveness of the Contracts between the Company and any IPP, the Company and each such IPP shall (i) modify the terms of each Contract to delete all references to the Fixed
Price Swap Contracts, (ii) jointly deliver executed counterparts of such modified Contracts to the Escrow Agent, and (iii) execute and deliver instructions to the Escrow Agent directing the Escrow Agent to replace the relevant Contracts then held by the Escrow
Agent with such modified Contracts.

		(B)	Notwithstanding anything to the contrary contained
in Section 2.8 of the MRA, prior the Consummation Date and the effectiveness of the Restated Contracts, NMPC shall, upon the request of any of Cogen Energy Technology L.P., Fulton
Cogeneration Associates, Indeck-Oswego Limited Partnership,
Indeck-Yerkes Limited Partnership, LG&E Westmoreland Rensselaer,
Onondaga Cogeneration Limited Partnership, Project Orange
Associates, L.P. or Selkirk Cogen Partners, L.P. (each, a
"Continuing IPP"), (i) modify the terms of any of such Continuing
IPP's Restated Contracts for the mutual benefit of NMPC and such Continuing IPP to include therein or modify a demonstrated maximum net capacity provision as detailed in Attachment A hereto or such other demonstrated maximum net capacity provision as shall be mutually agreed upon by NMPC and such Continuing IPP,
(ii) modify the terms of any of such Continuing IPP's Restated
Contracts to include or exclude any other provisions mutually agreed between NMPC and such Continuing IPP, (iii) jointly with such Continuing IPP, deliver executed counterparts of such modified Restated Contracts to the Escrow Agent, and (iv) execute and deliver instructions to the Escrow Agent, jointly with such Continuing IPP, directing the Escrow Agent to replace the relevant Restated Contracts then held by the Escrow Agent with such modified Restated Contracts.

	21.	NO OTHER AMENDMENT. Except as expressly set forth in
this Amendment, none of the rights or obligations of the parties hereto pursuant to the MRA shall be amended, modified, waived, terminated or otherwise affected by this Amendment in any manner whatsoever. Without limiting the generality of the foregoing, the parties hereto agree that except as expressly set forth in the NorCon Agreement (with respect to NorCon only), the Encogen Amendment (with respect to Encogen only), any prior amendment of the MRA, or herein, the Allocation with respect to each IPP shall remain unchanged, and nothing contained herein shall increase or reduce the Allocable Consideration payable to any IPP, nor in any way affect the Additional Cash Payment or, except as expressly set forth herein, the terms of any Termination Agreements, Amended PPAs, Restated Contracts (including any amendments thereto or agreements to amend such Restated Contracts executed prior to the date hereof) or Fixed Price Swap Contracts.

	22.	RATIFICATION.  Each party hereto agrees that (i) the
MRA is in full force and effect and (ii) to the best knowledge of such party, there is no current breach or default on the part of any other party or any other event or condition which, upon notice, the passage of time, or both, would constitute such a breach or default.

	23.	COUNTERPARTS; FACSIMILE.  This Amendment may be
executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Amendment may be delivered with only a facsimile signature, with the same force and effect as if an original signature had been delivered.

	24.	ENTIRE AGREEMENT.  This Amendment constitutes the
entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings, written or oral, between the parties hereto with respect thereto.

  	IN WITNESS WHEREOF, the parties have duly executed this Fourth Amendment of Master Restructuring Agreement, effective as of the day and year first above written.
Niagara Mohawk Power Corporation


      By: /s/ William F. Edwards
	     -------------------------
	     Name: William F. Edwards
	     Title: Senior Vice President


American Ref-Fuel Company of Niagara, L.P.


By:		/s/ Richard Oliver
		------------------
Name:	Richard Oliver
Title:	Vice President - Development


Onondaga Cogeneration Limited Partnership

By:	Geddes Cogeneration Corporation,
	Its General Partner


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President


Project Orange Associates, L.P.

By:	NCP Syracuse, Inc.,
	Its General Partner

By:	NCP Energy, Inc.,
	Its Attorney-in-Fact


By:		/s/ Luis Tellez
		---------------
Name:	Luis Tellez
Title:	Vice President

Fulton Cogeneration Associates, a
  New York limited partnership

By:	ANR Venture Fulton Company,
	Its Managing General Partner


By:
Name:
Title:


Cogen Energy Technology L.P.

By:	Cogen Energy Technology, Inc.,
	Its General Partner


By:		/s/ John E. Guinness
		--------------------
Name:	John E. Guinness
Title:	President


Lyonsdale Energy Limited Partnership, a
  Delaware Limited Partnership

By:	Harbinger Lyonsdale L.L.C.
	Its Managing General Partner


By:		/s/ Patrick E. Molony
		---------------------
Name:	Patrick E. Molony
Title:	Vice President


Encogen Four Partners, L.P.

By: 	EDC Four Inc.,
	Its General Partner


By:		/s/ Melvin E. Wentz
		-------------------
Name:	Melvin E. Wentz
Title:	President

NorCon Power Partners, L.P.

By:	Northern Consolidated Power, Inc.,
	Its General Partner


By:
Name:	J. Douglas Divine
Title:	Vice President - Strategic Planning


Indeck-Ilion Limited Partnership

By:	Indeck Energy Services of Ilion, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Yerkes Limited Partnership

By:	Indeck-Yerkes Energy Services, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Indeck-Olean Limited Partnership

By:	Indeck Energy Services of Olean, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President

Indeck-Oswego Limited Partnership

By:	Indeck Energy Services of Oswego, Inc.,
	Its General Partner


By:		/s/ Thomas M. Campone
		---------------------
Name:	Thomas M. Campone
Title:	President


Black River Limited Partnership

By: 	Jones Black River Services, Inc.,
	Its Managing General Partner


By:		/s/ William A. Garnett
		----------------------
Name:	William A. Garnett
Title:	President


LG&E Westmoreland Rensselaer, a
  California general partnership

By:	LG&E Power 15 Incorporated,
	A General Partner


By:
Name:
Title:


By:	Westmoreland-Rensselaer, L.P.,
	A General Partner

	By:	WEI-Rensselaer, Inc.
		A General Partner

	By:
	Name:
	Title:

Salt City Energy Venture, L.P.

By:	Salt City Energy, LLC,
	Its General Partner


By:		/s/ Edward Barno
		----------------
Name:	Edward Barno
Title:	Member


AG-Energy, L.P.

By:	AG-Energy, Inc.,
	Its General Partner


By:
Name:
Title:


Seneca Power Partners, L.P.

By:	Seneca Power Corporation,
	Its General Partner


By:
Name:
Title:


Sterling Power Partners, L.P.

By:	Sterling Power, Ltd.,
	Its General Partner


By:
Name:
Title:

Power City Partners, L.P.

By:	Power City Generating, Inc.,
	Its General Partner


By:
Name:
Title:


P&N Partners, L.P.

By:	P&N Energy Systems, Inc.,
	Its General Partner


By:
Name:
Title:


Selkirk Cogen Partners, L.P.

By:	JMC Selkirk, Inc.,
	Managing General Partner


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President


East Syracuse Generating Company, L.P.


By:		/s/ George J. Grunbeck
		----------------------
Name:	George J. Grunbeck
Title:	Vice President

Kamine/Besicorp Carthage L.P.

By:	Kamine Carthage Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President

By:	Beta Carthage, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp South Glens Falls L.P.

By:	Kamine South Glens Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		---------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta South Glens Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Natural Dam L.P.

By:	Kamine Natural Dam Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		---------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Natural Dam, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


Kamine/Besicorp Syracuse, L.P.

By:	Kamine Syracuse Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Syracuse, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President

Kamine/Besicorp Beaver Falls, L.P.

By:	Kamine Beaver Falls Cogen Co., Inc.,
	Its General Partner


By:		/s/ Harold N. Kamine
		--------------------
Name:	Harold N. Kamine
Title:	President


By:	Beta Beaver Falls, Inc.,
	Its General Partner


By:		/s/ Michael J. Daley
		--------------------
Name:	Michael J. Daley
Title:	President


United Development Group - Niagara, L.P.

By:	United Development Group - Niagara, Inc.,
	Its General Partner


By:		/s/ W. John Fair
		----------------
Name:	W. John Fair
Title:	President

EXHIBIT 11

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

Computation of the Average Number of Shares of Common Stock Outstanding For the Three Months Ended
March 31, 1998 and 1997
                                                                                    (4)
                                                                             Average Number of
                                                                            Shares Outstanding
                                                                              As Shown on the
                                    (1)            (2)            (3)          Consolidated
                                 Shares of      Number of        Share       Statement of Income
                                  Common          Days           Days       (3 divided by number
                                   Stock       Outstanding      (2 x 1)      of Days in Period)
                                -----------  --------------  --------------  ------------------

                                Three Month's Ended March 31:

January 1 - March 31, 1998      144,419,351   	90 		         12,997,741,590   144,419,351
                                ===========                  ==============   ===========

January 1 - March 31, 1997      144,365,214   	90 		         12,992,869,260

Shares issued -
   Acqusition - Syracuse
   Suburban Gas Company, Inc -
   January 6                         25,405   	85		               2,159,425
                                -----------                	 --------------
                                144,390,619  	               12,995,028,685   144,389,208
                                =========== 	                ==============  ============

Note:	Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.


EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

Statement Showing Computation of Ratio of Earnings to Fixed Charges,
Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months
Ended March 31, 1998
(in thousands of dollars)

A.  Net Income                                          $  (22,824)

B.  Taxes Based on Income or Profits                        44,187
                                                       -----------
C.  Earnings, Before Income Taxes                           21,363

D.  Fixed Charges (a)                                      304,670
                                                       -----------
E.  Earnings Before Income Taxes and Fixed Charges         326,033

F.  Allowance for Funds Used During Construction (AFC)      12,844
                                                        -----------
G.  Earnings Before Income Taxes and Fixed Charges
    without AFC                                         $  313,189
                                                        ===========

    Preferred Dividend Factor:

H.  Preferred Dividend Requirements                     $   37,221

I.  Ratio of Pre-tax Income to Net Income (C / A)        (NEGATIVE)
                                                        -----------
J.  Preferred Dividend Factor (H x I)                   $   37,221

K.  Fixed Charges as Above (D)                             304,670
                                                        -----------

L.  Fixed Charges and Preferred Dividends Combined      $  341,891
                                                        ===========

M.  Ratio of Earnings to Fixed Charges (E / D)                1.07
                                                        ===========
N.  Ratio of Earnings to Fixed Charges
    without AFC (G / D)                                       1.03
                                                        ===========
O.  Ratio of Earnings to Fixed Charges and
    Preferred Dividends Combined (E / L)                      0.95
                                                        ===========


(a) Includes a portion of rentals deemed representative of the interest factor ($26,345).

EXHIBIT 15


May 14, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated May 14, 1998 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration
Statements on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) in the
Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827, 33-55546 and 333-49541) and in
the Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769). We are also aware of our responsibilities under the Securities Act of 1933.



Yours very truly,

/s/ Price Waterhouse LLP