Form 10-K/A
period 1997-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-05-29
CIK 71932

FORM 10-K/A
-----------

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

INFORMATION REQUIRED IN FORM 10-K/A

Item Number
-----------

Glossary of Terms

PART II
-------

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

CTC               Competitive Transition Charges

DEC               New York State Department of Environmental
                  Conservation

DOE               U. S. Department of Energy

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA Earnings before Interest Charges, Interest Income, Income Taxes, Depreciation and Amortization, Amortization of Nuclear Fuel, Allowance for Funds Used During Construction, MRA Regulatory Asset amortization, non-cash regulatory deferrals and other amortizations and extraordinary items (a non-GAAP measure of cash flow)

FAC Fuel Adjustment Clause: a clause in a rate schedule that provides for an adjustment to the customer's bill if the cost of fuel varies from a specified unit cost

FASB              Financial Accounting Standards Board

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

KW                Kilowatt: one thousand watts

KWh                Kilowatt-hour: a unit of electrical energy equal
                  to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MERIT             Measured Equity Return Incentive Term

MRA Master Restructuring Agreement - an agreement to terminate, restate or amend IPP Party power purchase agreements

MRA                Recoverable costs to terminate, restate or amend
regulatory        IPP Party contracts, which are deferred
asset             and amortized under PowerChoice

MW                Megawatt: one million watts

MWh               Megawatt-hour: one thousand kilowatt-hours

NRC               U. S. Nuclear Regulatory Commission

NYPA              New York Power Authority

NYPP              New York Power Pool

NYPP Member       Eight Member Systems are: the seven New York
Systems           State investor-owned electric utilities and NYPA

NYSERDA           New York State Energy Research and Development
                  Authority

PowerChoice       Company's five-year electric rate agreement,
agreement         which incorporates the MRA, approved in February
                  1998

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

ROE               Return on Common Stock Equity

SFAS              Statement of Financial Accounting Standards No.
No. 71            71 "Accounting for the Effects of Certain
                  Types of Regulation"

SFAS              Statement of Financial Accounting Standards No.
No. 101           101 "Regulated Enterprises - Accounting for the
                  Discontinuance of Application of FASB Statement
                  No. 71"

SFAS              Statement of Financial Accounting Standards No.
No. 106           106 "Employers' Accounting for Postretirement
                  Benefits Other Than Pensions"

SFAS              Statement of Financial Accounting Standards No.
No. 109           109 "Accounting for Income Taxes"

SFAS              Statement of Financial Accounting Standards No.
No. 121           121 "Accounting for the Impairment of Long-Lived
                  Assets and for Long-Lived Assets to Be Disposed
                  Of"

SFAS              Statement of Financial Accounting Standards No.
No. 130           130 "Reporting Comprehensive Income"

SFAS              Statement of Financial Accounting Standards No.
No. 131           131 "Disclosures about Segments of an Enterprise
                  and Related Information"

SFAS              Statement of Financial Accounting Standards No.
No. 132           132 "Employers' Disclosure about Pensions and
                  Other Postretirement Benefits"

stranded          Utility costs that may become unrecoverable due
costs             to a change in the regulatory environment

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


                              1997         1996*        1995         1994         1993
------------------------------------------------------------------------------------------
Operations: (000's)

Operating revenues        $ 3,966,404   $ 3,990,653  $ 3,917,338  $ 4,152,178  $ 3,933,431

Net income                    183,335       110,390      248,036      176,984      271,831
------------------------------------------------------------------------------------------
Common stock data:

Book value per share
   at year end                 $18.89        $17.91       $17.42       $17.06       $17.25

Market price at
   year end                    10 1/2         9 7/8        9 1/2       14 1/4       20 1/4

Ratio of market price to
   book value at year end       55.6%         55.1%        54.5%       83.5%        117.4%

Dividend yield at year end       -             -           11.8%        7.9%          4.9%



Basic and diluted earnings
   per average common
   share                         $1.01        $ .50        $1.44       $1.00         $1.71

Rate of return on common
   equity                        5.5%          2.8%         8.4%        5.8%         10.2%

Dividends paid per
   common share                  -              -          $1.12       $1.09         $ .95

Dividend payout ratio            -              -          77.8%      109.0%         55.6%

------------------------------------------------------------------------------------------
Capitalization: (000's)

Common equity            $ 2,727,527    $ 2,585,572  $ 2,513,952  $ 2,462,398  $ 2,456,465

Non-redeemable
   preferred stock           440,000        440,000      440,000      440,000      290,000

Mandatorily redeemable
   preferred stock            76,610         86,730       96,850      106,000      123,200

Long-term debt             3,417,381      3,477,879    3,582,414    3,297,874    3,258,612
------------------------------------------------------------------------------------------

   TOTAL                   6,661,518      6,590,181    6,633,216    6,306,272    6,128,277

Long-term debt maturing
   within one year            67,095         48,084       65,064       77,971      216,185
------------------------------------------------------------------------------------------

   TOTAL                 $ 6,728,613    $ 6,638,265  $ 6,698,280  $ 6,384,243  $ 6,344,462
------------------------------------------------------------------------------------------

Capitalization ratios: (including long-term debt maturing within one year)

Common stock equity            40.5%          39.0%        37.5%        38.6%        38.7%

Preferred stock                  7.7           7.9          8.0          8.5          6.5

Long-term debt                  51.8          53.1         54.5         52.9         54.8
------------------------------------------------------------------------------------------

Financial ratios:

Ratio of earnings to
   fixed charges                2.02          1.57         2.29         1.91         2.31

Ratio of earnings to
   fixed charges and
   preferred stock
   dividends                    1.67          1.31         1.90         1.63         2.00

Other ratios - % of
   operating revenues:

    Fuel, electricity purchased
    and gas purchased          44.4%         43.5%        40.3%        39.6%        36.1%

    Other operation and
    maintenance expenses       21.1          23.3         20.9         23.1         26.9

    Depreciation and
    amortization                8.6           8.3          8.1          7.4          7.0

    Federal and foreign
    income taxes, and
    other taxes                15.1          13.6         17.3         14.7         16.2




    Operating income           14.1          13.1         17.5         13.3         17.5

    Balance available for
    common stock                3.7           1.8          5.3          3.5          6.1
------------------------------------------------------------------------------------------
Miscellaneous: (000's)

Gross additions to
   utility plant          $   290,757   $   352,049  $   345,804  $   490,124  $   519,612

Total utility plant        11,075,874    10,839,341   10,649,301   10,485,339   10,108,529

Accumulated depreciation
   and amortization         4,207,830     3,881,726    3,641,448    3,449,696    3,231,237

Total assets                9,584,141     9,427,635    9,477,869    9,649,816    9,471,327
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

- In February 1998, the PSC approved the PowerChoice settlement agreement, which incorporates the terms of the MRA. Under PowerChoice, a regulatory asset will be established for the costs of the MRA and it will be amortized over a period generally not to exceed ten years. The Company's rates under PowerChoice are designed to permit recovery of the MRA regulatory asset. In approving PowerChoice, the PSC limited the estimated value of the MRA regulatory asset that can be recovered to approximately $4,000 million, which is expected to result in a charge to the second quarter of 1998 earnings of $190.0 million or 85 cents per share upon the closing of the MRA.
      The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

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

      Under the PowerChoice agreement, an MRA regulatory asset, aggregating approximately $4,000 million, will be established. In this way, the costs of the MRA would be deferred and amortized over a period generally not to exceed ten years. The Company's rates under PowerChoice are designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

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

     As described under "Master Restructuring Agreement and the PowerChoice Agreement," the PSC in its written order issued March 20, 1998 limited the estimated value of the MRA regulatory asset that can be recovered from customers to approximately $4,000 million. The ultimate amount of the regulatory asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA regulatory asset is expected to be recorded as a charge to expense in the second quarter of 1998 upon the closing of the MRA. The charge to expense will be determined as the difference between $8 per share and the Company's closing common stock price on the date the MRA closes, multiplied by 42.9 million shares. Using the Company's common stock price on March 26, 1998 of 12 7/16 per share, the charge to expense would be approximately $190 million (85 cents per share).

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

      In addition, EITF 97-4 does not require the Company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. In the event the MRA and PowerChoice are implemented, the Company believes that the regulated cash flows to be derived from prices it would charge for electric service over 10 years, including the CTC, assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and the Company's ability to pay common and preferred dividends. The PowerChoice agreement while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

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

      With the implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, the Company would be able to recover such loss through the CTC. The PowerChoice agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets.
The Company believe that it will be permitted to record a regulatory asset for any such loss in accordance with EITF 97-4. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at December 31, 1997.

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

RESULTS OF OPERATIONS

      Earnings for 1997 were $145.9 million, or $1.01 per share, as compared to $72.1 million, or 50 cents per share, in 1996 and $208.4 million, or $1.44 per share, in 1995. In comparing year-to-year results, earnings in 1996 reflect certain significant events that were not repeated in 1997. Earnings in 1996 were reduced by an after-tax write-off of $67.4 million, or 47 cents per share, associated with the discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Largely as a result of the Company's 1996 assessment of the increased risk of collecting significantly higher levels of past-due customer bills, bad debt expense in 1996 was higher than in 1997 by $81.1 million, reducing earnings in 1996, compared to 1997, by 37 cents per share. However, earnings in 1996 were aided by a $15 million after-tax gain on the sale of a 50 percent interest in CNP which added 10 cents per share to 1996 earnings. Industrial customer discounts not recovered in rates in 1997 exceeded 1996 levels by $25.2 million, reducing 1997 earnings by 11 cents per share (see Other Company Efforts to Address Competitive Challenges - "Customer Discounts.") In addition, a decline in higher-margin residential sales also adversely impacted 1997 earnings. The lower-margin industrial-special sales (sales by the Company on behalf of NYPA) and industrial sales increased. As a result, total public sales were essentially the same as sales in 1996.

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

      The Company's 1997 earned ROE was 5.5% as compared to 2.8% (5.4% before extraordinary loss) in 1996 and 8.4% in 1995. The Company's ROE authorized in the 1995 or last rate setting process is 11.0% for the electric business and 11.4% for the gas business. Factors contributing to earnings below authorized levels in 1997 included, among other things, sales below those forecasted in determining rates, contractual increases in capacity payments to IPPs and increasing discounts to customers. As discussed under "Master Restructuring Agreement and the PowerChoice Agreement" and "Accounting Implications of the PowerChoice Agreement and Master Restructuring Agreement," the Company forecasts that earnings for the five-year term of the PowerChoice agreement will be substantially depressed. The level of earnings for 1998 will also be impacted, in part, by the date of implementation of PowerChoice, the PowerChoice charge of $190 million expected to be taken in the second quarter of 1998 and may also be negatively impacted by the financial effects of the January 1998 ice storm (see Item 8. Financial Statements and Supplementary Data - "Note 13. Subsequent Event").

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

      OTHER INCOME decreased by $10.9 million in 1997 and increased by $32.9 million in 1996. Despite higher interest income ($12.0 million) related to increasing cash balances, "other income" was lower in 1997, since 1996 reflected a gain on the sale of a 50% interest in CNP ($15.0 million). The 1996 increase also reflected higher interest income ($10.9 million) as a result of an increase in temporary cash investments. In addition, "other income" was higher in 1996 since there were customer service penalties and certain other items written off because they were disallowed in rates in 1995.

      FEDERAL AND FOREIGN INCOME TAXES increased by $24.1 million in 1997 primarily due to an increase in pre-tax income and decreased by $56.9 million in 1996 primarily due to a decrease in pre-tax income. Other taxes decreased by $4.4 million in 1997 and decreased by $41.6 million in 1996. The 1997 decrease was primarily due to lower payroll taxes ($2.3 million) and lower sales taxes ($0.7 million). The 1996 decrease was primarily as a result of lower real estate taxes ($15.4 million), lower GRTs ($6.1 million) primarily due to a reduction in the GRT surcharge during 1996, lower New York State excess dividend tax accrual due to a suspension of the common stock dividend ($4.6 million) and year-to-year differences in the accounting for regulatory deferrals ($15.2 million) associated primarily with a settlement of tax issues with respect to the Company's Dunkirk facility.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL POSITION. The Company's capital structure at December 31, 1997 was 51.8% long-term debt, 7.7% preferred stock and 40.5% common equity, as compared to 53.1%, 7.9% and 39.0% respectively, at December 31, 1996. The culmination of the termination, restatement or amendment of IPP contracts will significantly increase the leverage of the Company to nearly 65% at the time of closing. Through the anticipated increased operating cash flow resulting from the MRA and PowerChoice agreement, the planned rapid repayment of debt should deleverage the Company over time. Book value of the common stock was $18.89 per share at December 31, 1997, as compared to $17.91 per share at December 31, 1996. With the issuance of equity at below book value to the IPP Parties as part of the MRA, book value per share will be diluted. In addition, earnings per share will be diluted by the effect of the issuance to the IPP Parties of approximately 42.9 million shares of the Company's common stock.

      The Company's EBITDA for 1997 was approximately $962 million, and upon implementation of the MRA and PowerChoice is expected to increase to approximately $1,200 million to $1,300 million per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service which would increase significantly upon consummation of the MRA. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

      The 1997 ratio of earnings to fixed charges was 2.02 times. The ratios of earnings to fixed charges for 1996 and 1995 were 1.57 times and 2.29 times, respectively. The change in the ratio was primarily due to changes in earnings during the period. Assuming the MRA is implemented, the ratio of earnings to fixed charges will substantially decrease in the future, since the MRA and PowerChoice agreement will have the effect of substantially depressing earnings during its five-year term, while at the same time substantially improving operating cash flows. The primary objective of the MRA is to convert a large and growing off-balance sheet payment obligation that threatens the financial viability of the Company into a fixed and manageable capital obligation.

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

As discussed in Note 15 to the accompanying financial statements, the Company has restated its 1997 financial statements to eliminate the $190 million charge related to the limitation on the recoverability of the regulatory asset described in Note 2.

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


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Syracuse, New York
March 26, 1998, except Note 2 (third paragraph) and Note 15, as to which the date is May 29, 1998

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   In thousands of dollars
 For the year ended
    December 31,               1997          1996          1995
-----------------------------------------------------------------
Operating revenues:
Electric                    $3,309,441    $3,308,979   $3,335,548

Gas                            656,963       681,674      581,790
-----------------------------------------------------------------
                             3,966,404     3,990,653    3,917,338
-----------------------------------------------------------------
Operating expenses:

Fuel for electric
generation                     179,455       181,486      165,929

Electricity purchased        1,236,108     1,182,892    1,137,937

Gas purchased                  345,610       370,040      276,232

Other operation and
maintenance expenses           835,282       928,224      817,897

Depreciation and
amortization (Note 1)          339,641       329,827      317,831

Other taxes                    471,469       475,846      517,478
-----------------------------------------------------------------
                             3,407,565     3,468,315    3,233,304
-----------------------------------------------------------------

Operating income               558,839       522,338      684,034
-----------------------------------------------------------------

Other income (Note 1)           24,997        35,943        3,069
-----------------------------------------------------------------
Income before interest
charges                        583,836       558,281      687,103
-----------------------------------------------------------------
Interest charges (Note 1)      273,906       278,033      279,674
-----------------------------------------------------------------
Income before federal and
foreign income taxes           309,930       280,248      407,429

Federal and foreign income
taxes (Note 7)                 126,595       102,494      159,393
-----------------------------------------------------------------
Income before extraordinary
item                           183,335       177,754      248,036

Extraordinary item for the
discontinuance of regulatory
accounting principles, net of
income taxes of $36,273 in
1996 (Note 2)                     -          (67,364)        -
-----------------------------------------------------------------
Net income (Note 15)           183,335       110,390      248,036

Dividends on preferred stock    37,397        38,281       39,596
-----------------------------------------------------------------
Balance available for
common stock                   145,938        72,109      208,440

Dividends on common stock         -             -         161,650
-----------------------------------------------------------------
                               145,938        72,109       46,790
Retained earnings at
beginning of year              657,482       585,373      538,583
-----------------------------------------------------------------
Retained earnings at
end of year                 $  803,420    $  657,482   $  585,373
=================================================================

Average number of shares
of common stock outstanding
(in thousands)                 144,404       144,350      144,329

Basic and diluted earnings
per average share of common
stock before extraordinary
item                        $     1.01    $     0.97   $     1.44

Extraordinary item          $     -       $    (0.47)  $     -
-----------------------------------------------------------------
Basic and diluted earnings
per average share of
common stock                $     1.01    $     0.50   $     1.44

Dividends on common stock
paid per share              $     -       $     -      $     1.12
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
---------------------------------------------------------
CAPITALIZATION AND LIABILITIES

Capitalization (Note 5):

Common stockholders' equity:
  Common stock, issued
  144,419,351 and 144,365,214
  shares, respectively       $   144,419      $   144,365

  Capital stock premium
  and expense                  1,779,688        1,783,725

  Retained earnings              803,420          657,482
---------------------------------------------------------
                               2,727,527        2,585,572

Non-redeemable preferred stock   440,000          440,000

Mandatorily redeemable
preferred stock                   76,610           86,730

Long-term debt                 3,417,381        3,477,879
---------------------------------------------------------
   Total capitalization        6,661,518        6,590,181
---------------------------------------------------------

Current liabilities:

Long-term debt due within
one year (Note 5)                 67,095           48,084

Sinking fund requirements on
redeemable preferred stock
(Note 5)                          10,120            8,870

Accounts payable                 263,095          271,830

Payable on outstanding bank
checks                            23,720           32,008

Customers' deposits               18,372           15,505

Accrued taxes                      9,005            4,216

Accrued interest                  62,643           63,252

Accrued vacation pay              36,532           36,436

Other                             64,756           52,455
---------------------------------------------------------
                                 555,338          532,656
---------------------------------------------------------

Regulatory liabilities (Note 2):

Deferred finance charges         239,880          239,880
---------------------------------------------------------
Other liabilities:

Accumulated deferred income
taxes (Notes 1 and 7)          1,387,032        1,357,518

Employee pension and other
benefits (Note 8)                240,211          238,688

Deferred pension settlement
gain                              12,438           19,269

Unbilled revenues (Note 1)        43,281           49,881

Other                            224,443          174,562
---------------------------------------------------------
                               1,907,405        1,839,918
---------------------------------------------------------
Commitments and contingencies (Notes 2 and 9):

Liability for environmental
restoration                      220,000          225,000
---------------------------------------------------------
                              $9,584,141       $9,427,635
=========================================================

The accompanying notes are an integral part of these financial statements


(CAPTION>

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

  INCREASE (DECREASE) IN CASH
                                      In thousands of dollars

 For the year ended December 31,   1997        1996        1995
-----------------------------------------------------------------
Cash flows from operating activities:

  Net income                    $ 183,335   $ 110,390  $ 248,036
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
  Extraordinary item for the
   discontinuance of regulatory
   accounting principles, net of
   income taxes                      -         67,364       -
  Depreciation and amortization   339,641     329,827    317,831
  Electric margin recoverable        -           -        58,588
  Amortization of nuclear fuel     25,241      38,077     34,295
  Provision for deferred income
   taxes                           46,994      (6,870)   114,917
  Gain on sale of subsidiary         -        (15,025)   (11,257)
  Unbilled revenues                (6,600)     21,471    (71,258)
  Net accounts receivable        (118,939)    121,198     56,748
  Materials and supplies           (1,306)      2,265     13,663
  Accounts payable and accrued
   expenses                       (11,175)      8,224    (47,048)
  Accrued interest and taxes        4,180     (11,750)   (35,440)
  Changes in other assets and
   liabilities                     76,204      35,231     20,930
-----------------------------------------------------------------
     Net cash provided by
      operating activities        537,575     700,402    700,005
-----------------------------------------------------------------

Cash flows from investing activities:

  Construction additions         (286,389)   (296,689)  (332,443)
  Nuclear fuel                     (4,368)    (55,360)   (13,361)
  Less:  Allowance for other
   funds used during construction   5,310       3,665      1,063
-----------------------------------------------------------------
  Acquisition of utility plant   (285,447)   (348,384)  (344,741)
  Decrease in materials and
  Materials and supplies related
   ton construction                 1,042       8,362      3,346
  Accounts payable and accrued
   expenses related to
   construction                    (2,794)      2,056     (7,112)
  Other investments              (115,533)        541   (115,818)
  Proceeds from sale of sub-
   sidiary (net of cash sold)        -         14,600    161,087
  Other                             8,761      (8,786)    26,234
-----------------------------------------------------------------
    Net cash used in investing
     activities                  (393,971)   (331,611)  (277,004)
-----------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from long-term debt       -         105,000   346,000
  Redemption of preferred stock    (8,870)     (10,400)  (10,950)
  Reductions of long-term debt    (44,600)    (244,341)  (73,415)
  Net change in short-term debt      -            -     (416,750)
  Dividends paid                  (37,397)     (38,281) (201,246)
  Other                                97       (8,846)   (7,495)
-----------------------------------------------------------------
    Net cash used in financing
     activities                   (90,770)    (196,868) (363,856)
-----------------------------------------------------------------
Net increase in cash               52,834      171,923    59,145

Cash at beginning of year         325,398      153,475    94,330
-----------------------------------------------------------------
Cash at end of year             $ 378,232    $ 325,398 $ 153,475
=================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

    Interest                    $ 279,957    $ 286,497 $ 290,352
    Income taxes                $  82,331    $  95,632 $  47,378
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

      The PSC in its written order issued March 20, 1998 approving PowerChoice, determined to limit the estimated value of the MRA regulatory asset that can be recovered from customers to approximately $4,000 million. The ultimate amount of the regulatory asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC in determining the recoverable amount of such asset, valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA regulatory asset is expected to be recorded as a charge to expense in the second quarter of 1998 upon the closing of the MRA. The charge to expense will be determined as the difference between $8 per share and the Company's closing common stock price on the date the MRA closes, multiplied by 42.9 million shares. Using the Company's common stock price on March 26, 1998 of $12 7/16 per share, the charge to expense would be approximately $190 million (85 cents per share).

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

      In addition, EITF 97-4 does not require the Company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. In the event the MRA and PowerChoice are implemented, the Company believes that the regulated cash flows to be derived from prices it will charge for electric service over 10 years, including the CTC, assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and the Company's ability to pay dividends. The PowerChoice agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

      With the implementation of PowerChoice, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of its fossil and hydro generating assets. To the extent the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, the Company would be able to recover such loss through the CTC. The PowerChoice agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company believes that it will be permitted to record a regulatory asset for any such loss in accordance with EITF 97-4. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at December 31, 1997.

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

NOTE 7.  FEDERAL AND FOREIGN INCOME TAXES
-----------------------------------------

      See Note 9 - "Tax Assessments."

      Components of United States and foreign income before income taxes:

                                  In thousands of dollars

                              1997         1996         1995
---------------------------------------------------------------
United States               $315,027     $269,128     $400,087
Foreign                       (1,621)      28,522       17,609
Consolidating eliminations    (3,476)     (17,402)     (10,267)
---------------------------------------------------------------
Income before extraordinary
 item and income taxes      $309,930     $280,248     $407,429
===============================================================

/TABLE

      Following is a summary of the components of Federal and foreign income tax and a reconciliation between the amount of Federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                                  In thousands of dollars

                              1997        1996*         1995
--------------------------------------------------------------
Components of Federal and foreign income taxes:

Current tax expense:
 Federal                    $ 77,565     $ 96,011     $ 67,366
 Foreign                        -           3,708        3,900
---------------------------------------------------------------
                              77,565       99,719       71,266
---------------------------------------------------------------
Deferred tax expense:
 Federal                      47,836          382       84,002
 Foreign                       1,194        2,393        4,125
---------------------------------------------------------------
                              49,030        2,775       88,127
---------------------------------------------------------------
  Total                     $126,595     $102,494     $159,393
===============================================================

Reconciliation between Federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

Computed tax                $108,475     $ 98,087     $142,601
---------------------------------------------------------------
Increase (reduction) attributable to flow-through of certain tax adjustments:

Depreciation                  36,411       28,103       31,033
Cost of removal               (8,168)      (8,849)      (9,247)
Deferred investment tax
 credit amortization          (7,454)      (8,018)      (8,589)
Other                         (2,669)      (6,829)       3,595
---------------------------------------------------------------
                              18,120        4,407       16,792
---------------------------------------------------------------
Federal and foreign
 income taxes               $126,595     $102,494     $159,393
===============================================================

* Does not include the deferred tax benefit of $36,273 in 1996 associated with the extraordinary item for the discontinuance of regulatory accounting principles.



      At December 31, the deferred tax liabilities (assets) were comprised of the following:

                               In thousands of dollars

                                  1997         1996
                                  ----         ----
Alternative minimum tax          (17,448)     (64,313)
Unbilled revenue                 (88,859)     (83,577)
Other                           (247,438)    (237,850)
                               ----------   ----------
  Total deferred tax assets     (353,745)    (385,740)
                               ----------   ----------
Depreciation related           1,358,827    1,421,550
Investment tax credit related     79,858       84,294
Other                            302,092      237,414
                               ----------   ----------
  Total deferred tax
   liabilities                 1,740,777    1,743,258
                               ----------   ----------
Accumulated deferred income
  taxes                       $1,387,032   $1,357,518
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

                                   In thousands of dollars
                                   -----------------------
                              1997          1996           1995
                              ----          ----           ----
Operating revenues:
  Electric                 $3,309,441    $3,308,979    $3,335,548
  Gas                         656,963       681,674       581,790
-----------------------------------------------------------------
     Total                 $3,966,404    $3,990,653    $3,917,338
=================================================================
Operating income:
  Electric                 $  462,240    $  438,590    $  587,282
  Gas                          96,599        83,748        96,752
-----------------------------------------------------------------
     Total                 $  558,839    $  522,338    $  684,034
=================================================================
Federal and foreign income taxes:
  Electric                     96,590        79,574       133,246
  Gas                          30,005        22,920        26,147
-----------------------------------------------------------------
     Total                    126,595       102,494       159,393
=================================================================
Income before
  extraordinary item       $  183,335    $  177,754    $  248,036
=================================================================
Depreciation and amortization:
  Electric                 $  311,683    $  302,825    $  292,995
  Gas                          27,958        27,002        24,836
-----------------------------------------------------------------
     Total                 $  339,641    $  329,827    $  317,831
=================================================================
Construction expenditures (including nuclear fuel):
  Electric                 $  221,915    $  277,505    $  285,722
  Gas                          68,842        74,544        60,082
-----------------------------------------------------------------
     Total                 $  290,757    $  352,049    $  345,804
=================================================================


Identifiable assets:
  Electric                 $7,257,163    $7,372,370    $7,592,287
  Gas                       1,185,001     1,203,184     1,123,045
-----------------------------------------------------------------
    Total                   8,442,164     8,575,554     8,715,332
Corporate assets            1,141,977       852,081       762,537
-----------------------------------------------------------------
    Total assets           $9,584,141    $9,427,635    $9,477,869
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

                        In thousands of dollars
                        -----------------------
                                                       BASIC AND
                                 BASIC AND              DILUTED
                                  DILUTED     NET      EARNINGS
                    OPERATING    OPERATING   INCOME   (LOSS) PER
   QUARTER ENDED     REVENUES      INCOME     (LOSS)  COMMON SHARE
----------------------------------------------------------------
 December 31, 1997   $  960,304  $ 86,024   $   7,881   $ (.01)
              1996      971,106   117,832     (25,808)    (.24)
              1995      966,478   132,228      27,874      .13
----------------------------------------------------------------
September 30, 1997   $  896,570  $110,174    $ 31,683    $ .15
              1996      895,713    47,119     (12,916)    (.16)
              1995      887,231   142,732      46,941      .26
----------------------------------------------------------------
     June 30, 1997   $  945,698  $130,704    $ 40,749    $ .22
              1996      960,771   142,755      52,992      .30
              1995      938,816   152,297      54,485      .31
----------------------------------------------------------------
    March 31, 1997   $1,163,832  $231,937    $103,022    $ .65
              1996    1,163,063   214,632      96,122      .60
              1995    1,124,813   256,777     118,736      .75
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


NOTE 15.  ADJUSTMENT OF 1997 FINANCIAL STATEMENTS

     On May 29, 1998, after discussion with the Staff of the Securities and Exchange Commission, the Company determined that the $190 million limitation on the recoverability of the MRA regulatory asset, as discussed in Note 2 - "Rate and Regulatory Issues and Contingencies," should be charged to expense in the quarter in which the MRA closes. Accordingly, the 1997 financial statements, as presented herein, have been restated to eliminate this charge and the Company expects that the second quarter 1998 financial statements will reflect such $190 million charge.

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
DIVIDENDS

                                               Year Ended December 31,
                              ------------------------------------------------------------
                                1997         1996         1995         1994        1993
                                ----         ----         ----         ----        ----
A. Net Income per Statements
   of Income                    $183,335     $110,390     $248,036     $176,984   $271,831

B. Taxes Based on Income or
   Profits                       126,595       66,221      159,393      111,469    147,075
                                --------     --------     --------     --------   --------

C. Earnings, Before Income
   Taxes                         309,930      176,611      407,429      288,453    418,906

D. Fixed Charges (a)             304,451      308,323      314,973      315,274    319,197
                                --------     --------     --------     --------   --------
E. Earnings Before Income
   Taxes and Fixed Charges       614,381      484,934      722,402      603,727    738,103

F. Allowance for Funds Used
   During Construction             9,706        7,355        9,050        9,079     16,232
                                --------     --------     --------      -------    -------

G. Earnings Before Income
   Taxes and Fixed Charges
   without AFC                  $604,675     $477,579     $713,352     $594,648   $721,871
                                ========     ========     ========     ========   ========

   Preferred Dividend Factor:

H. Preferred Dividend
   Requirements                 $ 37,397     $ 38,281     $ 39,596     $ 33,673   $ 31,857
                                --------     --------     --------     ---------  --------
I. Ratio of Pre-Tax Income
   to Net Income (C / A)            1.69         1.60         1.64         1.63       1.54
                                --------     ---------    ---------    --------- ---------
J. Preferred Dividend Factor
   (H x I)                      $ 63,201      $ 61,250     $ 64,937     $ 54,887  $ 49,060

K. Fixed Charges as above (D)    304,451       308,323      314,973      315,274   319,197
                                --------      --------     --------     --------  --------
L. Fixed Charges and Preferred
   Dividends Combined           $367,652      $369,573     $379,910     $370,161  $368,257
                                ========      ========     ========     ========  ========

M. Ratio of Earnings to
   Fixed Charges (E / D)            2.02          1.57         2.29         1.91      2.31
                                --------      --------     --------     --------  --------

N. Ratio of Earnings to Fixed
   Charges without AFC (G / D)      1.99          1.55         2.26         1.89      2.26
                                --------      --------     --------      -------- --------

O. Ratio of Earnings to Fixed
   Charges and Preferred
   Dividends Combined (E / L)       1.67          1.31         1.90         1.63      2.00
                                --------       -------     --------     --------  --------

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

EXHIBIT 23
----------

CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546 and 333-49541) and in the
Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769) of Niagara Mohawk Power Corporation of our report dated March 26, 1998, except Note 2 (third paragraph) and Note 15, as to which the date is May 29, 1998 appearing in the Company's Form 10-K/A dated May 29, 1998. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in the Form 10-K.



/s/ Price Waterhouse LLP

Syracuse, New York
May 29, 1998

SIGNATURES
----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
(Registrant)



Date:  May 29, 1998               By /s/ Steven W. Tasker
                                       --------------------
                                       Steven W. Tasker
                                       Vice President-Controller
                                       and Principal Accounting
                                       Officer