Form 10-K/A
period 1997-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-05-29
CIK 71932

FORM 10-K/A, AMENDMENT NO. 2
----------------------------

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


NOTE 15.  ADJUSTMENT OF 1997 FINANCIAL STATEMENTS

     On May 29, 1998, after discussion with the Staff of the Securities and Exchange Commission, the Company determined that the $190 million limitation on the recoverability of the MRA regulatory asset, as discussed in Note 2 - "Rate and Regulatory Issues and Contingencies," should be charged to expense in the quarter in which the MRA closes. Accordingly, the 1997 financial statements, as presented herein, have been restated to eliminate the $190 million charge (85 cents per share) and the Company expects that the second quarter 1998 financial statements will reflect such $190 million charge.

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

EXHIBIT 23
----------

CONSENT OF INDEPENDENT ACCOUNTANTS
----------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (Nos. 33-50703, 33-51073, 33-54827 and 33-55546 and 333-49541) and in the
Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769) of Niagara Mohawk Power Corporation of our report dated March 26, 1998, except Note 2 (third paragraph) and Note 15, as to which the date is May 29, 1998 appearing in the Company's Form 10-K/A, Amendment No. 2, dated May 29, 1998. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears in the Form 10-K.



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