Form 10-Q/A
period 1998-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-05-29
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

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

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                FORM 10-Q/A - For the Quarter Ended March 31, 1998

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


     PART  II.    OTHER  INFORMATION
     -------------------------------

Item 6. Exhibits and Reports on Form 8-K

Signature

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
---------------------------------------------------------
GLOSSARY OF TERMS
-----------------

TERM          DEFINITION
----          ----------

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA Earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items.

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

IPP Independent Power Producer: any person that owns or operates, in whole or part, one or more Independent Power Facilities

IPP Party     Independent Power Producers that are a party to the MRA

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from and electric circuit steadily for one hour

MRA Master Restructuring Agreement - an agreement to terminate, restate or amend IPP Party power purchase agreements, including amendments thereto

MRA           Recoverable costs to terminate, restate or amend IPP Party
Regulatory    contracts, which will be deferred and amortized under
Asset         POWERCHOICE

POWERCHOICE   Company's five-year electric rate agreement, which incorporates
agreement     the MRA, approved by the PSC in an order dated March 20, 1998

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

Unit 2        Nine Mile Point Nuclear Station Unit No. 2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     FINANCIAL STATEMENTS

           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                   Three Months Ended March 31,
                                                                         1998         1997
                                                                         ----         ----
                                                                    (In thousands of dollars)

OPERATING REVENUES:
  Electric. . . . . . . . . . . . . . . . . . . . . . . . . .         $  863,169  $  877,369
  Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . .            235,235     286,463
                                                                      ----------  ----------
                                                                       1,098,404   1,163,832
                                                                      ----------  ----------

OPERATING EXPENSES:
  Fuel for electric generation. . . . . . . . . . . . . . . .             47,198      37,465
  Electricity purchased . . . . . . . . . . . . . . . . . . .            324,350     328,803
  Gas purchased . . . . . . . . . . . . . . . . . . . . . . .            115,452     148,631
  Other operation and maintenance expenses. . . . . . . . . .            262,362     206,665
  Depreciation and amortization . . . . . . . . . . . . . . .             87,950      84,222
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . .            126,795     126,109
                                                                      ----------  ----------
                                                                         964,107     931,895
                                                                      ----------  ----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .            134,297     231,937

Other income. . . . . . . . . . . . . . . . . . . . . . . . .              4,225       7,100
                                                                      ----------  ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . . . . . . . . . .            138,522     239,037

Interest charges. . . . . . . . . . . . . . . . . . . . . . .             65,590      67,538
                                                                      ----------  ----------
INCOME BEFORE FEDERAL AND FOREIGN INCOME TAXES. . . . . . . .             72,932     171,499

Federal and foreign income taxes. . . . . . . . . . . . . . .             52,569      68,477
                                                                      ----------  ----------
NET INCOME (Note 1) . . . . . . . . . . . . . . . . . . . . .             20,363     103,022

Dividends on preferred stock. . . . . . . . . . . . . . . . .              9,223       9,399
                                                                      ----------  ----------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . . . . . . . . . .         $   11,140  $   93,623
                                                                      ==========  ==========

Average number of shares of common stock outstanding
(in thousands). . . . . . . . . . . . . . . . . . . . . . . .            144,419     144,389

BASIC AND DILUTED EARNINGS PER AVERAGE SHARE OF COMMON STOCK.         $     0.08  $     0.65


    The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,
                                                        1998     December 31,
                                                     (UNAUDITED)     1997
                                                     -----------  -----------
                                                    (In thousands of dollars)
UTILITY PLANT:
  Electric plant. . . . . . . . . . . . . . . . . .  $ 8,751,846  $ 8,752,865
  Nuclear fuel. . . . . . . . . . . . . . . . . . .      583,639      577,409
  Gas plant . . . . . . . . . . . . . . . . . . . .    1,131,482    1,131,541
  Common plant. . . . . . . . . . . . . . . . . . .      319,146      319,409
  Construction work in progress . . . . . . . . . .      420,299      294,650
                                                     -----------  -----------
       Total utility plant. . . . . . . . . . . . .   11,206,412   11,075,874
  Less - Accumulated depreciation and amortization.    4,308,748    4,207,830
                                                     -----------  -----------
       Net utility plant. . . . . . . . . . . . . .    6,897,664    6,868,044
                                                     -----------  -----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . .      296,976      371,709
                                                     -----------  -----------

CURRENT ASSETS:
  Cash, including temporary cash investments
      of $379,920 and $315,708, respectively. . . .      436,256      378,232
  Accounts Receivable (less allowance for doubtful
      accounts of $64,500 and $62,500 respectively)      578,488      492,244
  Materials and supplies, at average cost:
      Coal and oil for production of electricity. .       22,440       27,642
      Gas storage . . . . . . . . . . . . . . . . .       14,367       39,447
      Other . . . . . . . . . . . . . . . . . . . .      124,923      118,308
  Prepaid taxes . . . . . . . . . . . . . . . . . .       78,921       15,518
  Other . . . . . . . . . . . . . . . . . . . . . .       10,733       20,309
                                                     -----------  -----------
                                                       1,266,128    1,091,700
                                                     -----------  -----------
REGULATORY ASSETS (NOTE 3):
  Regulatory tax asset. . . . . . . . . . . . . . .      405,624      399,119
  Deferred finance charges. . . . . . . . . . . . .      239,880      239,880
  Deferred environmental restoration costs (Note 2)      220,000      220,000
  Unamortized debt expense. . . . . . . . . . . . .       55,314       57,312
  Postretirement benefits other than pensions . . .       55,524       56,464
  Other . . . . . . . . . . . . . . . . . . . . . .      198,228      204,049
                                                     -----------  -----------
                                                       1,174,570    1,176,824
                                                     -----------  -----------
OTHER ASSETS. . . . . . . . . . . . . . . . . . . .       72,245       75,864
                                                     -----------  -----------

                                                     $ 9,707,583  $ 9,584,141
                                                     ===========  ===========

The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,
                                                                                        1998    December 31,
                                                                                     (UNAUDITED)     1997
                                                                                      ----------- ----------
                                                                                   (In thousands of dollars)
CAPITALIZATION:
  COMMON STOCKHOLDERS' EQUITY:
      Common stock - $1 par value; authorized 185,000,000 shares; issued 144,419,351  $  144,419  $  144,419
      Capital stock premium and expense. . . . . . . . . . . . . . . . . . . . . . .   1,780,978   1,779,688
      Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     814,560     803,420
                                                                                      ----------  ----------
                                                                                       2,739,957   2,727,527
                                                                                      ----------  ----------
  CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
      Non-redeemable (optionally redeemable), issued 2,100,000 shares. . . . . . . .     210,000     210,000
      Redeemable (mandatorily redeemable), issued 222,000 shares . . . . . . . . . .      20,400      20,400
  CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
      Non-redeemable (optionally redeemable), issued 9,200,000 shares. . . . . . . .     230,000     230,000
      Redeemable (mandatorily redeemable), issued 2,581,204 shares . . . . . . . . .      56,210      56,210
                                                                                      ----------  ----------
                                                                                         516,610     516,610

  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,418,299   3,417,381
                                                                                      ----------  ----------
     TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,674,866   6,661,518
                                                                                      ----------  ----------

CURRENT LIABILITIES:
  Long-term debt due within one year . . . . . . . . . . . . . . . . . . . . . . . .      67,065      67,095
  Sinking fund requirements on redeemable perferred stock. . . . . . . . . . . . . .      10,120      10,120
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     227,564     263,095
  Payable on outstanding bank checks . . . . . . . . . . . . . . . . . . . . . . . .      17,380      23,720
  Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,689      18,372
  Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,055       9,005
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,573      62,643
  Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,081      36,532
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     119,997      64,756
                                                                                      ----------  ----------
                                                                                         613,524     555,338
                                                                                      ----------  ----------
REGULATORY LIABILITIES (NOTE 3):
  Deferred finance charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     239,880     239,880
                                                                                      ----------  ----------

OTHER LIABILITIES:
  Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .   1,448,400   1,387,032
  Employee pension and other benefits. . . . . . . . . . . . . . . . . . . . . . . .     240,526     240,211
  Deferred pension settlement gain . . . . . . . . . . . . . . . . . . . . . . . . .      10,142      12,438
  Unbilled revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,881      43,281
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     231,364     224,443
                                                                                      ----------  ----------
                                                                                       1,959,313   1,907,405
                                                                                      ----------  ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
  Liability for environmental restoration. . . . . . . . . . . . . . . . . . . . . .     220,000     220,000
                                                                                      ----------  ----------

                                                                                      $9,707,583  $9,584,141
                                                                                      ==========  ==========

The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                                    1998       1997
                                                                    ----       ----
                                                            (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,363   $103,022
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .     87,950     84,222
    Amortization of nuclear fuel. . . . . . . . . . . . . . . .      8,461      7,526
    Provision for deferred income taxes . . . . . . . . . . . .     54,863     21,288
    Net accounts receivable . . . . . . . . . . . . . . . . . .   (100,644)   (30,895)
    Materials and supplies. . . . . . . . . . . . . . . . . . .     26,313     37,626
    Accounts payable and accrued expenses . . . . . . . . . . .    (31,949)   (58,066)
    Accrued interest and taxes. . . . . . . . . . . . . . . . .     43,980     86,568
    Changes in other assets and liabilities . . . . . . . . . .     17,886    (20,173)
                                                                 ----------  ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . .    127,223    231,118
                                                                 ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction additions. . . . . . . . . . . . . . . . . . . .   (123,518)   (49,668)
  Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . .     (6,230)    (2,445)
                                                                 ----------  ---------
  Acquisition of utility plant. . . . . . . . . . . . . . . . .   (129,748)   (52,113)
  Materials and supplies related to construction. . . . . . . .     (2,646)        68
  Accounts payable and accrued expenses related to construction     (7,987)   (14,517)
  Other investments . . . . . . . . . . . . . . . . . . . . . .     75,124     (6,258)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,070     (3,290)
                                                                 ----------  ---------
     NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . .    (59,187)   (76,110)
                                                                 ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reductions in long-term debt. . . . . . . . . . . . . . . . .          -     (3,300)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .     (9,223)    (9,399)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (789)      (203)
                                                                 ----------  ---------
     NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . .    (10,012)   (12,902)
                                                                 ----------  ---------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . .     58,024    142,106

Cash at beginning of period . . . . . . . . . . . . . . . . . .    378,232    325,398
                                                                 ----------  ---------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . .  $ 436,256   $467,504
                                                                 ==========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $  54,774   $ 59,074
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . .  $     304   $ 11,470


    The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Niagara Mohawk Power Corporation and subsidiary companies (the "Company"), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996 and 1995 included in the Company's 1997 Annual Report on Form 10-K/A.

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

The PSC, in its written order issued March 20, 1998 approving POWERCHOICE, determined to limit the estimated value of the MRA Regulatory Asset that can be recovered from customers to approximately $4 billion. The ultimate amount of the MRA Regulatory Asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA Regulatory Asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset, valued at $8 per share. Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA Regulatory Asset is expected to be recorded as a charge to expense in the second quarter of 1998 with the closing of the MRA. The charge to expense will be determined by the difference between $8 per share and the Company's closing common stock price on the date the MRA closes, multiplied by 42.9 million shares. Using the Company's common stock price on March 26, 1998 of $12 7/16 per share, the charge to expense would be approximately $190 million (85 cents per share).

As a result of amendments to the MRA dated April 22 and May 7, 1998, the amount of cash compensation to be paid to the IPP Parties was increased a net amount of approximately $15 million to $3.631 billion. The net increase in cash compensation was partly in exchange for net reductions in future payment obligations. The Company proposes , subject to PSC approval, to adjust the MRA Regulatory Asset as a consequence of the amendments. The amortization periods related to components of changes to the cash compensation will generally correspond to the changes in cash flow resulting from the amendments. The Company expects that the net amount of annual MRA Regulatory Asset amortization to be slightly higher in the period beyond POWERCHOICE.

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

The EITF of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. As discussed previously, the Company discontinued the application of SFAS No. 71 and applied SFAS No. 101 with respect to the fossil and hydro generation business at December 31, 1996, in a manner consistent with EITF 97-4.

EITF 97-4 does not require the Company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service over the next 10 years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA Regulatory Asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company could no longer apply SFAS No. 71 in the future, it would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. Depending on when SFAS No. 71 was required to be discontinued, such charge would likely be material to the Company's reported financial condition and results of operations and adversely effect the Company's ability to pay dividends. It is expected that the POWERCHOICE agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

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

As described in Form 10-K/A for fiscal year ended December 31, 1997, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the POWERCHOICE Agreement," the conclusion of the termination, restatement or amendment of IPP contracts, and closing of the financing necessary to implement such termination, restatement or amendment, as well as implementation of POWERCHOICE, is subject to a number of contingencies. In the event the Company is unable to successfully bring these events to conclusion, it is likely that application of SFAS No. 71 would be discontinued. The resulting non-cash after-tax charges against income, based on regulatory assets and liabilities associated with the nuclear generation and electric transmission and distribution businesses as of March 31, 1998, would be approximately $527 million or $3.65 per share. Various requirements under applicable law and regulations and under corporate instruments, including those with respect to issuance of debt and equity securities, payment of common and preferred dividends and certain types of transfers of assets could be adversely impacted by any such write-downs.

NOTE 4.     ADJUSTMENT OF FINANCIAL STATEMENTS FOR THE QUARTER ENDED
            MARCH 31, 1998

On May 29, 1998, after discussion with the Staff of the Securities and Exchange Commission, the Company determined that the $190 million limitation on the recoverability of the MRA regulatory asset, as discussed in Note 3 - Rate and Regulatory Issues and Contingencies, should be charged to expense in the quarter in which the MRA closes. Accordingly, the 1997 financial statements have been restated to eliminate this charge and the Company expects that the second quarter 1998 financial statements will reflect such $190 million charge.

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

As discussed in Note 4 to the accompanying financial statements, the Company has restated its 1997 financial statements to eliminate the $190 million charge related to the limitation on the recoverability of the regulatory asset described in Note 3.

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

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
SYRACUSE   NY
May 14, 1998, except Note 3 (third paragraph) and Note 4, as to which the date is May 29, 1998

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

            MASTER RESTRUCTURING AGREEMENT AND POWERCHOICE AGREEMENT

(See Form 10-K/A for fiscal year ended December 31, 1997, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the POWERCHOICE Agreement.")

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

Norcen Energy Resources, Ltd. ("Norcen"), a gas supplier, sued three IPPs that are party to the MRA and the Company, as to which litigation a settlement agreement has been reached (see Form 10-K, Part II, Item 1. Legal
Proceedings - "Norcen Litigation").

POWERCHOICE AGREEMENT.   The PSC in its written order issued March 20, 1998
limited the estimated value of the MRA regulatory asset that can be recovered from customers to approximately $4,000 million. The ultimate amount of the regulatory asset to be established may vary based on certain events related to the closing of the MRA. The estimated value of the MRA regulatory asset includes the issuance of 42.9 million shares of common stock, which the PSC, in determining the recoverable amount of such asset valued at $8 per share.
Because the value of the consideration to be paid to the IPP Parties can only be determined at the MRA closing, the value of the limitation on the recoverability of the MRA regulatory asset is expected to be recorded as a charge to expense in the second quarter of 1998 with the closing of the MRA. The charge to expense will be determined by the difference between $8 per share and the Company's closing common stock price on the date the MRA closes, multiplied by 42.9 million shares. Using the Company's common stock price on March 26, 1998 of $12 7/16 per share, the charge to expense would be approximately $190 million (85 cents per share).

In April 1998, the cities of Oswego, Fulton, Cohoes and the New York Conference of Mayors and Municipal Officials sought a temporary restraining order and preliminary injunction in New York State Supreme Court against the PSC to enjoin the implementation of the POWERCHOICE settlement, the MRA and the Company's contemplated auction of its fossil and hydro generation assets on the grounds that the PSC failed to comply with the provisions of the State Environmental Quality Review Act. They were joined in their petition by the chairman of the Buffalo City Council Energy Committee (see Form 10-K, Part II, Item 1. Legal Proceedings - "City of Oswego Litigation"). In addition, the City of Oswego and others petitioned the PSC for rehearing of the March 20, 1998 Order approving POWERCHOICE. The Company is unable to predict the outcome or timing of this matter.

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

DISPOSAL OF NUCLEAR FUEL. (See Form 10-K/A for fiscal year ended December 31, 1997, Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - Nuclear Fuel Disposal Cost.") In April 1998, the U.S. Senate passed legislation to reform the federal government's spent nuclear fuel disposal policy. Such legislation requires the Department of Energy to accept spent nuclear fuel from nuclear power plants beginning no later than June 30, 2003, if all necessary approvals are obtained. In addition, it requires the payment of one-time fees by electric utilities for the disposal of nuclear fuel irradiated prior to 1983 to be paid to the Nuclear Waste Fund no later than September 30, 2001. As of March 31, 1998, the Company has recorded a liability of $115.9 million for the disposal of nuclear fuel irradiated prior to 1983. The Company is unable to predict whether this bill will be enacted into law.

PSC STAFF'S TENTATIVE CONCLUSIONS ON THE FUTURE OF NUCLEAR GENERATION. (See Form 10-K/A for fiscal year ended December 31, 1997, Part II, Item 8. Financial Statements and Supplementary Data - "Note 3. Nuclear Operations - PSC Staff's Tentative Conclusions on the Future of Nuclear Generation.") In late March 1998, the PSC issued an Opinion and Order Instituting Further Inquiry. The order concluded that a more extensive examination is required to address all issues regarding the future treatment of nuclear generation brought forth by the PSC staff and other parties.

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

As a part of the generic restructuring proceeding, all utilities were required to file a report with the PSC in April 1998, describing actions that have been taken to mitigate potential stranded costs as customers migrate to transportation service. The Company filed a report on March 31, 1998, that noted that it has taken numerous actions to reduce its capacity obligations and its potential stranded costs to the maximum extent possible. The Company's actions include the following:

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

                               FINANCIAL POSITION

The Company's EBITDA for the twelve months ended March 31, 1998, was approximately $859.7 million, and upon implementation of the MRA and POWERCHOICE is expected to increase to approximately $1.2 billion to $1.3 billion per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service which would increase significantly upon consummation of the MRA. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

                         LIQUIDITY AND CAPITAL RESOURCES

Under the MRA, the Company will pay an aggregate of $3.631 billion in cash. The Company now expects to obtain $3.272 billion of this amount through a public market offering of senior unsecured debt and the remainder from cash on hand. The Company is unable to issue incremental first mortgage bonds under the terms of the public debt offering. The Company plans to amend its existing $804 million bank facility to, among other things, extend the term from June 30, 1999 to June 1, 2000 and accommodate the holding company restructuring and permit the auction of fossil/hydro generating assets.

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

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 versus Three Months Ended March 31, 1997
--------------------------------------------------------------------------

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

Earnings for the first quarter were $11.1 million or 8 cents per share, as compared with $93.6 million or 65 cents per share for the first quarter of 1997. Earnings for the first quarter of 1998 reflect the write-off of $62.9 million, or 28 cents per share, to reflect the Company's estimate of incremental, non-capitalized costs to restore power and rebuild its electric system in northern New York as a result of the January 1998 ice storm (see "January 1998 Ice Storm"). First quarter 1998 earnings were also lower by approximately 14 cents per share due to a higher allocation of federal income taxes in this period reflecting the expected lower level of earnings over the remainder of the year. In addition, first quarter 1998 earnings were also lower due to warmer weather, higher capacity payments to IPPs and higher industrial customer discounts.

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

                          THREE MONTHS ENDED MARCH 31,
                         Electric Revenue (Thousands)        Sales (GWh)
                        -----------------------------  ----------------------
                                                 %                      %
                             1998       1997  Change     1998   1997  Change
                        ---------  ---------  -------  ------  -----  -------
Residential. . . . . .  $ 336,434  $ 352,919    (4.7)   2,737  2,877    (4.9)
Commercial . . . . . .    310,038    314,291    (1.4)   2,956  2,988    (1.1)
Industrial . . . . . .    123,470    129,943    (5.0)   1,743  1,738     0.3
Industrial - Special .     15,977     14,922     7.1    1,162  1,099     5.7
Other. . . . . . . . .     14,576     13,888     5.0       70     64     9.4
                        ---------  ---------  -------  ------  -----  -------
Total to
    Ultimate Consumers    800,495    825,963    (3.1)   8,668  8,766    (1.1)
Other Electric Systems     32,923     23,949    37.5    1,387  1,183    17.2
Miscellaneous. . . . .     29,751     27,457     8.4        -      -       -
                        ---------  ---------  -------  ------  -----  -------

Total. . . . . . . . .  $ 863,169  $ 877,369    (1.6)  10,055  9,949     1.1
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

                          THREE MONTHS ENDED MARCH 31,
                           Gas Revenue (Thousands)     Sales (Thousands of Dth)
                        -----------------------------  -----------------------
                                                 %                        %
                             1998       1997  Change     1998    1997  Change
                        ---------  ---------  -------  ------  ------  -------

Residential. . . . . .  $ 160,664  $ 188,687   (14.9)  23,820  25,764    (7.5)
Commercial . . . . . .     55,053     72,500   (24.1)   8,862  10,540   (15.9)
Industrial . . . . . .      1,546      3,412   (54.7)     306     678   (54.9)
                        ---------  ---------  -------  ------  ------  -------
Total to
    Ultimate Consumers    217,263    264,599   (17.9)  32,988  36,982   (10.8)
Transportation of
Customer-Owned Gas . .     16,685     15,313     9.0   42,297  41,702     1.4
Spot Market Sales. . .         38      3,082   (98.8)      15   1,088   (98.6)
Miscellaneous. . . . .      1,249      3,469   (64.0)       -       -
                        ---------  ---------  -------  ------  ------
Total to System
      Core Customers .  $ 235,235  $ 286,463   (17.9)  75,300  79,772    (5.6)
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

27         Financial Data Schedule.

                                   EXHIBIT 11

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

     Computation of the Average Number of Shares of Common Stock Outstanding
               For the Three Months Ended March 31, 1998 and 1997


                                                                                 (4)
                                                                          Average Number of
                                                                         Shares Outstanding
                                                                           As Shown on the
                                    (1)            (2)            (3)       Consolidated
                                 Shares of      Number of        Share    Statement of Income
                                  Common          Days           Days    (3 divided by number
                                   Stock       Outstanding      (2 x 1)   of Days in Period)
                                -----------  --------------  --------------  -----------

                                Three Month's Ended March 31:

January 1 - March 31, 1998 . .  144,419,351              90  12,997,741,590  144,419,351
                                ===========                  ==============  ===========

January 1 - March 31, 1997 . .  144,365,214              90  12,992,869,260

Shares issued -
   Acqusition - Syracuse
   Suburban Gas Company, Inc -
   January 6 . . . . . . . . .       25,405              85       2,159,425
                                -----------                  --------------
                                144,390,619                  12,995,028,685  144,389,208
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
                            (in thousands of dollars)

A.  Net Income . . . . . . . . . . . . . . . . . . . .  $  100,676

B.  Taxes Based on Income or Profits . . . . . . . . .     110,687
                                                        -----------

C.  Earnings, Before Income Taxes. . . . . . . . . . .     211,363

D.  Fixed Charges  (a) . . . . . . . . . . . . . . . .     304,670
                                                        -----------

E.  Earnings Before Income Taxes and Fixed Charges . .     516,033

F.  Allowance for Funds Used During Construction (AFC)      12,844
                                                        -----------

G.  Earnings Before Income Taxes and Fixed Charges
    without AFC. . . . . . . . . . . . . . . . . . . .  $  503,189
                                                        ===========

    Preferred Dividend Factor:

H.  Preferred Dividend Requirements. . . . . . . . . .  $   37,221

I.  Ratio of Pre-tax Income to Net Income (C / A). . .        2.10
                                                        -----------


J.  Preferred Dividend Factor (H x I). . . . . . . . .  $   78,164

K.  Fixed Charges as Above (D) . . . . . . . . . . . .     304,670
                                                        -----------

L.  Fixed Charges and Preferred Dividends Combined . .  $  382,834
                                                        ===========


M.  Ratio of Earnings to Fixed Charges (E / D) . . . .        1.69
                                                        ===========

N.  Ratio of Earnings to Fixed Charges
    without AFC (G / D). . . . . . . . . . . . . . . .        1.65
                                                        ===========

O.  Ratio of Earnings to Fixed Charges and
    Preferred Dividends Combined (E / L) . . . . . . .        1.35
                                                        ===========

(a) Includes a portion of the rentals deemed representitive of the interest factor ($26,345).

EXHIBIT 15


May 29, 1998

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sirs:

We are aware that Niagara Mohawk Power Corporation has included our report dated May 14, 1998, except Note 3 (third paragraph) and Note 4, as to which the date is May 29, 1998, (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Registration Statements on Form S-8 (Nos. 33-36189, 33-42771 and 333-13781) in the Prospectus constituting part of the Registration Statements on Form S-3 (Nos. 33-50703, 33-51073, 33-54827, 33-55546 and
333-49541) and in the Prospectus/Proxy Statement constituting part of the Registration Statement on Form S-4 (No. 333-49769). We are also aware of our responsibilities under the Securities Act of 1933.


Yours very truly,

/s/ Price Waterhouse LLP