Form 10-Q
period 1998-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-08-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

COMMON STOCK, $1 PAR VALUE, OUTSTANDING AT JULY 31, 1998 - 187,364,863


            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                 FORM 10-Q - For the Quarter Ended June 30, 1998

INDEX

     PART I.    FINANCIAL INFORMATION
     ----------------------------------
Glossary of Terms

Item 1. Financial Statements

     a) Consolidated Statements of Income - Three Months and
        Six Months Ended June 30, 1998 and 1997

     b) Consolidated Balance Sheets - June 30, 1998 and
        December 31, 1997

     c) Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1998 and 1997

     d) Notes to Consolidated Financial Statements

     e) Review by Independent Accountants

     f) Independent Accountants' Report on the Limited Review of the Interim Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II.  OTHER INFORMATION
     -------------------------------

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signature

Exhibit Index

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                                GLOSSARY OF TERMS

TERM          DEFINITION
----          ----------

CTC Competitive transition charge: a mechanism established in the POWERCHOICE agreement to recover stranded costs from customers

Dth Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA Earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items.

FAC Fuel Adjustment Clause: a clause in a rate schedule that provides for an adjustment to the customer's bill if the cost of fuel varies from a specified unit cost

FERC         Federal Energy Regulatory Commission

GAAP         Generally Accepted Accounting Principles

GWh          Gigawatt-hours: one gigawatt equals one billion watt-hours

GRT          Gross Receipts Tax

IPP Independent Power Producer: any person that owns or operates, in whole or part, one or more Independent Power Facilities

IPP Party    Independent Power Producers that were a party to the MRA

IRS          Internal Revenue Service

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA Master Restructuring Agreement - the agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA          Recoverable costs to terminate, restate or amend IPP Party
Regulatory   contracts, which has been deferred and will be amortized and
Asset        recovered under the POWERCHOICE agreement

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

Unit 2        Nine Mile Point Nuclear Station Unit No. 2


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                 Three Months Ended       Six Months Ended
                                                                       June 30,              June 30,
                                                                   1998       1997       1998        1997
                                                                   ----       ----       ----        ----
                                                                        (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . . . . . . . . . .  $ 783,282   $804,537  $1,646,451   $1,681,906
    Gas . . . . . . . . . . . . . . . . . . . . . . . . . . .    127,624    141,161     362,859      427,624
                                                               ---------    --------  ---------    ---------
                                                                 910,906    945,698   2,009,310    2,109,530
                                                               ---------   ---------  ---------    ---------

OPERATING EXPENSES:
    Fuel for electric generation. . . . . . . . . . . . . . .     51,190     35,192      98,388       72,657
    Electricity purchased . . . . . . . . . . . . . . . . . .    302,259    316,998     626,609      645,801
    Gas purchased . . . . . . . . . . . . . . . . . . . . . .     61,160     62,924     176,612      211,555
    Other operation and maintenance expenses. . . . . . . . .    211,944    199,792     474,306      406,457
    POWERCHOICE charge. . . . . . . . . . . . . . . . . . . .    263,227          -     263,227            -
    Depreciation and amortization . . . . . . . . . . . . . .     87,823     84,799     175,773      169,021
    Other taxes . . . . . . . . . . . . . . . . . . . . . . .    114,127    115,289     240,922      241,398
                                                               ----------   -------     -------      -------
                                                               1,091,730    814,994   2,055,837    1,746,889
                                                               ---------    -------   ---------    ---------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . .   (180,824)   130,704     (46,527)     362,641

Other income (deductions) . . . . . . . . . . . . . . . . . .     (1,629)     6,269       2,596       13,369
                                                               ----------   -------    ---------    --------
INCOME (LOSS) BEFORE INTEREST CHARGES . . . . . . . . . . . .   (182,453)   136,973     (43,931)     376,010

Interest charges. . . . . . . . . . . . . . . . . . . . . . .     65,861     69,342     131,451      136,880
                                                               ---------    -------    ---------    --------
INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .   (248,314)    67,631    (175,382)     239,130

Federal and foreign income taxes. . . . . . . . . . . . . . .   (106,906)    26,882     (54,337)      95,359
                                                               ----------  --------    ---------    --------
NET INCOME (LOSS) (NOTE 1). . . . . . . . . . . . . . . . . .   (141,408)    40,749    (121,045)     143,771

Dividends on preferred stock. . . . . . . . . . . . . . . . .      9,171      9,409      18,394       18,808
                                                               ---------   --------    --------     --------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . . . . . . . . . .  $(150,579)  $ 31,340  $ (139,439)  $  124,963
                                                               ==========  ========  ===========  ==========

Average number of shares of common stock
    outstanding (in thousands). . . . . . . . . . . . . . . .    144,891    144,391     144,657      144,390

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK . . . . . . . . . . . . . . . . . . $    (1.04)  $   0.22  $    (0.96)  $     0.87

The accompanying notes are an integral part of these financial statements



            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                                                 1998     December 31,
                                                                              (UNAUDITED)    1997
                                                                              -----------    ----
                                                                             (In thousands of dollars)
UTILITY PLANT:
         Electric plant. . . . . . . . . . . . . . . . . . . . . . . . .     $ 8,761,422  $ 8,752,865
         Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . .         598,888      577,409
         Gas plant . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,131,557    1,131,541
         Common plant. . . . . . . . . . . . . . . . . . . . . . . . . .         319,124      319,409
         Construction work in progress . . . . . . . . . . . . . . . . .         487,228      294,650
                                                                              ----------  -----------
                                  Total utility plant. . . . . . . . . .      11,298,219   11,075,874
         Less - Accumulated depreciation and amortization. . . . . . . .       4,394,884    4,207,830
                                                                              ----------  -----------
                                  Net utility plant. . . . . . . . . . .       6,903,335    6,868,044
                                                                              ----------  -----------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . . . . . . . .         318,432      371,709
                                                                              ----------  -----------

CURRENT ASSETS:
         Cash, including temporary cash investments
               of $212,786 and $315,708, respectively. . . . . . . . . .         262,711      378,232
         Accounts receivable (less allowance for doubtful
               accounts of $58,500 and $62,500 respectively) . . . . . .         320,857      492,244
         Materials and supplies, at average cost:
               Coal and oil for production of electricity. . . . . . . .          19,731       27,642
               Gas storage . . . . . . . . . . . . . . . . . . . . . . .          29,023       39,447
               Other . . . . . . . . . . . . . . . . . . . . . . . . . .         121,003      118,308
         Prepaid taxes . . . . . . . . . . . . . . . . . . . . . . . . .          59,767       15,518
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,144       20,309
                                                                               ---------   ----------
                                                                                 834,236    1,091,700
                                                                               ---------   ----------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset . . . . . . . . . . . . . . . . . . . . .       4,002,603        7,516
          Regulatory tax asset . . . . . . . . . . . . . . . . . . . . .         405,624      399,119
          Deferred finance charges . . . . . . . . . . . . . . . . . . .               -      239,880
          Deferred environmental restoration costs (Note 2). . . . . . .         220,000      220,000
          Unamortized debt expense . . . . . . . . . . . . . . . . . . .          53,463       57,312
          Postretirement benefits other than pensions. . . . . . . . . .          54,583       56,464
          Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         117,496      196,533
                                                                               ---------   ----------
                                                                               4,853,769    1,176,824
                                                                               ---------   ----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         138,334       75,864
                                                                               ---------  -----------

                                                                            $ 13,048,106  $ 9,584,141
                                                                            ============  ===========

The accompanying notes are an integral part of these financial statements



            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         JUNE 30,
                                                                                                           1998     December 31,
                                                                                                       (UNAUDITED)     1997
                                                                                                       -----------     ----
                                                                                                      (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $1 par value; authorized 250,000,000 and 185,000,000 shares,
                  respectively; issued 187,364,863 and 144,419,351, respectively . . . . . . . . . .   $    187,365  $  144,419
             Capital stock premium and expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,341,352   1,779,688
             Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        663,981     803,420
                                                                                                        ------------  -----------
                                                                                                          3,192,698   2,727,527
                                                                                                        ------------  -----------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 2,100,000 shares . . . . . . . . . . . .        210,000     210,000
             Redeemable (mandatorily redeemable), issued 204,000 and
                  222,000 shares, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,600     20,400
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 9,200,000 shares . . . . . . . . . . . .        230,000     230,000
             Redeemable (mandatorily redeemable), issued 2,481,204 and
                    2,581,204 shares, respectively . . . . . . . . . . . . . . . . . . . . . . . . .         56,210      56,210
                                                                                                        ------------  -----------
                                                                                                             514,810     516,610
                                                                                                        ------------  -----------

        Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,684,377   3,417,381
                                                                                                        ------------  -----------
             TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,391,885   6,661,518
                                                                                                        ------------  -----------

CURRENT LIABILITIES:
         Long-term debt due within one year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67,065      67,095
         Sinking fund requirements on redeemable preferred stock . . . . . . . . . . . . . . . . . .           7,620      10,120
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         229,238     263,095
         Payable on outstanding bank checks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,224      23,720
         Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,867      18,372
         Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          83,000       9,005
         Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63,247      62,643
         Accrued vacation pay. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,630      36,532
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,784      64,756
                                                                                                        ------------    ---------
                                                                                                             655,675     555,338
                                                                                                        ------------    ---------

REGULATORY AND OTHER LIABILITIES (NOTE3):
         Deferred finance charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -     239,880
         Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,346,597   1,387,032
         Employee pension and other benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         242,285     240,211
         Deferred pension settlement gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,161      12,438
         Unbilled revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,652      43,281
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         180,851     224,443
                                                                                                        ------------   ----------
                                                                                                           1,780,546   2,147,285
                                                                                                        ------------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration. . . . . . . . . . . . . . . . . . . . . . . . . .         220,000     220,000
                                                                                                        ------------   ----------

                                                                                                      $   13,048,106  $9,584,141
                                                                                                      ==============  ==========

The accompanying notes are an integral part of these financial statements


       NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                                 1998          1997
                                                                                                 ----          ----
                                                                                             (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (121,045)  $ 143,771
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . . . . . . . . .        263,227           -
                  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        175,773     169,021
                  Amortization of nuclear fuel. . . . . . . . . . . . . . . . . . . . . . .         12,975      12,944
                  Provision for deferred income taxes . . . . . . . . . . . . . . . . . . .        (46,940)     31,181
                  Net accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .        144,387      31,444
                  Materials and supplies. . . . . . . . . . . . . . . . . . . . . . . . . .         16,718      22,166
                  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .         (5,394)    (80,179)
                  Accrued interest and taxes. . . . . . . . . . . . . . . . . . . . . . . .         74,599      87,699
                  MRA regulatory asset. . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,955,256)          -
                  Changes in other assets and liabilities . . . . . . . . . . . . . . . . .        (59,206)     12,558
                                                                                                -----------  ---------
                           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . .     (3,500,162)    430,605
                                                                                                -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (200,642)   (115,825)
        Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,479)     (2,710)
                                                                                                -----------  ----------
        Acquisition of utility plant. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (222,121)   (118,535)
        Materials and supplies related to construction. . . . . . . . . . . . . . . . . . .         (1,078)        368
        Accounts payable and accrued expenses related to construction . . . . . . . . . . .         (1,349)    (20,045)
        Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,459       5,012
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,823)      5,538
                                                                                                -----------  ---------
                           NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . .       (172,912)   (127,662)
                                                                                                -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Reductions of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,300)     (4,300)
        Reductions in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,300)     (3,300)
        Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,394)    (18,808)
        Issuance of senior notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,279,769           -
        Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        316,389           -
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,611)        313
                                                                                                -----------  ----------
                           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . . .      3,557,553     (26,095)
                                                                                                -----------  ----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (115,521)    276,848
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        378,232     325,398
                                                                                                -----------  ---------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  262,711   $ 602,246
                                                                                                ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  140,670   $ 138,954
        Income taxes paid (refunded). . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (7,840)  $  47,116

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Issued 20,546,264 shares of common stock, valued at $14.75 per share to the IPP Parties on June 30, 1998 or $303.1 million

The accompanying notes are an integral part of these financial statements

 NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

Niagara Mohawk Power Corporation and subsidiary companies (the "Company"), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996 and 1995 included in the Company's 1997 Annual Report on Form 10-K as amended.

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended June 30, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year. It is expected that the closing of the MRA, which occurred on June 30, 1998, and the subsequent implementation of POWERCHOICE will result in substantially depressed earnings during the five-year term of POWERCHOICE, but that operating cash flows will substantially improve.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is the Company's reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments and unrealized gains and losses associated with certain investments held as available for sale.
Total comprehensive income (loss) for the three months and six months ended
June 30, 1998 and 1997 was $(144.9) million and $42.6 million, respectively, and $(123.5) million and $143.0 million, respectively.

In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will be required to adopt this standard by fiscal year beginning January 1, 2000. The Company is currently assessing the impact of this new standard on its financial position or results of operation.

Certain amounts have been reclassified on the accompanying Consolidated Financial Statements to conform with the 1998 presentation.


NOTE 2. CONTINGENCIES

ENVIRONMENTAL ISSUES: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. The Company is also currently conducting a program to investigate and remediate, as necessary to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company contributed. The Company has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

The Company is currently aware of 125 sites with which it has been or may be associated, including 78 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, the Company has accrued a liability in the amount of $220 million, which is reflected in the Company's Consolidated Balance Sheets at June 30, 1998 and December 31, 1997. The potential high end of the range is presently estimated at approximately $650 million, including approximately $285 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. The amount accrued at June 30, 1998 and December 31, 1997 incorporates a change in the method used to estimate the liability for 27 of the Company's largest sites to rely upon a decision analysis approach. This method includes developing several remediation approaches for each of the 27 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents the Company's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, the Company has accrued the sum of the expected values for these sites. The amount accrued for the Company's remaining sites is determined through feasibility studies or engineering estimates, the Company's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for cost differences resulting from this effort.

In October 1997, the Company submitted a draft feasibility study to the DEC, which included the Company's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $22 million and a high end of $230 million, with an expected value calculation of $51 million, which is included in the amounts accrued at June 30, 1998 and December 31, 1997. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs. The Company anticipates receiving comments from the DEC on the draft feasibility study by the summer of 1999. At this time, the Company cannot definitively predict the nature of the DEC proposed remedial action plan or the range of remediation costs it will require. While the Company does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation. In May 1995, the Company filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss the Company's claims against the State of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. The Company opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the State of New York and the Department of Transportation. The case management order presently calls for the close of discovery on December 31, 1998. As a result, the Company cannot predict the outcome of the pending litigation against the defendants or the allocation of the Company's share of the costs to remediate the Harbor Point and surrounding sites.

Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. To date, the Company has reached settlements with a number of insurance carriers, resulting in payments to the Company of approximately $37 million, net of costs incurred in pursuing recoveries. Under POWERCHOICE approximately $33 million related to the electric business will be amortized over 10 years. Approximately $4 million relates to the gas business and is being amortized over the three year settlement period. Settlements received during the POWERCHOICE and gas settlement periods will be deferred, net of costs, and used to offset future costs of environmental remediation.

TAX ASSESSMENTS: The Internal Revenue Service ("IRS") has conducted an examination of the Company's federal income tax returns for the years 1989 and 1990 and issued a Revenue Agents' Report (RAR). The IRS has raised an issue concerning the deductibility of payments made to IPPs in accordance with certain contracts that include a provision for a tracking account. A tracking account represents amounts that these mandated contracts required the Company to pay IPPs in excess of the Company's avoided costs, including a carrying charge. The IRS proposes to disallow a current deduction for amounts paid in excess of the avoided costs of the Company. Although the Company believes that any such disallowances for the years 1989 and 1990 will not have a material impact on its financial position or results of operations, it believes that a disallowance for these above-market payments for the years subsequent to 1990 could have a material adverse affect on its cash flows. To the extent that contracts involving tracking accounts were terminated or restated or amended under the MRA with IPP Parties as described in Note 3, the effects of any proposed disallowance has been eliminated with respect to the IPP Parties covered under the MRA for periods subsequent to June 30, 1998. The Company is vigorously defending its position on this issue. The IRS also conducted an examination of the Company's federal income tax returns for the years 1991 through 1993 and recently issued a RAR. Based upon the Company's review of the report (which did not raise the IPP tracking account issue, although the issue could still be raised), the Company does not believe that the findings will have a material impact on its financial position or results of operation.

NOTE 3. RATE AND REGULATORY ISSUES AND CONTINGENCIES

The Company's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. As discussed below, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $4,853 million at June 30, 1998. These regulatory assets are probable of recovery. The portion of the $4,853 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $4,755 million. Regulatory assets allocated to the rate-regulated gas distribution business are $98 million. As discussed below, the increase in the Company's regulatory assets is attributed to the MRA Regulatory Asset of $4,003 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

The PSC, in its written order issued March 20, 1998 approving POWERCHOICE, determined to limit the estimated value of the MRA Regulatory Asset that can be recovered from customers to approximately $4,000 million. As of June 30, 1998, the Company had recorded an MRA Regulatory Asset of $4,003 million, which represents the recoverable costs of the MRA consisting of: (a) the cash compensation of $3,631 million paid to the IPP Parties; (b) the issuance of
42.9 million shares of common stock valued at an aggregate of $343.6 million or $8.00 per share, based on the limitation on the amount of the MRA Regulatory Asset, as set forth in the PSC Order; and (c) expenses of $28.4 million related to the MRA. As a result of the PSC Order limitation, the Company recorded a non-cash POWERCHOICE charge to earnings of $263.2 million, or $1.18 per share, in the second quarter of 1998, upon the closing of the MRA, which represents the sum of (1) the difference between the net proceeds from the public sale of 22.4 million shares or $303.7 million and the $8 per share multiplied by 22.4 million shares or $179.2 million and (2) the difference between the Company's common stock price of $14.75 at the time of issuance and $8 per share multiplied by the
20.5 million shares issued.

Under POWERCHOICE, the Company's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company's IPP contracts, including those restructured under the MRA, will continue to be the obligations of the regulated business. Under POWERCHOICE, the Company is required to net certain regulatory assets and liabilities. Although the Company has not yet implemented the tariffs related to POWERCHOICE, it has reflected these changes in its June 30, 1998 balance sheet.

The EITF of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require the Company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service over the next 10 years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA Regulatory Asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company determines, either as a result of lower than expected revenues or higher than expected costs, that its net regulatory assets are not recoverable, it can no longer apply the principals of SFAS No. 71 and would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If the Company could no longer apply SFAS No. 71, the resulting charge would be material to the Company's reported financial condition and results of operations and adversely effect the Company's ability to pay dividends. It is expected that the POWERCHOICE agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

With the implementation of POWERCHOICE, specifically the separation of non-nuclear generation as an entity that would no longer be cost-of-service regulated, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of such assets. The Company plans to divest its fossil and hydro generating assets. In the event the proceeds resulting from the sale of the fossil and hydro assets are not sufficient to avoid a loss, under the terms of POWERCHOICE the Company would be able to recover such loss through the CTC. The POWERCHOICE agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company believes that it will be permitted to record a regulatory asset for any such loss in accordance with EITF 97-4.
The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at June 30, 1998. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- "POWERCHOICE Agreement").

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, PricewaterhouseCoopers LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of June 30, 1998 and the unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1998 and 1997 and the unaudited Consolidated Statements of Cash Flows for the six-months ended June 30, 1998 and 1997. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse,  NY  13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 1998 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and of cash flows for the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 26, 1998, except Note 2 (third paragraph) and Note 15, as to which the date is May 29, 1998, we expressed an unqualified opinion (containing explanatory paragraphs with respect to the Company's application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" [SFAS No. 71] for its nuclear generation, electric transmission and distribution and gas businesses and discontinuation of SFAS No. 71 for its non-nuclear generation business in 1996). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
SYRACUSE   NY
August 13, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, including the improvement in the Company's cash flow upon the implementation of the MRA and POWERCHOICE, a reduction in IPP payments as a result of the consummation of the MRA, the Company's planned repayment of debt, the consideration of the tariffs implementing POWERCHOICE by the PSC, the timing and outcome of the future sale of the Company's fossil and hydro generation assets, and the PSC's approval of the incentive in the City of Oswego's tax settlement agreement. Other forward looking statements included in this report are the costs and potential recoveries associated with the January 1998 ice storm and recoveries on capital requirements, the structural soundness of the reactor core shroud and continued safe operation of Unit 2, and the potential recoveries associated with a counterparty default. The Company's actual results and developments may differ materially from the results discussed in or implied by such forward-looking statements, due to risks and uncertainties that exist in the Company's operations, and business and regulatory environment, including, but not limited to, matters described in the context of such forward-looking statements, as well as such other factors as set forth in the Notes to Consolidated Financial Statements contained herein.

            MASTER RESTRUCTURING AGREEMENT AND POWERCHOICE AGREEMENT

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the POWERCHOICE Agreement" and Form 10-Q as amended for quarter ended March 31, 1998, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement").

MASTER RESTRUCTURING AGREEMENT. The MRA was consummated on June 30, 1998 with 14 IPPs. The MRA allowed the Company to terminate, restate or amend 27 PPAs which represented approximately three quarters of the Company's over-market purchase power obligations. In exchange, the IPPs received approximately $3.6 billion in cash, approximately 20.5 million shares of the Company's common stock and proceeds from the sale of 22.4 million shares of the Company's common stock.

The MRA will reduce the Company's IPP payments by more than $500 million annually. The improved cash flow will allow the Company to reduce electricity prices and pay off the debt required to finance the MRA. Without the MRA, the Company's IPP payments, which have exceeded $1 billion annually, were projected to increase by $50 million per year until 2002. Because the MRA closed on June 30, 1998, the Company's results of operations for the first six months of 1998 do not yet reflect these impacts.

POWERCHOICE AGREEMENT. The PSC's written order issued on March 20, 1998 approving POWERCHOICE, limited the estimated value of the MRA Regulatory Asset that can be recovered from customers to approximately $4,000 million. As a result of this PSC Order limitation, the Company recorded a non-cash charge to earnings of $263.2 million, or $1.18 per share in the second quarter of 1998. (See Item 1. Financial Statements - "Note 3. Rate and Regulatory Issues and Contingencies").

The POWERCHOICE agreement establishes a five-year rate plan that will reduce class average residential and commercial prices by an aggregate of 3.2% over the first three years. The rate plan will take effect upon approval by the PSC of the tariffs implementing POWERCHOICE. The reduction in prices will include certain savings that will result from partial reductions of the GRT. Industrial customers will see average reductions of 25% relative to 1995 price levels; these decreases will include discounts currently offered to some industrial customers through optional and flexible rate programs. The rate reductions, exclusive of GRT savings and discounts already awarded by contract, are to be phased in over the first three years of the agreement, and are estimated to aggregate to approximately $111.8 million.

The Company believes that the PSC will consider the tariffs implementing POWERCHOICE in August 1998 but cannot predict the outcome of that consideration. The Company is experiencing a reduction in power purchase costs between the MRA closing date and the POWERCHOICE implementation date. The Company will propose that those reductions, net of increased financing costs, be deferred for future disposition, consistent with the treatment of other deferrals as set forth in POWERCHOICE.

In April 1998, the cities of Oswego, Fulton, Cohoes and the New York Conference of Mayors and Municipal Officials sought a temporary restraining order and preliminary injunction in New York State Supreme Court against the PSC to enjoin the implementation of the POWERCHOICE settlement, the MRA and the Company's contemplated auction of its fossil and hydro generation assets on the grounds that the PSC failed to comply with the provisions of the State Environmental Quality Review Act. They were joined in their petition by the chairman of the Buffalo City Council Energy Committee (see Part II, Item 1. Legal Proceedings - "City of Oswego Litigation"). In addition, the City of Oswego and others petitioned the PSC for rehearing of the March 20, 1998 Order approving POWERCHOICE. On June 5, 1998, the PSC denied such petition for rehearing. (See
Part II, Item 1. Legal Proceedings - "PULP Litigation").

In its written order dated May 6, 1998, the PSC approved the Company's plan to divest its fossil and hydroelectric generating plants, which is a key component in the Company's POWERCHOICE agreement to lower average electricity prices and provide customer choice. The Company has received non-binding preliminary bids from 37 bidders. Final bids are expected in September 1998 and definitive agreements will be completed shortly thereafter. Transaction closings are anticipated to occur in mid-1999 after the Company and the buyers have received the necessary regulatory approvals. On June 5, 1998, the City of Oswego and others petitioned the PSC for rehearing of the May 6, 1998 Order approving the Company's plan to divest its fossil and hydroelectric generating plants, which the PSC subsequently denied. The Company is unable to predict the outcome or timing of the divestiture of the fossil and hydroelectric assets.

In August 1998, the Company entered into a tax settlement agreement with the City of Oswego. Under that agreement, the total tax revenues received by the city, county and school district will be reduced from $28.79 million in 1998 to $2 million in 2003 if the Company's Oswego generating plant is successfully sold or $3 million in 2002 if the Company does not receive a positive bid for the sale of the plant. In addition, subject to the approval of the PSC, the city, county and school district shall receive 5 percent of any portion of the sale price of the station greater than $100 million and 7-1/2 percent of the portion of any sale price greater than $300 million. The Company believes that the PSC will approve such an incentive.

At the 1998 annual meeting, the Company's shareholders gave the Company approval to form a holding company, the implementation of which will only occur following various regulatory approvals.

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

The total estimated cost of the restoration and rebuild efforts is approximately $141 million. As of June 30, 1998, the Company recorded $75.3 million in expense associated with the January 1998 ice storm (of which $66.4 million was considered incremental) and $65.7 million was capitalized. The Company is continuing to inspect and survey the work completed.

The Company continues to pursue federal disaster relief assistance and is working with its insurance carriers to assess what portion of the rebuild costs are covered by insurance policies. The Company is also analyzing potential available options for state financial aid. The Company is unable to determine what recoveries, if any, it may receive from these sources.

                                 NUCLEAR MATTERS

UNIT 1 OUTAGE. On April 28, 1998, Unit 1 was taken out of service to fix design deficiencies related to the control room emergency ventilation system. Unit 1 returned to service May 26, 1998.

UNIT 2 OUTAGE. On May 2, 1998, Unit 2 was taken out of service for a planned refueling and maintenance outage. During the outage the Company performed scheduled inspections of the plant's reactor core shroud and identified cracking in the welds of the shroud. The scope of the inspection was expanded once the cracking was found, which extended the length of outage. The Company and the NRC have agreed that the plant's reactor core shroud continues to be structurally sound and does not pose any concern to the continued operation of the plant. Unit 2 returned to service on July 5, 1998 after completing the 64-day refueling and maintenance outage.

                                  FERC MATTERS

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery")

In April 1996, the FERC issued FERC Order 888. Order 888 promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions.

As part of FERC Order 888, the New York Power Pool (NYPP) was required to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. On June 24, 1998, FERC gave New York utilities a conditional approval to form an Independent System Operator (ISO), however, FERC did defer action on the rates, terms and conditions of the ISO's open access tariff. As part of their ruling the NYPP will be dissolved and its functions assumed by the ISO. In addition two additional entities will be formed: a New York State Reliability Council to develop bulk power reliability standards; and a New York Power Exchange designed to facilitate transactions open to all market participants.

The Company considers this approval another positive step towards competition in New York State and further enhances the Company's POWERCHOICE program.

In June 1998, the Village of Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of the Company's stranded costs if it created a new municipal electric system. The Company has responded in opposition to this petition and is unable to predict the outcome of this matter.

                               FINANCIAL POSITION

The Company's capital structure at June 30, 1998 was 64.5% long-term debt, 5.0% preferred stock and 30.5% common equity, as compared to 51.8%, 7.7% and 40.5%, at December 31, 1997. The culmination of the MRA has significantly increased the leverage of the Company. Through the anticipated increased operating cash flow resulting from the MRA and POWERCHOICE agreement, the planned rapid repayment of debt should deleverage the Company over time. Book value of the common stock was $17.04 per share at June 30, 1998, as compared to $18.89 at December 31, 1997. With the issuance of equity at below book value as a result of the MRA, book value per share and earnings per share have been diluted.

The Company's EBITDA for the twelve months ended June 30, 1998, was $800 million, and upon implementation of the MRA and POWERCHOICE is expected to increase to approximately $1.2 billion to $1.3 billion per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service, which would increase significantly upon consummation of the MRA. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

                         LIQUIDITY AND CAPITAL RESOURCES

Under the MRA, the Company paid an aggregate of $3.631 billion in cash, of which $3.212 billion obtained was through a public market offering of senior unsecured debt and the remainder from cash on hand. In addition, the Company issued 20.5 million shares of common stock to the IPP Parties and gave them the net proceeds of $303.7 million from the public sale of 22.4 million shares of common stock. The Company is unable to issue incremental first mortgage bonds under the terms of the public debt offering. The Company amended its existing $804 million bank facility as of June 30, 1998. The amendment, which included an extension of the term from June 30, 1999 to June 1, 2000, also accommodates the holding company structure and permits the auction of fossil and hydro generating assets.

The Company has requested a ruling from the IRS to the effect that the amount of cash and the value of common stock that was paid to the IPP Parties will be currently deductible and generate a substantial net operating loss ("NOL") for federal income tax purposes, such that the Company will not have to pay taxes in 1998. Further, the Company will carry back unused NOL to the prior two years which is to result in a refund of approximately $128 million. In addition, the Company will be able to deduct the remaining $3 billion paid to the IPP Parties in future years until fully utilized. No assurance can be given that a favorable ruling will be issued. If a favorable ruling is not received, and the Company's claimed current deductions are challenged on audit and not ultimately sustained, the amount of tax refunds generated from the NOL carryback, and thus the amount of cash available to repay the recently issued senior unsecured debt would be reduced. While any disallowed current tax deductions would ultimately be allowable in future years, and would likely create, or increase the amount of NOLs available to offset tax liabilities in future years, cash flow would be adversely affected in the near term.

The Company's ability to utilize the NOL generated as a result of the MRA could be substantially limited under the rules of section 382 of the Internal Revenue Code if certain changes in the Company's stock ownership were to occur following the consummation of the MRA. In general, the limitation is triggered by a more than 50% change in stock ownership during a three-year testing period by shareholders who own, directly or indirectly, 5% or more of the common stock. For purposes of making the change in ownership computation, the IPP Parties who were issued common stock pursuant to the MRA are likely to be considered a separate 5% shareholder group, as will the purchasers of common stock in the public offering completed prior to consummation of the MRA. Under the computational rules prescribed by applicable Treasury regulations, the aggregate increase in stock ownership experienced by these shareholder groups as a result of their participation in the public offering and the MRA was likely no greater than 23%. Thus, if the IPP Parties, the purchasers in the public offering, and any other 5% shareholders collectively experience ownership increases totaling more than 27% during any three year testing period that includes the consummation dates of the public offering and the MRA, the 50% statutory threshold could be breached and the NOL limitation would in that event apply. The rules for determining change in stock ownership for purposes of section 382 are extremely complicated and in many respects uncertain. A stock ownership change could occur as a result of circumstances that are not within the control of the Company. If a more than 50% change in ownership were to occur, the Company's remaining usable NOL on a going forward basis would likely be significantly lower than the NOL amount which otherwise would be usable absent the limitation. Consequently, the Company's net cash position could be significantly lower as a result of tax liabilities, which would otherwise be eliminated or reduced through unrestricted use of the NOL.

NET CASH USED IN OPERATING ACTIVITIES increased $3,930.8 million in the six months ended June 30, 1998 primarily due to the consummation of the MRA.

NET CASH USED IN INVESTING ACTIVITIES increased $ 45.3 million in the six months ended June 30, 1998 primarily as a result of an increase in the acquisition of utility plant of $103.6 million, mainly due to the January 1998 ice storm.
These increases were partially offset by a decrease in other investments of $48.4 million and by a decrease in accounts payable and accrued construction related expenses of $18.7 million.

NET CASH PROVIDED BY FINANCING ACTIVITIES increased $3,583.6 million in the six months ended June 30, 1998 due to the issuance of the senior notes and public sale of common stock used to consummate the MRA.

                              RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 1998 in comparison to the same periods in 1997. The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and six months periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the recent termination, restatement or amendment of IPP contracts and pending implementation of POWERCHOICE. It should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Three Months Ended June 30, 1998 versus Three Months Ended June 30, 1997
------------------------------------------------------------------------

The Company experienced a loss during the second quarter of 1998 of $150.6 million or $1.04 per share, as compared with earnings of $31.3 million or 22 cents per share for the second quarter of 1997. Second quarter 1998 earnings were negatively impacted by a non-cash write-off of $263.2 million or $1.18 per share associated with the portion of the MRA disallowed in rates by the PSC (see "Master Restructuring Agreement and the POWERCHOICE Agreement"). In addition second quarter 1998 earnings were lower due to warmer weather.

ELECTRIC REVENUES decreased $21.3 million or 2.6% from the second quarter of 1997 primarily as a result of a decrease in volume and mix of sales to ultimate customers of $30.3 million and a $8.4 million decrease in electric fuel adjustment clause revenues. These decreases were partially offset by an $8.6 million increase in revenue from the delivery of energy to other electric wholesale customers under the farm and food processor retail access pilot program and an $8.8 million increase in sales to other electric systems.

ELECTRIC SALES to ultimate consumers were approximately 7.8 billion KWh in the second quarter of 1998, a 2.9% decrease from the comparable period in 1997 primarily as a result of warmer weather. Residential and commercial sales declined 6.7% and 1.7%, respectively. After adjusting for the effects of weather and the farm and food processor retail access pilot program, sales to ultimate consumers would have been expected to increase 0.7%. Sales for resale increased 81 million KWh (8.5%), reflecting sales to energy service companies participating in the Company's farm and food processor retail access pilot program (see Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Proceeding - Electric"). Total electric sales decreased 155 million KWh (1.7%).

ELECTRIC FUEL AND PURCHASED POWER COSTS increased $1.3 million or 0.4% in the second quarter of 1998, primarily as a result of an $18.7 million increase in actual fuel costs and a $0.5 million increase in other purchased power costs. This was offset by a $15.3 million decrease in costs deferred and recovered through the operation of the FAC and decreased payments to IPPs of $2.6 million. As noted above, Unit 1 and Unit 2 were not in service during a portion of the second quarter of 1998, which resulted in a 12.5% decrease in nuclear generation from the second quarter of 1997. In addition hydro generation also decreased 19.1% as compared to the second quarter of 1997, since less snowfall during the winter resulted in lower than normal spring run-off. As a result, the Company was required to meet load requirements using coal, oil and natural gas fuels, which are higher cost fuels.

GAS REVENUES decreased $13.5 million or 9.6% in the second quarter of 1998 from the comparable period in 1997, primarily as a result of lower sales to ultimate consumers of $17 million, which was partially offset by a $3.5 million increase in purchase gas adjustment clause revenues.

Due primarily to warmer weather during the second quarter of 1998, GAS SALES to ultimate consumers decreased 5.3 million Dth or 28.3% from the second quarter of 1997. After adjusting for the effects of weather, sales to ultimate consumers decreased 10.9% primarily due to the migration of certain large commercial sales customers to the transportation class and lower customer usage. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased as the warm weather depressed spot sales opportunities. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

The total COST OF GAS included in expense decreased 2.8% in the second quarter of 1998. This was the result of a 8.2 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($23.0 million), partially offset by an increase in the average cost of Dth purchased ($15.3 million), a $0.5 million increase in Dth purchased for spot market sales, and a $5.4 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause.

OTHER OPERATION AND MAINTENANCE EXPENSES increased by $12.2 million primarily as a result of increased nuclear costs of $9.7 million, mostly due to the extended Unit 2 refueling outage.

OTHER INCOME (DEDUCTIONS) decreased by $7.9 million primarily due to lower subsidiary earnings. The Company's energy marketing subsidiary recognized an $8.0 million, after tax charge associated with a counterparty default. The default was directly related to the volatility experienced in the Midwest electric markets during the last week of June 1998. The Company is presently investigating several alternative courses of action to recover this amount, but is currently unable to predict the outcome of these efforts.

The decrease in FEDERAL AND FOREIGN INCOME TAXES of approximately $133.8 million was primarily due to a decrease in pre-tax income and a lower percentage allocation of federal income taxes in the second quarter of 1998.

Six Months Ended June 30, 1998 Versus Six Months Ended June 30, 1997
--------------------------------------------------------------------

The Company experienced a loss during the first six months of 1998 of $139.4 million or 96 cents per share, as compared with income of $125.0 million or 87 cents per share for the first six months of 1997. Year to date 1998 earnings were negatively impacted by a write-off of $263.2 million or $1.18 per share associated with the portion of the MRA Regulatory Asset disallowed in rates by the PSC (see "Master Restructuring Agreement and the POWERCHOICE Agreement"). The Ice Storm of 1998 also negatively impacted year to date 1998 earnings by a $66.4 million or 30 cent per share write off, which reflects the Company's estimate of incremental, non-capitalized costs to restore power and rebuild its electric system in northern New York. Earnings were also lower due to warmer weather effects on sales margins, higher capacity payments to IPPs and higher industrial customer discounts.

ELECTRIC REVENUES for the first six months of 1998 decreased $35.5 million or 2.1% from the same period in 1997 primarily as a result of a decrease in volume and mix of sales to ultimate customers of $53.5 million and a $8.4 million decrease in electric fuel adjustment clause tariff sales. These decreases were partially offset by an $8.6 million increase in revenue from the delivery of energy to other electric systems and a $17.8 million increase in sales to other electric systems.

ELECTRIC SALES to ultimate consumers were approximately 16.5 billion KWh in the first six months of 1998, a 2.0% decrease as compared to the same period in 1997 primarily as a result of warmer weather. Residential and commercial sales declined 5.7% and 1.4%, respectively. After adjusting for the effects of weather and the farm and food processor retail access pilot program, sales to ultimate consumers would have been expected to increase 0.8%. Sales for resale increased 285 million KWh (13.4%), reflecting sales to energy service companies participating in the Company's farm and food processor retail access pilot program. This resulted in a net decrease in total electric sales of 49 million KWh (0.3%).

                                    SIX MONTHS ENDED JUNE 30,

                          Electric Revenue (Thousands)      Sales (GWh)
                          ----------------------------      -----------
                                                  %                      %
                            1998        1997    Change   1998    1997  Change
                            ----        ----    ------   ----    ----  ------
Residential. . . . . .  $  612,754  $  648,347  (5.5)   4,929   5,226  (5.7)
Commercial . . . . . .     600,977     616,722  (2.6)   5,658   5,738  (1.4)
Industrial . . . . . .     246,918     263,818  (6.4)   3,467   3,513  (1.3)
Industrial - Special .      31,501      30,747   2.5    2,290   2,206   3.8
Other. . . . . . . . .      27,500      26,981   1.9      119     114   4.4
                        ----------  ----------  -----  ------  ------  -----
Total to
    Ultimate Consumers   1,519,650   1,586,615  (4.2)  16,463  16,797  (2.0)
Other Electric Systems      61,261      43,495  40.8    2,419   2,134  13.4
Miscellaneous. . . . .      65,540      51,796  26.5        -       -     -
                        ----------  ----------  -----  ------  ------  -----

Total. . . . . . . . .  $1,646,451  $1,681,906  (2.1)  18,882  18,931  (0.3)
                        ==========  ==========  =====  ======  ======  =====


ELECTRIC FUEL AND PURCHASED POWER COSTS increased $6.5 million or 1.1%. This increase is mainly the result of an $27.4 million increase in actual fuel costs offset by a $12.7 million decrease in costs deferred and recovered through the operation of the FAC, decreased payments to IPPs of $2.5 million and a decrease of $5.7 million in other purchased power costs. Due to a decrease in hydro generation (13.9%) as compared to the first six months of 1997, the Company was required to meet load requirements using coal, oil, and natural gas fuels, which are higher cost fuels.

GAS REVENUES decreased $64.8 million or 15.1% during the first six months of 1998 from the comparable period in 1997, primarily as a result of lower sales to ultimate consumers of $40.8 million and a decrease in purchased gas adjustment clause revenues of $23.4 million.

Due primarily to warmer weather during the first six months of 1998, GAS SALES to ultimate consumers decreased 9.3 million Dth or 16.7% from the first six months of 1997. After adjusting for the effects of weather, sales to ultimate consumers decreased 7.8% primarily due to the migration of certain large commercial sales customers to the transportation class and lower customer usage. Spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, also decreased as the warm weather depressed spot sales opportunities. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

                                     SIX MONTHS ENDED JUNE 30,

                         Gas Revenue (Thousands)       Sales (Thousands of Dth)
                         -----------------------       ------------------------
                                               %                        %
                           1998     1997    Change   1998     1997    Change
                           ----     ----    ------   ----     ----    ------
Residential. . . . . .  $248,222  $285,246  (13.0)   33,790   39,165  (13.7)
Commercial . . . . . .    77,622   102,342  (24.2)   12,147   15,518  (21.7)
Industrial . . . . . .     2,377     4,819  (50.7)      497    1,047  (52.5)
                        --------  --------  ------  -------  -------  ------
Total to
    Ultimate Consumers   328,221   392,407  (16.4)   46,434   55,730  (16.7)
Transportation of
Customer-Owned Gas . .    29,658    28,037    5.8    73,566   77,287   (4.8)
Spot Market Sales. . .     2,732     5,482  (50.2)    1,390    2,737  (49.2)
Miscellaneous. . . . .     2,248     1,698   32.4        10       13  (23.1)
                        --------  --------  ------  -------  -------  ------
Total to System
      Core Customers .  $362,859  $427,624  (15.1)  121,400  135,767  (10.6)
                        ========  ========  ======  =======  =======  ======

The total COST OF GAS included in expense decreased 16.5% in 1998. This was the result of a 13.7 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($44.9 million) and a $2.5 million decrease in Dth purchased for spot market sales. This was partially offset by a $4.5 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause and an 5.8% increase in the average cost per Dth purchased ($8.0 million). The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $4.14 for the first six months of 1998 from $3.71 in the first six months of 1997.

OTHER OPERATION AND MAINTENANCE EXPENSES increased by $67.8 million primarily as a result of costs associated with the January 1998 ice storm (see "January 1998 Ice Storm") and the increased nuclear costs of $9.7 million mostly due to the extended Unit 2 refueling outage.

OTHER INCOME (DEDUCTIONS) decreased by $10.8 million primarily due to lower subsidiary earnings. The Company's energy marketing subsidiary recognized an $8.0 million, after tax charge associated with a counterparty default. The default was directly related to the volatility experienced in the Midwest electric markets during the last week of June 1998. The Company is presently investigating several alternative courses of action to recover this amount, but is currently unable to predict the outcome of these efforts.

The decrease in FEDERAL AND FOREIGN INCOME TAXES of approximately $149.7 million was primarily due to a decrease in pre-tax income.

          NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS

City of Oswego Litigation
-------------------------

In April 1998, the cities of Oswego, Fulton, Cohoes and the New York Conference of Mayors and Municipal Officials sought a temporary restraining order and preliminary injunction in New York State Supreme Court against the PSC to enjoin the implementation of the POWERCHOICE settlement, the MRA and the Company's contemplated auction of its fossil and hydro generation assets on the grounds that the PSC failed to comply with the provisions of the State Environmental Quality Review Act. They were joined in their petition by the chairman of the Buffalo City Council Energy Committee. The application of the City of Oswego and the other petitioners for the temporary restraining order was denied at a Supreme Court hearing held in Albany on April 21, 1998. On May 8, 1998 there were oral arguments heard in the Supreme Court in Albany and the court did not grant the cities' request for preliminary injunction but rather reserved ruling on all of the cities' requests. On May 22, 1998 this request for the injunction was dismissed in the Supreme Court in Albany and was not appealed by the parties involved and such time for appeal has expired.

IPP Litigation
--------------

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part I, Item
3. Legal Proceedings)

As a result of the closing of the MRA on June 30, 1998, filings have been made with the appropriate courts to end the litigation with Encogen Four Partners, L.P. and Sterling Power partners, L.P. However, litigation is ongoing with NorCon Power Partners, L.P., since NorCon dropped out of the MRA. The U.S. District Court for the Southern District of New York has scheduled arguments in the NorCon case for October 22, 1998 at the request of the Company.

Fourth Branch Litigation
------------------------

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

Recently, Fourth Branch commenced a condemnation proceeding in Federal District Court to obtain title to the project property and also has made a unilateral offer of settlement before FERC. The Company has served an answer with various affirmative defenses. On July 30, 1998, Fourth Branch moved for Summary Judgment. The Company intends to oppose Fourth Branch's motion and cross-move for summary judgment in favor of the Company.

The Company is unable to predict the ultimate disposition of the lawsuit referred to above. However, the Company believes it has meritorious defenses and intends to defend this lawsuit vigorously. No provision for liability, if any, that may result from this lawsuit has been made in the Company's financial statements.

PULP Litigation
---------------

In July 1998, the Public Utility Law Project of New York, Inc. (PULP) and others sought a declaratory judgement, declaring the Company's POWERCHOICE agreement unlawful, null and void and injunctive relief in the Supreme Court of the State of New York, Albany County against the PSC and the Company to enjoin the defendants to halt all their actions and expenditures to implement the rules for the provision of retail energy services contained in the POWERCHOICE agreement. The PSC and the Company will be filing a motion seeking to dismiss this action. The Company is unable to predict the outcome of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders on June 29, 1998,
(1) the election of Directors was as follows:

                                        Shares             Shares
                                        Voted             Withheld
                                         For              Authority
                                         ---              ---------
     Salvatore H. Alfiero            124,144,360          5,331,083
     Albert J. Budney, Jr.           123,930,218          5,545,225
     Dr. Bonnie Guiton Hill          124,060,522          5,414,921
     Clark A. Johnson                123,859,689          5,615,754
     Henry A. Panasci, Jr.           124,007,469          5,467,974

(2) Approval of the issuance of up to 43 million shares of common stock to the IPP Parties, in accordance with the MRA (see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and PowerChoice Agreement) was as follows:
104,906,769 shares for, 6,520,132 shares against, 1,816,086 shares abstained, and 16,232,456 broker non-votes.

(3) Approval to amend the Company's certificate of incorporation to increase the number of shares of Common Stock to 250 million from 185 million sufficient to implement the MRA and to preserve flexibility to issue additional shares of Common Stock was as follows: 103,609,173 shares for, 7,999,441 shares against, 1,634,373 shares abstained and 16,232,456 broker non-votes.

(4) Approval of a binding share exchange, the effect of which is to restructure Niagara Mohawk so that it will become a separate subsidiary of a new parent holding company, with the present holders of Common Stock becoming the holders of the common stock of the new parent was as follows: 106,779,635 shares for, 4,473,111 shares against, 1,990,241 shares abstained and 16,232,456 broker non-votes.

(5) A shareholder proposal relating to the Company's endorsement of the Coalition for Environmentally Responsible Economies Principles as part of its commitment to be publicly accountable for its environmental impact was rejected by a vote of 13,444,946 for, 93,922,156 against, 5,875,885 abstentions, and 16,232,456 broker non-votes.

(6) A shareholder proposal relating to the recommendation, with respect to future contract obligations, that when a dividend is cut, no salaries will be increased or any stock options allowed to executives or directors until the dividend is restored to its original amount before the cut, was not presented for consideration at the meeting and therefore, was not voted upon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit 3 - Certificate of Amendment of Certificate of Incorporation of NMPC under Section 805 of the Business Corporation Law of New York filed June 29, 1998 in the office of the New York Secretary of State.

Exhibit 10 - Amendment to the Deferred Stock Unit Plan for Outside Directors.

Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 1998 and 1997.

Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without Allowance for Funds Used During Construction ("AFC") and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended June 30, 1998.

Exhibit 15  - Accountants' Acknowledgement Letter.

Exhibit 27 - Financial Data Schedule.

In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group during March 1996 and subsequently amended (effective June 30, 1998). The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

(b) Reports on Form 8-K:

Form 8-K Reporting Date - June 30, 1998
Item reported - Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.
Exhibits required to be filed by Item 601 of Regulation S-K.

Form 8-K Reporting Date - June 25, 1998
Item reported - Item 7. Financial Statements and Exhibits
Underwriting Agreement, dated June 25, 1998.

        NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     NIAGARA MOHAWK POWER CORPORATION
     (Registrant)



Date: August 14 , 1998     By    /s/    Steven W. Tasker
                                        Steven W. Tasker
                                   Vice President-Controller and
                                    Principal Accounting Officer


            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number               Description
------               -----------

3 Certificate of Amendment of Certificate of Incorporation of NMPC under section 805 of the Business Corporation Law of New York filed June 29, 1998 in the office of the New York Secretary of State.

10                   Amendment to Deferred Stock Unit Plan for Outside
                     Directors.

11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Six Months Ended June 30, 1998 and 1997.

12 Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended
                     June 30, 1998.

15                   Accountants' Acknowledgement Letter.

27                   Financial Data Schedule.