Form 10-Q
period 1998-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 1998-11-13
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

COMMON STOCK, $1 PAR VALUE, OUTSTANDING AT OCTOBER 31, 1998 - 187,364,863

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
              FORM 10-Q - For the Quarter Ended September 30, 1998

INDEX

     PART I.  FINANCIAL INFORMATION
     --------------------------------
Glossary of Terms

Item 1. Financial Statements

     a) Consolidated Statements of Income - Three Months and
        Nine Months Ended September 30, 1998 and 1997

     b) Consolidated Balance Sheets - September 30, 1998 and
        December 31, 1997

     c) Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1998 and 1997

     d) Notes to Consolidated Financial Statements

     e) Review by Independent Accountants

     f) Independent Accountants' Report on the Limited Review of the Interim Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II.   OTHER INFORMATION
     ----------------------------

Item 1. Legal Proceedings

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

IPP Independent Power Producer: any person that owns or operates, in whole or part, one or more Independent Power Facilities

IPP Party    Independent Power Producers that were a party to the MRA

IRS          Internal Revenue Service

KWh Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA Master Restructuring Agreement - the agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA          Recoverable costs to terminate, restate or amend IPP Party
Regulatory   contracts, which has been deferred and is being amortized and
Asset        recovered under the POWERCHOICE agreement

MW           Megawatt:  one million watts

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

Unit 1       Nine Mile Point Nuclear Station Unit No. 1

Unit 2       Nine Mile Point Nuclear Station Unit No. 2

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                          1998              1997            1998         1997
                                               -------------------  ------------------  -----------  ----------
                                                                        (In thousands of dollars)
OPERATING REVENUES:
    Electric. . . . . . . . . . . . . . . . .  $           859,597  $          827,697  $2,506,048   $2,509,603
    Gas . . . . . . . . . . . . . . . . . . .               71,034              68,873     433,893      496,497
                                               -------------------  ------------------  -----------  ----------
                                                           930,631             896,570   2,939,941    3,006,100
                                               -------------------  ------------------  -----------  ----------

OPERATING EXPENSES:
    Fuel for electric generation. . . . . . .               80,045              54,674     178,433      127,331
    Electricity purchased . . . . . . . . . .              240,068             293,324     866,677      939,125
    Gas purchased . . . . . . . . . . . . . .               39,760              41,625     216,372      253,180
    Other operation and maintenance expenses.              223,481             198,805     697,787      605,262
    POWERCHOICE charge. . . . . . . . . . . .                    -                   -     263,227            -
    Amortization of MRA regulatory asset. . .               32,184                   -      32,184            -
    Depreciation and amortization . . . . . .               88,767              85,148     264,540      254,169
    Other taxes . . . . . . . . . . . . . . .              116,039             112,820     356,961      354,218
                                               -------------------  ------------------  -----------  ----------
                                                           820,344             786,396   2,876,181    2,533,285
                                               -------------------  ------------------  -----------  ----------
OPERATING INCOME. . . . . . . . . . . . . . .              110,287             110,174      63,760      472,815

Other income. . . . . . . . . . . . . . . . .               45,024               7,484      47,620       20,853
                                               -------------------  ------------------  -----------  ----------
INCOME BEFORE INTEREST CHARGES. . . . . . . .              155,311             117,658     111,380      493,668

Interest charges. . . . . . . . . . . . . . .              133,658              68,380     265,109      205,260
                                               -------------------  ------------------  -----------  ----------
INCOME (LOSS) BEFORE FEDERAL AND FOREIGN
    INCOME TAXES. . . . . . . . . . . . . . .               21,653              49,278    (153,729)     288,408

Federal and foreign income taxes. . . . . . .                4,000              17,595     (50,337)     112,954
                                               -------------------  ------------------  -----------  ----------
NET INCOME (LOSS) (NOTE 1). . . . . . . . . .               17,653              31,683    (103,392)     175,454

Dividends on preferred stock. . . . . . . . .                9,137               9,353      27,531       28,161
                                               -------------------  ------------------  -----------  ----------

BALANCE AVAILABLE FOR COMMON STOCK. . . . . .  $             8,516  $           22,330  $ (130,923)  $  147,293
                                               ===================  ==================  ===========  ==========

Average number of shares of common stock
    outstanding (in thousands). . . . . . . .              187,365             144,417     159,049      144,399

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK . . . . . . . . . .  $              0.05  $             0.15  $    (0.82)  $     1.02


The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,
                                                                   1998        December 31,
                                                                (UNAUDITED)       1997
                                                               -------------  -------------
                                                                 (In thousands of dollars)
UTILITY PLANT:
         Electric plant. . . . . . . . . . . . . . . . . . .  $    8,765,664  $   8,752,865
         Nuclear fuel. . . . . . . . . . . . . . . . . . . .         598,888        577,409
         Gas plant . . . . . . . . . . . . . . . . . . . . .       1,136,313      1,131,541
         Common plant. . . . . . . . . . . . . . . . . . . .         322,042        319,409
         Construction work in progress . . . . . . . . . . .         522,658        294,650
                                                              --------------  -------------
                                  Total utility plant. . . .      11,345,565     11,075,874
         Less - Accumulated depreciation and amortization. .       4,475,732      4,207,830
                                                              --------------  -------------
                                  Net utility plant. . . . .       6,869,833      6,868,044
                                                              --------------  -------------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .         400,815        371,709
                                                              --------------  -------------

CURRENT ASSETS:
         Cash, including temporary cash investments
               of $219,307 and $315,708, respectively. . . .         266,946        378,232
         Accounts receivable (less allowance for doubtful
               accounts of $51,100 and $62,500 respectively)         426,269        492,244
         Materials and supplies, at average cost:
               Coal and oil for production of electricity. .          27,607         27,642
               Gas storage . . . . . . . . . . . . . . . . .          41,808         39,447
               Other . . . . . . . . . . . . . . . . . . . .         117,866        118,308
         Prepaid taxes . . . . . . . . . . . . . . . . . . .          56,055         15,518
         Other . . . . . . . . . . . . . . . . . . . . . . .          21,550         20,309
                                                              --------------  -------------
                                                                     958,101      1,091,700
                                                              --------------  -------------
REGULATORY ASSETS (NOTE 3):
          MRA regulatory asset . . . . . . . . . . . . . . .       4,133,521          7,516
          Regulatory tax asset . . . . . . . . . . . . . . .         405,624        399,119
          Deferred finance charges . . . . . . . . . . . . .               -        239,880
          Deferred environmental restoration costs (Note 2).         220,000        220,000
          Unamortized debt expense . . . . . . . . . . . . .          51,814         57,312
          Postretirement benefits other than pensions. . . .          53,642         56,464
          Other. . . . . . . . . . . . . . . . . . . . . . .         118,866        196,533
                                                              --------------  -------------
                                                                   4,983,467      1,176,824
                                                              --------------  -------------
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .         129,114         75,864
                                                              --------------  -------------

                                                              $   13,341,330  $   9,584,141
                                                              ==============  =============

The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           SEPTEMBER 30,
                                                                                                1998       December 31,
                                                                                            (UNAUDITED)       1997
                                                                                           ------------  --------------
                                                                                            (In thousands of dollars)
CAPITALIZATION:
   COMMON STOCKHOLDERS' EQUITY:
             Common stock - $1 par value; authorized 250,000,000 and 185,000,000 shares,
                  respectively; issued 187,364,863 and 144,419,351, respectively. . . . .  $      187,365  $     144,419
             Capital stock premium and expense. . . . . . . . . . . . . . . . . . . . . .       2,336,917      1,779,688
             Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         672,497        803,420
                                                                                           --------------  -------------
                                                                                                3,196,779      2,727,527
                                                                                           --------------  -------------
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 3,400,000 SHARES, $100 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 2,100,000 shares. . . . . . .         210,000        210,000
             Redeemable (mandatorily redeemable), issued 204,000 and
                  222,000 shares, respectively. . . . . . . . . . . . . . . . . . . . . .          18,600         20,400
   CUMULATIVE PREFERRED STOCK, AUTHORIZED 19,600,000 SHARES, $25 PAR VALUE:
             Non-redeemable (optionally redeemable), issued 9,200,000 shares. . . . . . .         230,000        230,000
             Redeemable (mandatorily redeemable), issued 2,248,403 and
                    2,581,204 shares, respectively. . . . . . . . . . . . . . . . . . . .          50,390         56,210
                                                                                           --------------  -------------
                                                                                                  508,990        516,610
                                                                                           --------------  -------------

        Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,414,340      3,417,381
                                                                                           --------------  -------------
             TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,120,109      6,661,518
                                                                                           --------------  -------------

CURRENT LIABILITIES:
         Long-term debt due within one year . . . . . . . . . . . . . . . . . . . . . . .         306,665         67,095
         Sinking fund requirements on redeemable preferred stock. . . . . . . . . . . . .           7,620         10,120
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,075        263,095
         Payable on outstanding bank checks . . . . . . . . . . . . . . . . . . . . . . .          58,224         23,720
         Customers' deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,505         18,372
         Accrued taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          75,677          9,005
         Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         126,260         62,643
         Accrued vacation pay . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,178         36,532
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          79,822         64,756
                                                                                           --------------  -------------
                                                                                                  874,026        555,338
                                                                                           --------------  -------------

REGULATORY AND OTHER LIABILITIES (NOTE3):
         Deferred finance charges . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        239,880
         Accumulated deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       1,491,175      1,387,032
         Employee pension and other benefits. . . . . . . . . . . . . . . . . . . . . . .         238,095        240,211
         Deferred pension settlement gain . . . . . . . . . . . . . . . . . . . . . . . .           3,178         12,438
         Unbilled revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,952         43,281
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         381,795        224,443
                                                                                           --------------  -------------
                                                                                                2,127,195      2,147,285
                                                                                           --------------  -------------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3):
          Liability for environmental restoration . . . . . . . . . . . . . . . . . . . .         220,000        220,000
                                                                                           --------------  -------------

                                                                                           $   13,341,330  $   9,584,141
                                                                                           ==============  =============

The accompanying notes are an integral part of these financial statements

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            1998        1997
                                                                                 -----------------  ----------
                                                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (103,392)  $ 175,454
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
                  POWERCHOICE charge. . . . . . . . . . . . . . . . . . . . . .           263,227           -
                  Depreciation and amortization . . . . . . . . . . . . . . . .           264,540     254,169
                  Amortization of MRA regulatory asset. . . . . . . . . . . . .            32,184           -
                  Amortization of nuclear fuel. . . . . . . . . . . . . . . . .            22,007      20,598
                  Provision for deferred income taxes . . . . . . . . . . . . .            97,638      33,050
                  Net accounts receivable . . . . . . . . . . . . . . . . . . .            35,646      57,569
                  Materials and supplies. . . . . . . . . . . . . . . . . . . .            (2,061)      2,879
                  Accounts payable and accrued expenses . . . . . . . . . . . .           (50,175)     (1,709)
                  Accrued interest and taxes. . . . . . . . . . . . . . . . . .           130,289      34,737
                  MRA regulatory asset. . . . . . . . . . . . . . . . . . . . .        (4,107,118)          -
                  Changes in other assets and liabilities . . . . . . . . . . .           147,377     (29,721)
                                                                                 -----------------  ----------
                           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.        (3,269,838)    547,026
                                                                                 -----------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Construction additions. . . . . . . . . . . . . . . . . . . . . . . . .          (268,645)   (183,831)
        Nuclear fuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (21,479)     (2,877)
                                                                                 -----------------  ----------
        Acquisition of utility plant. . . . . . . . . . . . . . . . . . . . . .          (290,124)   (186,708)
        Materials and supplies related to construction. . . . . . . . . . . . .               177         617
        Accounts payable and accrued expenses related to construction . . . . .           (12,544)       (427)
        Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . .           (29,077)     (4,054)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (949)      5,505
                                                                                 -----------------  ----------
                           NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .          (332,517)   (185,067)
                                                                                 -----------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of senior notes. . . . . . . . . . . . . . . . . . . . . . . .         3,268,528           -
        Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . .           316,389           -
        Reductions of preferred stock . . . . . . . . . . . . . . . . . . . . .           (10,120)     (8,870)
        Increase (reduction) in long-term debt. . . . . . . . . . . . . . . . .            17,650      (4,600)
        Reductions in mortgage bonds. . . . . . . . . . . . . . . . . . . . . .           (60,000)    (40,000)
        Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (27,531)    (28,161)
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (13,847)        963
                                                                                 -----------------  ----------
                           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.         3,491,069     (80,668)
                                                                                 -----------------  ----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . .          (111,286)    281,291
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .           378,232     325,398
                                                                                 -----------------  ----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        266,946   $ 606,689
                                                                                 =================  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        205,496   $ 199,460
        Income taxes paid (refunded). . . . . . . . . . . . . . . . . . . . . .  $         (7,318)  $  63,116
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

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended September 30, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year. It is expected that the closing of the MRA, which occurred on June 30, 1998, and the implementation of POWERCHOICE will result in substantially depressed earnings during the five-year term of POWERCHOICE, but that operating cash flows will substantially improve.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is the Company's reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments and unrealized gains and losses associated with certain investments held as available for sale.
Total comprehensive income (loss) for the three months and nine months ended September 30, 1998 and 1997 is as follows:


                         (in millions)
September 30,.           1998     1997
--------------  --------------  ------
3 months ended  $        13.3   $ 31.8
9 months ended  $      (110.2)  $174.8

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

The Company is currently aware of 131 sites with which it has been or may be associated, including 79 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs.

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

As a consequence of site characterizations and assessments completed to date and negotiations with PRPs, the Company has accrued a liability in the amount of $220 million, which is reflected in the Company's Consolidated Balance Sheets at September 30, 1998 and December 31, 1997. The potential high end of the range is presently estimated at approximately $650 million, including approximately $285 million in the unlikely event the Company is required to assume 100% responsibility at non-owned sites. The amount accrued at September 30, 1998 and December 31, 1997 incorporates a method to estimate the liability for 27 of the Company's largest sites which relies upon a decision analysis approach. This method includes developing several remediation approaches for each of the 27 sites, using the factors previously described, and then assigning a probability to each approach. The probability represents the Company's best estimate of the likelihood of the approach occurring using input received directly from the DEC. The probable costs for each approach are then calculated to arrive at an expected value. While this approach calculates a range of outcomes for each site, the Company has accrued the sum of the expected values for these sites. The amount accrued for the Company's remaining sites is determined through feasibility studies or engineering estimates, the Company's estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In addition, the Company has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. POWERCHOICE provides for the continued application of deferral accounting for cost differences resulting from this effort.

In October 1997, the Company submitted a draft feasibility study to the DEC, which included the Company's Harbor Point site and five surrounding non-owned sites. The study indicates a range of viable remedial approaches, however, a final determination has not been made concerning the remedial approach to be taken. This range consists of a low end of $22 million and a high end of $230 million, with an expected value calculation of $51 million, which is included in the amounts accrued at September 30, 1998 and December 31, 1997. The range represents the total costs to remediate the properties and does not consider contributions from other PRPs, the amount of which the Company is unable to estimate. The Company has received comments from the DEC on the draft feasibility study, which will facilitate completion of the Feasibility Study phase in the Spring of 1999. At this time, the Company cannot definitively predict the nature of the DEC proposed remedial action plan or the range of remediation costs DEC will require. While the Company does not expect to be responsible for the entire cost to remediate these properties, it is not possible at this time to determine its share of the cost of remediation. In May 1995, the Company filed a complaint, pursuant to applicable Federal and New York State law, in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites. The New York State Attorney General moved to dismiss the Company's claims against the State of New York, the New York State Department of Transportation and the Thruway Authority and Canal Corporation under the Comprehensive Environmental Response, Compensation and Liability Act. The Company opposed this motion. On April 3, 1998, the Court denied the New York State Attorney General's motion as it pertains to the Thruway Authority and Canal Corporation, and granted the motion relative to the State of New York and the Department of Transportation. The case management order presently calls for the close of discovery on December 31, 1998. As a result, the Company cannot predict the outcome of the pending litigation against the defendants or the allocation of the Company's share of the costs to remediate the Harbor Point and surrounding sites.

Where appropriate, the Company has provided notices of insurance claims to carriers with respect to the investigation and remediation costs for manufactured gas plant, industrial waste sites and sites for which the Company has been identified as a PRP. To date, the Company has reached settlements with a number of insurance carriers, resulting in payments to the Company of approximately $38 million, net of costs incurred in pursuing recoveries. Approximately $33 million of these insurance proceeds related to the electric business will be amortized over 10 years in accordance with POWERCHOICE. Approximately $5 million relates to the gas business, a portion of which will be amortized in the current three-year gas rate case, and the remainder will be subject to future disposition. Settlements received during the POWERCHOICE and gas settlement periods will be deferred, net of costs, and used to offset future costs of environmental remediation.

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

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

The Company's financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. As discussed below, the Company discontinued application of regulatory accounting principles to the Company's fossil and hydro generation business. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $4,983 million at September 30, 1998. The increase in the Company's regulatory assets is attributed to the MRA Regulatory Asset of $4,134 million. These regulatory assets are probable of recovery. The portion of the $4,983 million which has been allocated to the nuclear generation and electric transmission and distribution business is approximately $4,883 million. Regulatory assets allocated to the rate-regulated gas distribution business are $100 million. Generally, regulatory assets and liabilities were allocated to the portion of the business that incurred the underlying transaction that resulted in the recognition of the regulatory asset or liability. The allocation methods used between electric and gas are consistent with those used in prior regulatory proceedings.

Under POWERCHOICE, the Company's remaining electric business (nuclear generation and electric transmission and distribution business) will continue to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company's IPP contracts, including those restructured under the MRA, will continue to be the obligations of the regulated business. Under POWERCHOICE, the Company is required to net certain regulatory assets and liabilities and has reflected these changes in its September 30, 1998 balance sheet.

The Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 97-4 "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101" in July 1997. EITF 97-4 does not require the Company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service over the next 10 years, including the Competitive Transition Charge ("CTC") assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA Regulatory Asset and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event the Company determines, either as a result of lower than expected revenues or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principals of SFAS No. 71 and would be required to record an after-tax non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If the Company could no longer apply SFAS No. 71, the resulting charge would be material to the Company's reported financial condition and results of operations and adversely effect the Company's ability to pay dividends. It is expected that the POWERCHOICE agreement, while having the effect of substantially depressing earnings during its five-year term, will substantially improve operating cash flows.

With the implementation of POWERCHOICE, specifically the separation of non-nuclear generation as an entity that would no longer be regulated on a cost-of-service basis, the Company is required to assess the carrying amounts of its long-lived assets in accordance with SFAS No. 121. SFAS No. 121 requires long-lived assets and certain identifiable intangibles held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when assets are to be disposed of. In performing the review for recoverability, the Company is required to estimate future undiscounted cash flows expected to result from the use of the asset and/or its disposition. The Company has determined that there is no impairment of such assets. The Company plans to divest its fossil and hydro generating assets. The POWERCHOICE agreement provides for deferral and future recovery of losses, if any, resulting from the sale of the non-nuclear generating assets. The Company believes that it will be permitted to record a regulatory asset for any such loss in accordance with EITF 97-4. The Company's fossil and hydro generation plant assets had a net book value of approximately $1.1 billion at September 30, 1998. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "POWERCHOICE Agreement").

           NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS



The Company's independent accountants, PricewaterhouseCoopers LLP, have made limited reviews (based on procedures adopted by the American Institute of Certified Public Accountants) of the unaudited Consolidated Balance Sheet of Niagara Mohawk Power Corporation and Subsidiary Companies as of September 30, 1998 and the unaudited Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 1998 and 1997. The accountants' report regarding their limited reviews of the Form 10-Q of Niagara Mohawk Power Corporation and its subsidiaries appears on the next page. That report does not express an opinion on the interim unaudited consolidated financial information. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheet of Niagara Mohawk Power Corporation and its subsidiaries as of September 30, 1998 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated March 26, 1998, except Note 2 (third paragraph) and Note 15, as to which the date is May 29, 1998, we expressed an unqualified opinion. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP
SYRACUSE   NY
November 13, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the improvement in the Company's cash flow upon the implementation of the MRA and POWERCHOICE, the timing and outcome of the future sale of the Company's fossil and hydro generation assets, and the costs and potential recoveries associated with the January 1998 ice storm and September 1998 windstorm. In addition, certain statements made related to the Company's year 2000 program are also forward-looking (see "Year 2000 Computer Issue"). These forward-looking statements are based upon a number of assumptions, including assumptions regarding the POWERCHOICE agreement and regulatory actions to continue to support such an agreement, internal assessment of damage related to the 1998 storms and related government and insurance companys' actions with respect to providing recovery for such damage. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, uncertainties regarding the ultimate impact on the Company as the electric industry is further deregulated and electricity suppliers gain open access to the Company's retail customers, challenges to the POWERCHOICE agreement (including the fossil/hydro sale) under New York laws, the effects of weather, the length and frequency of outages at the Company's two nuclear plants, and the economic conditions of the Company's service territory.

                              POWERCHOICE AGREEMENT

The Company's POWERCHOICE Agreement was approved by the PSC in a written order issued March 20, 1998. The Company consummated its MRA Agreement with certain IPP Parties on June 30, 1998 and implemented the rate reductions under POWERCHOICE effective September 1, 1998 upon PSC approval of the rate tariff schedules.

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Master Restructuring Agreement and the POWERCHOICE Agreement" and Form 10-Q as amended for quarter ended March 31, 1998 and Form 10-Q for quarter ended June 30, 1998, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Master Restructuring Agreement and the POWERCHOICE Agreement").

The POWERCHOICE agreement establishes a five-year rate plan that will reduce class average residential and commercial prices by an aggregate of 3.2% over the first three years. The reduction in prices includes certain savings that will result from approved reductions of the GRT. Industrial customers will see average reductions of 25% relative to 1995 tariffs; these decreases will include discounts currently offered to some industrial customers through optional and flexible rate programs. The rate reductions, exclusive of GRT savings and discounts already awarded by contract, are to be phased in over the first three years of the agreement, and are estimated to aggregate to approximately $111.8 million.

In early October 1998, the Alliance for Municipal Power, a group of 21 towns and villages in St. Lawrence and Franklin Counties pursuing municipalization, and Alfred P. Coppola, a Councilman from the City of Buffalo, commenced an Article 78 Proceeding in Albany County Supreme Court challenging the PSC's decisions approving POWERCHOICE and denying the petitions of Alliance for Municipal Power and Coppola for rehearing before the Commission. The Article 78 Petition seeks to vacate the decision of the PSC approving POWERCHOICE provisions relating to the determination and recovery of strandable costs through the application of a competitive transition charge and exit fees. The Company is unable to predict the outcome of this matter at this time. Suspension of POWERCHOICE or renegotiation of its material terms could have a material adverse effect on the Company's results of operations, financial condition, and future cash flows.

Between the MRA closing date and the POWERCHOICE implementation date, the Company experienced a reduction in power purchase costs of $79.0 million as well as increased financing costs of $40.4 million as a result of the MRA and the MRA financing. The net effect of these items was deferred for future disposition because the time lag between these events was not contemplated in the POWERCHOICE Agreement. Amortization of the MRA Regulatory Asset began September 1, 1998 coincident with the implementation of the new rates which included recovery of such costs.

In its written order dated May 6, 1998, the PSC approved the Company's plan to divest its fossil and hydroelectric generating plants, which is a key component in the Company's POWERCHOICE agreement to lower average electricity prices and provide customer choice. During the second quarter of 1998, the Company received non-binding preliminary bids from 37 bidders. Final bids were originally due during September 1998. However, at the end of September, the Company extended the auction by approximately two months in order to maximize value for customers and shareholders. The Company expects to announce the auction results by the end of 1998, and it's anticipated that transaction closings will occur in mid-1999 after receipt of the necessary regulatory approvals. The Company is unable to predict the outcome or timing of the divestiture of the fossil and hydroelectric assets.

                            YEAR 2000 COMPUTER ISSUE

As the year 2000 approaches, the Company, along with other companies, could experience potentially serious operational problems, since many computer programs that were developed in the past may not properly recognize calendar dates beginning with year 2000. Further, there are embedded chips contained within generation, transmission, distribution, gas, and other equipment that may be date sensitive. In circumstances where an embedded chip fails to recognize the correct date, electric, gas and business operations could be adversely affected.

PLAN: A Company-wide year 2000 project management office has been formed and year 2000 project managers have been appointed within each business group. A year 2000 program vice-president and an executive level steering committee have been put in place to oversee all aspects of the program. In addition to Company personnel, the Company has retained the services of leading computer service and consulting firms specializing in computer systems and embedded components, which are involved in various phases of the project. Also, the Company is working closely with industry groups such as the Electric Power Research Institute
(EPRI), North American Electric Reliability Council (NERC), and other utilities. In addition the Nuclear Regulatory Commission is requiring the Company to certify by July 1, 1999 that the Company's two nuclear plants will be year 2000 ready. A plan was developed that established phases of the work to be done. The phases are:

- an inventory of all systems and equipment, (including a physical walkdown of all of the Company's substations)
-     an assessment of all systems and equipment and definition of next steps,
-     remediation,
-     testing and validation,
-     acceptance and deployment,
-     independent validation, and
-     contingency planning.

As part of the inventory phase, all the systems and equipment have been prioritized into four categories based upon their functional need and importance. The priorities are:

- Priority 1 - Any failure or regulatory breach that can cause an interruption to the generation or delivery of electric or gas energy to customers, or can jeopardize the safety of any employee, customer, or the general public (e.g. the Energy Management System that controls the flow of electricity and communicates information between the control center and sub-stations).
- Priority 2 - Any failure that can cause an interruption to customer service or breach of significant contractual or financial commitment
      (e.g. Meter reading equipment).
- Priority 3 - Any failure that can inconvenience a business partner or significantly impact a Company business group productivity (e.g. electronic payments to vendors).
- Priority 4 - Any failure that can adversely impact a Company work group or personal productivity, or other business processes (e.g. applications used on a desk top computer used to accomplish day-to-day productivity activities).

Although the Company has identified seven different phases of the project, in some cases the phases are done concurrently. For example, individual computers may be completely tested and redeployed while others are still being remediated. Information obtained within the phases is reviewed by a panel consisting of employees and consultants. Additional testing may be performed based on the importance of the component and a recommendation of the panel. Complete integration and interface testing will be performed on components and systems whenever possible.

The Company's primary focus is on priorities 1 and 2 because of the direct impact on customers. Although the Company's plan addresses completion of all priority items prior to January 1, 2000, some priorities 3 and 4 may not be addressed completely until after January 1, 2000, and will be remediated as needed or as problems occur.

The Company's progress with its year 2000 issues for priority items 1 and 2 are as follows:

        PHASE               STATUS       ESTIMATED COMPLETION DATE
----------------------  ---------------  --------------------------

- Inventory              Complete        September 1998
- Assessment             In-progress     June 1998 - November 1998
- Remediation            In-progress     December 1998 - April 1999
- Testing                In-progress     March 1999 - May 1999
- Acceptance             In-progress     March 1999 - June 1999
- Validation             In-progress     May 1999
- Contingency Planning   In-progress     December 1998 - June 1999

Note: Each business group within the Company has its own schedule. The estimated completion dates above may show a range due to different schedules within each business group.

RISKS: The failure to correct for year 2000 problems, either by the Company or third parties, could result in significant disruptions of the Company's operations. At this point in time based on the Company's progress to date and the information received from third parties, the Company is unable to determine its most reasonably likely worst case scenario.

Like any organization, the Company is dependent upon many third parties, including suppliers of energy and materials (e.g. independent power producers), service providers, transporters, and the government. These third parties provide services vital to the Company and year 2000 problems at these companies could adversely affect electric and gas operations. One such example is that the Company expects that by the year 2000, it will be purchasing the majority of its electric generation needs. If any of these suppliers has a year 2000 failure, it could interrupt energy supply to the Company's customers. Another example of such a vital third party is telephone companies. If the telephone companies have year 2000 failures, this could in turn affect the Company's customer response capabilities and the Company's ability to operate and maintain the transmission and distribution system that carries electricity to businesses and customer homes. To address these third party issues, the Company has requested certificates of compliance from third parties. To date, the Company has received some responses, but disclosure has been limited, and the Company cannot verify accuracy. The inability of suppliers to complete their year 2000 readiness process could materially impact the Company.

The Company is connected to an electric grid that links utilities throughout the United States and Canada. This interconnection is essential to the reliability and operational integrity of the connected utilities. If one of the electric utilities in the grid has a failure, it could cause power fluctuations and possible interruption of others in the grid. As a result, even if the Company did an effective job of becoming compliant, it could still have customer interruptions. The Company is working closely with NERC, other utilities, EPRI, and other industry groups to address the issue of grid reliability.

The Company's gas distribution system also has the potential to be adversely impacted by year 2000 noncompliance either by third parties or if the Company's program fails to identify and remediate all problem areas. From the third party natural gas production and transmission facilities, to the Company's distribution pipeline system, and ultimately, to the customer, there are computer systems and equipment with date sensitive processing. If, despite the Company's and third party's best efforts, a year 2000 failure occurs, the flow of gas to the customer could be jeopardized.

As an example, the Company is connected directly to three major transmission pipelines, and has an indirect connection with a fourth. If these pipelines are unable to provide full gas delivery to the Company, the Company would implement standing emergency procedures that could interrupt customers. To avoid such an event, the Company is working with the pipelines, and state agencies to reduce the probability of any customer interruptions due to year 2000 problems.

CONTINGENCY PLANS: The Company's year 2000 schedules also include the development and implementation of contingency plans in the event of year 2000 failures, both within the Company and by third parties. The Company expects to have these plans completed during 1999 for all priority categories. The contingency plans will vary by business group and by the various priority levels for different systems and equipment.

COSTS: The Company estimates that total program costs will approximate $40 million of which approximately $30 million will be expensed and $10 million will be capitalized. Total program costs incurred through September 30, 1998 are $4.8 million of which $3.7 million was expensed and $1.1 million was capitalized. The Company expects to fund the total program costs through operating cash flows.

Over the last several years as the Company implemented various large computer projects, the Company was conscious of year 2000 exposures and therefore made sure the projects were year 2000 compliant. However, these computer projects were implemented for business reasons rather than to solely comply with year 2000 issues. These projects included replacing the customer service/billing/revenue system, as well as implementing a project accounting system, a computer aided dispatch system, and desktop computers for employees, among others. Through September 30, 1998, the Company has spent approximately $60 million on these projects in addition to specific year 2000 compliance spending. In addition, the Company has not deferred any significant computer projects as a result of the year 2000 project.

Certain statements included in this discussion regarding year 2000 compliance are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. These statements include management's best estimates for completion dates for the various phases and priorities, testing to be performed, costs to be spent for compliance, and the risks associated with non-compliance either by the Company or third parties. These forward-looking statements are subject to various factors which may materially affect the Company's efforts with year 2000 compliance. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, which could cause a change in the estimated completion date of a particular phase, the ability to locate and correct all relevant software and embedded components, the compliance of critical vendors, as well as neighboring utilities, and similar uncertainties. The Company's assessments of the effects of year 2000 on the Company are based, in part, upon information received from third parties and other utilities, and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties and other utilities upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

                                   1998 STORMS

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

The total estimated cost of the restoration and rebuild efforts is approximately $141million. As of September 30, 1998, the Company expensed $75.3 million associated with the January 1998 ice storm (of which $66.4 million was considered incremental) and capitalized $65.7 million of costs as utility plant.

The Company continues to pursue federal disaster relief assistance and state financial aid. During the third quarter of 1998, the Company submitted claims to its insurance carriers for hydro electric stations and sub-stations damages, and is continuing to assess electric transmission and distribution damages. The Company is unable to determine what recoveries it may receive from these sources.

On September 7, 1998 a severe windstorm passed through a portion of the Company's service territory interrupting electric service to more than 250,000 customers from Niagara Falls to Albany. Power was restored to the majority of the customers within one week. The total preliminary estimated cost of restoration from the September storm is approximately $20 million. However, final costs of the storm will not be known until all costs and charges are analyzed and charges from other utilities and contractors have been received.
As of September 30, 1998, the Company recorded $17 million in expense (of which $13.8 million was considered incremental). The remaining $3 million has been capitalized. The Company is continuing to inspect and survey the work completed.

                                 NUCLEAR MATTERS

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "NRC and Nuclear Operating Matters.")

UNIT 1 OUTAGE - Some owners of older General Electric Company boiling water reactors, including the Company, have experienced cracking in horizontal welds in the plants' core shrouds. In response to industry findings, the Company installed pre-emptive modifications to the Unit 1 core shroud during a 1995 refueling and maintenance outage. The core shroud, a stainless steel cylinder inside the reactor vessel, surrounds the fuel and directs the flow of reactor water through the fuel assemblies.

Inspections conducted as part of the March 1997 refueling and maintenance outage detected cracking in vertical welds not reinforced by the 1995 repairs. On April 8, 1997, the Company filed a comprehensive inspection and analysis report with the NRC that concluded that the condition of the Unit 1 core shroud supports the safe operation of the plant. On May 8, 1997, the NRC approved the Company's request to operate for a specific number of hours at which time Unit 1 would enter a mid-cycle outage, anticipated to occur in late 1998.

Subsequently, the Company determined it had a basis to operate Unit 1 without a mid-cycle outage and sought the necessary approval from the NRC to postpone the core shroud inspections until the unit's scheduled refueling and maintenance outage in spring 1999. A public meeting was held with the NRC on September 24, 1998 during which the Company petitioned the NRC to allow the postponement. On November 2, 1998, the NRC approved the Company's request to postpone the inspection until April 1999.

                                  FERC MATTERS

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II, Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "FERC Rulemaking on Open Access and Stranded Cost Recovery")

In June 1998, the Village of Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of the Company's stranded costs if it created a new municipal electric system. The Company responded in opposition to this petition. On September 29, 1998 FERC ordered an Administrative Law Judge to investigate whether the Company is justified in recovering stranded costs from the approximately 1,900 customers in the Village
of Lakewood.   The Company is scheduled to submit its direct case in this matter on February 12, 1999, and after a variety of submissions from the various parties, the evidentiary hearing is scheduled to commence on September 27, 1999. The Company is unable to predict the outcome of this matter.

                               FINANCIAL POSITION

The Company's capital structure at September 30, 1998 was 64.4% long-term debt, 5.0% preferred stock and 30.6% common equity, as compared to 51.8%, 7.7% and 40.5%, at December 31, 1997. The culmination of the MRA has significantly increased the leverage of the Company. Through the anticipated increased operating cash flow resulting from the MRA and POWERCHOICE agreement, the planned rapid repayment of debt should deleverage the Company over time. Book value of the common stock was $17.06 per share at September 30, 1998, as compared to $18.89 at December 31, 1997. With the issuance of common stock at below book value as a result of the MRA, book value per share and earnings per share have been diluted.

The Company's EBITDA for the 12 months ended September 30, 1998, was $885.2 million. After the changes from POWERCHOICE and the MRA are fully reflected in a consecutive 12 month period, EBITDA is expected to increase to approximately $1.2 billion to $1.3 billion per year. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, amortization of nuclear fuel, allowance for funds used during construction, non-cash regulatory deferrals and other amortizations, and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about the Company's ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity.

                         LIQUIDITY AND CAPITAL RESOURCES

(See Form 10-K as amended for fiscal year ended December 31, 1997, Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - "Financial Position, Liquidity and Capital Resources.")

Under the MRA, the Company paid an aggregate of $3.934 billion in cash, of which $3.212 billion was obtained through a public market offering of senior unsecured debt, $303.7 million from the public sale of 22.4 million shares of common stock, and the remainder from cash on hand. In addition, the Company issued
20.5 million shares of common stock to the IPP Parties. As of September 30, 1998, the Company has $275 million of borrowing capability under the senior bank facility that expires on June 1, 2000. Also, the Company has the ability to issue first mortgage bonds to the extent that there have been redemptions since June 30, 1998. The Company redeemed $60 million first mortgage bonds in August 1998. In addition, the Company is obligated to use 85 percent of the proceeds of the sale of the fossil and hydro generation assets to reduce debt outstanding.

The Company has requested a ruling from the IRS to the effect that the amount of cash and the value of common stock that was paid to the terminated IPP Parties will be currently deductible and generate a substantial net operating loss ("NOL") for federal income tax purposes, such that the Company will not have to pay taxes in 1998. Further, the Company will carryback unused NOL to the prior two years which is to result in a refund of $122 million. In addition, the Company anticipates that it will be able to deduct the remaining $3 billion paid to the IPP Parties prior to the NOL expiration date in 2019. No assurance can be given that a favorable ruling will be issued. If a favorable ruling is not received, and the Company's claimed current deductions are challenged on audit and not ultimately sustained, the amount of tax refunds generated from the NOL carryback, and thus the amount of cash available to repay the recently issued senior unsecured debt would be reduced. While any disallowed current tax deductions would ultimately be allowable in future years, and would likely create, or increase the amount of NOLs available to offset tax liabilities in future years, cash flow would be adversely affected in the near term.

The Company's ability to utilize the NOL generated as a result of the MRA could be limited under the rules of section 382 of the Internal Revenue Code if certain changes in the Company's common stock ownership were to occur in the future. In general, the limitation is triggered by a more than 50% change in stock ownership during a three-year testing period by shareholders who own,
directly or indirectly, 5% or more of the common stock.   For purposes of making
the change in ownership computation, the IPP Parties which were issued common stock pursuant to the MRA are likely to be considered a separate 5% shareholder group, as will the purchasers of common stock in the public offering completed immediately prior to the consummation of the MRA. Under the computational rules prescribed by the applicable Treasury regulations, the aggregate increase in stock ownership experienced by these shareholder groups as a result of their participation in the public offering and the MRA was likely no greater than 17%. Thus, if the IPP Parties, the purchasers in the public offering, and any other 5% shareholders collectively experience ownership increases totaling more than 33% during any three year testing period that includes the consummation dates of the public offering and the MRA, the statutory threshold could be breached and the NOL limitation would in that event apply. The rules for determining change in stock ownership for purposes of Code section 382 are extremely complicated and in many respects uncertain. A stock ownership change could occur as a result of circumstances that are not within the control of the Company. If a more than 50% change in ownership were to occur, the Company's remaining usable NOL likely would be significantly lower in the future than the NOL amount which otherwise would be usable absent the limitation. Consequently, the Company's net cash position could be significantly lower as a result of tax liabilities, which otherwise would be eliminated or reduced through unrestricted use of the NOL.

During the third quarter of 1998, the Company received approval to refinance its 8-7/8% series of tax exempt bonds issued through the New York State Energy Research and Development Authority. The $75 million bonds are anticipated to be refinanced in November 1998.

NET CASH USED IN OPERATING ACTIVITIES increased $3,816.9 million in the nine months ended September 30, 1998 primarily due to the consummation of the MRA.

NET CASH USED IN INVESTING ACTIVITIES increased $ 147.5 million in the nine months ended September 30, 1998 primarily as a result of an increase in the acquisition of utility plant of $103.4 million, mainly due to the January 1998 ice storm and September 1998 wind storm.

NET CASH PROVIDED BY FINANCING ACTIVITIES increased $3,571.7 million in the nine months ended September 30, 1998 primarily due to the issuance of the senior notes and public sale of common stock used to consummate the MRA.

                              RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations for the three months and nine months ended September 30, 1998 in comparison to the same periods in 1997. The Company's results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three months and nine months periods should not be taken as an indication of earnings for all or any part of the balance of the year. Furthermore, future results of operations will be different from the past in view of the recent termination, restatement or amendment of IPP contracts and the implementation of POWERCHOICE. It should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Three Months Ended September 30, 1998 versus Three Months Ended September 30,
-----------------------------------------------------------------------------
1997
----

Earnings for the third quarter of 1998 were $8.5 million or 5 cents per share, as compared with earnings of $22.3 million or 15 cents per share for the third quarter of 1997. Third quarter 1998 earnings were primarily impacted by two events: the implementation of the MRA and related accounting pursuant to POWERCHOICE, and the incremental costs of a significant September windstorm. With the closing of the MRA and related financing on June 30, 1998, the Company experienced lower IPP payments and higher interest costs in the third quarter. However, because the POWERCHOICE implementation date did not occur until September 1, 1998, the Company deferred $79 million of net savings from reduced IPP Party payments and $40.4 million of increased interest costs from the MRA financing with respect to July and August business. Beginning September 1, 1998, the Company ceased deferring the net IPP savings from the MRA and increased interest costs related to the MRA financing and also began
amortization of the MRA Regulatory Asset.   In addition, earnings per share for
the third quarter ended September 30, 1998 were diluted by the issuance of 42.9 million shares of common stock in connection with the MRA.

ELECTRIC REVENUES increased $31.9 million or 3.9% from the third quarter of 1997 primarily as a result of an increase in volume and mix of sales of $19.4 million and a $10.4 million increase in electric fuel adjustment clause revenues.
These increases were partially offset by a $2.1 million decrease due to lower rates under POWERCHOICE, which became effective September 1, 1998.

ELECTRIC SALES to ultimate consumers were approximately 8.5 billion KWh in the third quarter of 1998, a 0.3% increase from the comparable period in 1997, due primarily to increased sales to residential and commercial customers of 3.4% and 5.6%, respectively. After adjusting for the effects of weather and the farm and food processor retail access pilot program (which pilot program has the effect of reducing sales to ultimate consumers and increasing wholesale sales), sales to ultimate consumers would have been expected to decrease 0.6%. Sales for resale decreased 269 million KWh (28.9%) primarily reflecting lower sales to other utilities. In addition, sales to industrial customers decreased 181 million KWh (9.5%). As a result, total electric sales decreased 247 million KWh (2.6%).

ELECTRIC FUEL AND PURCHASED POWER COSTS decreased $27.9 million or 8.0% in the third quarter of 1998, primarily as a result of decreased payments to IPPs of $147.1 million. Of this amount, $79 million relates to net reductions in payments to IPP Parties in July and August and was deferred for future rate making disposition. The decrease in the IPP payments is primarily the result of the MRA Agreement which allowed the Company to terminate 18 PPAs for 1100 MW of capacity and restate 9 PPAs for 583 MW of capacity. As a result, the Company's load requirements were met using Company internal generation and other non-IPP generation sources. These costs increased $23.1 million and $1.6 million, respectively.

GAS REVENUES increased $2.2 million or 3.1% in the third quarter of 1998 from the comparable period in 1997, primarily as a result of increased natural gas sales for resale of $4.3 million, which was partially offset by a $2.1 million decrease in sales to ultimate consumers.

GAS SALES to ultimate consumers decreased 0.4 million Dth or 7.4% from the third quarter of 1997 reflecting decreases in all customer classes. After adjusting for the effects of weather, sales to ultimate consumers decreased 5.4%.
However, spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, increased.

The total COST OF GAS included in expense decreased 4.5% in the third quarter of 1998. This was the result of a 0.4 million decrease in Dth purchased for ultimate consumer sales ($3.2 million), a 2.4% decrease in the average cost of Dth purchased ($1.0 million) and a $2.1 million decrease in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause. These decreases were offset by a $4.4 million increase in the Dth purchased for spot market sales.

OTHER OPERATION AND MAINTENANCE EXPENSES increased by $24.7 million primarily as a result $13.8 million incurred for the September wind storm.

OTHER INCOME increased by $37.5 million due to the deferral of MRA financing costs, which are reflected in interest charges, due to the delay in implementation of POWERCHOICE; partially offset by lower interest income which reflects the use of cash for the MRA.

INTEREST CHARGES increased by $65.3 million mainly due to the interest charges on the debt issued in connection with the MRA.

The decrease in FEDERAL AND FOREIGN INCOME TAXES of approximately $13.6 million was due a lower percentage allocation of federal income taxes in the third quarter of 1998.

Nine Months Ended September 30, 1998 Versus Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

The Company experienced a loss during the first nine months of 1998 of $130.9 million or 82 cents per share, as compared with earnings of $147.3 million or $1.02 per share for the first nine months of 1997. Year to date 1998 earnings were negatively impacted by a non-cash write-off of $263.2 million during the second quarter of 1998 or $1.18 per share associated with the portion of the MRA Regulatory Asset disallowed in rates by the PSC (see Form 10-Q for the quarter ended June 30, 1998 Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -"Master Restructuring Agreement and the POWERCHOICE Agreement"). The January 1998 ice storm and the September 1998 windstorm also negatively impacted year to date 1998 earnings by a $80.2 million or 33 cents per share, which reflects the Company's estimate of incremental, non-capitalized costs to restore power and rebuild its electric system. Earnings were also lower due to warmer weather effects on sales margins, and higher industrial customer discounts. In addition, earnings per share for the nine months ended September 30, 1998 were diluted by the issuance of 42.9 million shares of common stock in connection with the MRA.

ELECTRIC REVENUES for the first nine months of 1998 decreased $3.6 million or 0.1% from the same period in 1997 primarily as a result of a decrease in volume and mix of sales of $24.4 million. The decrease was partially offset by a $16.7 million increase in sales to other electric systems.

ELECTRIC SALES to ultimate consumers were approximately 24.9 billion KWh in the first nine months of 1998, a 1.2% decrease as compared to the same period in 1997 primarily as a result of warmer weather during winter months. Residential sales declined 2.9% and commercial sales increased 1.0%. After adjusting for the effects of weather and the farm and food processor retail access pilot program (which pilot program has the effect of reducing sales to ultimate consumers and increasing wholesale sales), sales to ultimate consumers would have been expected to increase 0.3%.

                         NINE MONTHS ENDED SEPTEMBER 30,


                              ELECTRIC REVENUE (THOUSANDS)            SALES (GWH)
                        ----------------------------------   ------------------------
                                                      %                         %
                             1998           1997    Change   1998     1997    Change
                        -----------  ------------   ------   -----   ------   ------
Residential. . . . . .  $   919,117  $    941,663    (2.4)   7,358   7,574    (2.9)
Commercial . . . . . .      941,355       935,809     0.6    8,824   8,737     1.0
Industrial . . . . . .      370,172       401,774    (7.9)   5,186   5,413    (4.2)
Industrial - Special .       47,583        46,137     3.1    3,378   3,341     1.1
Other. . . . . . . . .       40,811        40,149     1.6      172     165     4.2
                        -----------  ------------   ------   -----   ------   ------

Total to
    Ultimate Consumers    2,319,038     2,365,532    (2.0)  24,918  25,230    (1.2)
Other Electric Systems       82,643        65,961    25.3    3,082   3,066     0.5
Miscellaneous. . . . .      104,367        78,110    33.6        -       -       -
                        -----------  ------------   ------  ------   ------   ------

Total. . . . . . . . .  $ 2,506,048  $  2,509,603    (0.1)  28,000  28,296    (1.0)
                        ===========  ============    =====  ======  ======    =====

ELECTRIC FUEL AND PURCHASED POWER COSTS decreased $21.3 million or 2.0%. This decrease is mainly the result of decreased payments to IPPs of $149.6 million. Of this amount, $79 million relates to net reductions in payments to IPP Parties in July and August and was deferred for future rate making disposition. Other purchased power costs decreased $4.1 million. The decrease in the IPP payments is the result of the MRA Agreement which resulted in the termination of 18 PPAs for 1100 MW and the restructuring of 9 PPAs for 583 MW. As a result, the Company's load requirements were met from internal sources. This resulted in an increase in fuel costs of $50.5 million as compared to the same period in 1997.

                         NINE MONTHS ENDED SEPTEMBER 30,




                                               GWH                    COST (MILLIONS)      CENTS/KWH
                                ---------------------------    -------------------------  ----------
                                1998        1997      % Chg       1998      1997  % Chg   1998  1997
                               ------     ------      ------  --------  --------  ------  ----  ----
FUEL FOR ELECTRIC GENERATION:
   Coal . . . . . . . . . . .   5,873      5,512        6.5   $   87.8  $   78.0   12.6    1.5   1.4
   Oil. . . . . . . . . . . .   1,338        284      371.1       47.5      15.1  214.6    3.6   5.3
   Natural Gas. . . . . . . .     554        352       57.4       15.5       9.0   72.2    2.8   2.6
   Nuclear. . . . . . . . . .   5,639      5,150        9.5       27.1      25.3    7.1    0.5   0.5
   Hydro. . . . . . . . . . .   2,200      2,329       (5.5)         -         -      -      -     -
                               ------     ------      -----   --------  --------  -----   ----  ----
                               15,604     13,627       14.5      177.9     127.4   39.6    1.1   0.9
                               ------     ------      -----   --------  --------  ------  ----  ----

ELECTRICITY PURCHASED:
   IPPs:
      Capacity. . . . . . . .       -          -          -      126.0     166.6  (24.4)     -     -
      Energy and taxes. . . .   8,014     10,180      (21.3)     554.8     663.8  (16.4)   6.9   6.5
                               ------     ------      -----   --------  --------  ------  ----  ----
         Total IPP purchases.   8,014     10,180      (21.3)     680.8     830.4  (18.0)   8.5   8.2
   Other. . . . . . . . . . .   6,464      7,008       (7.8)      91.8      95.9   (4.3)   1.4   1.4
                               ------     ------      ------  --------  --------  ------  ----  ----
      Total Supply. . . . . .  14,478     17,188      (15.8)     772.6     926.3  (16.6)   5.3   5.4
                               ------     ------      ------  --------  --------  ------  ----  ----
                               30,082     30,815       (2.4)     950.5   1,053.7   (9.8)   3.2   3.4
   Fuel adjustment clause . .       -          -          -       94.6      12.7  644.9      -     -
   Losses/Company use . . . .   2,082      2,519      (17.3)         -         -      -      -     -
                               ------     ------      ------  --------  --------  ------  ----  ----
   Sales. . . . . . . . . . .  28,000     28,296       (1.0)  $1,045.1  $1,066.4   (2.0)   3.7   3.8
                               ======     ======      ======  ========  ========  ======  ====  ====

GAS REVENUES decreased $62.6 million or 12.6% during the first nine months of 1998 from the comparable period in 1997, primarily as a result of lower sales to ultimate consumers of $43.3 million and a decrease in purchased gas adjustment clause revenues of $23.4 million.

Due primarily to warmer weather during the first nine months of 1998, GAS SALES to ultimate consumers decreased 9.7 million Dth or 15.9% from the first nine months of 1997. After adjusting for the effects of weather, sales to ultimate consumers decreased 7.6% primarily due to the migration of certain large commercial sales customers to the transportation class and lower customer usage. However, spot market sales (sales for resale), which are generally from the higher priced gas available to the Company and therefore yield margins that are substantially lower than traditional sales to ultimate consumers, increased. In addition, changes in purchased gas adjustment clause revenues are generally margin-neutral.

                                       NINE MONTHS ENDED SEPTEMBER 30,

                               GAS REVENUE (THOUSANDS)     SALES (THOUSANDS OF DTH)
                             --------------------------  --------------------------
                                                   %                          %
                             1998       1997     Change     1998    1997    Change
                        ----------  ----------   ------  -------  -------   ------
Residential. . . . . .  $  291,794  $  330,096   (11.6)   36,828   42,409   (13.2)
Commercial . . . . . .      87,063     112,995   (22.9)   13,443   16,947   (20.7)
Industrial . . . . . .       2,838       5,343   (46.9)      589    1,154   (49.0)
                        ----------  ----------   ------  -------  -------   ------
Total to
    Ultimate Consumers     381,695     448,434   (14.9)   50,860   60,510   (15.9)
Transportation of
Customer-Owned Gas . .      40,519      39,667     2.1   101,987  113,314   (10.0)
Spot Market Sales. . .       7,888       6,300    25.2     4,104    3,053    34.4
Miscellaneous. . . . .       3,791       2,096    80.9        12       19   (36.8)
                        ----------  ----------   ------  -------  -------   ------
Total to System
      Core Customers .  $  433,893  $  496,497   (12.6)  156,963  176,896   (11.3)
                        ==========  ==========   ======  =======  =======   ======

The total COST OF GAS included in expense decreased 14.5% in 1998. This was the result of a 14.1 million decrease in Dth purchased and withdrawn from storage for ultimate consumer sales ($51.3 million). This decrease was offset by a $2.8 million increase in purchased gas costs and certain other items recognized and recovered through the purchased gas adjustment clause, a 5.8% increase in the average cost per Dth purchased ($9.8 million), and a $1.9 million increase in Dth purchased for spot market sales. The Company's net cost per Dth sold, as charged to expense and excluding spot market purchases, increased to $4.45 for the first nine months of 1998 from $4.05 in the first nine months of 1997.

OTHER OPERATION AND MAINTENANCE EXPENSES increased by $92.5 million primarily as a result of costs associated with the 1998 Storms (see "1998 Storms") and the increased nuclear costs of $9.7 million mostly due to the extended Unit 2 refueling outage.

OTHER INCOME increased by $26.8 million primarily due to the deferral of MRA financing costs, which are reflected in interest charges, due to the delay in implementation of POWERCHOICE.

INTEREST CHARGES increased $59.8 million mainly due to the interest charges incurred on the debt issued in connection with the MRA.

The decrease in FEDERAL AND FOREIGN INCOME TAXES of approximately $163.3 million was primarily due to a decrease in pre-tax income.

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Inter-Power Litigation
----------------------

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

In early 1994, the NYS Supreme Court dismissed two of the plaintiff's claims; this dismissal was upheld by the Appellate Division, Third Department of the NYS Supreme Court. Subsequently, the NYS Supreme Court granted the Company's motion for summary judgment on the remaining causes of action in Inter-Power's complaint. In August 1994, Inter-Power appealed this decision and on July 27, 1995, the Appellate division, third Department affirmed the granting of summary judgment as to all counts, except for one dealing with an alleged breach of the PPA relating to the Company's having declared the agreement null and void on the grounds that Inter-Power had failed to provide it with information regarding its fuel supply in a timely fashion. This one breach of contract claim was remanded to the NYS Supreme Court for further consideration. In January 1998, the NYS Supreme Court granted the Company's motion for summary judgment on all remaining claims in this lawsuit in its entirety. In January 1998, Inter-Power filed a notice of appeal and perfected its appeal in October 1998. The Company is unable to predict the outcome of this matter.

NorCon Litigation
-----------------

On February 4, 1994, the Company notified NorCon Partners, LP (NorCon) of the Company's demand for adequate assurance that NorCon would perform all of their future repayment obligations as required by agreement (see Form 10-K for fiscal year ended December 31, 1997, Part I, Item 3. Legal Proceedings).

On March 7, 1994, NorCon filed a complaint in the U.S. District Court seeking to enjoin the Company from terminating a PPA between the parties and seeking a declaratory judgment that the Company has no right to demand additional security or other assurances of NorCon's future performance under the PPA. NorCon sought a temporary restraining order against the Company to prevent the Company from taking any action on its February 4, 1994 letter. On March 14, 1994, the Court entered the interim relief sought by NorCon. On April 4, 1994, the Company filed its answer and counterclaim for declaratory judgment relating to the Company's exercise of its right to demand adequate assurance. On November 2, 1994, NorCon filed for summary judgment. On February 6, 1996, the U.S. District Court granted NorCon's motion for summary judgment and ruled that under New York Law, the Company did not have the right to demand adequate assurances of future performance. On March 25, 1997, the U.S. Court of Appeals for the Second Circuit ordered that the question of whether there exists under New York commercial law the right to demand firm security on an electric contract should be certified to the New York Court of Appeals, the highest New York court, for final resolution. The Second Circuit order effectively stayed the U.S. District Court's order against the Company, pending final disposition by the New York Court of Appeals. A motion to stay further proceedings was made since this contract was included in the MRA.

NorCon subsequently dropped out of the MRA and arguments were held on October 22, 1998 in the New York Court of Appeals at the request of the Company. No decision has been rendered to date. The Company is unable to predict the timing and outcome of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        Exhibit 10 - Amendment to the Deferred Stock Unit Plan for Outside Directors.

        Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months and Nine Months Ended September 30, 1998 and 1997.

        Exhibit 12 - Statement Showing Computations of Ratio of Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without Allowance for Funds Used During Construction ("AFC") and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the Twelve Months Ended September 30, 1998.

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

(b)     Reports on Form 8-K:

        Form 8-K Reporting Date - September 28, 1998
        Items reported:

        (1) Item 5. Other Events.
            (a) Registrant filed information concerning the September 7, 1998 windstorm.

            (b) Registrant filed information regarding the two month extension of its fossil and hydro generating asset auction.

        (2) Item 7. Financial Statements and Exhibits.
            Exhibits required to be filed by Item 601 of Regulation S-K.

        Form 8-K Reporting Date - October 23, 1998
        Items reported:

        (1) Item 5. Other Events.
            Registrant filed a press release regarding earnings for the third quarter of 1998.

        (2) Item 7. Financial Statements and Exhibits.
            Exhibits required to be filed by Item 601 of Regulation S-K.

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


                                      NIAGARA MOHAWK POWER CORPORATION
                                               (Registrant)



Date: November 13 , 1998            By  /s/Steven W. Tasker
                                        --------------------------------------
                                        Steven W. Tasker
                                        Vice President-Controller and
                                        Principal Accounting Officer

            NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

10         Amendment to the Deferred Stock Unit Plan for Outside Directors.

11 Computation of the Average Number of Shares of Common Stock Outstanding for the Three
           Months and Nine Months Ended September 30, 1998 and 1997.

12         Statement Showing Computations of Ratio of
           Earnings to Fixed Charges, Ratio of Earnings to Fixed Charges without AFC and Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends for the Twelve Months Ended
           September 30, 1998.

15         Accountants' Acknowledgement Letter.

27         Financial Data Schedule.