Form 10-Q
period 2001-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2001-08-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

Commission                             Registrant, State of Incorporation                               I.R.S. Employer
File Number                             Address and Telephone Number                                Identification No.

0-25595                                   Niagara Mohawk Holdings, Inc.                             16-1549726
                                              (a New York corporation)
                                              300 Erie Boulevard West
                                              Syracuse, New York 13202
                                              315.474.1511

1-2987                                     Niagara Mohawk Power Corporation                     15-0265555
                                              (a New York corporation)
                                              300 Erie Boulevard West
                                              Syracuse, New York 13202
                                              315.474.1511

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]        NO [   ]

The number of shares outstanding of each of the issuer’s classes of voting stock, as of July 31, 2001, were as follows:

Registrant                                                    Title                                                      Shares Outstanding
Niagara Mohawk Holdings, Inc.                   Common Stock, $0.01 par value                     160,239,818
Niagara Mohawk Power Corporation            Common Stock, $1.00 par value                     187,364,863
                                                                (all held by Niagara Mohawk
                                                                Holdings, Inc.)
Filing Format

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants:   Niagara Mohawk Holdings, Inc. (“Holdings”) and Niagara Mohawk Power Corporation (“Niagara Mohawk”).   Holdings became the holding company for Niagara Mohawk on March 18, 1999.  Except where the context clearly indicates otherwise, any references in this report to “Holdings” includes all subsidiaries of Holdings including Niagara Mohawk.  Niagara Mohawk makes no representation as to the information contained in this report in relation to Holdings and its subsidiaries other than Niagara Mohawk.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended June 30, 2001

PART I.   FINANCIAL INFORMATION

Glossary of Terms

Item 1.     Financial Statements

                     Consolidated Financial Statements:
                       Niagara Mohawk Holdings, Inc.
                       Consolidated Statements of Income
                       Consolidated Balance Sheets
                       Consolidated Statements of Cash Flows

                       Niagara Mohawk Power Corporation
                       Consolidated Statements of Income
                       Consolidated Balance Sheets
                       Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

                   Review by Independent Accountants

                   Independent Accountants’ Report on the Limited Review of the Interim Financial Information

Item 2.       Management’s Discussion and Analysis of Financial Condition Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
GLOSSARY OF TERMS

TERM            DEFINITION

CTC               Competitive transition charges: a mechanism established in the Power Choice agreement to recover stranded costs from customers

Dth                 Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

EBITDA         A non-GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative effect of a change in accounting principle and non-recurring and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies.

FERC             Federal Energy Regulatory Commission

GAAP            Generally Accepted Accounting Principles

GRT                Gross Receipts Tax

GWh               Gigawatt-hour: one gigawatt-hour equals one billion watt-hours

IPP                  Independent Power Producer: any person that owns or operates, in whole or in part, one or more Independent
                        Power Facilities, including the purchasers of Niagara Mohawk’s generation assets

IPP Party        Independent Power Producers that were a party to the MRA

KWh                Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

MRA                Master Restructuring Agreement:  an agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA                Recoverable costs to terminate, restate or amend IPP Party contracts, which have been deferred and are being
regulatory        amortized and recovered under the Niagara Mohawk’s Power Choice agreement.
asset

MW                  Megawatt: One million watts

National          National Grid group plc is a holding company based in the United Kingdom. Unless the context clearly denotes
Grid                 otherwise, this definition also includes a holding company to be established over National Grid Group plc contemporaneously with the Holdings merger. Its principle subsidiary, The National Grid Company plc, owns and operates the high voltage transmission system in England and Wales.

NYISO             New York Independent System Operator

Power             Niagara Mohawk’s five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC
Choice            in an Order dated March 20, 1998, and became effective September 1, 1998

PPA                 Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

Provider of      The entity that will provide electric and gas commodity to its customers who are unable or unwilling to obtain an
last resort        alternative supplier

PRP                  Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters of disposal material)

PSC                  New York State Public Service Commission

SFAS                Statement of Financial Accounting Standards No. 71
No. 71                “Accounting for the Effects of Certain Types of Regulation”

SFAS                Statement of Financial Accounting Standards No. 133
No. 133            “ Accounting for Derivative Instruments and Hedging Activities”

Stranded           Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
Costs

TCC                  Transmission Congestion Contracts. Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy at the price of congestion between those locations.

Unit 1                 Nine Mile Point Nuclear Station Unit No. 1

Unit 2                 Nine Mile Point Nuclear Station Unit No. 2

PART I

ITEM 1.  FINANCIAL STATEMENTS

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                   2001         2000          2001        2000
                                               -----------  -----------  -----------  ------------                                                                   (in thousands of dollars)
Operating revenues:
 Electric                                      $  904,247   $  893,145   $1,881,471   $1,822,414
 Gas                                              185,418      151,838      575,231      416,177
 Other                                                132          511          312        1,488
                                               -----------  -----------  -----------  -----------
                                                1,089,797    1,045,494    2,457,014    2,240,079
                                               -----------  -----------  -----------  -----------
Operating expenses:
 Electricity purchased                            411,240      407,582      851,915      782,637
 Fuel for electric generation                       7,382       15,644       21,699       28,974
 Gas purchased                                    111,263       79,994      391,627      236,980
 Other operation and maintenance expenses         258,043      224,501      516,538      447,369
 Amortization/accretion of MRA/IPP buyout costs    91,072       93,978      182,145      187,636
 Depreciation and amortization                     79,217       78,362      157,104      156,312
 Other taxes                                       65,225       70,442      115,808      138,774
                                               -----------  -----------  -----------  -----------
                                                1,023,442      970,503    2,236,836    1,978,682
                                               -----------  -----------  -----------  -----------
Operating income                                   66,355       74,991      220,178      261,397
Other income (deductions)                        (46,802)        2,553      (44,468)      (2,365)
                                               -----------  -----------  -----------  -----------
Income before interest charges                     19,553       77,544      175,710      259,032
Interest charges                                   99,592      109,565      202,487      220,897
Preferred dividend requirement of subsidiary        7,757        7,904       15,515       15,808
                                               -----------  -----------  -----------  -----------
Income (loss) before income taxes                 (87,796)     (39,925)     (42,292)      22,327
Income taxes                                       (7,761)     (21,116)       9,619       26,662
                                               -----------  -----------  -----------  -----------
Loss before extraordinary item and cumulative
 effect of a change in accounting principle       (80,035)     (18,809)     (51,911)      (4,335)

Extraordinary item - Loss from the
 extinguishment of debt, net of income taxes            -         (909)           -         (909)

Cumulative effect of a change in accounting
 principle, net of income taxes (Note 1)                -            -       12,790            -
                                               -----------  -----------  -----------  -----------
Net income (loss) (Note 1)                     $  (80,035)  $  (19,718)  $  (39,121)  $   (5,244)
                                               ===========  ===========  ===========  ===========
Average number of shares of common stock
 outstanding (in thousands)                       160,240      171,088      160,240      174,220

Basic and diluted loss per average
 share of common stock before extraordinary
 item and cumulative effect of a change in
 accounting principle                          $    (0.50)  $    (0.11)  $    (0.32)  $    (0.02)

Extraordinary item per average share of
 common stock                                           -        (0.01)           -        (0.01)
Cumulative effect of a change in accounting
 principle                                              -            -         0.08            -
                                               -----------  -----------  -----------  -----------
Basic and diluted earnings (loss) per average
   share of common stock                       $    (0.50)  $    (0.12)  $    (0.24)  $    (0.03)
                                               ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                           June 30,
                                                            2001        December 31,
                                                         (Unaudited)        2000
                                                        ------------   ------------
                                                           (In thousands of dollars)
Utility plant:
   Electric plant                                       $ 7,201,994    $ 7,179,329
   Nuclear fuel                                             674,721        672,259
   Gas plant                                              1,326,578      1,310,649
   Common plant                                             359,604        349,751
   Construction work in progress                            245,093        289,634
                                                        ------------   ------------
     Total utility plant                                  9,807,990      9,801,622
   Less - Accumulated depreciation and amortization       4,111,520      4,019,282
                                                        ------------   ------------
     Net utility plant                                    5,696,470      5,782,340
                                                        ------------   ------------
Other property and investments                              533,300        596,036
                                                        ------------   ------------
Current assets:
  Cash, including temporary cash investments
   of $123,378 and $66,796, respectively                    169,171        108,343
  Accounts receivable (less allowance for doubtful
   accounts of $69,700 and $62,600, respectively)           307,285        470,820
  Materials and supplies, at average cost:
   Gas storage                                               44,240         53,863
   Other                                                     90,162         93,431
   Assets from price risk management activities (Note 1)     21,330         67,603
   Prepaid taxes                                             43,811         19,393
   Other                                                     20,836         37,745
                                                        ------------   ------------
                                                            696,835        851,198
                                                        ------------   ------------
Regulatory assets (Note 3):
   MRA regulatory asset                                   3,151,007      3,328,720
   Swap contracts regulatory asset                          611,646        625,103
   Regulatory tax asset                                     409,636        408,303
   IPP restructuring costs                                  215,669        234,117
   Deferred environmental restoration costs (Note 2)        285,000        285,000
   Deferred loss on sale of assets                          122,804        158,333
   Postretirement benefits other than pensions               43,164         45,084
   Unamortized debt expense                                  37,787         39,823
   Other                                                    168,921        191,524
                                                        ------------   ------------
                                                          5,045,634      5,316,007
                                                        ------------   ------------
Other assets                                                 91,622         78,081
                                                        ------------   ------------
                                                        $12,063,861    $12,623,662
                                                        ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                                     2001       December 31,
                                                                  (Unaudited)       2000
                                                                 ------------    -----------
                                                                   (In thousands of dollars)
Capitalization (Note 1):
  Common stockholders' equity:
   Common stock - $0.01 par value; authorized 300,000,000 shares;
    issued 187,364,863 shares; outstanding 160,239,818 shares    $     1,874          1,874
   Treasury stock, at cost - 27,125,045 shares                      (407,193)      (407,193)
   Capital stock premium and expense                               2,548,576      2,547,885
   Accumulated other comprehensive income                            (45,734)       (31,861)
   Retained earnings                                                 525,288        564,409
                                                                 ------------    -----------
                                                                   2,622,811      2,675,114
  Preferred stock of subsidiary:
   Not subject to mandatory redemption                               440,000        440,000
   Subject to mandatory redemption                                    51,950         53,750
  Long-term debt                                                   4,735,477      4,678,963
                                                                 ------------    -----------
   Total capitalization                                            7,850,238      7,847,827
                                                                 ------------    -----------
Current liabilities:
   Short-term debt                                                     5,000        110,000
   Long-term debt due within one year                                418,121        628,325
   Sinking fund requirements on redeemable preferred
    stock of subsidiary                                                7,620          7,620
   Accounts payable                                                  278,678        482,965
   Payable on outstanding bank checks                                 18,624         28,536
   Customers' deposits                                                20,393         18,807
   Accrued taxes                                                      56,455          9,881
   Accrued interest                                                   92,256         98,408
   Accrued vacation pay                                               35,206         34,607
   Liabilities from price risk management activities (Note 1)         33,296          2,719
   Deferred gain on hedging activity (Note 1)                              -         17,409
   Other                                                             157,643        137,953
                                                                 ------------    -----------
                                                                   1,123,292      1,577,230
                                                                 ------------    -----------
Regulatory and other liabilities (Note 3):
   Accumulated deferred income taxes                               1,483,732      1,472,818
   Liability for swap contracts                                      757,059        778,229
   Employee pension and other benefits                               214,895        218,569
   Deferred gain on swap hedges                                            -         66,405
   Other                                                             349,645        377,584
                                                                 ------------    -----------
                                                                   2,805,331      2,913,605
                                                                 ------------    -----------
Commitments and contingencies (Notes 2 and 3):
   Liability for environmental restoration                           285,000        285,000
                                                                 ------------   ------------
                                                                 $12,063,861    $12,623,662
                                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                           2001         2000
                                                                       ----------    ----------
                                                                       (in thousands of dollars)
Cash flows from operating activities:
 Net income (loss)                                                     $ (39,121)     $  (5,244)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Extraordinary loss on extinguishment of debt, net of taxes                 -            887
   Cumulative effect of a change in accounting principle, net of taxes    (8,826)            -
   Depreciation and amortization                                         157,104       156,312
   Impairment charge of investment                                        44,000             -
   Amortization/accretion of MRA/IPP buyout costs                        182,145       187,636
   Amortization of nuclear fuel                                           12,641        13,891
   Provision for deferred income taxes                                     4,828        27,019
   Net accounts receivable (net of changes in accounts receivable sold)  149,833       (80,698)
   Materials and supplies                                                  8,284         5,488
   Accounts payable and accrued expenses                                (169,610)       (1,359)
   Accrued interest and taxes                                             40,422        83,748
   Changes in MRA and IPP buyout costs regulatory assets                  23,561        17,165
   Deferral of MRA interest rate savings                                   8,457        10,829
   Changes in other assets and liabilities                                 1,247       (16,712)
                                                                       ----------    ----------
    Net cash provided by operating activities                            414,965       398,962
                                                                       ----------    ----------
Cash flows from investing activities:
 Construction additions                                                 (115,333)      (89,901)
 Nuclear fuel                                                             (2,461)      (17,236)
                                                                       ----------    ----------
   Acquisition of utility plant                                         (117,794)     (107,137)
 Materials and supplies related to construction                             (175)          444
 Accounts payable and accrued expenses related to construction           (42,403)         (340)
 Proceeds from the sale of generation assets                              83,838        47,500
 Other investments                                                        18,992        27,380
 Other                                                                    (1,560)        3,009
                                                                       ----------    ----------
    Net cash used in investing activities                                (59,102)      (29,144)
                                                                       ----------    ----------
Cash flows from financing activities:
 Net change in short-term debt                                          (105,000)            -
 Reduction in preferred stock of subsidiary                               (1,800)       (1,800)
 Reduction in long-term debt                                            (305,053)     (307,291)
 Proceeds from long-term debt                                            130,000       200,000
 Purchase of treasury stock                                                    -      (190,168)
 Other                                                                   (13,182)          709
                                                                       ----------    ----------
    Net cash used in financing activities                               (295,035)     (298,550)
                                                                       ----------    ----------
Net increase in cash                                                      60,828        71,268
Cash at beginning of period                                              108,343       116,164
                                                                       ----------    ----------
Cash at end of period                                                  $ 169,171     $ 187,432
                                                                       ==========    ==========

Supplemental disclosures of cash flow information:
   Interest paid                                                       $ 189,494     $ 164,805
   Income taxes paid                                                   $   5,187     $     112

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

                                                   Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                   2001       2000       2001         2000
                                                ---------  ---------  ----------- -----------
                                                           (in thousands of dollars)
Operating revenues:
 Electric                                       $781,175   $770,226   $1,604,741  $1,598,272
 Gas                                             164,976    136,978      521,116     382,825
                                                ---------  ---------  ----------- -----------
                                                 946,151    907,204    2,125,857   1,981,097
                                                ---------  ---------  ----------- -----------
Operating expenses:
 Electricity purchased                           283,495    286,192      574,548     566,082
 Fuel for electric generation                      7,382     15,644       21,699      28,974
 Gas purchased                                    91,726     65,533      341,486     203,965
 Other operation and maintenance expenses        253,546    219,856      502,171     437,512
 Amortization/accretion of MRA/IPP buyout costs   91,072     93,978      182,145     187,636
 Depreciation and amortization                    79,093     78,212      156,861     156,044
 Other taxes (Note 1)                             65,041     70,257      115,444     138,252
                                                ---------  ---------  ----------- -----------
                                                 871,355    829,672    1,894,354   1,718,465
                                                ---------  ---------  ----------- -----------
Operating income                                  74,796     77,532      231,503     262,632
Other deductions                                  (1,908)       (27)      (2,697)     (7,392)
                                                ---------  ---------  ----------- -----------
Income before interest charges                    72,888     77,505      228,806     255,240
Interest charges                                  99,592    109,565      202,487     220,897
                                                ---------  ---------  ----------- -----------
Income (loss) before income taxes                (26,704)   (32,060)      26,319      34,343

Income taxes                                      (4,462)   (20,283)      13,312      25,287
                                                ---------  ---------  ----------- -----------
Income (loss) before extraordinary item          (22,242)   (11,777)      13,007      9,056

Extraordinary item - Loss from the
 extinguishment of debt, net of income taxes           -       (909)           -        (909)
                                                ---------  ---------  ----------- -----------
Net income (loss) (Note 1)                       (22,242)   (12,686)      13,007       8,147
Dividends on preferred stock                       7,757      7,904       15,515      15,808
                                                ---------  ---------  ----------- -----------
Balance available for common stock              $(29,999)  $(20,590)  $   (2,508) $   (7,661)
                                                =========  =========  =========== ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2001       December 31,
                                                        (Unaudited)        2000
                                                       ------------   ------------
                                                         (In thousands of dollars)
Utility plant:
 Electric plant                                        $ 7,201,994    $ 7,179,329
 Nuclear fuel                                              674,721        672,259
 Gas plant                                               1,326,578      1,310,649
 Common plant                                              359,604        349,751
 Construction work in progress                             245,093        289,634
                                                       ------------   ------------
   Total utility plant                                   9,807,990      9,801,622
 Less - Accumulated depreciation and amortization        4,111,520      4,019,282
                                                       ------------   ------------
   Net utility plant                                     5,696,470      5,782,340
                                                       ------------   ------------
Other property and investments                             441,542        420,391
                                                       ------------   ------------
Current assets:
 Cash, including temporary cash investments
  of $65,565 and $48,123, respectively                      82,698         75,025
 Accounts receivable (less allowance for doubtful
  accounts of $63,600 and $59,100, respectively)           264,358        390,452
 Materials and supplies, at average cost:
   Gas storage                                              41,124         50,947
   Other                                                    90,162         93,431
 Assets from price risk management activities (Note 1)         112         65,052
 Prepaid taxes                                              33,639          7,882
 Other                                                      16,410         31,195
                                                       ------------   ------------
                                                           528,503        713,984
                                                       ------------   ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                    3,151,007      3,328,720
 Swap contracts regulatory asset                           611,646        625,103
 Regulatory tax asset                                      409,636        408,303
 IPP restructuring costs                                   215,669        234,117
 Deferred environmental restoration costs (Note 2)         285,000        285,000
 Deferred loss on sale of assets                           122,804        158,333
 Postretirement benefits other than pensions                43,164         45,084
 Unamortized debt expense                                   37,787         39,823
 Other                                                     168,921        191,524
                                                       ------------   ------------
                                                         5,045,634      5,316,007
                                                       ------------   ------------
Other assets                                                90,843         77,235
                                                       ------------   ------------
                                                       $11,802,992    $12,309,957
                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               2001     December 31,
                                                                           (Unaudited)      2000
                                                                          ------------  ------------
                                                                          (In thousands of dollars)
Capitalization:
 Common stockholders' equity:
   Common stock - $1 par value; authorized 250,000,000 shares;
    issued and outstanding 187,364,863 shares                             $   187,365   $   187,365
   Repurchase of Holdings' common stock, at cost                             (407,193)     (407,193)
   Capital stock premium and expense                                        2,363,095     2,362,404
   Accumulated other comprehensive income                                     (20,384)       (7,459)
   Retained earnings                                                          259,438       299,106
                                                                          ------------  ------------
                                                                            2,382,321     2,434,223
                                                                          ------------  ------------
 Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
   Non-redeemable (optionally redeemable), issued 2,100,000 shares            210,000       210,000
   Redeemable (mandatorily redeemable), issued 150,000 and 168,000 shares,
    respectively                                                               13,200        15,000
 Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
   Non-redeemable (optionally redeemable), issued 6,200,000 shares            230,000       230,000
   Redeemable (mandatorily redeemable), issued 1,782,801 shares                38,750        38,750
                                                                          ------------  ------------
                                                                              491,950       493,750
                                                                          ------------  ------------
 Long-term debt                                                             4,735,477     4,678,963
                                                                          ------------  ------------
   Total capitalization                                                     7,609,748     7,606,936
                                                                          ------------  ------------

Current liabilities:
  Short-term debt                                                               5,000       110,000
  Long-term debt due within one year                                          418,121       628,325
  Sinking fund requirements on redeemable preferred stock                       7,620         7,620
  Accounts payable                                                            223,899       404,115
  Payable on outstanding bank checks                                           18,625        28,536
  Customers' deposits                                                          20,393        18,807
  Accrued taxes                                                                58,532        10,867
  Accrued interest                                                             92,256        98,408
  Accrued vacation pay                                                         35,206        34,607
  Liabilities from price risk management activities (Note 1)                   33,296         2,719
  Deferred gain on futures contracts (Note 1)                                       -        17,409
  Other                                                                       184,070       136,789
                                                                          ------------  ------------
                                                                            1,097,018     1,498,202
                                                                          ------------  ------------
Regulatory and other liabilities (Note 3):
  Accumulated deferred income taxes                                         1,489,627     1,479,032
  Liability for swap contracts                                                757,059       778,229
  Employee pension and other benefits                                         214,895       218,569
  Deferred gain on swap hedges                                                      -        66,405
  Other                                                                       349,645       377,584
                                                                          ------------  ------------
                                                                            2,811,226     2,919,819
                                                                          ------------  ------------
Commitments and contingencies (Notes 2 and 3):
  Liability for environmental restoration                                     285,000       285,000
                                                                          ------------  ------------
                                                                          $11,802,992   $12,309,957
                                                                          ============  ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash
(UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                      2001          2000
                                                                  ----------    ----------
                                                                  (In thousands of dollars)
Cash flows from operating activities:
 Net income                                                       $  13,007     $   8,147
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                    156,861       156,044
   Amortization/accretion of MRA/IPP buyout costs                   182,145       187,636
   Amortization of nuclear fuel                                      12,641        13,891
   Extraordinary loss on the extinguishment of debt, net of taxes         -           887
   Provision for deferred income taxes                                9,262        27,015
   Net accounts receivable (net of changes in accounts
    receivable sold)                                                112,393       (46,026)
   Materials and supplies                                             8,484         5,550
   Accounts payable and accrued expenses                           (177,514)      (19,674)
   Accrued interest and taxes                                        41,513        84,306
   Changes in MRA and IPP buyout costs regulatory assets             23,561        17,165
   Deferral of MRA interest rate savings                              8,457        10,829
   Changes in other assets and liabilities                           30,398        (6,148)
                                                                  ----------    ----------
    Net cash provided by operating activities                       421,208       439,622
                                                                  ----------    ----------
Cash flows from investing activities:
 Construction additions                                            (115,333)      (89,901)
 Nuclear fuel                                                        (2,461)      (17,236)
                                                                  ----------    ----------
 Acquisition of utility plant                                      (117,794)     (107,137)
 Materials and supplies related to construction                        (175)          444
 Accounts payable and accrued expenses related to construction      (37,589)       (4,919)
 Other investments                                                  (20,895)      (18,627)
 Proceeds from the sale of generation assets                         83,838        47,500
 Other                                                               (1,317)        5,497
                                                                  ----------    ----------
    Net cash used in investing activities                           (93,932)      (77,242)
                                                                  ----------    ----------
Cash flows from financing activities:
 Common stock dividend paid to Holdings                             (10,000)      (36,132)
 Repurchase of Holdings' common stock                                     -      (190,168)
 Preferred dividends paid                                           (15,515)      (15,808)
 Reduction in long-term debt                                       (305,053)     (307,291)
 Proceeds from long-term debt                                       130,000       200,000
 Reduction in preferred stock                                        (1,800)       (1,800)
 Net change in short-term debt                                     (105,000)            -
 Other                                                              (12,235)          709
                                                                  ----------    ----------
    Net cash used in financing activities                          (319,603)     (350,490)
                                                                  ----------    ----------
Net increase in cash                                                  7,673        11,890
Cash at beginning of period                                          75,025        72,479
                                                                  ----------    ----------
Cash at end of period                                             $  82,698     $  84,369
                                                                  ==========    ==========
Supplemental disclosures of cash flow information:
        Interest paid                                             $ 189,494     $ 164,805
        Income taxes paid (refunded)                              $   3,310     $    (772)

Supplemental schedule of noncash financing activities:
  In 2001, the Board of Directors declared a dividend of $37.2 million payable by Niagara Mohawk to Holdings, of which $10 million was paid in May 2001.

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  This Quarterly Report on Form 10-Q is a combined report of Holdings and Niagara Mohawk, a regulated electric and gas utility subsidiary. The Notes to the Consolidated Financial Statements apply to both Holdings and Niagara Mohawk. Holdings’ consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Niagara Mohawk. Niagara Mohawk’s consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries.

Holdings and Niagara Mohawk, in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Holdings and Niagara Mohawk’s combined 2000 Annual Report on Form 10–K.

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three–month and six–month periods ended June 30, 2001 should not be taken as an indication of earnings for all or any part of the balance of the year.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998 have depressed and will continue to substantially depress earnings during the five–year term of Power Choice. The ability of Niagara Mohawk to improve earnings in the future will depend on the outcome of the regulatory process, including the effect on rates proposed in connection with the pending merger with National Grid. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Pending Merger Agreement with National Grid,” for a discussion of the pending merger, and see Holdings and Niagara Mohawk’s combined Form 10–K for the fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Pending Merger Rate Plan,” for a discussion of the rate plan filed in connection with the merger. The closing of the sale of the fossil and hydro generation assets at various times during 2000 and 2001 has also affected the comparability of the financial statements. See Holdings and Niagara Mohawk’s combined Form 10–K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 2, for a further discussion of the MRA and the generation asset sales.

The consolidated cash flow statements for Holdings and Niagara Mohawk have been presented to reflect the closings of the sales of the fossil and hydro generation assets, such that certain individual line items are net of the effects of the sales.

Comprehensive Income:  Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to foreign currency translation adjustments, additional minimum pension liability recognition, deferred gains and losses associated with hedging activity and unrealized gains and losses associated with certain investments held as available for sale. The primary difference in comprehensive income between Holdings and Niagara Mohawk is the treatment of Niagara Mohawk’s preferred dividends and reported net income or loss. Total comprehensive income (loss) for the three months and six months ended June 30, 2001 and 2000 were as follows:

                  Three Months Ended    Six Months Ended
                        June 30,             June 30,
Company:            2001       2000       2001      2000
--------------    --------   -------    --------  -------
                          (in millions of dollars)
Holdings          $(92.6)    $(21.6)    $(53.0)   $ (7.3)
Niagara Mohawk     (38.4)     (12.8)       0.1       8.4

New Accounting Standards – Derivatives and Hedging Activities:  The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 137 changed the implementation date for this standard to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” which, among other changes, modified the type and number of transactions to which the new standard would need to be applied. Holdings and Niagara Mohawk adopted this standard beginning January 1, 2001. See Holdings and Niagara Mohawk’s combined Form 10–Q for the period ended March 31, 2001, Part I, Item 1. Notes to Consolidated Financial Statements – Note 1, Summary of Significant Accounting Policies – Derivatives and Hedging Activities for more discussion of the implementation of SFAS No. 133.

New Accounting Standards – Other:  In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Holdings is currently evaluating these new standards in light of the pending merger. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Pending Merger Agreement with National Grid,” for a discussion of the pending merger.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long–lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Holdings and Niagara Mohawk are currently evaluating the effect of this statement on Holdings and Niagara Mohawk’s results of operations and financial position.

NOTE 2.  CONTINGENCIES

Environmental issues:   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state, or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 123 sites that comprise the current liability estimates, including 67 which are Niagara Mohawk–owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk–owned sites are designed to (1) determine if environmental contamination problems exist, (2) if necessary, determine the appropriate remedial actions, and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. As site investigations are completed, Niagara Mohawk expects to determine site–specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

Estimates of the cost of remediation and post–remedial monitoring are based upon a variety of factors, including identified or potential contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk’s estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation (“DEC”). Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $285 million, which is reflected in both Holdings and Niagara Mohawk’s Consolidated Balance Sheets at June 30, 2001 and December 31, 2000. The potential high end of the range is presently estimated at approximately $496 million. The probabilistic method was used to determine the amount to be accrued for 21 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk has executed a voluntary clean–up order with the DEC for the investigation and, as required, the remediation of these additional sites. The order is awaiting execution by the DEC. Niagara Mohawk has included amounts for only the investigation of these sites in the estimated liability. Niagara Mohawk is unable to estimate the costs to remediate these sites, since they primarily relate to non–owned sites and were previously owned by predecessor companies of Niagara Mohawk.

Niagara Mohawk has recorded a regulatory asset representing the investigation, remediation and monitoring obligations to be recovered from ratepayers. Power Choice and the gas rate settlements provide for the continued application of deferral accounting for variations in spending from amounts provided in rates. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $82.3 million, with an expected value calculation of $61.7 million, which is included in the amounts accrued at June 30, 2001 and December 31, 2000. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.7 million and an expected value calculation of $13.6 million. With respect to another operating unit, the DEC is expected to issue a proposed remedial action plan (“PRAP”) in the fall 2001. Currently, the high end of this unit is estimated to be $63.2 million, with an expected value calculation of $42.5 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $7.1 million, with an expected value calculation of $5.6 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

In May 1995, Niagara Mohawk filed a complaint pursuant to applicable federal and New York State law in the U.S. District Court for the Northern District of New York against several defendants seeking recovery of past and future costs associated with the investigation and remediation of the Harbor Point and surrounding sites.

Niagara Mohawk has settled with several of the defendants. The settling parties have filed a stipulation of discontinuance with the Court. The Court dismissed the action with prejudice on July 2, 2001, based on the settling parties stipulation of discontinuance. The settlements achieved substantially reduce Niagara Mohawk’s financial exposure concerning the remediation of Harbor Point and the surrounding sites, which has been reflected in the $285 million environmental liability.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Holdings and Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate–regulated entities with respect to its regulated operations. Substantively, SFAS No. 71 permits a public utility, regulated on a cost–of–service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.0 billion at June 30, 2001. These regulatory assets are probable of recovery.

MRA regulatory asset:  Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the cost to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk’s rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

Swap contract regulatory asset:    The swap contracts regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liability is the present value of the forecasted difference between estimated future market prices and the contract prices for the notional quantities of power in the restated PPA contracts with the IPPs and in the financial swaps associated with the PPAs from the sale of the Huntley and Dunkirk coal–fired and the Albany oil and gas–fired generation plants. In the balance sheet presentation, a portion of the Swap Contracts Regulatory Asset is recorded within the MRA Regulatory Asset. The portion of this regulatory asset associated with the restated IPP contracts will be amortized over ten years ending in June 2008, in accordance with the MRA and Power Choice, as notional quantities are settled. The portion of this regulatory asset associated with the Huntley and Dunkirk PPAs will be amortized over the remaining terms of these contracts ending on June 2003. The Albany contract expires on September 30, 2003. See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 8 and Note 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten.

IPP Restructuring Costs:   Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract restructurings. Through June 2001, there have been 13 IPP contracts for approximately 161 MWs terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP restructurings will generally be amortized over five years in accordance with Power Choice, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings of the restructurings during the remaining term of Power Choice to offset the amortization expense. Niagara Mohawk continues to evaluate opportunities related to restructurings and amendments of other IPP contracts.

Deferred loss on the sale of assets:   See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 2, for a detailed discussion of the non–nuclear generation asset sales. Power Choice required Niagara Mohawk to divest its portfolio of fossil and hydro generation assets and provided for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. Niagara Mohawk has completed the sales of these assets and has recorded a regulatory asset of $122.8 million as of June 30, 2001, for the net loss on the sale of its coal–fired generation plants, its hydro generation assets, and its oil and gas fired plants. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss during the Power Choice period and would have to request a return to be applicable after the expiration of Power Choice (August 31, 2003), subject to the approval of the PSC. The amount of this regulatory asset is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. The net loss or stranded cost balance of $122.8 million at June 30, 2001 reflects the results of the PSC Staff’s recommended adjustments based on their review of the generation asset sales through year end 2000, as well as the results of the Roseton sale. Niagara Mohawk will begin recovery of the loss in 2003, over a period not to exceed the average remaining life of the assets sold, estimated at 20 years. Niagara Mohawk has recorded a non–cash incentive as provided for in Power Choice of $18.6 million based on the asset sales, of which $6.8 million is reflected in income in 2001 in the “Other income (deductions)” line item of the Consolidated Income Statements and $11.8 million was reflected in income in 1999 and 2000. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The merger rate plan proposal would modify the recovery period of stranded costs and incentives.

Niagara Mohawk has also announced an agreement to sell its nuclear generation assets. See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 3, for a complete discussion regarding this announced sale of Niagara Mohawk’s nuclear generation assets and its regulatory treatment. On May 8, 2001, Niagara Mohawk announced that it filed a joint proposal of settlement regarding the rate treatment of the sale of its interests in Unit 1 and Unit 2 to Constellation Nuclear, LLC. The settlement was reached with Multiple Intervenors (an association of large customers on behalf of its members in Niagara Mohawk’s service territory) and the staff of the PSC. The settlement remains subject to approval by the PSC. The key provisions of the joint proposal include:

o	Full recovery of all stranded costs (other than $123 million), including a return, over a period projected not to exceed ten years; and
o	Approval of 2 PPAs, 1 for 41 percent (Niagara Mohawk’s ownership share) of 90 percent of the output of Unit 2 for a term of 10 years, and another for 90 percent of the output of Unit 1 until the end of its current license life (2009).

In addition to the PSC, the sale is subject to approval from the FERC. In June 2001, the Nuclear Regulatory Commission approved the sale of the nuclear assets to Constellation Nuclear, LLC. Niagara Mohawk is hopeful the transaction will close in the third quarter 2001.

Notwithstanding the announced sale, because Unit 2 has multiple owners (and the sale of Unit 1 is contingent on the sale of Unit 2) and because these sales are still subject to regulatory hurdles that must be overcome, including the other co-tenants reaching settlement with the PSC staff, Niagara Mohawk does not believe that a sale is any more likely to occur than other possible outcomes, including the possible continued operation of the plants by Niagara Mohawk for the remainder of their useful lives. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Pending Merger Agreement with National Grid,” for a discussion of how the merger agreement is impacted by the sale of nuclear assets).

In the event that the sale of the nuclear assets does not occur, Niagara Mohawk will continue to recover the costs to run the nuclear generation plants in its Power Choice rates. In addition, Niagara Mohawk would continue to participate in the PSC regulatory proceeding regarding the future of nuclear assets in New York State.

Because of the uncertainty as to the pending sale, Niagara Mohawk has continued to utilize its best estimate of cash flows based on a held-and-used (regulated) model for purposes of assessing whether an asset impairment existed as of June 30, 2001. Under this assumption, the nuclear generating assets are not impaired.

If, and when, Niagara Mohawk concludes that its best estimate of future cash flows is from the sale of the power plants, the impairment test will be performed taking into consideration the expected cash flows from operations until the sale and expected cash proceeds from the sale of the assets. If the terms of the joint proposal of settlement were to be implemented, Niagara Mohawk would expect to record a write–off of $123 million before tax. In addition, the joint proposal of settlement provides for recording in earnings the previously deferred investment tax credits of approximately $79 million.

SFAS No. 71 and other accounting matters:   The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97–4, “Deregulation of the Pricing of Electricity – Issues Related to the Application of SFAS No. 71” and SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuance of Application of FASB Statement No. 71” in July 1997. EITF 97–4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the CTC and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset over its planned amortization period and to provide recovery of and a return on the remainder of its assets, as appropriate. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after–tax, non–cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Holdings and Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s, and therefore, Holdings’ ability to pay dividends.

Under Power Choice, Niagara Mohawk’s remaining electric business (electric transmission, distribution and nuclear business) continues to be rate–regulated on a cost–of–service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

NOTE 4.  SEGMENT INFORMATION

Holdings is organized between regulated and unregulated activities. Within the regulated business, Niagara Mohawk, which has 97 percent of total assets and 87 percent of total revenues, there are two principal business units: Energy Delivery and Nuclear. As discussed in Note 3 above, Niagara Mohawk has a proposed sale of the nuclear generation assets. Although there are two identified business units, financial performance and resource allocation are measured and managed at the regulated business level. Holdings’ management is pursuing a sale of Niagara Mohawk Energy Inc.’s (“Niagara Mohawk Energy”) energy marketing business. The energy marketing business had revenues of $330.8 million and net income from continuing operations after the cumulative effect of the accounting change ( net of income taxes) of $7.9 million in the first six months of 2001.

Holdings and Niagara Mohawk use a shareholder value based management system. The measure of shareholder value creation is Economic Value Added (“EVA®”). EVA® is the financial measure used to evaluate projects, allocate resources and report and provide performance incentives.

                             For The Three Months        For The Six Months
                                Ended June 30,             Ended June 30,
                                --------------             --------------
                             Total      Economic        Total       Economic
(In thousands of dollars)  Revenues    Value Added     Revenues    Value Added
-------------------------  ------------------------   ------------------------
2001
Regulated                 $  946,151   $ (153,109)    $2,125,857   $(249,503)
Unregulated                  143,646      (16,469)       331,157     (12,860)
                          ------------------------    -----------------------
 Total Consolidated       $1,089,797   $ (169,578)    $2,457,014   $(262,363)
                          ========================    =======================
2000
Regulated                 $  907,204   $ (157,315)    $1,981,097   $(283,467)
Unregulated                  138,310       (7,718)       259,002     (13,776)
Eliminations                     (20)           -            (20)          -
                          ------------------------    -----------------------
 Total Consolidated       $1,045,494   $ (165,033)    $2,240,079   $(297,243)
                          ========================    =======================

EVA® is calculated as Net Operating Profit after Taxes less a charge for the use of capital employed. The capital charge is determined by applying a rate representing an estimate of investors’ expected return given the risk of the business and a targeted capital structure. The rate is not the same as the embedded cost of capital, and in particular does not reflect the return on equity that may be established in a rate proceeding. Certain adjustments to accounting data are made to more closely reflect operating or economic results. For the three months and six months ending June 30, 2001 and 2000, an adjustment is made to include the recognition of the estimated net present value of remaining future above-market contract payments to IPPs, which is calculated annually, and the corresponding recognition of imputed interest as shown in the table below. In addition, there was a significant adjustment in 2001 to reflect the recognition of an impairment charge on Holdings’ entire investment in Telergy, Inc., a development stage telecommunications company, of $44.0 million.

                                Three months ended June 30,  Six months ended June 30,
(in thousands of dollars)            2001         2000           2001        2000
------------------------------   --------------------------  -------------------------

Estimated net present value of   $1,314,600   $1,383,600     $1,314,600   $1,383,600
the remaining future above
market contracts with the IPPs

Corresponding recognition of         $9,678      $10,188        $19,356      $20,376
imputed interest

EVA® is further segmented between EVA® from Operations and EVA® related to the IPPs. This distinction is used to allow management to focus on operating performance separate from the consequences of the IPP contracts, the MRA regulatory asset and finance decisions related to managing the capitalization of Holdings.

A reconciliation of total segment EVA® to total consolidated net income for the three months and six months ended June 31, 2001 and 2000 is as follows:

                                      Three Months Ended June 30,    Six Months Ended June 30,
(in thousands of dollars)                 2001          2000             2001         2000
------------------------------------  ---------------------------    -------------------------
Economic Value Added:
    Operations                          $ (92,887)   $ (67,376)      $(108,244)    $ (99,995)
    Stranded Costs                        (76,691)     (97,657)       (154,119)     (197,248)
                                      ---------------------------    -------------------------
Total Economic Value Added               (169,578)    (165,033)       (262,363)     (297,243)
Charge for Use of Investor's Capital      216,039      236,521         434,659       473,480
Adjustments for Significant Items         (44,000)           -         (44,000)            -
Interest Component of IPP Payments
 (net of taxes)                            (9,699)     (10,188)        (19,391)      (20,376)
Interest Charges (net of taxes)           (65,040)     (72,205)       (132,511)     (144,388)
Extraordinary Item (net of taxes)               -         (909)              -          (909)
Niagara Mohawk Preferred Dividends         (7,757)      (7,904)        (15,515)      (15,808)
                                      ---------------------------    -------------------------
   Consolidated Net Income (Loss)       $ (80,035)   $ (19,718)      $ (39,121)    $  (5,244)
                                      ===========================    =========================
EVA® is a registered trademark of Stern Stewart & Co.

NOTE 5.  DERIVATIVES AND HEDGING ACTIVITIES

Niagara Mohawk has six types of derivative instruments: (1) financial swap agreements based on notional quantities of electric power (IPP swaps, Huntley, Dunkirk, and Albany swaps), (2) NYMEX gas futures, gas basis swaps, and an oil swap acquired to offset price escalation in the aforementioned swaps, (3) NYMEX gas futures hedging a power purchase agreement indexed to gas prices, (4) fixed for floating electricity swaps designated as cash flow hedges of anticipated purchases of electricity, and (5) NYMEX gas futures, and (6) Combination Call and Put Options designated as cash flow hedges of anticipated purchases of natural gas.

The derivative financial instruments held by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk has an Exposure Management Committee (“EMC”) to monitor and control efforts to manage risks. The EMC oversees the Financial Risk Management Policy (the “Policy”) applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and in volumes consistent with its core business.

The IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets and serve to limit Niagara Mohawk’s exposure to electricity prices. These swaps are an exchange of a contract price for the floating market price based on a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP indexed swaps and the Albany swap, the contract payments are indexed, primarily to fuel prices (natural gas and oil), and therefore, the payments Niagara Mohawk must make fluctuate with the prices for these commodities. To mitigate exposure, Niagara Mohawk acquired NYMEX gas futures, gas basis swaps, and the Albany Oil swap.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk to price risk for those commodities. Niagara Mohawk attempts to mitigate these risks using fixed for floating electric swaps and through the purchase of NYMEX gas futures.

During several months of 2001, Niagara Mohawk projects that it will be in a short position for electricity needed to supply customers. For those months, electricity would need to be purchased through the NYISO at market prices. While Niagara Mohawk expects supplies of electricity in upstate New York to be adequate during the summer, to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this shortage through fixed for floating swaps on electricity. For the first six months of 2001, Niagara Mohawk has recorded a decrease of $5.9 million to “Electricity purchased” from the settlement of these cash flow hedges.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. A related regulatory ruling requires that gas utilities in New York state include volatility of customers bills as one of the criteria to be used in developing their gas supply purchasing strategies. Niagara Mohawk is using NYMEX gas futures, and, beginning in April 2001, combinations of NYMEX call options and put options as hedges to effectively and prudently manage the volatility of those costs. The combination options are financial instruments called collars. Like the futures contracts, the collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices. For the first six months of 2001, Niagara Mohawk has recorded a decrease of $7.7 million to “Gas purchased” from the settlement of these cash flow hedges.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of electricity at market prices from the NYISO and the purchases of natural gas in each of the months hedged. Net deferred losses at June 30, 2001 for both electricity and gas cash flow hedges is $13.0 million based on June market prices. The deferral is recorded in “Accumulated other comprehensive income.” Since none of Niagara Mohawk’s cash flow hedges extend beyond one year, the net settlement gains or losses resulting from these hedges will be reclassified to earnings within the next 12 months. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

The application of SFAS No. 133 in the accounting for transmission congestion contracts (TCCs) was discussed in Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 1, Summary of Significant Accounting Policies – Derivatives. It has been determined that TCCs, as used by Niagara Mohawk, are excluded from the application of SFAS No. 133.

On July 18, 2001, Niagara Mohawk signed an energy supply agreement with Tractebel Energy Marketing, Inc. (“Tractebel”). Under this agreement Tractebel will manage Niagara Mohawk’s wholesale electricity portfolio for the period October 2001 through December 2006. Tractebel will sell to Niagara Mohawk a specified quantity of power at fixed prices through 2003. Then, beginning in 2004, the price would be adjusted based on the price of natural gas with an annual cap on the adjustments. Tractebel would provide electricity consumed by Niagara Mohawk’s retail customers, beyond the contract quantities, at the market prices in effect at the time. Niagara Mohawk believes this contract represents a power purchase agreement for quantities of electricity to be consumed in the normal course of business and as such will be excluded from accounting under SFAS 133. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Energy Supply Agreement” for more discussion of this contract).

Niagara Mohawk Energy also holds financial instruments and is engaged in trading activities. Niagara Mohawk Energy maintains a separate Risk Management and Trading Policy Manual that allows for transactions such as marketing and trading in retail and wholesale, physically and financially settled, energy based instruments. Like Niagara Mohawk’s Policy, the energy trading policy seeks to assure that risks are identified, evaluated, and actively managed.

Niagara Mohawk Energy uses purchases and sales of energy as well as derivative transactions (such as forwards, futures and swaps) to create margin and to hedge the price risk of its portfolio. TCCs are also used by Niagara Mohawk Energy to fix the price of delivered energy. Unlike Niagara Mohawk, because Niagara Mohawk Energy does not originally own the transmission rights, these instruments are not excludable from SFAS No. 133 and are included in its derivative portfolio. Niagara Mohawk Energy manages risk by quantifying market exposure and then comparing the quantification to pre-determined risk capital limit defined by the Niagara Mohawk Energy Board of Directors.

For a more detailed discussion of the various derivative instruments used, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data - Note 9, Fair Value of Financial and Derivative Financial Instruments. See also Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for a detailed discussion about how these items factor into Holdings and Niagara Mohawk’s risk management strategy.

REVIEW BY INDEPENDENT ACCOUNTANTS

Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s independent accountants, PricewaterhouseCoopers LLP, have applied limited procedures in accordance with professional standards for a review of the unaudited Consolidated Balance Sheets of Niagara Mohawk Holdings, Inc. and its subsidiary companies, as of June 30, 2001 and 2000, and the related unaudited consolidated statements of income and of cash flows for the three-month periods ended June 30, 2001 and 2000, and the unaudited Consolidated Balance Sheets of Niagara Mohawk Power Corporation and its subsidiary companies as of June 30, 2001 and 2000, and the related unaudited Consolidated Statements of Income and of cash flows for the three-month periods ended June 30, 2001 and 2000. The report of PricewaterhouseCoopers LLP dated August 14, 2001, regarding their limited reviews of the financial statements of Niagara Mohawk Holdings and its subsidiaries and Niagara Mohawk Power Corporation and its subsidiaries appears on the next page.

PricewaterhouseCoopers LLP’s report does not express an opinion on and PricewaterhouseCoopers LLP did not audit the interim unaudited consolidated financial information. Accordingly, the degree of reliance on the report of PricewaterhouseCoopers LLP on such financial information should be restricted in the light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Holdings, Inc. and
Niagara Mohawk Power Corporation
300 Erie Boulevard West
Syracuse, NY 13202

We have reviewed the condensed consolidated balance sheets of Niagara Mohawk Holdings, Inc. and its subsidiaries as of June 30, 2001 and 2000 (not presented herein), and the related condensed consolidated statements of income for each of the three month periods ended June 30, 2001 and 2000, and of cash flows for the six–month periods ended June 30, 2001 and 2000 and the condensed consolidated balance sheets of Niagara Mohawk Power Corporation and its subsidiaries as of June 30, 2001 and 2000 (not presented herein), and the related condensed consolidated statements of income and of cash flows for the three month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation’s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheets of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of December 31, 2000, and the related consolidated statements of income, and retained earnings, of cash flows and of comprehensive income for the year then ended (not presented herein), and in our report dated January 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York
August 14, 2001

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10–Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Holdings and Niagara Mohawk’s cash flow, the receipt of shareholder approval at National Grid to establish a new holding company to facilitate the merger and the timing and nature of federal and state regulatory actions on the pending merger with National Grid or the imposition of unacceptable conditions to approval by one or more regulatory agencies, the timing and outcome of the pending sale of Niagara Mohawk’s nuclear generation assets, the planned repayment of debt, the outcome of rate and reconciliation issues with the NYISO, escalating energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, the timing and nature of federal and state regulatory actions on the pending merger with National Grid, uncertainties regarding the ultimate impact on Holdings and Niagara Mohawk as the regulated electric and gas industries are further deregulated and electricity and gas suppliers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, the length and frequency of outages at Niagara Mohawk’s two nuclear plants, the results from Niagara Mohawk’s pending sale of its nuclear assets, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, estimated future environmental expenditures and the economic conditions of Niagara Mohawk’s service territory.

Pending Merger Agreement with National Grid

In September 2000, Holdings entered into a merger agreement with National Grid, under which National Grid will acquire Holdings, with Holdings’ shares being exchanged for a combination of cash and American Depository Shares in a new National Grid holding company.

The pending merger was approved by Holdings’ shareholders on January 19, 2001 and by National Grid’s shareholders on January 29, 2001. However, the merger is contingent on National Grid shareholders further approving the new holding company structure at a second meeting to be held later this year. On February 26, 2001, the merger received clearance under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, as amended. On June 13, 2001, FERC approved the merger. The pending merger is also contingent on the sale of Holdings’ nuclear facilities or other satisfactory arrangements being reached and is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the Public Utility Holding Company Act of 1935 and the PSC. Although Holdings cannot predict the timing or the outcome of the negotiations or timetable under which the PSC will consider the petition for the merger and the merger rate plan, Holdings is targeting the pending merger to be completed around the end of this year.

Holdings’ shareholders will receive $19 per share, subject to the dollar value of 5 National Grid ordinary shares being between $32.50 and $51.00 in a specified period shortly before the closing of the pending merger. In the event that the dollar value of 5 National Grid ordinary shares is greater than $51.00 during such period, the per share consideration received by Holdings’ shareholders will increase by two-thirds of the percentage of the increase in value over $51.00. In the event that the dollar value of 5 National Grid ordinary shares is less than $32.50 during such period, the per share consideration received by Holdings’ shareholders will decrease by two-thirds of the percentage of the decrease in value below $32.50. Shareholders can elect to receive their consideration either in cash or ADS’s, or a combination of both, subject to the aggregate cash consideration offered being at least $1.015 billion. If cash elections received from Holdings’ shareholders exceed $1.015 billion, National Grid has the option to increase the cash element of the consideration.

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

Pending Merger Rate Plan:  On January 17, 2001, Niagara Mohawk filed a petition for approval of the merger and the merger rate plan with the PSC. The objectives of the pending merger rate plan are lowering and stabilizing energy delivery rates for customers, continued development of competitive commodity supply and demand market with protections for small customers, resolving outstanding issues before the PSC, and continuing Niagara Mohawk’s return to financial stability. Key elements of the pending merger rate plan are a reduction in electricity delivery charges as compared to what customers would have otherwise paid (7.8 percent for residential, 3.8 percent for commercial, 6.4 percent for small to mid–sized industrial and 13.4 percent for large industrial), a ten–year “freeze” of reduced electricity delivery charges subject to limited adjustments for exogenous factors, power supply costs stabilized for small customers for four years, a one–year extension of the current Gas Settlement Agreement, and incentive mechanisms to encourage cost reductions, service quality, and transmission congestion management. Other major provisions include an extension of the current low–income customer assistance program, modifications to corporate structure and affiliate rules and establishment of storm and environmental response funds. Variations in commodity costs and transmission revenues would be flowed through to customers. Current gas delivery rates are frozen through August 2003 and the merger rate plan proposes to extend the current gas agreement by one year to August 2004, maintaining the delivery rate freeze, safety incentives and programs to facilitate a competitive market. The parties to the PSC proceeding are in confidential settlement negotiations. Niagara Mohawk cannot predict the timing or the outcome of the negotiations or timetable under which the PSC will consider the petition for the merger and the merger rate plan.

Power Choice:   The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

The Power Choice agreement established a five-year electric rate plan that reduces class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices includes certain savings that result from approved reductions of the GRT. New York State tax law changes that further reduce the GRT rate for some customers and eliminate the GRT for others, are not reflected in the price reductions. The tax law changes are discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data, - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

On April 27, 2001, Niagara Mohawk made a compliance filing with the PSC to cover the final two years of the Power Choice agreement, as required under the terms of such agreement. This filing was necessary should the proposed merger rate filing not be approved in time for September implementation. The merger rate filing described above would supersede this filing if it is approved. The proposal allows for implementation of the Power Choice agreement to pass through certain commodity–related costs to customers beginning September 1, 2001. Electric commodity costs, which fluctuate with market conditions, are projected to be higher as a result of recent trends in commodity markets, increases in charges from the NYISO and the expiration of some Niagara Mohawk supply contracts. Partially offsetting the projected increase in commodity costs is a reduction in rates for electric delivery service associated with a lowering of the competitive transition charge with respect to existing supply contracts. On balance, most customers are projected to see average total price increases of ten percent, depending upon actual commodity market conditions. However, residential and commercial customers will be provided with price protection from severe fluctuations in the commodity prices through a delivery charge adjustment mechanism that provides the value of the remaining financial instruments and supply contracts.

On July 31, 2001, Niagara Mohawk filed a supplemental filing that included downward adjustments to the commodity forecast to reflect the favorable impact of recent contract transactions that Niagara Mohawk entered into and the introduction of a transmission revenue adjustment mechanism. The transmission revenue adjustment mechanism will compare actual transmission revenues received with the $87.4 million forecast base transmission revenue used to develop Power Choice electric delivery prices, with differences collected from or returned to customers. The updated filing projects that most electric customers may experience approximately a two percent decrease from the amount forecasted in the April filing. Niagara Mohawk’s largest customers, who have already experienced market price increases, are expected to see average total price reductions of ten percent as a result of the cut in delivery rates. The compliance filing is subject to approval by the PSC.

Energy Supply Agreement with Tractebel:   On July 18, 2001, Niagara Mohawk entered into an energy-supply agreement with Tractebel that would substantially mitigate market price fluctuations and production risks in existing supply contracts and will help stabilize bills for customers who would otherwise have seen greater price volatility.

Under the agreement, which is subject to approval by the PSC, Tractebel will manage Niagara Mohawk’s wholesale electricity portfolio through 2006. Niagara Mohawk will sell to Tractebel at cost virtually all the electricity and electricity derivatives, including contracts tied to the price of natural gas, it currently has under contract with generators and energy marketers. In return, Tractebel will sell to Niagara Mohawk a specified quantity of electricity at a fixed price through 2003. Beginning in 2004, the fixed price would be subject to an annual capped adjustment based on the price of natural gas in futures markets.

Electricity consumed by retail customers beyond the quantity established in the agreement with Tractebel would be supplied to Niagara Mohawk at market prices in effect at that time. However, all Niagara Mohawk customers would retain the ability to purchase their electricity commodity from alternative suppliers. Niagara Mohawk’s largest customers will continue to buy power at market prices, as they have done in prior years.

In addition, Tractebel will act as Niagara Mohawk’s agent for all purchases from the NYISO. Under Power Choice, as discussed above, Niagara Mohawk would be able to pass–through certain commodity–related costs to customers beginning September 1, 2001.

Generation Asset Sales: See Item 1. Notes to the Consolidated Financial Statements – Note 3. Rate and Regulatory Issues and Contingencies, “Deferred loss on the sale of assets” and Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales.”

Stranded Cost Recovery:  In approving Power Choice, the PSC authorized changes to Niagara Mohawk’s Retail Tariff providing for the recovery of stranded costs in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs for customers leaving Niagara Mohawk’s system to be supplied by a municipal or other utility or IPP is governed by Rule 52 of Niagara Mohawk’s Retail Tariff, which became effective on April 6, 1998. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligation.

Alliance for Municipal Power

The Alliance for Municipal Power (“AMP”) is a group of 21 towns and villages in St. Lawrence and Franklin counties pursuing municipalization. AMP appealed the Commission’s orders approving Power Choice and Rule 52, which appeal was dismissed by the Supreme Court of Albany County. AMP filed an appeal of this decision, but failed to perfect its appeal within the time limit specified in New York’s Civil Practice Laws and Rules.

At the PSC’s request, Niagara Mohawk provided AMP with stranded cost calculations under Rule 52 and Order No. 888. Niagara Mohawk estimated AMP’s total stranded cost estimate at $150 million under Rule 52 and $272 million under Order No. 888. On June 23, 1999, a representative of the AMP communities submitted a letter to the PSC disputing Niagara Mohawk’s exit fee calculations and requesting that the alternative dispute resolution procedures of Niagara Mohawk’s Power Choice Settlement be invoked to resolve that dispute. By letter dated August 10, 1999, the PSC directed Niagara Mohawk to meet with representatives of the AMP communities and an administrative law judge employed by the PSC. Thereafter, representatives of Niagara Mohawk and the AMP communities met on several occasions to exchange information and views on this subject, but no agreement has been reached.

On September 29, 2000, AMP filed a Petition for an Expedited Declaratory Order with the FERC. In that petition, AMP urged the FERC to nullify the exit fee provisions of Niagara Mohawk’s Retail Tariff on a variety of grounds. In an order dated January 25, 2001, the FERC dismissed AMP’s petition without prejudice to AMP’s right to raise any of the issues raised therein in a proceeding before the PSC. On February 23, 2001, AMP requested rehearing of this determination. Niagara Mohawk and the PSC both opposed this request, which was denied by the FERC in an order dated March 26, 2001. AMP did not appeal this order within the period provided by law, and the FERC’s order in this case is now final.

If the 21 AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately 2 percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension or renegotiation of the exit fee provisions of Power Choice could have a material adverse effect on Holdings and Niagara Mohawk’s results of operations, financial condition, and future cash flows.

FERC Order 2000.   In December 1999, the FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for a Regional Transmission Organization (“RTO”). Utilities not currently part of a FERC approved transmission entity had to file their plans to form an RTO by October 15, 2000. Utilities, including Niagara Mohawk, who are part of a FERC approved transmission entity (Niagara Mohawk is a member of the NYISO), had to file with the FERC demonstrating the transmission entity conforms to the minimum characteristics and functions of an RTO, and if required, identify specific plans to make it conform, including any obstacles to achieve full compliance with Order 2000. On January 16, 2001, following a collaborative process with the other New York transmission owning utilities, with the staff of the NYISO, and other New York wholesale market participants, Niagara Mohawk and the other New York transmission owning utilities made a joint filing with the NYISO at the FERC describing how the NYISO is generally compliant with many of the Order 2000 requirements, and steps that will be taken to achieve full compliance with the remaining requirements. A number of generators, marketers and industrial customers subsequently intervened in this proceeding requesting various forms of relief ranging from a FERC order requiring the NYISO to merge with the New England independent system operator and Pennsylvania Jersey Maryland independent system operator (“PJM”) to modification or abolition of various provisions of the NYISO’s Open Access Transmission Tariff.

On July 12, 2001, FERC ruled that the three Northeast ISOs (ISO New England, NYISO and PJM) did not meet all the criteria in Order 2000, and that discussions must begin immediately to begin the process of developing a single RTO spanning the Northeast region served by the three ISOs. The FERC ordered the commencement of a mediation process to develop a plan that would achieve a single RTO for the Northeast region of the country utilizing the best practices from each of the existing Northeast ISOs.

On July 24, 2001, the PSC announced their support of FERC’s process to establish a single RTO to run the daily power markets and oversee the flow of electricity in the Northeastern United States, citing both economic and system reliability benefits. In addition, the PSC noted their belief that the RTO approach will strengthen the reliability of the system, promote better transmission planning and result in efficient wholesale prices for electricity.

Niagara Mohawk cannot predict the financial impacts, if any, that may result from the ultimate compliance with the FERC Order 2000 or any subsequent findings in that regard.

FERC Order on Niagara Mohawk’s Transmission Rates with Sithe.    Sithe/Independence Power Partners, LP (“Sithe”) has filed two complaints against Niagara Mohawk challenging the transmission rates charged by Niagara Mohawk. In its most recent complaint, Sithe challenged Niagara Mohawk’s revenue requirements and loss methodology, and also sought a refund of approximately $65 million which they paid for certain interconnection facilities.

On June 29, 2001, Niagara Mohawk and Sithe negotiated and filed a settlement resolving all of the issues in this proceeding with the FERC for an amount that will not have a material adverse effect on Niagara Mohawk’s results of operations or financial condition. Niagara Mohawk is unable to predict if and when FERC approval may occur.

Financial Position

Holdings and Niagara Mohawk’s capital structure at June 30, 2001 and December 31, 2000, was as follows:

                                June 30,   December 31,
             %                    2001          2000
--------------------------------------------------------
Holdings:
Long-term debt                    62.3          62.6
Preferred stock of subsidiary      6.0           5.8
Common equity                     31.7          31.6

Niagara Mohawk:
Long-term debt                    64.2          64.4
Preferred stock                    6.1           6.0
Common equity                     29.7          29.6

The financing of the MRA significantly increased the leverage of Niagara Mohawk and Holdings. However, the increased operating cash flow resulting from the MRA and Power Choice, including the proceeds from the sale of the generation assets, have and will continue to allow both entities to reduce the leverage in the capital structure. Book value of Holdings’ common stock was $16.37 per share at June 30, 2001, as compared to $16.69 at December 31, 2000.

EBITDA for the 12 months ended June 30, 2001 was $1,086.9 million for Holdings. EBITDA has declined approximately $83.4 million as compared to the same period in 2000, primarily as a result of lower operating. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non–cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, cumulative change in accounting principle and non-recurring and extraordinary items. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Holdings and Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Holdings’ net income:

                                      Twelve Months Ended
(in thousands of dollars)                  June 30,
                                      2001           2000
                                  -----------    -----------
EBITDA                            $1,086,919     $1,170,339
Interest income                       16,613         22,919
Extraordinary item                    12,790        (13,966)
Income taxes                          23,812        (22,839)
Preferred dividend requirement
   of subsidiary                     (31,144)       (34,568)
Interest charges                    (418,864)      (445,902)
Depreciation and amortization       (313,129)      (312,860)
Nuclear fuel amortization            (28,129)       (28,627)
Impairment charge on Telergy
   investment                        (44,000)             -
Amortization/accretion of
   MRA/IPP buyout costs             (369,996)      (369,749)
Allowance for funds used during
   construction                        2,805          2,859
Deferral of MRA interest rate
   savings                           (18,097)       (22,723)
                                  -----------    -----------
Net income                        $  (80,420)    $  (55,117)
                                  ===========    ===========

Liquidity and Capital Resources

(See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Position, Liquidity and Capital Resources”).

Short Term.   At June30, 2001, Holdings and Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $169.2 million and $82.7 million, respectively, and accounts receivable of $307.3 million and $264.4 million, respectively. Accounts receivable are net of amounts sold, as discussed below. Holdings and Niagara Mohawk have a negative working capital balance of $426.5 million and $568.5 million, respectively, primarily due to long–term debt due within one year of $418.1 million at Niagara Mohawk and short–term debt of $5.0 million. Ordinarily, construction related short–term borrowings are refunded with long–term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $415.0 million for Holdings and $421.2 million for Niagara Mohawk in the six months ended June 30, 2001 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $846.9 million of credit consisting of a $322.9 million 364 day revolving credit facility (expires May 31, 2002, with the option to convert up to $280.0 million loans outstanding at the termination date to a one–year term loan ), a 5–year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a 3–year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of June 30, 2001, Niagara Mohawk borrowed $105 million from the revolving credit facility, consisting of $5.0 million from the 364 day revolving credit facility and $100.0 million from the 5–year revolving credit facility, leaving Niagara Mohawk with $317.9 million of borrowing capability under the bank facility agreement. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and approximated 5.6 percent at July 31, 2001. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through June 30, 2001, Niagara Mohawk had $420 million in such first mortgage bond maturities.

Niagara Mohawk Energy has a $75 million bank facility secured by certain assets of Opinac and a $25 million guarantee from Holdings. The facility provides for letters of credit and a $10 million line of credit. The bank facility expires on September 30, 2002. As of June 30, 2001, approximately $49.7 million in letters of credit were outstanding and there were no borrowings against the line of credit. In addition, Holdings has issued guarantees of $8.0 million as of June 30, 2001 to trade counter–parties of Niagara Mohawk Energy.

Niagara Mohawk has established a single–purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. During February 2001, NMR was not in compliance with the statistical ratios relating to the pool of receivables sold. The purchaser has granted a waiver for this period. NMR returned to compliance with this ratio in March 2001 and remained in compliance through May 2001. The amount of receivables sold at June 30, 2001 was $290 million, which exceeded the amount that could be supported by the then outstanding accounts receivable. Subsequently, the amount of receivables sold has been reduced to bring Niagara Mohawk back into compliance. See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for a discussion of NMR’s compliance with statistical ratios in 2000. See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk plans to issue up to an additional $300 million in debt in the early fall 2001 to provide it with financial flexibility, particularly in light of the uncertainty in the timing of the sale of the nuclear assets. The financing is principally driven by the need to fund debt maturities of $302 million in July 2001 and $100 million in October 2001.

On July 1, 2001, Niagara Mohawk had $302 million in senior notes maturities. In order to meet that obligation and other internal cash requirements, Niagara Mohawk borrowed $315 million on its existing senior bank facility and entered into a term loan with certain banks to obtain an additional $60 million in short term debt. The term loan was intended to be a bridge loan pending the nuclear sale and is due upon the completion of the sale, but no later than October 31, 2001.

Holdings and Niagara Mohawk’s net cash used in investing activities increased $30.0 million and $16.7 million, respectively, in 2001 as compared to the same period in 2000. These increases were primarily due to an increase in accounts payable and supplies related to construction of approximately $33 million and an increase in the acquisition of utility plant of approximately $10 million, partially offset by higher proceeds from the sales of generation assets in the first six months of 2001as compared to the first six months of 2000 of approximately $36 million.

Niagara Mohawk’s net cash used in financing activities decreased $30.9 million as compared to the same period in 2000, primarily due to the discontinuance of the stock repurchase program as a result of the pending merger. In the first six months of 2000, Niagara Mohawk repurchased Holdings’ common stock for $190.2 million. Niagara Mohawk did not repurchase any common stock in 2001. In addition, Niagara Mohawk paid less dividends to Holdings in 2001 as compared to 2000. In the first six months of 2001, Niagara Mohawk paid a dividend of $10 million to Holdings. A total dividend of $37.2 million has been declared, leaving $27.2 million in dividends payable by Niagara Mohawk to Holdings. In the first six months of 2000, Niagara Mohawk paid a dividend of $36.1 million to Holdings. These decreases were partially offset by Niagara Mohawk retiring more debt in the first six months of 2001 as compared to 2000 (net debt reductions were $173.1 million).

Results of Operations

The following discussion presents the material changes in results of operations for the three months and six months ended June 30, 2001 in comparison to the same period in 2000. The results of operations section includes the results of both Holdings and Niagara Mohawk. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three–month and six month period should not be taken as an indication of earnings for all or any part of the balance of the year. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings for the five years under Power Choice have been and will continue to be substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice, would be to record income in the first quarter, which is reduced by losses in the subsequent quarters. The ability of Niagara Mohawk to improve earnings in the future periods will depend on the outcome of the regulatory process, including the outcome of the merger rate filing, and may otherwise be affected by the pending merger with National Grid. See “Pending Merger Agreement with National Grid” for a discussion of the pending merger. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report. See Holdings and Niagara Mohawk’s combined Form 10–K for the fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 1. “Summary of Significant Accounting Policies,” for a further discussion of the formation of the holding company structure during 1999.

Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

Holdings:

The loss for the second quarter of 2001 was $80.0 million or 50 cents per share, as compared with a loss of $19.7 million or 12 cents per share for the second quarter of 2000. The loss for the second quarter of 2001 includes a charge of $44.0 million or 27 cents per share due to the recognition of an impairment charge of its entire investment in Telergy, Inc., a development stage telecommunications company, as a result of Holdings’ assessment of its investment in Telergy, Inc.. The loss for the second quarter of 2000 includes extraordinary charges related to the early repayment of debt of $0.9 million or 1 cent per share. The second quarter results for 2001, as compared with the second quarter of 2000, were negatively impacted by the following items:

o	Niagara Mohawk’s exposure to higher natural gas prices in its purchased power portfolio of $16.1 million or 7 cents per share, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Fuel and purchased power costs were also higher because of an indexed contract with an IPP not part of the MRA. Niagara Mohawk has taken steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts through August 2001, which marks the end of the fixed price period in Niagara Mohawk’s multi-year regulatory agreement.

o	Changes in the percentage allocation of federal income taxes in the second quarter 2001 as compared to the same period in 2000 of $22.6 million or 9 cents per share. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC.

o	Lower subsidiary earnings of 3 cents per share primarily as a result of mark-to-market losses on the trading portion of Niagara Mohawk Energy’s portfolio (see Item 1. Financial Statements - Note 5. Derivatives and Hedging Activities for more information on Niagara Mohawk Energy’s trading activities).

o	No auction incentive was recorded in the second quarter 2001 and an auction incentive of $6.0 million or 2 cents per share was recorded in the second quarter 2000 (see Item 1. Financial Statements – Note 2. Rate and Regulatory Issues and Contingencies – “Deferred Loss on the Sale of Assets”).

o	A reduction in regulated electric revenues by $2.7 million or 1 cent per share as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.

Second quarter results have been positively impacted by the following items:

o	Lower interest expense of approximately $10.0 million or 4 cents per share due to the repayment of debt during 2000 and 2001.

o	Receipt of multi state tax refunds from a previously owned subsidiary of $3.9 million or 2 cents per share related to tax periods prior to 1995.

o	The increase in GRT credits received by Niagara Mohawk of $5.2 million or 2 cents per share due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

Niagara Mohawk:

Niagara Mohawk had a loss of $22.2 million for the second quarter of 2001. The preferred dividend requirement reduced the balance available for common stock to a loss of $30.0 million. These losses as compared to the same period in 2000 are explained above in the discussion of Holdings’ losses for the same period, except for the subsidiary results.

Revenues and Sales/Deliveries

Electric:

Of the $11.1 million increase in Holdings electric revenues, $0.2 million relates to Opinac’s unregulated revenues and $10.9 million relates to Niagara Mohawk’s revenues.

Regulated electric revenues increased $10.9 million or 1.4 percent from the second quarter of 2000. The increase in regulated electric revenues is primarily due to an increase in miscellaneous revenues of $9.0 million, an increase in commercial revenues of $4.7 million and an increase in the revenue from the distribution of energy of $2.3 million. These increases were partially offset by a decrease in residential revenues of $5.6 million as a result of lower sales to residential customers and lower rates implemented in September 2000 in accordance with Power Choice.

Regulated electric sales to ultimate consumers were approximately 7.2 billion KWh in the second quarter of 2001 and the same period in 2000.

Unregulated electric revenues increased $0.2 million or 0.1 percent from the second quarter of 2000 primarily as a result of Niagara Mohawk Energy having increased wholesale revenues of $27.0 million due to increased partner and trading volumes and higher prices. This increase was partially offset by lower retail revenues of $18.0 million primarily due to the loss of a large customer and lower mark-to-market revenues of $8.9 million. The loss of customers has a direct correlation to market prices and the back out rates of the utilities in the territories that Niagara Mohawk Energy markets within.

Unregulated electric sales were 2.7 billion KWh or a 9.8 percent decrease from the second quarter of 2000 primarily due to lower retail sales, partially offset by an increase in wholesale sales.

Gas:

Of the $33.6 million increase in Holdings gas revenues, $28.0 million relates to Niagara Mohawk regulated revenues and $5.6 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $28.0 million or 20.4 percent in the second quarter of 2001 from the comparable period in 2000, primarily as a result of higher gas prices being passed through to customers.

Regulated gas sales to ultimate consumers were 13.6 million Dth or a 6.3 percent decrease from the second quarter of 2000.

Unregulated gas sales decreased 0.2 million Dth or 5.8 percent in the second quarter of 2001 from the comparable period in 2000. Wholesale sales decreased 0.4 million Dth as a result of lower trading activity due to increased market volatility. This was partially offset by an increase in retail sales of 0.2 million Dth due to increased sales activity. Despite the decrease in sales, unregulated gas revenues increased $5.6 million or 37.6 percent in the second quarter of 2001 from the comparable period in 2000 due to the increase in gas prices.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased decreased $4.6 million. It is explained by Niagara Mohawk’s activity and is partially offset by an increase in unregulated electric supply costs of $6.4 million or 5.2 percent in the second quarter of 2001. Such increase in the unregulated electric supply costs was primarily due to increased sales requirements.

Niagara Mohawk’s electricity purchased decreased $2.7 million or 0.9 percent in the second quarter of 2001. IPP purchases were lower due to a decrease in hydro IPP purchases as a result of a reduction in water flow. The second quarter 2001 was a drier season as compared to the same period in 2000. The NYISO purchases were higher due to an increase in the market price of electricity.

Niagara Mohawk’s fuel for electric generation decreased $8.3 million or 52.8 percent as compared to the second quarter in 2000, primarily as a result of the sale of Niagara Mohawk’s interest in the Roseton Steam Station in the first quarter 2001.

Holdings’ gas purchased expense reflects the increase in Niagara Mohawk’s gas purchased expense of $26.2 million discussed below, as well as an increase of $5.1 million in unregulated gas purchased costs in the second quarter of 2001 primarily as a result of higher natural gas prices.

Despite a decrease in regulated gas sales, Niagara Mohawk’s gas purchased expense increased $26.2 million in the second quarter of 2001as a result of higher natural gas prices.

Other operation and maintenance expenses for both Holdings and Niagara Mohawk have increased in the second quarter of 2001 as compared to the same period in 2000, as a result of a higher system benefits charge of $7.7 million and an increase in transmission expense of $18.1 million due in part to the transmission congestion contracts (“TCC”) purchased through the auction process conducted by the NYISO. The systems benefits charge and the TCC expense are both offset in electric revenues. The incremental merger related costs for the second quarter of 2001 were approximately $1.2 million.

On July 13, 2001, Niagara Mohawk and the International Brotherhood of Electrical Workers agreed on a 3-year, 4 month labor agreement that provided for wage increases of 3.25 percent to 3.75 percent over the next 3 years. For more information regarding Niagara Mohawk’s work force, see Holdings and Niagara Mohawk’s combined Form 10-K for the fiscal year ended December 31, 2000, Part I, Item 1. Business – “Employee Relations.”

The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:"

                                          Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                            2001       2000         2001       2000
                                         ---------  ---------    ----------  ---------
                                                        (in thousands)
Amortization of MRA regulatory asset     $ 96,624   $ 96,624     $193,249   $193,249
Accretion to MRA regulatory asset
    (Senior Discount Note)                 (7,768)    (7,148)     (15,536)   (14,296)
Other MRA related accretion                (7,008)    (4,478)     (14,016)    (8,957)
Amortization of other IPP buyout costs      9,224      8,980       18,448     17,640
                                         ---------  ---------    ---------  ---------
                                         $ 91,072   $ 93,978     $182,145   $187,636
                                         =========  =========    =========  =========

The decrease in other taxes for both Holdings and Niagara Mohawk is due to lower GRT rates and an increase in GRT credits ($5.2 million) received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

Holdings and Niagara Mohawk’s other income was lower in the second quarter 2001 as compared to the same period in 2000, since no auction incentive was recorded in the second quarter 2001 and an auction incentive of $6.0 million was recorded in the second quarter 2000. This decrease was partially offset by the receipt of multi-state tax refunds from a previously owned subsidiary of $3.9 million for tax periods prior to 1995. In addition, Holdings’ other income was further reduced by the recognition of an impairment charge of $44.0 million as a result of Holdings’ assessment of its investment in Telergy, Inc., a development stage telecommunications company.

Holdings and Niagara Mohawk’s interest charges decreased by $10.0 million in the second quarter of 2001 mainly due to the repayment of debt during 2000 and 2001.

The increase in Holdings and Niagara Mohawk’s income taxes of approximately $13.4 million and $15.8 million, respectively, in the second quarter of 2001 is due to changes in the estimate of the percentage allocation of income taxes to the second quarter 2001 as compared to the same period in 2000. The effective tax rate will differ from the statutory rate primarily due to the flow-through of certain tax benefits or liabilities as required by the PSC. As pre-tax income changes, the percentage relationship of the flow-through items to pre-tax income will also change.

Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

Holdings:

The loss for the first six months of 2001 was $39.1 million or 24 cents per share, as compared with a loss of $5.2 million or a negative 3 cents per share for the same period in 2000. The loss for the first six months of 2001 includes a charge of $44.0 million or 27 cents per share due to the recognition of an impairment charge of its entire investment in Telergy, Inc., a development stage telecommunications company, as a result of Holdings’ assessment of its investment in Telergy, Inc.. The loss for 2001 was partially offset by the cumulative effect of an accounting change related to the adoption by Niagara Mohawk Energy of SFAS No. 133 of $12.8 million or 8 cents per share. The loss for the first six months of 2000 includes extraordinary charges related to the early repayment of debt of $0.9 million or 1 cent per share. Earnings for the first six months of 2001, as compared with the first six months of 2000, have also been positively impacted by the following items:

o	The increase in GRT credits received by Niagara Mohawk of $22.1 million or 9 cents per share due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

o	Lower interest expense of approximately $18.4 million or 7 cents per share due to the repayment of debt during 2000 and 2001.

o	Receipt of multi state tax refunds from a previously owned subsidiary of $3.9 million or 2 cents per share related to tax periods prior to 1995.

Earnings for the first six months were negatively impacted by the following items:

o	Niagara Mohawk’s exposure to higher natural gas prices in its purchased power portfolio of $36.9 million or 15 cents per share, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Fuel and purchased power costs were also higher because of an indexed contract with an IPP not part of the MRA. Niagara Mohawk has taken steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts through August 2001, which marks the end of the fixed price period in Niagara Mohawk’s multi-year regulatory agreement.

o	A reduction in regulated electric revenues by $7.7 million or 3 cents per share as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.

o	An increase in bad debt expense of $7.4 million or 3 cents per share which reflects the impact of the higher natural gas prices on customers.

o	Lower subsidiary earnings of 3 cents per share primarily as a result of mark-to-market losses on the trading portion of Niagara Mohawk Energy’s portfolio (see Item 1. Financial Statements - Note 5. Derivatives and Hedging Activities for more information on Niagara Mohawk Energy’s trading activities).

Niagara Mohawk:

Niagara Mohawk had earnings of $13.0 million for the first six months of 2001. The preferred dividend requirement reduced the balance available for common stock to a loss of $2.5 million. These earnings as compared to the same period in 2000 are explained above in the discussion of Holdings’ earnings for the same period, except for the subsidiary results.

Revenues and Sales/Deliveries

Electric:

Of the $59.1 million increase in Holdings electric revenues, $52.6 million relates to Opinac’s unregulated revenues and $6.5 million relates to Niagara Mohawk’s revenues.

Regulated electric revenues increased $6.5 million or 0.4 percent from the first six months of 2000. The increase in regulated electric revenues is primarily due to an increase in transmission revenues of $20.7 million primarily as a result of increased revenues from transmission congestion contracts sold through the auction process conducted by the NYISO and an increase in sales for resale of $16.7 million, due primarily to increased sales to the NYISO. These increases were partially offset by a decrease in residential revenues of $15.6 million as a result of lower sales to residential customers and lower rates implemented in September 2000 in accordance with Power Choice and a decrease in miscellaneous revenues of $15.8 million in the first six months of 2001 primarily due to a decrease in unbilled revenues. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations.

Six Months Ended June 30,

                              Electric Revenue (Thousands)          Sales (GWh)
                                                      %                           %
                              2001        2000     Change     2001     2000    Change
                          ----------- ----------- -------    -------  -------  ------
Regulated:
 Residential              $  598,543  $  614,124    (2.5)     5,031    5,114   (1.6)
 Commercial                  511,955     506,004     1.2      4,917    4,926   (0.2)
 Industrial                  224,349     222,400     0.9      2,749    2,968   (7.4)
 Industrial - Special         32,815      31,055     5.7      2,319    2,122    9.3
 Other                        13,340      20,613   (35.3)        79       87   (9.2)
                          ----------- ----------- -------    -------  -------  -----
Regulated Total to
 Ultimate Consumers        1,381,002   1,394,196    (0.9)    15,095   15,217   (0.8)
 Other Electric Systems       58,468      41,771    40.0      1,334      856   55.8
 Distribution of Energy       85,039      86,965    (2.2)     2,049    1,896    8.1
 Transmission of Energy       88,626      67,915    30.5          -        -      -
 Miscellaneous                (8,394)      7,425  (213.1)         -        -      -
                          -----------  ---------- -------    -------  -------  -----
Total Regulated            1,604,741   1,598,272     0.4     18,478   17,969    2.8

Unregulated:
 Wholesale & Retail          276,730     224,142    23.5      5,869    5,557    5.6
                          ----------- -----------  ------    -------  -------  -----
Total                     $1,881,471  $1,822,414     3.2     24,347   23,526    3.5
                          =========== ===========  ======    =======  =======  =====

Regulated electric sales to ultimate consumers were approximately 15.1 billion KWh or a 0.8 percent decrease from the first six months of 2000 primarily due to lower residential, commercial and industrial sales.

Unregulated electric revenues increased $52.6 million or 23.5 percent from the first six months of 2000 primarily as a result of Niagara Mohawk Energy having increased wholesale revenues of due to increased partner and trading volumes and higher prices. This increase was partially offset by lower retail revenues due to the loss of a large customer. The loss of customers has a direct correlation to market prices and the back out rates of the utilities in the territories that Niagara Mohawk Energy markets within.

Unregulated electric sales were 5.9 billion or a 5.6 percent increase from the first six months of 2000 primarily due to an increase in wholesale sales. This increase was partially offset by lower retail sales.

Gas:

Of the $159.1 million increase in Holdings gas revenues, $138.3 million relates to Niagara Mohawk regulated revenues and $20.8 million relates to Opinac unregulated revenues.

Regulated gas revenues increased $138.3 million or 36.1 percent in the first six months of 2001 from the comparable period in 2000, primarily as a result of higher gas prices being passed through to customers.

Regulated gas sales to ultimate consumers were 48.4 million Dth or a 2.3 percent decrease from the first six months of 2000.

Six Months Ended June 30,

                               Gas Revenue (Thousands)       Sales (Thousands of Dth)
                                                    %                            %
                             2001      2000      Change     2001       2000    Change
                          ---------- ---------  -------   --------   -------- -------
Regulated:
   Residential            $ 363,753  $269,353     35.0     36,993     37,943    (2.5)
   Commercial               110,623    76,108     45.4     11,113     11,324    (1.9)
   Industrial                 2,521     1,577     59.9        300        290     3.4
                          ---------- ---------  -------   --------   -------- -------
Regulated Total to
    Ultimate Consumers      476,897   347,038     37.4     48,406     49,557    (2.3)
   Transportation of
      Customer-Owned Gas     30,244    36,146    (16.3)    62,784     74,273   (15.5)
   Spot Market Sales              -     1,604   (100.0)         -        592  (100.0)
Miscellaneous                13,975    (1,963)  (811.9)         5          5       -
                          ---------- ---------  -------   --------   -------- -------
Total Regulated             521,116   382,825     36.1    111,195    124,427   (10.6)

Unregulated:
   Wholesale & Retail        54,115    33,352     62.3      8,547      9,916   (13.8)
                          ---------- ---------  -------   --------   -------- -------
Total                     $ 575,231  $416,177     38.2    119,742    134,343   (10.9)
                          ========== =========  =======   ========   ======== =======

Unregulated gas sales decreased 1.4 million Dth or 13.8 percent in the first six months of 2001 from the comparable period in 2000. Wholesale sales decreased 1.8 million Dth as a result of lower trading activity due to increased market volatility. This was partially offset by an increase in retail sales of 0.4 million Dth due to increased sales activity. Despite the decrease in sales, unregulated gas revenues increased $20.8 million or 62.3 percent in the first six months of 2001 from the comparable period in 2000 due to the increase in gas prices.

Operating Expenses

Holdings’ fuel for electric generation and electricity purchased, which increased $62.0 million, is explained by Niagara Mohawk’s activity, as well as an increase in unregulated electric supply costs of $60.8 million or 28.1 percent in the first six months of 2001, primarily due to increased sales requirements.

Six Months Ended June 30,
(Niagara Mohawk only)

                                                  GWh                  Cost (millions)          Cents/Kwh
                                       -----------------------    ------------------------    --------------
                                         2001    2000   % Chg      2001     2000    % Chg       2001   2000
                                         ----    ----   -----      ----     ----    -----       ----   ----
Regulated Fuel for Electric Generation:
 Oil and Natural Gas                      115     258   (55.4)    $  5.2   $ 11.8   (55.9)      4.5    4.6
 Nuclear                                3,641   3,777    (3.6)      16.5     17.2    (4.1)      0.5    0.5
                                       ------- -------  ------    -------  -------  ------     -----  -----
   Total electric generation            3,756   4,035    (6.9)      21.7     29.0   (25.2)      0.6    0.7
                                       ------- -------  ------    -------  -------  ------     -----  -----

Regulated Electricity Purchased:
 IPPs:
  Capacity                                  -       -       -        8.4      7.8     7.7         -      -
  Energy and taxes                      2,399   2,679   (10.5)     127.9    163.4   (21.7)      5.3    6.1
                                       ------- -------  ------    -------  -------  ------     -----  -----
   Total IPP purchases                  2,399   2,679   (10.5)     136.3    171.2   (20.4)      5.7    6.4
                                       ------- -------  ------    -------  -------  ------     -----  -----
 Fossil/Hydro PPAs:
  Capacity                                  -       -       -       16.8     21.6   (22.2)        -      -
  Energy and taxes                      1,599   2,699   (40.8)      44.4     50.6   (12.3)      2.8    1.9
                                       ------- -------  ------    -------  -------  ------     -----  -----
   Total Fossil/Hydro purchases         1,599   2,699   (40.8)      61.2     72.2   (15.2)      3.8    2.7
                                       ------- -------  ------    -------  -------  ------     -----  -----
  NYISO  - energy purchases             5,032   4,698     7.1      252.2    203.1    24.2       5.0    4.3
  NYISO  - ancillary charges                -       -       -       18.4     36.9   (50.1)        -      -
  Other purchases                       4,018   4,321    (7.0)      68.2     69.9    (2.4)      1.7    1.6
  Swap payments                             -       -       -       46.4     27.5    68.7         -      -
                                       ------- -------  ------    -------  -------  ------     -----  -----
   Sub-total regulated purchases       13,048  14,397    (9.4)     582.7    580.8     0.3       4.5    4.0
                                       ------- -------  ------    -------  -------  ------     -----  -----
  Deferral                                  -       -       -       (8.2)   (14.7)  (44.2)        -      -
                                       ------- -------  ------    -------  -------  ------     -----  -----
   Total regulated purchases           13,048  14,397    (9.4)     574.5    566.1     1.5       4.4    3.9
                                       ------- -------  ------    -------  -------  ------     -----  -----
Total generated and purchased          16,804  18,432    (8.8)     596.2    595.1     0.2       3.5    3.2
Losses/Niagara Mohawk use                 375   2,359   (84.1)        -         -       -         -      -
                                       ------- -------  ------    -------  -------  ------     -----  -----
                                       16,429  16,073     2.2     $596.2   $595.1     0.2       3.6    3.7
                                       ======= =======  ======    =======  =======  ======     =====  =====

Niagara Mohawk’s electricity purchased increased $8.5 million or 1.5 percent in the first six months of 2001. The NYISO purchases were higher due to an increase in the market price of electricity and quantity purchased. IPP purchases were lower due to a decrease in hydro IPP purchases as a result of a reduction in water flow. The first six months of 2001 was a drier season as compared to the same period in 2000. These IPP hydro purchases have a higher cost per Kwh than market prices. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Holdings and Niagara Mohawk’s combined Form 10-K for fiscal year ended December 31, 2000, Part II, Item 8. Financial Statements and Supplementary Data – Note 2. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Regulated Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. In addition, the swap payments reflect the NYMEX gas futures contracts and fixed for floating basis swaps that Niagara Mohawk entered into to hedge the escalation in the natural gas price component of six IPP indexed swap contracts through August 2001. Under Power Choice, Niagara Mohawk bears the risk of increases in the indexed contract prices beyond the Power Choice set prices until August 31, 2001. However, Niagara Mohawk believes that the Power Choice prices for the payments under the IPP, Huntley, Dunkirk and Albany swaps are, in aggregate, sufficient to recover the expenditures through August 31, 2001. Thereafter, changes in prices will be borne by customers. See Holdings and Niagara Mohawk’s combined Form 10–K for fiscal year ended December 31, 2000, Part II, Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – “Commodity Price Risk” and Item 8. – Financial Statements and Supplementary Data – Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset” and “Derivative Hedging Instruments.”

Niagara Mohawk’s fuel for electric generation decreased $7.3 million as compared to the first six months in 2000 primarily as a result of the sale of the Roseton Steam Station in the first quarter 2001.

Holdings’ gas purchased expense reflects the increase in Niagara Mohawk’s gas purchased expense of $137.5 million discussed below, as well as an increase of $17.1 million in unregulated gas purchased costs in the first six months of 2001 primarily as a result of higher natural gas prices.

Despite a decrease in regulated gas sales, Niagara Mohawk’s gas purchased expense increased $137.5 million in the first six months of 2001as a result of higher natural gas prices.

Other operation and maintenance expenses for both Holdings and Niagara Mohawk have increased in the first six months of 2001 as compared to the same period in 2000, primarily as a result of an increase in transmission expense of $27.1 million in part due to TCCs purchased through the auction process conducted by the NYISO, an increase in bad debt expense of $7.4 million which reflects the impact of the higher natural gas prices being passed on to customers, a higher systems benefit charge of $7.7 million, and a higher management incentive pay out of $3.0 million. The systems benefits charge and the TCC expense are both offset in electric revenues. The increase in the common stock price of Holdings, due to the pending merger, also increased the expense recognized for stock incentive programs of $6.2 million. The incremental merger related costs for the first six months of 2001 were approximately $1.9 million.

The decrease in other taxes for both Holdings and Niagara Mohawk is due to lower GRT rates and an increase in GRT credits ($22.1 million) received due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.

Holdings’ other income decreased primarily as a result of the recognition of an impairment charge of $44.0 million as a result of its assessment of its investment in Telergy, Inc., a development stage telecommunications company.

Niagara Mohawk’s other income increased primarily as a result of the receipt of multi–state tax refunds from a previously owned subsidiary of $3.9 million for tax periods prior to 1995.

Holdings and Niagara Mohawk’s interest charges decreased by $18.4 million mainly due to the repayment of debt during 2000 and 2001.

The decrease in Holdings and Niagara Mohawk’s income taxes of approximately $17.0 million and $12.0 million, respectively, is due primarily to a decrease in state income taxes of $10.8 million. In addition, the increase is due to lower book income in the first six months of 2001 and changes in the estimate of the percentage allocation of income taxes to the first six months of 2001 as compared to the same period in 2000. The effective tax rate will differ from the statutory rate primarily due to the flow–through of certain tax benefits or liabilities as required by the PSC. As pre–tax income changes, the percentage relationship of the flow–through items to pre–tax income will also change.

Holdings recorded a cumulative effect for a change in accounting principle of $19.7 million, net of income taxes of $6.9 million related to the adoption by Niagara Mohawk Energy of SFAS No. 133 (see Item 1. – Financial Statements – Note.1. Summary of Significant Accounting Policies – “Derivatives and Hedging Activities”).

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Holdings market risk or market risk strategies during the six months ended June 30, 2001. For a detail discussion of market risk, see Holdings and Niagara Mohawk’s combined Form 10-K for fiscal period ended December 31, 2000, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk. For a discussion of the proposed energy supply agreement that Niagara Mohawk entered into that would substantially mitigate market price fluctuations and production risks in existing supply contracts, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Energy Supply Agreement with Tractebel.” See Item 1. Financial Statements - Note 4. Segment Information for a discussion of the potential sale of Niagara Mohawk Energy’s energy marketing business. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” for a discussion of the recognition of an impairment charge of Holdings’ entire investment in Telergy, Inc.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

PART II

ITEM 1.   LEGAL PROCEEDINGS

DEC Air Pollution Notice of Violation

On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General have indicated in meetings with Niagara Mohawk and NRG that they will be seeking substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General has also indicated that they will be pursuing mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls should be borne by NRG.

In May 2001, the New York State Attorney General advised Niagara Mohawk and NRG of its intent to file suit on or after July 16, 2001, alleging that the plants are in violation of the federal Clean Air Act. However, there has been no action from the Attorney General to date.

On July 13, 2001, Niagara Mohawk filed a declaratory judgment action against NRG in New York State Supreme Court. Niagara Mohawk is seeking a declaratory judgment that NRG is responsible for any control upgrades and mitigation resulting from the above-referenced enforcement action.

Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation.

Fourth Branch Associates Mechanicville

In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, Niagara Mohawk filed a motion to dismiss Fourth Branch’s complaint. By order dated November 7, 1995, the Court granted Niagara Mohawk’s motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court’s order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch’s complaint. Discovery proceedings are in progress with respect to the two causes of action.

Niagara Mohawk and Fourth Branch had also entered into negotiations under a FERC mediation process. As a result of these negotiations, Niagara Mohawk had proposed to sell the hydroelectric plant to Fourth Branch for an amount which would not be material. In addition, the proposal included a provision that would require the discontinuance of all litigation between the parties.

Attempts to implement this proposal were unsuccessful, and Niagara Mohawk informed FERC that its participation in the mediation efforts was concluded. On January 14, 1997, the FERC Administrative Law Judge issued a report to FERC recommending that the mediation proceeding be terminated.

During July 1998, Fourth Branch commenced a condemnation proceeding in Federal District Court to obtain title to the project property and also made a unilateral offer of settlement before FERC. Niagara Mohawk served an answer with various affirmative defenses. On July 30, 1998, Fourth Branch moved for Summary Judgment. Niagara Mohawk opposed Fourth Branch’s motion and cross-moved for summary judgment in favor of Niagara Mohawk. The Court granted Niagara Mohawk’s motion for summary judgment on September 1, 1999.

On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch’s unilateral offer of settlement, dismissing Fourth Branch’s complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission’s decision. On March 16, 2000, FERC denied the petition for rehearing. On April 21, 2000, Fourth Branch filed an appeal of FERC’s decision to the United States Court of Appeals in Washington, D.C. On June 19, 2001, the Court of Appeals denied Fourth Branch’s appeal. FERC has also initiated proceedings related to site closure and restoration plans, or alternatives thereto.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. However, Niagara Mohawk believes it has meritorious defenses and intends to defend them vigorously. No provision for liability, if any, that may result from this lawsuit has been made in Niagara Mohawk’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Holdings’ annual meeting on May 15, 2001,

(1)   The Election of Directors was as follows:

                                          Shares Withheld
                        Shares Voted For     Authority
                        ----------------  ---------------

Salvatore H. Alfiero      139,734,029      2,744,599
Albert J. Budney, Jr.     139,243,468      3,235,160
Robert L. Culver          139,695,295      2,783,333
Dr. Bonnie G. Hill        139,597,240      2,881,388
Clark A. Johnson          139,724,071      2,754,557

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 - Computation of the Average Number of Shares of Common Stock Outstanding for the Three Months Ended
    June 30, 2001 and 2000.

    Exhibit 15 - Accountants' Acknowledgement Letter.

    In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the
    Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior debt facility that the Company completed with a bank group on June 1, 2000.  The total amount of long-term debt authorized under such agreement does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries.

    Exhibit 99 - Press release of Holdings issued on August 13, 2001, realting to its second quarter earnings.

    (b) Reports on Form 8-K:

        Niagara Mohawk Holdings, Inc.

        Form 8-K Reporting Date - May 7, 2001
        Items reported:
        (1)  Item 5. Other Events
             Holdings filed a press release relating to its first quarter earnings for 2001.
        (2)  Item 7.  Financial Statements and Exhibits
             Exhibit 99 - Press release of Holdings issued on May 7, 2001 relating to its first quarter earnings.

        Niagara Mohawk Power Corporation

        Form 8-K Reporting Date - May 7, 2001
        Items reported:
        (1)  Item 5. Other Events
             Registrant filed a press release relating to its first quarter earnings for 2001.
        (2)  Item 7.  Financial Statements and Exhibits
             Exhibit 99 - Press release of Holdings issued on May 7, 2001 relating to its first quarter earnings.

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                                                 NIAGARA MOHAWK HOLDINGS, INC.
                                                                                                            (Registrant)

Date:  August 14, 2001                                               By:     /s/ Steven W. Tasker
                                                                                             Steve W. Tasker
                                                                                             Vice President–Controller and
                                                                                             Principal Accounting Officer

                                                                                 NIAGARA MOHAWK POWER CORPORATION
                                                                                                           (Registrant)

Date:  August 14,  2001                                               By:     /s/ Steven W. Tasker
                                                                                              Steve W. Tasker
                                                                                              Vice President–Controller and
                                                                                              Principal Accounting Officer

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number                                                    Description

11                                               Niagara Mohawk Holdings, Inc.
                                                   Computation of the Average Number of Shares
                                                   of Common Stock Outstanding for the Three
                                                   Months Ended June 30, 2001 and 2000.

15                                              Accountants’ Acknowledgement Letter.

99                                              Press release of Holdings issued on August 13, 2001,
                                                   relating to its second quarter earnings

Exhibit 11

NIAGARA MOHAWK HOLDINGS, INC. AND SUBSIDIARY COMPANIES

Computation of the Average Number of Shares of Common Stock Outstanding
For the Three Months and Six Months Ended June 30, 2001

                                                                                     (4)
                                                                                Average Number of
                                                                               Shares Outstanding
                                                                                As Shown on the
                                                                                 Consolidated
                                (1)          (2)              (3)                Statement of
                             Shares of    Number of          Share                  Income
                               Common       Days              Days           (3 divided by number
                               Stock     Outstanding        (2 x 1)           of Days in Period)
-------------------------------------------------------------------------------------------------

                                            For the Three Months Ended June 30:
                                            -----------------------------------

April 1 - June 30, 2001     160,239,818       91         14,581,823,438          160,239,818
                            ===========                  ==============          ===========
April 1 - June 30, 2000     176,630,863       91         16,073,408,533

Shares repurchased by
   Niagara Mohawk            12,231,316      (a)            504,367,232
                            -----------                  --------------
                            164,399,547                  15,569,041,301          171,088,366
                            ===========                  ==============          ===========

                                             For the Six Months Ended June 30:
                                             ---------------------------------

January 1 - June 30, 2001   160,239,818      181         29,003,407,058          160,239,818
                            ===========                  ==============          ===========
January 1 - June 30, 2000   177,364,863      182         32,280,405,066

Shares repurchased by
   Niagara Mohawk            12,965,316      (a)            572,335,232
                            -----------                  --------------
                            164,399,547                  31,708,069,834          174,220,164
                            ===========                  ==============          ===========

(a)    Number of days outstanding not shown as shares represent an accumulation of purchases of
       Holdings' common stock by Niagara Mohawk during the first quarter of 2000.  Share days for the shares repurchased are based on the total number of days each share was repurchased during the quarter.

Note:  Earnings per share calculated on both a primary and fully diluted basis are the same due to the effects of rounding.

Exhibit 15

August 14, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

We are aware that our report dated August 14, 2001 on our review of interim financial information of Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation as of and for the period ended June 30, 2001 and included in Niagara Mohawk Holdings, Inc. and Niagara Mohawk Power Corporation combined quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in Niagara Mohawk Holdings, Inc. Registration Statement on Form S-8 (No. 333-13781) and in the Registration Statement on Form S-3 (No. 333-55923); and incorporated by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827, 33-55546, and 333-33826) and in the Registration Statement on Form S-4 (No.333-49769).

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP