Form 10-K
period 2001-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2002-03-26
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

              Registrant                                                                                            Title and Class
              Niagara Mohawk Power Corporation                    Preferred Stock ($100 par value-cumulative):
                                                                                            3.40% Series    3.90% Series    4.85% Series
                                                                                            3.60% Series    4.10% Series    5.25% Series
                                                                                            Preferred Stock ($25 par value-cumulative):
                                                                                                                   Adjustable Rate Series A, C & D

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES [ X ]      NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of regsitrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Registrant                                                           Market Value at March 22, 2002

                                                                                                     Niagara Mohawk Power Corporation                                       None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Registrant                                                                                Title                                            Shares Outstanding at March 22, 2002

                                                              Niagara Mohawk Power Corporation                       Common Stock, $1.00 par value                                  187,364,863
                                                              (all held by National Grid)

NIAGARA MOHAWK POWER CORPORATION
INFORMATION REQUIRED IN FORM 10-K
INDEX

PART I

Glossary of Terms
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II

Item 5.	Market for the Registrants’ Common Equity and Related Stockholders Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8–K
Signatures

NIAGARA MOHAWK POWER CORPORATION
GLOSSARY OF TERMS

TERM	DEFINITION
AFC	Allowance for Funds Used During Construction
CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers
DOE	U.S. Department of Energy
Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot
EBITDA	A non–GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization of nuclear regulatory assets, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings, and non–recurring and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRT	Gross Receipts Tax
Gwh	Gigawatt–hour: one gigawatt–hour equals one billion watt-hours
IPP	Independent Power Producer: any person that owns or operates, in whole or in part, one or more independent power facilities, including the purchasers of Niagara Mohawk’s generation assets
IPP Party	Independent Power Producers that were a party to the MRA
KWh	Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour
Merger Rate Plan	Niagara Mohawk’s ten year rate agreement which became effective on January 31, 2002, the closing of the merger
MRA	Master Restructuring Agreement: a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998
MRA regulatory asset	Recoverable costs to terminate, restate or amend IPP Party contracts, which have been deferred and are being amortized and recovered under Niagara Mohawk’s Power Choice agreement
MW	Megawatt: one million watts
MWh	Megawatt-hour: one thousand kilowatt-hours
National Grid	National Grid Group plc is an international United Kingdom-based company that builds, owns and manages, electricity and telecommunications networks
Net Cash Interest	Reflects interest charges (net of allowance for funds used during construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act disposal liability less interest income

NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
Power Choice	Niagara Mohawk's five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998
PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates
Provider of last resort	The entity that will provide electric or gas commodity to its customers who are unable or unwilling to obtain an alternative supplier
PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters or disposal material)
PSC	New York State Public Service Commission
PURPA	Public Utility Regulatory Policies Act of 1978, as amended. One of five bills signed into law on November 8, 1978, as the National Energy Act. It sets forth procedures and requirements applicable to state utility commissions, electric and natural gas utilities and certain federal regulatory agencies. A major aspect of this law is the mandatory purchase obligation from qualifying facilities.

SEC	Securities and Exchange Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 101	Statement of Financial Accounting Standards No. 101 “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”
SFAS No. 121	Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”
SFAS No. 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”
Stranded costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
TCC	Transmission Congestion Contract: Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy transmitted between those locations.

Unit 1	Nine Mile Point Unit No. 1
Unit 2	Nine Mile Point Unit No. 2

NIAGARA MOHAWK POWER CORPORATION

PART I

Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, electricity and gas suppliers and other service providers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory.

ITEM 1.  BUSINESS

On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk. To complete the holding company structure, Niagara Mohawk, on March 31, 1999, distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings. As a result, Holdings has two subsidiaries, (1) Niagara Mohawk, which is primarily a regulated electric and gas utility, and (2) Opinac, which is mainly involved in unregulated activities in the energy business.

Niagara Mohawk was organized in 1937 under the laws of New York State and is engaged principally in the regulated energy delivery business in New York State. Niagara Mohawk provides electric service to approximately 1,500,000 electric customers in the areas of eastern, central, northern and western New York and sells, distributes, and transports natural gas to approximately 540,000 gas customers in areas of central, northern and eastern New York State.

On January 31, 2002, Holdings became a wholly owned subsidiary of National Grid. National Grid owns and operates the high voltage transmission system in England and Wales. National Grid, through another subsidiary, National Grid USA, also has substantial transmission and distribution operations in the United States following its acquisitions of New England Electric System and Eastern Utilities Associates in early 2000. The combination of Niagara Mohawk and National Grid more than doubled the size of National Grid’s U.S. operations, with an electric customer base of approximately 3.3 million.

The MRA and the Power Choice agreement that were entered into in 1998 provided Niagara Mohawk with financial stability and created an improved platform upon which it could build value. The MRA and the Power Choice agreement were the results of negotiations that Niagara Mohawk entered into to terminate, amend or restate a substantial portion of above market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. Niagara Mohawk entered into these state-mandated PPAs at costs far exceeding Niagara Mohawk’s avoided costs. Avoided costs are the costs Niagara Mohawk would have otherwise incurred to generate power if it did not purchase electricity from these sources.

Niagara Mohawk and the PSC agreed to a five-year rate plan, the Power Choice agreement, and Niagara Mohawk agreed to divest its fossil and hydro generation assets, representing 4,217 MW of capacity and approximately $1.1 billion of net book value. As agreed upon under Power Choice, Niagara Mohawk made available to all customers retail access during 1999. This means that all of Niagara Mohawk’s customers are now able to choose both their electricity and gas supplier. However, Niagara Mohawk will be the provider of last resort for those customers who do not exercise their right to choose a new supplier. With the Power Choice agreement, Niagara Mohawk lowered electric prices beginning on September 1, 1998 for its industrial, commercial and residential electric customers for a period of three years. On August 29, 2001, the PSC approved rate changes to cover the final two years of the Power Choice agreement. The PSC approved the merger rate filing that superseded the Power Choice agreement on January 31, 2002, the closing of the merger with National Grid. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Business - Merger Rate Plan” for a detailed discussion of this rate plan.

As part of the MRA, Niagara Mohawk terminated during 1998 18 PPAs for 1,092 MW, restated 8 PPAs for 535 MW and amended 1 PPA for 42 MW in exchange for $3.934 billion in cash and 20.5 million shares of Niagara Mohawk common stock. The primary objective of the MRA was to convert a large and growing off-balance sheet payment obligation that threatened the financial viability of Niagara Mohawk into a fixed and manageable capital obligation. The lower contractual obligations resulting from the MRA significantly improved cash flow which is primarily dedicated to reduce indebtedness incurred to fund the MRA. With the improved cash flow and proceeds from the generation asset sales, Niagara Mohawk reduced debt by approximately $1.9 billion from 1999 through 2001. Niagara Mohawk has pursued other opportunities to reduce its payments to IPPs that were not party to the MRA. The Power Choice agreement and the MRA facilitated the creation of a competitive electricity supply market in Niagara Mohawk’s service territory.

For a discussion of additional events that occurred during 2001 and 2002, including the restructuring of the regulated electric utility business, other federal and state regulatory initiatives, and Niagara Mohawk’s efforts to address deregulation and its financial condition, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following topics are discussed under the general heading of “Business.” Where applicable, the discussions make reference to the various other items of this Form 10-K.

TOPIC

Regulation and Rates
Electric Supply Planning
Fuel for Electric Generation
Electric Delivery Planning
Gas Supply
Gas Delivery
Environmental Matters
Research and Development
Construction Program
Insurance
Employee Relations
Seasonality

In addition, for a discussion of Niagara Mohawk’s properties, see Item 2. Properties, “Electric Delivery and Gas Delivery.” For a discussion of Niagara Mohawk’s treatment of working capital items, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Position, Liquidity and Capital Resources.”

REGULATION AND RATES

Several critical initiatives have been undertaken by various regulatory bodies and Niagara Mohawk that have had, and are likely to continue to have, a significant impact on Niagara Mohawk and the utility industry. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business” and “Other Federal and State Regulatory Initiatives,” for a discussion of these initiatives.

Merger Rate Plan.   For a discussion of the Merger Rate Plan approved by the PSC in November 2001, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business.”

Power Choice Agreement.   For a discussion of Niagara Mohawk’s Power Choice agreement and the MRA, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business.”

Multi-year Gas Rate and Restructuring Agreement.   For a discussion of Niagara Mohawk’s 2000 three-year gas rate settlement agreement, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Other Federal and State Regulatory Initiatives - Gas Multi-Year Rate and Restructuring Agreement.”

ELECTRIC SUPPLY PLANNING

Although Niagara Mohawk has exited the generation business, Niagara Mohawk must still arrange for electric supply through a transition period and as provider of last resort. Under the Power Choice agreement, the PSC approved Niagara Mohawk’s plan to divest its fossil and hydro generation assets, which is a key component in its Power Choice agreement to lower average electricity prices and provide customer choice. During 1999, Niagara Mohawk completed the sale of its coal-fired generation assets, its hydro generation assets, and its oil and gas-fired plant at Oswego. During 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany and during 2001, Niagara Mohawk completed the sale of its interest in the Roseton oil and gas-fired generation plant and its nuclear assets to a subsidiary of Constellation Energy Group, Inc. (“Constellation”). In connection with these generation asset sales, Niagara Mohawk has entered into various agreements to purchase its power needs from the buyers of the generation assets or entered into financial swaps with the buyers that hedge the price of electricity. Niagara Mohawk also entered into financial swaps with certain of the parties to the MRA. Niagara Mohawk continues to purchase energy from various suppliers under long-term PPAs and purchases any additional power needs on the open market through the NYISO. The NYISO commenced operations in December 1999 as a result of a FERC ruling which promotes competition by requiring public utilities owning, operating, or controlling interstate transmission facilities to file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. One result of the formation of the NYISO was the dissolution of the New York Power Pool. For a discussion of the results of the generation asset sales to date, a discussion of the formation of the NYISO, a discussion of power contracts and several financial agreements to hedge the price of electricity, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business,” “Generation Asset Sales,” and “FERC Order 888 - Open Access,” and Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, and Note 9. Fair Value of Financial and Derivative Financial Instruments.

FUEL FOR ELECTRIC GENERATION

Coal, Oil, Gas and Nuclear.   As a result of the sales of its nuclear and fossil-fired generation assets, Niagara Mohawk no longer is required to arrange for coal, oil, gas and nuclear fuel supplies.

ELECTRIC DELIVERY PLANNING

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business” and “FERC Order 888 - Open Access,” as to how Niagara Mohawk’s transmission system is managed under the NYISO and “FERC Order 2000” regarding a December 1999 FERC proposal to create a regional transmission organization.

As of January 1, 2001, Niagara Mohawk had approximately 50,500 circuit miles of transmission and distribution lines for electric delivery. Evaluation of these facilities relative to NYISO, Northeast Power Coordinating Council, and North American Electric Reliability Organization, planning criteria and anticipated Niagara Mohawk internal and external demands is an ongoing process intended to maintain the reliability of electric service while minimizing the capital requirements for expansion of these facilities. Niagara Mohawk continually reviews the adequacy of its electric delivery facilities and establishes capital requirements to support new load growth.

GAS SUPPLY

The majority of Niagara Mohawk’s gas sales are for residential and commercial space and water heating. Consequently, the demand for natural gas by Niagara Mohawk’s customers is seasonal and influenced by weather factors. Niagara Mohawk purchases its natural gas for sale to its customers under firm supply agreements and under term purchase agreements with portfolio managers. The gas is transported under firm transportation contracts with interstate pipelines. A one-year portfolio management service and purchase of natural gas agreement with Southern Company Energy marketing entity (currently known as Mirant Americas Energy Marketing, L.P.) (“Mirant”) became effective November 1, 2000. Mirant exercised its option to extend this agreement one additional year. Niagara Mohawk is currently planning for supplies subsequent to November 2002.

GAS DELIVERY

Niagara Mohawk sells, distributes and transports natural gas to a geographic territory that generally extends from Syracuse to Albany. The northern reaches of the system extend to Watertown and Glens Falls. Not all of Niagara Mohawk’s distribution areas are physically interconnected with one another by its own facilities. Presently, 9 separate distribution areas are connected directly with Dominion Transmission, Inc., an interstate natural gas pipeline regulated by the FERC, via 19 delivery stations. Niagara Mohawk also has two direct connections with Iroquois Gas Transmission, one with Empire State Pipeline, and one with Tennessee Gas Pipeline.

ENVIRONMENTAL MATTERS

General.   Niagara Mohawk’s operations and facilities are subject to numerous federal, state and local laws and regulations relating to the environment including, among other things, requirements concerning air emissions, water discharges, site remediation, hazardous materials handling, waste disposal and employee health and safety. While Niagara Mohawk devotes considerable resources to environmental compliance and promoting employee health and safety, the impact of future environmental health and safety laws and regulations on Niagara Mohawk cannot be predicted with certainty.

In compliance with environmental statutes and consistent with its strategic philosophy, Niagara Mohawk performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for calendar year 2001 totaled approximately $44.7 million, of which approximately $3.6 million was capitalized as pollution control or plant environmental surveillance equipment and approximately $41.1 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for 2002 are estimated to total $35.1 million, of which $0.5 million is expected to be capitalized and $34.6 million charged to operating expense. Anticipated expenditures for 2003 are estimated to total $35.0 million, of which $0.5 million is expected to be capitalized and $34.5 million charged to operating expense. The expenditures for 2002 and 2003 include the estimated costs for Niagara Mohawk’s expected proportionate share of the costs for site investigation and remediation of waste sites discussed under “Solid/Hazardous Waste” below. Costs for site investigation and remediation are included in operating expense to the extent actual costs equal the amount provided for in rates; variations are deferred for future recovery/pass-back to customers.

Niagara Mohawk believes it is probable that costs associated with environmental compliance will continue to be recovered through the ratemaking process. For a discussion of the circumstances regarding Niagara Mohawk’s continued ability to recover these types of expenditures in rates, see Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Rate and Regulatory Issues and Contingencies.

Clean Air Act.   See Item 3. Legal Proceedings, for a discussion of the potential liability for the past operations of Huntley and Dunkirk fossil generating stations.

ISO 14001.   Niagara Mohawk’s Investment Recovery facility was registered to ISO 14001 in October 1999 and Niagara Mohawk continues to maintain this registration. Niagara Mohawk has also reviewed its entire transmission and distribution system in preparation for ISO 14001 registration. Niagara Mohawk’s position has been, and continues to be, that an effective environmental management system is necessary to prudently manage environmental issues and minimize environmental liabilities.

Solid/Hazardous Waste.   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Environmental Contingencies,” for a discussion of the sites which are Niagara Mohawk owned. Niagara Mohawk has recorded a total environmental liability of $305 million, of which $191 million relates to owned sites and $114 million relates to non-owned sites as further discussed below. The potential high end of the range is presently estimated at approximately $525 million.

With respect to sites not owned by Niagara Mohawk, but for which it has been or may be associated as a PRP, Niagara Mohawk has recorded a liability of $114 million, representing its current estimate of its share of the total cost to investigate and remediate these sites. Niagara Mohawk has denied any responsibility for certain of these PRP sites and is contesting liability accordingly. Twelve of the PRP sites are included on the National Priorities List (“NPL”). Niagara Mohawk estimates that its share of the liability for these 12 sites is not material and has included the amount in the determination of the amounts accrued.

Estimates of Niagara Mohawk’s potential liability for sites not owned by Niagara Mohawk, but for which it has been identified as an alleged PRP, have been derived by estimating the total cost of site cleanup and then applying Niagara Mohawk’s contribution factor to that estimate where appropriate. Estimates of the total cleanup costs are determined by using all available information from investigations conducted by Niagara Mohawk and other parties, negotiations with other PRPs and, where no other basis is available at the time of estimate, the EPA figure for average cost to remediate a site listed on the NPL as disclosed in the Federal Register of June 23, 1993 (58 Fed. Reg. 119). A contribution factor is calculated when there is a reasonable basis for it, that uses either a pro rata share based upon the total number of PRPs named or otherwise identified or the percentage agreed upon with other PRPs through steering committee negotiations or by other means. In some instances, Niagara Mohawk has been unable to determine a contribution factor and has included in the amount accrued the total estimated costs to remediate the sites. Actual Niagara Mohawk expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs as well as the financial viability of other PRPs since cleanup obligations are joint and several.

Based on significant progress made on several key sites during 2001, Niagara Mohawk anticipates spending approximately $30 million in 2002 to continue similar progress in addressing the site priorities and schedules jointly established with the DEC. In May 1997, the DEC executed an Order of Consent (the “1997 Order”) which serves to keep the annual cash requirement for certain site investigation and remediation (“SIR”) level at approximately $15 million per year, contingent upon DEC acceptance of proposed site priorities and schedules. As executed, the 1997 Order expands the scope of the original 1992 Order, which covered 21 former MGP sites, to encompass most additional sites with which Niagara Mohawk has been associated. The agreement is supported by the decision analysis approach, which Niagara Mohawk and the DEC will continue to revise on an annual basis to address SIR progress and site priorities relative to establishing the annual cost cap, as well as estimating Niagara Mohawk’s liability for these sites. The Saratoga Springs and Harbor Point MGP sites are being investigated and remediated pursuant to separate regulatory Consent Orders with the EPA and the DEC, respectively. However, the annual costs associated with the remediation of these sites are included in the cash requirements under the amended 1997 Order.

Power Choice and Niagara Mohawk’s gas settlement provide for the recovery of SIR costs during the settlement periods. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates. Based upon this assessment, a regulatory asset has been recorded in the amount of $305 million, representing the future recovery of estimated remediation obligations accrued to date. As a result, Niagara Mohawk does not believe SIR costs will have a material adverse effect on its results of operations or financial condition. See also Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Rate and Regulatory Issues and Contingencies.

RESEARCH AND DEVELOPMENT

Niagara Mohawk maintains a research and development (“R&D”) program aimed at improving the delivery and use of energy products and finding practical applications for new and existing technologies in the energy business. R&D expenditures in 1999 through 2001 were not material to Niagara Mohawk’s results of operations or financial condition.

CONSTRUCTION PROGRAM

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ Financial Position, Liquidity and Capital Resources” and Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Construction Program.”

INSURANCE

As of January 31, 2002, the date of the merger, National Grid has insurance related to directors and officers liability. This coverage insures the directors and officers against obligations incurred as a result of their indemnification by National Grid. The coverage also insures the directors and officers against liabilities for which they may not be indemnified by National Grid, except for a dishonest act or breach of trust. This policy also covers the directors and officers of National Grid’s subsidiaries. In addition, Niagara Mohawk purchased run-off coverage (insurance coverage purchased to cover claims that may be reported subsequent to the merger date but pertain to events that occurred prior to such date), for a six-year term, to protect former directors and officers of Niagara Mohawk from events that occurred prior to the merger date.

EMPLOYEE RELATIONS

Niagara Mohawk’s work force at December 31, 2001 numbered approximately 6,200, of whom approximately 72 percent were union members. It is estimated that approximately 80 percent of Niagara Mohawk’s total labor cost is applicable to operation and maintenance and approximately 20 percent is applicable to construction and other accounts.

All of Niagara Mohawk’s non-supervisory production and clerical workers subject to collective bargaining are represented by the International Brotherhood of Electrical Workers (“IBEW”). On July 13, 2001, Niagara Mohawk and the IBEW agreed on a 3-year, 4-month labor agreement, which provided for wage increases of approximately 3.25 percent to 3.75 percent over the next 3 years.

Niagara Mohawk’s work force decreased during 2001 as a result of the sale of the nuclear generation plants.

SEASONALITY

See Item 2. Properties - Electric Delivery Properties and Part II, Item 8. Financial Statements and Supplementary Data - Note 12. Quarterly Financial Data (unaudited).

ITEM 2.  PROPERTIES

ELECTRIC SUPPLY PROPERTIES

Niagara Mohawk:  During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydroelectric plants, and its oil and gas-fired plant in Oswego. Niagara Mohawk completed the sale of its oil and gas-fired generation plant at Albany during 2000 and its 25 percent interest in the Roseton Steam Station in early 2001. In the fourth quarter 2001, Niagara Mohawk completed the sale of its nuclear generation assets. See Part II, Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business, for a further discussion of the sales of Niagara Mohawk’s generation assets.

Niagara Mohawk does not own any other electric supply facilities and meets its electric supply requirements through PPAs and open market purchases from the NYISO.

ELECTRIC DELIVERY PROPERTIES

Niagara Mohawk:   As of January 31, 2002, Niagara Mohawk’s electric delivery transmission and distribution systems were composed of:

•	748 substations with a rated transformer capacity of approximately 22,800,000 kilo-voltamperes
•	approximately 9,400 circuit miles of overhead and underground transmission lines
•	approximately 36,100 conductor miles of overhead distribution lines
•	about 5,000 cable miles of underground distribution cables

Only a part of Niagara Mohawk’s transmission and distribution lines are located on property owned by Niagara Mohawk. With respect to Niagara Mohawk’s transmission and distribution lines that are located on property not owned by Niagara Mohawk, Niagara Mohawk’s practice is to obtain right of way agreements.

There is seasonal variation in electric customer load. In 2000 and 2001, Niagara Mohawk’s maximum hourly demand occurred in the summer.

The electric system of Niagara Mohawk is directly interconnected with other electric utility systems in New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems through the Eastern Interconnection of the United States.

GAS DELIVERY

Niagara Mohawk distributes gas purchased from suppliers and transports gas owned by others. As of December 31, 2001, Niagara Mohawk’s natural gas delivery system was comprised of approximately 8,300 miles of pipelines and mains. Only a part of these natural gas pipelines and mains are located on property owned by Niagara Mohawk. With respect to natural gas pipelines and mains that are not located on property owned by Niagara Mohawk, Niagara Mohawk’s practice is to obtain right of way agreements.

SUBSIDIARIES

Niagara Mohawk has the following subsidiaries:

(a)	NM Uranium, Inc. - has an interest in a uranium mining operation in Live Oak County, Texas, which is now in the process of reclamation and restoration.
(b)	NM Properties, Inc. - engages in real estate development and divestiture of property formerly owned by Niagara Mohawk. NM Properties, Inc. owns several subsidiaries and has interests in several joint ventures in carrying out its activities.
(c)	NM Receivables - facilitates the sale of an undivided interest in a designated pool of customer receivables, including accrued unbilled revenues. NM Receivables, LLC is owned by Niagara Mohawk (over 99.99 percent) and by NM Receivables Corp. II, which is a wholly owned subsidiary of Niagara Mohawk.

NATIVE AMERICAN MATTERS

There are five Native American Nations with reservations located in the vicinity of Niagara Mohawk’s service territory and facilities. Niagara Mohawk has held discussions and has been involved in legal proceedings with Native American Nations involving Niagara Mohawk’s high voltage transmission facilities on Nation lands, provision of electric service to customers on Nation lands, and the Nations’ land claims.

In June 2000, Niagara Mohawk entered into a 40-year agreement with the Seneca Nation to settle issues related to approximately 50 miles of high voltage transmission facilities located on the Seneca Nation’s Cattaraugus and Allegheny Reservations. Niagara Mohawk has entered into Electric Service Agreements with the Onondaga, Tuscarora and Seneca-Tonawanda Nations governing the provision of electric service to customers on their lands. These agreements are pending federal approval. Niagara Mohawk intends to seek similar agreements with the Oneida and Mohawk Nations to supplement existing federally approved agreements. Niagara Mohawk’s facilities are affected by land claim litigation involving the Cayuga, Oneida, Mohawk and Seneca Nations. A court has awarded damages to the Cayuga Nation that are payable by the State of New York. The land claim matters involving the Cayuga, Oneida, Mohawk and Seneca Nations have not been completely and finally resolved. Niagara Mohawk will continue to monitor the land claim litigation and where necessary defend its interests, but is unable to predict the timing or outcome of these matters.

MORTGAGE LIENS

Substantially all of Niagara Mohawk’s operating properties are subject to a mortgage lien securing its mortgage debt.

ITEM 3.   LEGAL PROCEEDINGS

For a detailed discussion of additional legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Environmental Contingencies.” See also Item 1. Business - Environmental Matters - Solid/Hazardous Waste, Item 2. Properties - Native American Matters, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business. Niagara Mohawk is unable to predict the ultimate disposition of the matters referred to below. In addition, consistent with its rate agreements, Niagara Mohawk believes that it is probable that it will be able to recover prudently incurred expenditures in cost-of-service based rates. See also Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Rate and Regulatory Issues and Contingencies.

1.	On June 22, 1993, Niagara Mohawk and 20 other industrial entities, as well as the former owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York State Supreme Court, Erie County, by a group of residents living in the area surrounding the landfill. The plaintiffs seek compensation for alleged economic loss and property damage claimed to have resulted from exposure to contamination associated with the landfill. In addition, since January 18, 1995, Niagara Mohawk has been named as a defendant or third party defendant in a series of toxic tort actions filed in federal or state courts in the Buffalo area. These actions allege exposure on the part of plaintiffs or plaintiffs’ decedents to toxic chemicals associated with the landfill, resulting in the alleged causation of property damage and/or physical injury. The plaintiffs seek compensatory and punitive damages. Niagara Mohawk has filed answers responding to the claims put forth in these suits, denying liability as to any of the claimed conditions or damages and will vigorously defend against each claim.

Niagara Mohawk is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage (although the discovery process has been held in abeyance pending the outcome of the appeal of dismissal of certain of the actions on a statute of limitations basis). Niagara Mohawk, through participation in the Pfohl Brothers Landfill Steering Committee, is participating in the implementation of a remedial program as required pursuant to a DEC administrative order on consent executed in April 2001. Remedial construction is expected to be complete by the end of July 2002, with total construction costs projected to reach $23.5 million. In the context of a formal remedial cost allocation proceeding conducted on behalf of the Committee, it has been determined that Niagara Mohawk’s potential contribution of industrial wastes to the landfill was minor. Further, it is Niagara Mohawk’s position that any materials attributable to Niagara Mohawk, which may have been disposed of at the landfill, are not causally related to any physical condition alleged or other harm alleged to have been incurred by plaintiffs in the various lawsuits associated with the landfill. Niagara Mohawk does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

2.	In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1994, Niagara Mohawk filed a motion to dismiss Fourth Branch’s complaint. By order dated November 7, 1995, the Court granted Niagara Mohawk’s motion to dismiss the complaint in its entirety. Fourth Branch filed an appeal from the Court’s order. On January 30, 1997, the Appellate Division modified the November 7, 1995 court decision by reversing the dismissal of the fourth and fifth causes of action set forth in Fourth Branch’s complaint. Discovery proceedings have been completed. Fourth Branch filed a Trial Term Note of Issue on August 30, 2001 placing the case on the Albany County Supreme Court trial calendar. A pre-trial conference was held on October 9, 2001 and the case was assigned a trial date of April 1, 2002 in the Albany County Supreme Court. A motion for summary judgment on behalf of Niagara Mohawk was filed on November 15, 2001. Fourth Branch has opposed the motion and filed a cross-motion for summary judgment on its breach of contract claim. A pre-trial conference was held in Albany County Supreme Court on March 19, 2002. In view of the fact that the motion for summary judgment was still pending, the court rescheduled the trial date to June 24, 2002.

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

On September 10, 1999, Fourth Branch filed an amended unilateral offer of settlement with FERC. On September 30, 1999, Niagara Mohawk filed its response and objection to the amended offer of settlement. On November 23, 1999, FERC issued a comprehensive order rejecting Fourth Branch’s unilateral offer of settlement, dismissing Fourth Branch’s complaint of anti-competitive conduct against Niagara Mohawk and determining that there has been an implied surrender by Fourth Branch and Niagara Mohawk of the FERC license for the Mechanicville Project. On December 23, 1999, Fourth Branch filed a petition for rehearing of the Commission’s decision. On March 16, 2000, FERC denied the petition for rehearing. On April 21, 2000, Fourth Branch filed an appeal of FERC’s decision to the United States Court of Appeals in Washington, D.C. On June 19, 2001, the Court of Appeals denied Fourth Branch’s appeal. FERC has also initiated proceedings related to site closure and restoration plans, or alternatives thereto. On February 28, 2002, FERC issued an order accepting license surrender and directing the implementation of Niagara Mohawk’s closure plan.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above.
3.	On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General indicated in meetings with Niagara Mohawk and NRG that they will be seeking substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General also indicated that they will be pursuing mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls and mitigation should be borne by NRG.

In May 2001, the New York State Attorney General advised Niagara Mohawk and NRG of its intent to file suit, alleging that the plants are in violation of the federal Clean Air Act.
On July 13, 2001, Niagara Mohawk filed a declaratory judgment action against NRG in New York State Supreme Court. Niagara Mohawk is seeking a declaratory judgment that NRG is responsible for any control upgrades and mitigation resulting from the above-referenced enforcement action. On August 31, 2001, NRG filed its answer, affirmative defenses and counterclaims in response to Niagara Mohawk’s complaint seeking a declaratory judgment. On September 24, 2001, Niagara Mohawk served its reply to NRG’s counterclaims. The litigation is presently in the discovery phase.

On January 10, 2002, the state of New York and Erin M. Crotti, as Commissioner of the DEC, filed on a civil action against Niagara Mohawk and NRG Energy in U.S. District Court for the Western District of New York for alleged violations of the federal Clean Air Act at the Dunkirk and Huntley power plants. NMPC is in the process of reviewing the complaint. A response from Niagara Mohawk is due by March 29, 2002. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation or whether Niagara Mohawk's action against NRG will be successful.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF REGISTRANTS

All executive officers of Niagara Mohawk are elected on an annual basis at the organizational meeting of the Board of Directors or upon the filling of a vacancy. There are no family relationships between any of the executive officers. There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

Executive	Age at 12/31/2001	Current and Prior Positions	Date Commenced

William E. Davis	59	Resigned (became Chairman of National Grid USA and Executive Director of National Grid Group plc)	February 2002
		Chairman of the Board and Chief Executive Officer	May 1993
Darlene D. Kerr	50	Resigned (became President of National Grid USA Service Company, Inc. and Senior Vice President & Chief Administrative Officer-National Grid USA)	February 2002
		President and Chief Operating Officer	December 2000
		Executive Vice President and Chief Operating Officer	April 1999
		Executive Vice President-Energy Delivery	September 1998
		Senior Vice President-Energy Distribution	December 1995
David J. Arrington	50	Retired	March 2002
		Senior Vice President-Human Resources & Chief Administrative Officer (Niagara Mohawk)	April 1999
		Senior Vice President-Human Resources	December 1990
Thomas H. Baron	57	Retired	March 2002
		Senior Vice President-Field Operations	October 1998
		Vice President-Fossil/Hydro Generation and Environmental Affairs	April 1998
		Vice President-Fossil/Hydro Generation	May 1991
Edward J. Dienst	48	Resigned (became Senior Vice President of New England Operations)	February 2002
		Senior Vice President-Asset Management & Energy Delivery	April 1999
		Senior Vice President-Customer Delivery & Asset Management	October 1998
		Vice President-Electric Delivery	May 1996
William F. Edwards	44	Senior Vice President-National Grid USA and President-Niagara Mohawk Power Corporation	September 1997
		Senior Vice President and Chief Financial Officer	September 1997
		Vice President-Financial Planning	December 1995
John H. Mueller	55	Retired	December 2001
		Senior Vice President and Chief Nuclear Officer	January 1998
		Site Vice President of Commonwealth Edison’s Zion Plan	August 1996
Gary J. Jesmain	54	Senior Vice President-Business Services	February 2002
		Regional Manager-Central Region	February 1998
		General Manager-Central Region	September 1996
Clement E. Nadeau	50	Senior Vice President-Operations	February 2002
		Vice President-Electric Delivery	December 1998
		Vice President-Power Transactions and Planning	May 1991
Anthony C. Pini	49	Senior Vice President-Customer Service	February 2002
		President-NEES Communications	November 1997
		Vice President-Customer Service-New England Electric System	June 1993
Theresa A. Flaim	52	Vice President-Energy Supply, Rates and Regulatory Proceedings	March 2002
		Vice President-Strategic Planning	May 1999
		Vice President-Corporate Strategic Planning	May 1994
Kapua A. Rice	50	Corporate Secretary	September 1994

Steven W. Tasker	44	Senior Vice President-Distribution Finance New York	February 2002
		Vice President-Controller	December 1993
Edward A. Capomacchio	55	Vice President-Controller	February 2002
		Assistant Controller-New England Power Service Company	June 1998
		Director-Internal Audit	May 1994

PART II

ITEM 5.   MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holding Company Formation.   On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Holdings was incorporated on April 2, 1998, as a wholly owned subsidiary of Niagara Mohawk. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings’ common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, shares originally issued to Niagara Mohawk were cancelled. On January 31, 2002, the merger of Holdings and National Grid was completed. Niagara Mohawk will maintain its existing name and will remain an indirect wholly owned subsidiary of National Grid. See Item 8. Financial Statements and Supplementary Data, - (Unaudited). Subsequent Event – Merger with National Grid for further discussion of the merger.

Niagara Mohawk Common Stock.   Niagara Mohawk is authorized to issue 250 million shares of common stock with a par value of $1.00. As of December 31, 2001, Niagara Mohawk has 187,364,863 shares outstanding, which are all held by Holdings and are not traded.

The indenture securing Niagara Mohawk’s mortgage debt provides that retained earnings shall be reserved and held unavailable for the payment of dividends on common stock to the extent that expenditures for maintenance and repairs plus provisions for depreciation do not exceed 2.25 percent of depreciable property as defined therein. Such provisions have never resulted in a restriction of Niagara Mohawk’s retained earnings.

Niagara Mohawk Preferred Stock.  The share exchange and the formation of the holding company structure did not, and the merger with National Grid does not, change the rights of holders of the outstanding shares of Niagara Mohawk’s preferred stock. Niagara Mohawk’s preferred stock continues to rank senior to Niagara Mohawk’s common stock (all of which is held by Holdings and indirectly by National Grid) as to dividends and as to distribution of Niagara Mohawk’s assets upon any liquidation.

On December 21, 2001, National Grid announced that it will, within a year of closing the acquisition of Holdings (which occurred on January 31, 2002), have Niagara Mohawk or an affiliate make offers to purchase all of the then outstanding preferred stock of Niagara Mohawk. Such offers will be made at prices that are customary for a tender offer to purchase similar preferred stock and will be determined at the time the offers are made. Such determination of prices will be made by National Grid based on advice of an investment banking firm. National Grid’s commitment will not affect the ability of Niagara Mohawk to voluntarily redeem or otherwise call its preferred stock. The making of such offers in the future will also be subject to receiving all regulatory approvals required for preferred stock offerings.

On February 5, 2002, Niagara Mohawk announced that it will redeem all remaining outstanding shares of the following series of preferred stock:

6.10% Series ($100 par value), at the redemption price of $101.00 per share;
7.45% Series ($100 par value), at the redemption price of $100.73 per share;
7.72% Series ($100 par value), at the redemption price of $102.36 per share;
Adjustable Rate Series A ($25 par value), at the redemption price of $25 per share;
Adjustable Rate Series B ($25 par value), at the redemption price of $25 per share;
Adjustable Rate Series C ($25 par value), at the redemption price of $25 per share.

These preferred stock series have been called for redemption on March 4, 2002, at the above indicated redemption prices together with accrued and unpaid dividends through March 4, 2002.

Whenever dividends on Niagara Mohawk’s preferred stock are in default in an amount equivalent to four full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such preferred stock can elect a majority of the Board of Directors of Niagara Mohawk. Whenever dividends on any preference stock are in default in an amount equivalent to six full quarterly dividends and thereafter until all dividends thereon are paid or declared and set aside for payment, the holders of such stock can elect two members to the Board of Directors of Niagara Mohawk. No dividends on preferred stock are now in arrears and no preference stock is now outstanding.

Niagara Mohawk paid preferred dividends on March 31, June 30, September 30, and December 31, 2001. Niagara Mohawk estimates that none of the 2001 preferred stock dividends will constitute a return of capital, and therefore, all of such dividends are subject to federal tax as ordinary income.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected financial information for Niagara Mohawk for each of the five years during the period ended December 31, 2001, which have been derived from the audited financial statements of Niagara Mohawk, and should be read in connection therewith. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, the following selected financial data for Niagara Mohawk is not likely to be indicative of Niagara Mohawk’s future financial condition, results of operations or cash flows.

                                             2001         2000*          1999*       1998          1997
-----------------------------------------------------------------------------------------------------------
Operations:  (000's)
Operating revenues                       $4,123,391    $3,865,949    $3,827,340  $ 3,826,373    $3,966,404
Income (loss) from continuing operations
 before extraordinary item                   29,521       (21,403)       21,746     (120,825)      183,335
Net income (loss)                            29,521       (22,312)       (2,061)    (120,825)      183,335
-----------------------------------------------------------------------------------------------------------
Common stock data:
Book value per share at year end                 **            **            **  $      16.92   $     18.89
Market price  at year end                        **            **            **         16 1/8        10 1/2
Ratio of market price to
 book value at year end                          **            **            **          95.3%        55.6%
Income (loss) from continuing operations
 per average common share                        **            **            **         ($0.95)       $1.01
Basic and diluted earnings (loss) per
 average common share                            **            **            **         ($0.95)       $1.01
Rate of return on common equity                  **            **            **           (5.3)%       5.5%
Dividends paid per common share                  **            **            **              -           -
-----------------------------------------------------------------------------------------------------------
Capitalization: (000's)
Common equity                            $2,386,998    $2,434,223    $2,785,171  $ 3,170,142    $2,727,527
Non-redeemable preferred stock              440,000       440,000       440,000      440,000       440,000
Mandatorily redeemable
 preferred stock                             50,700        53,750        61,370       68,990        76,610
Long-term debt                            4,419,822     4,678,963     5,042,588    6,417,225     3,417,381
-----------------------------------------------------------------------------------------------------------
                                          7,297,520     7,606,936     8,329,129   10,096,357     6,661,518
Long-term debt maturing within one year     546,858       628,325       613,740      312,240        67,095
-----------------------------------------------------------------------------------------------------------
     Total                               $7,844,378    $8,235,261    $8,942,869  $10,408,597    $6,728,613
-----------------------------------------------------------------------------------------------------------
Capitalization ratios: (including long-term debt maturing within one year)
Common stock equity                           30.4%         29.6%         31.1%         30.5%         40.5%
Preferred stock                                6.3%          6.0%          5.6%          4.9%          7.7%
Long-term debt                                63.3%         64.4%         63.3%         64.6%         51.8%

*      Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization.
**     All of Niagara Mohawk’s shares of common stock are owned by its parent company, therefore, per share data is not relevant.

                                               2001         2000*        1999*        1998         1997
----------------------------------------------------------------------------------------------------------
Financial ratios:
EBITDA, as defined (000's)***             $ 1,181,660  $ 1,130,100   $ 1,267,500  $   965,300  $   909,200
Net cash interest, as defined (000's)***  $   321,285  $   363,600   $   404,700  $   343,600  $   218,900
Ratio of EBITDA to net cash interest              3.7          3.1           3.1          2.8          4.2
Ratio of earnings to fixed charges                0.90         0.93          1.01         0.57         2.02
Ratio of earnings to fixed charges
   and preferred stock dividends                  0.84         0.87          0.94         0.52         1.67
Other ratios (% of operating revenues):
 Fuel, electricity purchased
   and gas purchased                             42.7%        41.2%         33.0%        39.6%        44.4%
 Other operation and maintenance
   expenses                                      23.2         22.8          23.8         24.8         21.1
 Depreciation and amortization                    7.1          8.0           9.0          9.3          8.6
 Amortization/accretion of
   MRA/IPP buyout costs                           8.8          9.6           9.5          3.1            -
 Amortization of nuclear regulatory
   assets                                         0.7            -             -            -            -
 Disallowed nuclear investment costs              3.0            -             -            -            -
 Income and other taxes                           3.9          7.0          11.3         10.3         15.1
 Operating income                                 8.9         11.1          13.9          4.4         14.1
 Balance available for common stock               **           **            **          (4.1)         3.7
----------------------------------------------------------------------------------------------------------
Miscellaneous: (000's)
Gross additions to utility plant          $   253,252  $   273,830   $   298,081  $   392,200  $   290,757
Total utility plant                         6,811,968    9,801,622     9,792,291   11,431,447   11,075,874
Accumulated depreciation
 and amortization                           2,194,273    4,019,282     3,904,049    4,553,448    4,207,830
Regulatory Assets                           5,826,765    5,316,007     5,517,786    5,468,229    1,176,824
Total Assets                               11,485,526   12,307,238    12,445,608   13,861,187    9,584,141
----------------------------------------------------------------------------------------------------------

*      Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization
**    All of Niagara Mohawk’s shares of common stock are owned by its parent company, therefore, per share data is not relevant.
***   See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources - Financial Position” for a
        discussion of EBITDA and a reconciliation of net income to EBITDA.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In recent years, federal and state regulatory initiatives have sought to provide separation of the vertically integrated energy generation, transmission and distribution functions and promote competition and lower prices. This unbundling of services has led to some restructuring throughout the industry. Niagara Mohawk’s response to these developments was to formulate a restructuring strategy and a multi-year rate plan which provided for its exit of the generation business, reduction in the amount of its future over-market purchase power obligations, recovery of its stranded costs and lower prices to customers. Implementation of the restructuring strategy commenced in 1998 with the regulatory approval of the Power Choice rate plan and the consummation of the MRA, and 1999 through 2001 were years punctuated by the further execution of the restructuring strategy.

The year 2000 was a year in which the companies experienced even more significant changes, since Holdings entered into a merger agreement with National Grid, whereby Niagara Mohawk has become an indirect wholly-owned subsidiary of National Grid, effective January 31 2002. In 2001 and 2002, major accomplishments were made in the implementation of the restructuring strategy. The key events in 2001 and 2002 were:

•	On January 19, 2001, Holdings’ shareholders approved the merger.
•	On January 29, 2001, National Grid shareholders approved the merger.
•	On January 30, 2001, Niagara Mohawk sold its share of the Roseton power plant.
•	On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. The Merger Rate Plan superceded this filing.
•	On November 7, 2001, Niagara Mohawk sold Nine Mile Point Unit 1 and its share of Unit 2 to a subsidiary of Constellation Energy Group, Inc. (“Constellation”).
•	On November 28, 2001, the PSC approved Niagara Mohawk’s ten-year Merger Rate Plan.
•	On January 16, 2002, the SEC approved the merger.
•	On January 31, 2002, the merger was consummated.

MERGER WITH NATIONAL GRID

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Item 8. Financial Statements and Supplementary Data, - Note 2. Subsequent Event – Merger with National Grid (Unaudited) for further discussion of the merger.

REGULATORY AGREEMENTS AND THE RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

Merger Rate Plan. On November 28, 2001, the PSC approved the Merger Rate Plan. This rate plan became effective on January 31, 2002, the closing of the merger. Key terms of the plan are as follows:

°	Net customer savings of about $1 billion over the next 10 years, compared with rates projected without the merger. This includes a $152 million reduction in delivery charges compared to rates approved in Niagara Mohawk’s current rate agreement, followed by stabilized delivery charges for 10 years, subject to limited adjustments. This equals an expected reduction in Niagara Mohawk electricity delivery rates of more than eight percent, which results in a projected five percent decrease in overall electricity bills, including a projected commodity cost, which will continue to be borne by customers.
°	Price-stabilized commodity service for residential and commercial customers for several years, giving those customers significant protection from severe fluctuations in the generation marketplace.
°	Agreement to forgo the collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates.
°	Ability to recover a return on the remaining MRA regulatory asset.
°	Also, as part of the agreement, Niagara Mohawk would expand its annual upstate New York economic development efforts by $12.5 million.
°	The extension by 16 months of the existing multi-year gas rate settlement agreement, resulting in a freeze in natural gas delivery rates through December 2004.
°	Extension of the Low Income Customer Assistance Program and introduction of a special low-income rate.
°	Establishment of a Service Quality Assurance Program that calls for up to $24 million in annual penalties or more under certain conditions, if defined customer service goals are not achieved.
°	The continuation of the stranded cost recovery provisions under Power Choice with slight modifications.

Although rates will be lower under the Merger Rate Plan, Niagara Mohawk believes cost savings from the merger should enable it to improve its operating results.

Power Choice Rate Reductions and Retail Choice of Electricity Supplier. The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

The Power Choice agreement established a five-year electric rate plan that reduced class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998. On September 1, 1999, Niagara Mohawk implemented its second phase of rate reductions and implemented its third phase of rate reductions on September 1, 2000. The reduction in prices included certain savings that resulted from approved reductions of the GRT. New York State tax law changes that further reduce the GRT rate for some customers and eliminate the GRT for others, are not reflected in the price reductions. The tax law changes are discussed in Item 8. Financial Statements and Supplementary Data, - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation.”

Effective August 1, 1999, all of Niagara Mohawk’s customers were able to choose their electricity supplier. As of December 31, 2001, 9,169 (5.9 percent) of Niagara Mohawk’s commercial and industrial customers, or approximately 14.5 percent of eligible load, and 39,915 (2.9 percent) residential customers, or approximately 4.0 percent of eligible load, have chosen an electricity supplier other than Niagara Mohawk. See “FERC Order 888 Open Access” below for a discussion of open transmission access as a result of the formation of the NYISO. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under Power Choice, continued to charge the customer for delivery of the energy and for a non-bypassable CTC charge. Niagara Mohawk also gave a credit to the customer for any services provided by the alternative energy supplier that was provided by Niagara Mohawk in the past.

During the term of the Power Choice agreement, Niagara Mohawk was permitted to defer certain incremental costs associated primarily with environmental remediation and changes in laws, regulations, rules and orders. On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. The rate plan changes allow for implementation of the Power Choice agreement to pass-through certain commodity-related costs to customers beginning September 1, 2001. Electric commodity costs, which fluctuate with market conditions, are projected to be higher as a result of recent trends in commodity markets, increases in charges from the NYISO and the expiration of some Niagara Mohawk supply contracts. Partially offsetting the projected increase in commodity costs is a reduction in overall, system-wide rates for electric delivery service of 5.4 percent associated with a lowering of the competitive transition charge with respect to existing supply contracts. The overall average price increase was projected to be 4.9 percent, with the average residential bill increasing 7.9 percent. Such increases were dependent upon actual commodity market conditions. However, residential and commercial customers were provided with a partial price protection from severe fluctuations in the commodity prices through a delivery charge adjustment mechanism. The Merger Rate Plan described above superseded these rates on January 31, 2002, upon the closing of the merger and continues the pass-through of commodity costs.

The Power Choice agreement, which was implemented beginning on September 1, 1998, provided for the recovery of deferrals established in years one through four and the generation sale incentive. See Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets,” for a discussion of the generation sale incentive. The recovery of deferrals were limited and any remaining unamortized deferrals at the end of year five would have been recovered over a period not to exceed five years beginning in year six.

Beginning in year four of Power Choice, Niagara Mohawk was continuing to recover the cost variations in the indexed swap contracts entered into as part of the MRA, resulting from the indexing provisions of these contracts. As these indexed swap contracts and other contracts expire, the fluctuations in market price of unhedged energy were billed to customers through a commodity adjustment clause. Under the principles established in Power Choice, as these contracts expire, customers who buy electricity from Niagara Mohawk assumed the commodity price risk for energy associated with the expiring contracts. Increases in the cost of natural gas, primarily as it is used as a fuel in electricity generation, raises issues surrounding the ability for ratepayers to absorb such price volatility.

The Power Choice agreement further provided that Niagara Mohawk would have a reasonable opportunity to recover its stranded costs, including those associated with the MRA and the contracts entered into as part of the MRA, through a CTC and, under certain circumstances, through exit fees or in rates for back up service. See “FERC Order 888 - Stranded Cost Recovery in the Case of Municipalization” for a further discussion of stranded costs and exit fees. Niagara Mohawk’s rates under Power Choice were designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate.

Generation Asset Sales. During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro generation plants, and its oil and gas-fired generation plant at Oswego for $860 million. These assets had a combined net book value of approximately $957 million (including materials, supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of approximately $27 million, primarily due to a lower amount of fuel being delivered to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement. During 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. On January 30, 2001, Niagara Mohawk completed the sale of its 25 percent interest in the Roseton Steam Station for approximately $83.9 million. Niagara Mohawk’s share of the Roseton plant had a net book value of approximately $38.3 million (which includes materials, supplies and fuel) at closing. On November 7, 2001, Niagara Mohawk sold its nuclear assets to Constellation pursuant to which Niagara Mohawk received approximately $271 million in cash and will receive five annual principal and interest payments totaling $332 million. Niagara Mohawk’s share of the plant had a net book value (which includes materials, supplies and fuel) of approximately $1.6 billion as of the closing, excluding the reserve for decommissioning costs.

For a further discussion of these sales, see Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies. For a discussion on how Niagara Mohawk used the proceeds from the sale of its generation assets, see “Liquidity and Capital Resources.”

Niagara Mohawk signed agreements with the buyers of the plants for energy and capacity at negotiated prices which are above market, based on current energy price forecasts. While the PPAs with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the sales, are above market, they are designed to help Niagara Mohawk meet rate reduction and price cap commitments as well as expected demand as the provider of last resort. The PPAs converted to either swap agreements or swaptions (swap agreement with a call option.) These swaps act as hedges against a substantial rise in power costs. Niagara Mohawk also signed PPAs with Constellation to purchase energy at negotiated competitive prices for ten years and revenue sharing agreements. See Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies, Note 8. Commitments and Contingencies, and Note 9. Fair Value of Financial and Derivative Financial Instruments, for a further discussion of the terms of these agreements.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. In addition, Niagara Mohawk was not allowed to earn a return on the deferred loss during the Power Choice period. Niagara Mohawk did not begin recovery of the loss on the non-nuclear generation assets of approximately $122.5 million under Power Choice, which is included in Niagara Mohawk’s Consolidated Balance Sheets as “Deferred Loss on Sale of Assets.” The PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets by the net present value of the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice. Pursuant to the PSC Order approving the sale of the nuclear assets, dated October 24, 2001, Niagara Mohawk was required to write-off $123 million of nuclear investment. The PSC Order provides for the deferral and future recovery of the remaining nuclear stranded costs. Niagara Mohawk has already begun to amortize the regulatory asset related to the loss on the sale of the nuclear assets. As of December 31, 2001, Niagara Mohawk has a regulatory asset of $1,074.6 million for the net loss on the sale of its nuclear generation assets. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred Loss on Sale of Assets.” The amount of this regulatory asset related to the sale of the nuclear assets is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. Under the Merger Rate Plan, Niagara Mohawk has agreed to forgo collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates. Remaining stranded costs related to the sale of all of the generation assets and the MRA regulatory asset will be amortized over ten years based upon a pattern established in the Merger Rate Plan. For a further discussion of the loss incurred on these sales, see Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies.

Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $18.6 million based on the asset sales of which $9.0 million is reflected in income in 1999, $2.8 million is reflected in income in 2000 and $6.8 million is reflected in income in 2001 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The Power Choice agreement provides for recovery of the incentive beginning in 2001, over a period not to exceed five years. The Merger Rate Plan modifies the recovery period of stranded costs and incentives.

The MRA Agreement. As a result of various federal and state requirements, Niagara Mohawk was required to enter into contracts to purchase electricity from IPPs in quantities in excess of its own demand and at prices in excess of those available to it. In mid-1996, Niagara Mohawk began comprehensive negotiations to terminate, amend or restate a substantial portion of above-market PPAs in an effort to mitigate the escalating cost of these PPAs as well as to prepare Niagara Mohawk for a more competitive environment. These negotiations led to the MRA and the Power Choice agreement.

The MRA was consummated on June 30, 1998 with 14 IPPs. The MRA allowed Niagara Mohawk to terminate, restate or amend 27 PPAs which represented approximately three-quarters of its over-market purchased power obligations. Niagara Mohawk terminated 18 PPAs for 1,092 MW of electric generating capacity, restated 8 PPAs representing 535 MW of capacity and amended 1 PPA representing 42 MW of capacity. Niagara Mohawk paid the IPP Parties an aggregate of $3.934 billion in cash, of which $3.212 billion was obtained through a public market offering of senior unsecured debt, $303.7 million from the public sale of 22.4 million shares of common stock, and the remainder from cash on hand. In addition, Niagara Mohawk issued 20.5 million shares of common stock to the IPP Parties.

Power Choice provided that the MRA and the contracts executed as part of the MRA were prudent and accordingly, PSC approval of Power Choice allowed Niagara Mohawk to record a regulatory asset for the costs of the MRA, which is being amortized over a period generally not to exceed ten years. Niagara Mohawk’s rates under Power Choice were designed to permit recovery of the MRA regulatory asset. The Power Choice agreement had the effect of substantially depressing earnings during its term and substantially improving operating cash flow. The closing of the merger and the implementation of the Merger Rate Plan will impact the future results of Niagara Mohawk. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will impact the future results of Niagara Mohawk.

The MRA had the effect of reducing Niagara Mohawk’s IPP payments by more than $500 million annually in 1998 and 1999 as compared to leaving the pre-existing contracts in place, net of purchases of power at market price. These savings have been partially reduced in 2000 and 2001 as a result of the increase in commodity prices. The resulting improvement in cash flow and the proceeds from the sale of the generation assets have allowed Niagara Mohawk to repay debt and repurchase Holdings’ common stock.

Under the terms of the MRA, Niagara Mohawk has no continuing obligation to purchase energy from the terminated IPP Parties. The restated contracts with eight PPAs reflect economic terms and conditions that are more favorable to Niagara Mohawk than the previous PPAs. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies and Note 9. Fair Value of Financial and Derivative Financial Instruments, for a further discussion regarding the remaining payments to the IPP Parties for the purchase of electric power and the payments made under the swap agreements.

Niagara Mohawk has pursued other opportunities to reduce its payments to IPPs that were not party to the MRA. Under Power Choice, Niagara Mohawk is permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999 through 2001, 13 IPP contracts for approximately 161 MW were terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings from the buyouts during the remaining term of Power Choice to offset the amortization expense.

FERC Order 888. In April 1996, FERC issued Order 888, which promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. FERC Order 888 required state power pools to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. In addition, the FERC Order also provides for the recovery of prudent and verifiable stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888‘s open access mandate.

As a result of Order 888, there have been several developments during the past few years as follows:

Open Access
The New York Power Pool was restructured as the NYISO. The NYISO commenced formal operations on December 1, 1999. Niagara Mohawk believes the NYISO promotes a more competitive market for wholesale electricity supply service in New York State. A discussion of the financial and accounting impacts as a result of the transition to the NYISO is included in the results of operations section.

Stranded Cost Recovery in the Case of Municipalization
In Order 888, the FERC stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888‘s open access mandate. Order 888 left to the states the issue of retail stranded cost recovery. Where newly created municipal electric utilities required transmission service from the displaced utility, the FERC stated that it would entertain requests for stranded cost recovery to the extent that such municipalization is made possible by open access. The FERC also reserved the right to consider stranded costs on a case-by-case basis if it appeared that open access was being used to circumvent stranded cost review by any regulatory agency.

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

In the PSC Order approving the merger and long-term rate settlement, the PSC approved certain modifications to Rule 52. In brief, these modifications are: (1) Rule 52 will not apply to a customer’s premises which is disconnected from the Niagara Mohawk system and is supplied by generation installed after the effective date of the Merger Rate Plan when the generator is used exclusively to serve the customer; and (2) under specified circumstances when the customer disconnects from the Niagara Mohawk system and is connected to generation located on or immediately adjacent to the customer’s premises. The approved settlement provides that it does not preclude the parties from advocating that the Commission modify or eliminate Rule 52 or the Commission from adopting different policies on its own.

Lakewood
In August 1997, Niagara Mohawk provided the Village of Lakewood (“Lakewood”) with an estimate of its stranded cost obligations under both Rule 52 and FERC Order No. 888. In June 1998, Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of Niagara Mohawk’s stranded costs if it created a new municipal electric system.

On December 11, 1998, the FERC issued an order granting Niagara Mohawk’s request for clarification that Order No. 888 does not preempt the exit fee provision of the Retail Tariff and directing that Lakewood’s case before the FERC be held in abeyance pending the resolution by the PSC of Lakewood’s stranded cost obligation under the exit fee provisions of Niagara Mohawk’s Retail Tariff.

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk filed its direct case on September 3, 1999, which supported a revised estimate of exit fees of $18 million. Lakewood filed its direct case on October 18, 1999, which supported an exit fee of approximately $5 million. The parties to the case subsequently entered into a number of stipulations that subject any exit fee established by the Commission to a true-up based on the resolution of certain issues presented in other proceedings or forums. These include stipulations which call for ultimate determinations outside this case of the amortization period for regulatory assets, and return on Niagara Mohawk’s regulatory assets for nuclear stranded costs, the MRA and loss on the sale of the fossil and hydro generation assets.

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether certain changes to Rule 52 should be implemented at the expiration of the five year term of Power Choice. Lakewood has requested rehearing of the PSC’s September 11, 2000 order, and this rehearing request is still pending before the PSC. On February 14, 2001, the Attorney General of the state of New York filed papers with the PSC requesting that the amount of the fee be reduced to approximately $2.8 million to reflect deletion of stranded costs claimed to be unrelated to local service. In the November 28, 2001 PSC Order approving the Merger Rate Plan, the PSC required that additional consideration should be made for changes to Rule 52 as originally identified in its earlier order. Niagara Mohawk is unable to predict the outcome of this proceeding at this time. While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

Alliance for Municipal Power
The Alliance for Municipal Power (“AMP”) is a group of approximately 20 towns and villages in St. Lawrence and Franklin counties pursuing municipalization. AMP appealed the Commission’s orders approving Power Choice and Rule 52, which appeal was dismissed by the Supreme Court of Albany County. AMP filed an appeal of this decision, but failed to perfect its appeal within the time limit specified in New York’s Civil Practice Laws and Rules.

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

On August 24, 2001, AMP filed a petition with the PSC seeking a declaratory order directing a hearing to determine the stranded cost obligations owed Niagara Mohawk. The Hearing Officer is in the process of developing a schedule, with input from the parties to this proceeding. Niagara Mohawk is unable to predict with certainty the outcome of this proceeding.

If the AMP communities withdrew from Niagara Mohawk’s system, Niagara Mohawk would experience a potential revenue loss of approximately one percent per year. The impact on Niagara Mohawk’s electric margin is considered to be immaterial. Suspension or renegotiation of the exit fee provisions of Power Choice could have a material adverse effect on Niagara Mohawk’s results of operations, financial condition, and future cash flows.

Griffiss Local Development Corporation
In a petition for expedited declaratory ruling filed with the FERC on June 24, 1999, the Griffiss Local Development Corporation (“GLDC”) and the Oneida County Industrial Development Agency (“Oneida IDA”) sought an order declaring that purchases of electricity from Niagara Mohawk by the Air Force Base Conversion Agency and/or by GLDC itself for use at the former Griffiss Air Force Base (“the Base”) were wholesale sales subject to the jurisdiction of the FERC rather than retail sales subject to the jurisdiction of the PSC. In addition, GLDC and Oneida IDA also sought an order from the FERC asserting exclusive jurisdiction over any stranded cost obligation resulting from the change from retail to wholesale rates and a determination that Niagara Mohawk was not entitled to any stranded costs as a result of that change. Niagara Mohawk intervened in this proceeding and opposed all relief requested by GLDC. The FERC has not yet acted on this Petition.

On July 19, 1999, GLDC and Oneida IDA filed an application with the PSC for a certificate of public convenience and necessity allowing them to furnish electric service to retail customers located on the Base, subject to light-handed regulation by the PSC. On October 1, 1999, Niagara Mohawk intervened in this PSC proceeding and stated that it was opposed to the issuance of the approvals requested by GLDC and Oneida IDA unless they agreed to pay an exit fee, which Niagara Mohawk estimated at $12 million. GLDC filed responsive testimony and calculated an exit fee of $180,000, and the PSC outlined an exit fee of approximately $7 million in its testimony. A substantial portion of the difference between the Niagara Mohawk estimate and the PSC estimate related to future anticipated load to be served by GLDC. GLDC and Oneida IDA refused to agree to these terms, and the PSC set that case for hearing before one of its administrative law judges.

Shortly before that hearing was scheduled to commence, Niagara Mohawk entered into a settlement agreement with GLDC and Oneida IDA. That settlement agreement ultimately proved unworkable, due to the unavailability of certain economic benefits from the state of New York. The parties met thereafter and have recently executed a new settlement agreement which would resolve all issues in this case. This settlement is conditioned on approval by the PSC and acceptance by the FERC without material modification or change, which has not yet been obtained. Niagara Mohawk cannot predict the outcome of any proceedings before the PSC or the FERC relating to this agreement.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk’s system or the amount of stranded costs it may receive as a result of any withdrawals.

FERC Order 2000.  In December 1999, the FERC issued Order 2000, which requires all public utilities that own, operate or control interstate electric transmission to file either a proposal for a Regional Transmission Organization (“RTO”) or an explanation of their reasons for not making such a proposal. Utilities not currently part of a FERC approved transmission entity were required to make their filings by October 15, 2000. Utilities, including Niagara Mohawk, who are part of a FERC approved transmission entity (Niagara Mohawk is a member of the NYISO), were required to make their filings by January 15, 2001.

On January 16, 2001, following a collaborative process with the other New York transmission owning utilities, with the staff of the NYISO, and other New York wholesale market participants, Niagara Mohawk, the other New York transmission owning utilities and the NYISO made a joint filing with the FERC describing how the NYISO is generally compliant with many of the Order 2000 requirements, and specifying the steps that will be taken to achieve full compliance with the remaining requirements of that Order. A number of generators, marketers and industrial customers subsequently intervened in this proceeding requesting various forms of relief ranging from a FERC order requiring the NYISO to merge with the New England Independent System Operator (“ISO New England”) and Pennsylvania Jersey Maryland independent system operator (“PJM”) to modification or abolition of various provisions of the NYISO’s Open Access Transmission Tariff.

Because Order No. 2000 requires that RTOs have full filing rights under Section 205 of the Federal Power Act (“FPA”) with respect to their tariffs, Niagara Mohawk and the other New York Transmission Owners sought rehearing of that decision on the ground that participation in an RTO would strip those utilities of their statutory rights under the FPA. The FERC rejected this contention in an Order dated February 25, 2001, and Niagara Mohawk and the other New York Transmission Owners appealed those rulings to the United States Court of Appeals for the District of Columbia Circuit. On December 11, 2001, the United States Court of Appeals for the District of Columbia Circuit dismissed the New York Transmission Owners’ appeal of Order 2000 on the ground that those utilities were not aggrieved by anything in that order because the FERC had held in that order that participation in RTOs was “voluntary” and, hence, lacked standing to seek judicial review of that order. The court noted that the FERC had given each utility the choice of filing an RTO proposal or of making a filing explaining its reasons for not doing so, and that no party had demonstrated that any utility refusing to join an RTO would be punished for its failure to do so.

On July 12, 2001, FERC ruled that the NYISO and ISO New England did not satisfy the RTO requirements of Order 2000 for a variety of reasons, including lack of an adequate geographic scope. On July 24, 2001, the PSC announced its support of FERC’s process to establish a single RTO to run the daily power markets and oversee the flow of electricity in the Northeastern United States, citing both economic and system reliability benefits. In addition, the PSC noted its belief that the RTO approach would strengthen the reliability of the system, promote better transmission planning and result in efficient wholesale prices for electricity. In another order issued on July 12, 2001, the FERC provisionally certified PJM as an RTO, on the condition that it merge with the NYISO and ISO New England to achieve adequate geographic scope. To facilitate that merger, the FERC ordered the commencement of a mediation process to develop a plan that would achieve a single RTO for the Northeast region of the country utilizing the best practices from each of the existing Northeast ISOs.

This mediation process commenced in August 2001 and involved all entities involved in the three Northeast regions, as well as Canadian entities. The mediation process focused on developing a “best practices” approach and associated business plan to migrate the three ISOs into one Northeast RTO. The resulting business plan was submitted by the FERC ALJ to the Commission on September 17, 2001. Additionally, FERC issued a rulemaking addressing Standard Market Design regarding the buying and selling of power. The FERC requested in a December 2001 Order that all industry segments try to agree on a single standards organization that would establish national standards business practices for the wholesale electric industry. The FERC indicated that if the industry cannot reach agreement by March 15, 2002, the FERC will either choose such an organization itself or develop such standard business practices on its own. In January 2002, PJM Interconnection, together with the Midwest Independent Transmission System Operators, Inc., and the Southwest Power Pool, Inc. announced the formation of a Single Market Design Forum to identify the needs of market participants and promote efficiency in electricity markets. On January 29, 2002, the NYISO and ISO New England executed an agreement to develop a common electricity marketplace for their adjacent regions based on common market design and to evaluate the possibility of creating a northeast RTO, even though the geographic scope of such an RTO is still an open question.

Niagara Mohawk cannot predict what actions, if any, the FERC will take with respect to the business plan submitted to it on September 17, 2001, nor can Niagara Mohawk predict whether or when an RTO or other similar entity may be established that would include Niagara Mohawk’s service territory or the financial impacts, if any, that may result from the ultimate establishment of any such RTO or other similar entity.

FERC Order on Niagara Mohawk’s Transmission Rates with Sithe.   Sithe/Independence Power Partners, LP (“Sithe”) had filed two separate complaints against Niagara Mohawk in 1995 and 1999. Both of these complaints challenged the transmission loss charges assessed by Niagara Mohawk. In its most recent complaint, Sithe also challenged Niagara Mohawk’s revenue requirements and sought a refund of approximately $65 million which it paid for certain interconnection facilities.

On June 29, 2001, Niagara Mohawk and Sithe negotiated and filed with the FERC a settlement that would have resolved all of the issues in both of these complaint proceedings for an amount that will not have a material adverse effect on Niagara Mohawk’s results of operations or financial condition. On October 11, 2001, FERC issued an order accepting this settlement on the condition that Niagara Mohawk modify a provision of that settlement prohibiting the FERC from subsequently amending that agreement under any circumstances without the consent of both Sithe and Niagara Mohawk, unless the FERC found that change to be required by a compelling public interest. The FERC held that Sithe and Niagara Mohawk could bind themselves and the FERC to this high “public interest” standard with respect to disputes among themselves, but could not bind third parties to this standard. The Commission gave Niagara Mohawk 30 days to accept or reject this change to the settlement.

On November 9, 2001, Niagara Mohawk and Sithe filed a revised settlement agreement with the FERC in compliance with the requirements of the FERC’s October 11, 2001 Order. While Niagara Mohawk believes that this revised settlement is in full compliance with the requirements of the FERC’s October 11, 2001 Order, Niagara Mohawk cannot predict the outcome of this proceeding at this time.

Other Regulatory Restructuring Proceedings.   The PSC continues to assess other functions in the regulated electric and gas business to lower consumer rates and increase customer choice. The PSC is considering opening competition to energy services and is re-examining the rates for the metering and billing functions already opened to competition. On January 13, 1999, the PSC adopted a set of Uniform Business Practices for Retail Access designed to streamline and make more uniform the manner in which the local utilities interact with natural gas and electricity marketers, energy services companies and customers who purchase energy in New York State’s evolving competitive market.

Niagara Mohawk’s results of operations has not been negatively impacted by the implementation of the competitive metering and billing functions due to the limited scope of the PSC’s order on such functions and the use of long run avoided costs to establish back out credits against utility prices. The exposure could grow, however, as the rates for metering and billing are re-examined, or other services are required to be opened to competition using embedded cost as a back out credit. The PSC has also instituted a separate track of its examination of provider of last resort issues to address the complete unbundling of electric and gas rates into components to facilitate expanded competition. Niagara Mohawk will continue to participate with the PSC and other parties as New York State moves forward with a competitive utility industry, but it cannot predict the outcome of the results and the impact on its Power Choice agreement or the Merger Rate Plan.

OTHER FEDERAL AND STATE REGULATORY INITIATIVES

Gas Multi-Year Rate and Restructuring Agreement. Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. On July 19, 2000, the PSC approved the agreement that had been negotiated between Niagara Mohawk and the PSC Staff and became effective on August 1, 2000. The agreement includes the following:

•	A freeze on Niagara Mohawk’s delivery rates for a three-year, ten-month period, beginning November 1, 1999. This would align the expiration of the gas rate agreement with the expiration of the Power Choice agreement.
•	Commodity costs continue to be passed through to customers.
•	Niagara Mohawk will recover all potential stranded pipeline capacity costs that result from customer switching through the use of the contingency reserve account, which was established by the previous gas settlement agreement.
•	Niagara Mohawk would give each customer who migrates to another gas supplier a merchant function backout credit, which reflects services Niagara Mohawk is no longer providing to that customer. Any stranded transition costs related to migration will be recoverable through the contingency reserve account.
•	A rate of return on common equity (“ROE”) cap over the settlement period of 10 percent with a 50/50 sharing of excess earnings above the cap if Niagara Mohawk does not achieve any of the incentive linked with customer awareness and understanding of their ability to choose an alternate commodity supplier or with the incentive related to customer migration levels. Niagara Mohawk will be able to increase its earned ROE (up to 12 percent) without any sharing by achieving the incentive linked to customer awareness and understanding of supplier choice and the incentive linked to migration levels.

The Merger Rate Plan extends this settlement for an additional 16 months to December 2004.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations. Results of operations from 1999 through 2001 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid on January 31, 2002 and the related push down and allocation of the purchase price and implementation of the Merger Rate Plan will effect the reported results of Niagara Mohawk prospectively. See “Merger Rate Plan” for further discussion of how the closing of the merger with National Grid will impact the future results on Niagara Mohawk. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Niagara Mohawk experienced a loss in 2001 of $1.3 million as compared to a loss of $53.7 million in 2000 and a loss of $38.9 million in 1999.

Earnings for 2001 were positively impacted by the following items:

•	Niagara Mohawk recorded previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million.
•	Electric margin was higher in 2001 as compared to 2000 by $71.5 million, in part due to the ability of Niagara Mohawk to recover its commodity costs through the commodity adjustment clause mechanism beginning on September 1, 2001.
•	Lower interest expense of approximately $44.9 million due to the repayment of debt during 2000 and 2001.
•	Lower depreciation expense and real estate taxes of $24.5 million primarily as a result of the nuclear sale.
•	Lower nuclear operating and maintenance expense (net of deferrals and amortizations) of $21.2 million as a result of the sale of the nuclear assets.
•	The increase in GRT credits recorded by Niagara Mohawk of $32.6 million due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.
•	Lower non-nuclear operating and maintenance expense of $15.7 million as a result of the sale of the non-nuclear assets.

Earnings for 2001 were negatively impacted by the following items:

•	Niagara Mohawk recorded a non-cash pre-tax write-off of $123 million to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets.
•	The insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort was $5.6 million in 2001 as compared to $29.9 million in 2000.
•	The impact of higher natural gas prices on indexed IPP contracts in the first eight months of 2001 as compared to the first eight months of 2000, which increased purchased power costs by $33.0 million. On September 1, 2001, the commodity adjustment clause was implemented that allows Niagara Mohawk to pass-through commodity costs to customers.
•	Amortization of the nuclear regulatory asset of $29.6 million in accordance with the PSC Order approving the November 2001 sale of the nuclear assets.
•	Higher pension expense of $18.7 million and compensation expense of $12.7 million.
•	An increase in bad debt expense of $7.7 million which reflects the impact of the higher natural gas prices on customers early in 2001.
•	A reduction in electric revenues by $7.7 million as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.

The loss for 2000 included an extraordinary item related to the early retirement of debt of $.9 million. The loss for 1999 included an extraordinary item related to the early retirement of debt of $23.8 million. Earnings for 2000 were increased by $33.8 million due to lower interest costs as a result of Niagara Mohawk’s debt retirement program, by $19.4 million related to the insurance proceeds and disaster relief recovery associated with the January 1998 ice storm restoration effort, and by $9.2 million due to lower costs related to the 1999 implementation of a new customer service system.

The increases in 2000, however, were offset by a number of factors. Earnings were reduced by $48.5 million as a result of Niagara Mohawk’s exposure to higher natural gas prices in its purchased power and generation portfolio, by $19.4 million due to lower investment tax credits and incentives related to the sale of the fossil and hydroelectric generating stations, and by $12.8 million as a consequence of the second and third phases of electric price reductions provided in the Power Choice agreement, by $11.6 million for increased costs associated with the operation of the NYISO, and by $10.2 million related to an adjustment based on the regulatory review of the deferred costs related to the sale of the fossil and hydroelectric generating stations.

The following discussion and analysis highlights items that significantly affected Niagara Mohawk’s operations during the three-year period ended December 31, 2001. This discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the sale of Niagara Mohawk’s generation assets, the merger, and the implementation of the Merger Rate Plan. Also, as a National Grid company, Niagara Mohawk will be reporting results in the future on a fiscal year ending March 31, which may affect comparability to prior results. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will impact the future results of Niagara Mohawk. It should also be read in conjunction with Item 8. Financial Statements and Supplementary Data, and other financial and statistical information appearing elsewhere in this report.

Customer Service System.  In mid-February 1999, Niagara Mohawk implemented a new Customer Service System (“CSS”). The CSS replaced existing order, billing, collection and other infrastructural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The CSS provided the retail access and unbundled bill functionality required under Power Choice and also addressed Year 2000 compliance. These capabilities could not be developed in the previous systems.

Niagara Mohawk, like other companies that have implemented similar CSS projects, had experienced a transition period, characterized by significantly higher customer call volumes and complaints, billing and data accumulation issues, and other problems that impacted productivity and costs. Billing and data accumulation issues included bill format errors, billing delays as edit and validation checks rejected bills, instances where bills could not be generated by CSS, and inappropriate late payment charges. The transition was also complicated by changes in the information and choices provided to customers pursuant to Power Choice. Niagara Mohawk took steps prior to and during the transition period to prioritize and respond to problems.

The CSS transition period presented financial exposures as outstanding accounts receivables increased. Niagara Mohawk’s bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Niagara Mohawk took aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts could be returned to a level appropriate in the normal course of business. These actions included increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather. Bad debt expense for 2000 was reduced to $56.6 million, but also reflects the significant increase in gas commodity prices in the second half of 2000, which was passed through to gas customers. Bad debt expense increased to $64.3 million in 2001, which also reflected the continued increase in gas commodity prices in early 2001.

The PSC had evaluated the development and implementation costs of the CSS project, as well as Niagara Mohawk’s response to the transition problems incurred during implementation and raised certain concerns. Niagara Mohawk believes it has addressed the concerns raised by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

REVENUES AND SALES

Electric:

Electric revenues for 2001 were $3,401.9 million, and were $3,207.4 million and $3,247.8 million in 2000 and 1999, respectively.

As summarized in the table below, electric revenues increased $194.4 million or 6.1 percent as compared to 2000. The increase in electric revenues is primarily due to an increase in sales for resale of $118.0 million as a result of higher sales to the NYISO; higher overall Power Choice rates since September 2001 of $36.5 million since the commodity cost reflected in rates was higher, partially offset by lower delivery rates; an increase in miscellaneous revenues of $26.9 million; an increase in transmission revenues of $11.3 million and an increase in the systems benefit charge revenue recoveries of $23.6 million.

Miscellaneous electric revenues increased as a result of the recording of $9.2 million of revenues to be received under the NYPA residential hydropower benefit mechanism due to an under collection from the prior year and due to the May 2000 New York State tax law changes (see Item 8. Financial Statements and Supplementary Data Note 1. Summary of Significant Accounting Policies, “Basis of Presentation” for a further discussion of the May 2000 tax law changes), despite a decrease in unbilled revenues of $14.7 million. In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. These transmission revenues were partially offset by the introduction of the transmission revenue adjustment mechanism (“TRAM”) on September 1, 2001, which reduced transmission revenues by $10.9 million. The TRAM will compare actual transmission revenues with the $87.4 million annual forecast base transmission revenue used to develop Power Choice electric delivery prices, with differences collected from or returned to customers. The systems benefits charge is offset in other operation and maintenance expense. The increased revenues from the sales for resale to the NYISO is offset in electricity purchased costs.

As summarized in the table below, electric revenues in 2000 decreased $40.4 million from 1999 due to a decrease in retail revenues of $266.2 million or a decrease of 8.7 percent. This decrease was primarily due to a decrease in electric sales/deliveries to ultimate consumers as a result of the milder summer of 2000 compared to the warmer than normal weather of 1999 and also due to lower prices. This decrease was partially offset by an increase in sales for resale of $65.1 million, due primarily to increased sales to the NYISO, an increase in miscellaneous revenues, of $20.2 million (primarily unbilled revenues) and an increase in transmission revenues of $16.8 million. A portion of the decrease in retail revenues, and increase in unbilled revenues is attributable to the effect of changing from bi-monthly to monthly billing. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. The decrease in electric sales to ultimate consumers and the increase in distribution of energy of $123.8 million reflects the growing number of customers that purchase electricity from other suppliers. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected as “Distribution of Energy.” The GWh that are delivered to the customers who have chosen an alternative supplier are not included in Niagara Mohawk’s sales amounts. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in “Other Electric Systems.”

See Item 8.   Financial Statements and Supplementary Data - Electric Statistics, for a summary of electric revenue and sales data for the years 1999 through 2001.

Increase (decrease) from prior year (In millions of dollars)
Electric Revenues	2001	2000

Changes in volume and mix of sales to ultimate consumers	$ 22.6	$(275.6)
Sales to other electric systems	118.0	65.1
Systems benefit charge recovery	23.6	(1.0)
Unbilled revenues	(14.7)	51.0
Transmission of energy	11.3	16.8
Distribution of energy	(2.9)	123.8
Power Choice rates	36.5	(20.5)
	$194.4	$(40.4)

Electric kilowatt-hour sales were 39.9 billion in 2001, 36.3 billion in 2000 and 36.8 billion in 1999.

Electric deliveries for 2001 increased 3.6 billion KWh or 10.0 percent as compared to 2000. The increase is primarily due to an increase in sales for resale of 4.1 billion KWh as a result of higher sales to the NYISO, partially offset by a decrease in sales to ultimate customers of 0.3 billion KWh due to the milder weather in 2001 as compared to 2000.

Electric deliveries for 2000 decreased 0.5 billion KWh or 1.2 percent as compared to 1999. The decrease is primarily due to a decrease in sales to ultimate customers offset by higher distribution deliveries as compared to 1999. Sales to other electric systems were slightly higher in 2000.

Detail of the changes in electric revenues and KWh sales by customer group are highlighted in the table below:

                               2001
                               % of        % Increase (decrease) from prior year
                              Electric           2001                2000
Class of Service              Revenues   Revenues  Kwh Sales    Revenues Kwh Sales
----------------------------------------------------------------------------------
 Residential                    35.6        2.0      (0.1)      (5.1)     (3.8)
 Commercial                     31.2        2.7      (1.5)     (13.3)    (15.1)
 Industrial                     13.2       (1.1)     (8.7)      (6.5)    (15.0)
 Industrial - Special            1.9        4.1       8.6       (3.6)     (4.9)
 Other                           0.9      (21.6)     (7.2)     (20.9)    (16.5)
                               ------------------------------------------------
  Total to ultimate consumers   82.8        1.5      (1.0)      (8.7)    (10.3)
 NYISO and other                 6.8      104.4     200.8      136.1      21.1
 Distribution of energy          5.2       (1.6)     (2.6)     220.7     200.7
 Transmission of energy          3.8        9.6         -       16.7         -
 Miscellaneous                   1.4      131.7         -          -         -
                               ------------------------------------------------
  Total                        100.0        6.1      10.0       (1.2)     (1.2)
                               ================================================

Gas:

Gas revenues increased $63.0 million or 9.6 percent in 2001 primarily as a result of higher gas prices being passed through to customers in early 2001, despite overall milder weather in 2001.

Gas revenues increased $78.9 million or 13.6 percent in 2000 primarily as a result of higher gas prices being passed through to customers and colder weather in 2000.

Increase (decrease) from prior year (In millions of dollars)
Gas Revenues	2001	2000

Transportation of customer-owned gas	$ (3.4)	$4.3
Gas Adjustment Clause revenues	65.5	84.8
Revenue sharing mechanisms	6.9	(8.2)
Spot market sales	(1.6)	(2.7)
Changes in volume and mix of sales to ultimate consumers	(4.4)	0.7
	$63.0	$78.9

Gas sales in 2001, excluding transportation of customer-owned gas and spot market sales, were 64.1 million Dth, a 9.7 percent decrease from 2000. The decrease in gas sales is primarily attributable to milder weather in 2001 as compared to 2000. Gas delivered was also negatively impacted by a decrease in transportation volumes of 14.4 million Dth or 10.2 percent as a result of customers purchasing less gas from other gas providers.

Gas sales in 2000, excluding transportation of customer-owned gas and spot market sales, were 71.0 million Dth, a 3.5 percent increase from 1999. The increase in gas sales is primarily attributable to colder weather in the fourth quarter of 2000. Gas delivered was also positively impacted by an increase in transportation volumes of 2.9 million Dth or 2.1 percent as a result of customers purchasing more gas from other gas providers.

Changes in gas revenues and Dth sales by customer group are detailed in the table below:

                                     2001
                                     % of     % Increase (decrease) from prior year
                                      Gas            2001                2000
Class of Service                    Revenues  Revenues    Sales   Revenues   Sales
-----------------------------------------------------------------------------------
 Residential                          68.2      7.4     (10.0)     17.4      5.2
 Commercial                           19.7     11.9      (8.7)     17.8     (1.9)
 Industrial                            0.4      4.2     (20.1)     29.8      8.8
                                     ---------------------------------------------
   Total to ultimate consumers        88.3      8.3      (9.7)     17.5      3.5
 Other gas systems                       -    (20.0)     (7.7)     84.2     30.0
 Transportation of customer-owned gas  8.2     (5.5)    (10.2)      7.4      2.1
 Spot market sales                       -   (100.0)   (100.0)    (62.5)   (67.7)
 Miscellaneous                         3.5    287.7         -     (61.0)       -
                                     ---------------------------------------------
   Total                             100.0      9.6     (10.3)     13.6      2.0
                                     =============================================

OPERATING EXPENSES

Niagara Mohawk has taken two significant actions during the last several years that impact the components of its cost structure. Beginning in 1998, the MRA had the effect of lowering purchased power costs from IPPs by more than $500 million annually, net of purchases of power at market prices, while creating a regulatory asset that increases amortization expense by approximately $386.5 million per year and increasing interest expense due to the debt incurred to finance the MRA ($3.45 billion in 1998). In 1999 through 2001, Niagara Mohawk sold all of its generation assets, which reduced costs of ownership such as fuel, operating costs, property taxes and depreciation. However, Niagara Mohawk entered into PPAs or financial swaps with the buyers of the formerly owned generation assets, which were entered into as an integral part of the generation sales, that increased its electricity purchased power costs by $130.9 million, $120.0 million and $125.4 million in 2001, 2000 and 1999, respectively. These purchase power contracts mainly expire in 2003.

                                                       Electric Fuel and Purchased Power Costs
                                                       ---------------------------------------
(in millions of dollars)               2001               2000              1999         2001 to 2000     2000 to 1999
                                   Gwh     Cost     Gwh       Cost      Gwh     Cost    % Gwh   % Cost   % Gwh   % Cost
                                 ---------------------------------------------------------------------------------------
Fuel for electric generation:
 Coal                                 - $      -        -  $      -     2,989  $ 44.9       -        -   (100.0) (100.0)
 Oil and Natural Gas                115      5.2      764      35.4     3,228   104.9   (84.9)   (85.3)   (76.3)  (66.3)
 Nuclear                          6,666     32.0    7,962      39.0     7,166    36.9   (16.3)   (17.9)    11.1     5.7
 Hydro                                -        -        -         -     1,396       -       -        -   (100.0)      -
                                 ---------------------------------------------------------------------------------------
   Subtotal electric generation   6,781     37.2    8,726      74.4    14,779   186.7   (22.3)   (50.0)   (41.0)  (60.1)
 Deferral                             -        -        -         -         -     3.0       -        -        -  (100.0)
                                 ---------------------------------------------------------------------------------------
    Total electric generation     6,781     37.2    8,726      74.4    14,779   189.7   (22.3)   (50.0)   (41.0)  (60.8)
                                 ---------------------------------------------------------------------------------------
Electricity purchased:
 IPPs:
   Capacity                           -     14.1        -      13.7         -    13.8       -      2.9        -    (0.7)
   Energy and taxes               3,340    186.0    5,077     273.6     6,768   324.9   (34.2)   (32.0)   (25.0)  (15.8)
                                 ---------------------------------------------------------------------------------------
    Total IPP purchases           3,340    200.1    5,077     287.3     6,768   338.7   (34.2)   (30.4)   (25.0)  (15.2)
                                 ---------------------------------------------------------------------------------------
 Generation PPAs:
   Capacity                           -     27.5        -      44.1         -    42.8       -    (37.6)       -       -
   Energy and taxes               3,839    119.1    3,274      92.9     3,490    80.9   (17.3)    28.2        -       -
                                 ---------------------------------------------------------------------------------------
    Total generation purchases    3,839    146.6    3,274     137.0     3,490   123.7   (17.3)     7.0        -       -
                                 ---------------------------------------------------------------------------------------
 NYISO-energy purchases          15,490    680.8    8,981     427.4     1,077    28.0    72.5     59.3        -       -
 NYISO-ancillary charges              -     42.1        -      53.3         -     4.6       -    (21.0)       -       -
 Other purchases                  7,788    141.2    8,785     147.5    11,229   217.4   (11.3)    (4.3)   (21.8)  (32.2)
 Swap payments                        -    104.9        -     110.5         -    98.2       -     (5.1)       -    12.5
                                 ---------------------------------------------------------------------------------------
   Subtotal purchases            30,457  1,315.7   26,117   1,163.0    22,564   810.6    16.6     13.1     15.7    43.5
 Deferral                             -    (11.5)       -     (18.9)        -    (3.6)      -    (39.2)       -   425.0
                                 ---------------------------------------------------------------------------------------
    Total purchases              30,457  1,304.2   26,117   1,144.1    22,564   807.0    16.6     14.0     15.7    41.8
                                 ---------------------------------------------------------------------------------------
Total generated and purchased    37,238  1,341.4   34,843   1,218.5    37,343   996.7     6.9     10.1     (6.7)   22.3
                                 ---------------------------------------------------------------------------------------
Delivery of energy for others,
 net of losses and Niagara
 Mohawk use                       2,693        -    1,463         -      (587)      -    84.1        -   (349.2)      -
                                 ---------------------------------------------------------------------------------------
                                 39,931  1,341.4   36,306   1,218.5    36,756   996.7    10.0     10.1     (1.2)   22.3
                                 =======================================================================================
Average Unit Cost (cents per KWh)*
Fuel for electric generation                 0.55               0.85              1.26
Electricity purchased                        4.48               4.45              3.59
     Combined unit cost                      3.39               3.41              2.71

*       The average unit cost does not include the deferred costs.

The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Niagara Mohawk generation. Other costs of power production, such as property taxes, other operating expenses and depreciation are included within other income statement line items.

Niagara Mohawk’s electricity purchased increased $160.1 million or 14.0 percent in 2001 and $337.1 million or 41.8 percent in 2000, primarily because Niagara Mohawk had sold its fossil and hydro generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO, (where the price of electricity was lower in 2001 as compared to 2000, as shown in the table above) or other parties (for a discussion of the portion of the purchases from the NYISO that are hedged, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk - “Electricity Price Risk”). Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation.

Significantly higher natural gas prices impacted Niagara Mohawk’s fuel and purchased power costs during the third and fourth quarters of 2000 and in early 2001, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Fuel and purchased power costs were also higher in the third and fourth quarters of 2000 and in early 2001 because of an indexed contract with the new owner of the Albany generating station and an indexed contract with an IPP not part of the MRA. Niagara Mohawk’s continued 25 percent ownership in the Roseton generating station also increased fuel and purchased power costs in the third and fourth quarters of 2000. The Roseton generating station was sold in January 2001. The Albany and Roseton stations are both fueled by oil or natural gas. With respect to its exposure to the restructured contracts with the IPPs and the Albany contract, in 2001 and through the first quarter of 2002, Niagara Mohawk took steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts. Niagara Mohawk is reviewing its options for hedging beyond March 2002. On September 1, 2001, the rate plan changes under the Power Choice agreement allowed for the pass-through of most commodity-related costs to customers. This pass-through of commodity costs to customers continues under the Merger Rate Plan.

IPP purchases were lower in 2001 as compared to 2000 due to a decrease in hydro IPP production as a result of a reduction in water flow because of drier weather. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Item 8. Financial Statements and Supplementary Data Note 3. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. See Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.” The IPP indexed swap contract prices were fixed for the initial two years of the contracts, then on July 1, 2000 began indexing to various factors including the cost of natural gas and inflation. Because of increases in the cost of natural gas, the indexing formula increased the contract prices for July through December 2000 by $54.6 million or 51 percent higher and for 2001 by $70.5 million or 34 percent higher than originally forecast. The hedges that Niagara Mohawk entered into mitigated the increases attributable to natural gas price indexing that Niagara Mohawk experienced. The Albany swap contract contains two provisions that allow Niagara Mohawk to better manage the increases in the indexed prices. Niagara Mohawk has the option of deciding between oil and natural gas for use in the indexing formula, and can call on notional quantities during periods when market prices are favorable. Under Power Choice, Niagara Mohawk absorbed the increases in the indexed contract prices until August 31, 2001. Thereafter, changes in prices are borne by customers.

Niagara Mohawk has taken several steps to reduce exposure to further variability. Two of the eight IPP swap contracts were renegotiated to fix the gas price used for indexing. Also, for 2001 and the first quarter 2002, Niagara Mohawk entered into NYMEX gas futures contracts and fixed for floating basis swaps to hedge the escalation in the natural gas price component for the remaining six IPP indexed swap contracts. Niagara Mohawk is reviewing its options for hedging beyond March 2002.

The method of accounting for gas futures is in accordance with SFAS No. 133. At January 1, 2001, with the adoption of SFAS No. 133, Niagara Mohawk began accounting for all financial instruments in accordance with this new standard. Prior to 2001, SFAS No. 80, “Accounting for Futures Contracts” was followed. Futures contract and basis swaps are derivatives as defined by SFAS No. 133. These instruments function operationally as hedges, however, by rule they do not qualify for hedge accounting treatment under SFAS No. 133 because they are derivatives used to hedge other derivatives. Since the current rate treatment agreement allows for recovery of these items, the gains or losses are deferred in a regulatory asset or liability until the hedged transactions occur. At that time, the gains or losses and the payments under the indexed swap contracts are recognized in “Electricity purchased” in the Consolidated Statements of Income.

The item being hedged is the cost of natural gas as a component of the indexing of the IPP indexed swap contract prices and one non-MRA IPP contract. Simply stated, the prices Niagara Mohawk pays under these contracts rise and fall with the price of natural gas. The extent to which the cost of gas impacts these contracts varies by contract, but on average represents approximately 60 percent to 70 percent of the contract prices.

The decrease in IPP purchases in 2000 as compared to 1999 is primarily due to the additional IPP contract buyouts made in 1999 and 2000. The amortization of the buyout costs is included on the “Amortization/accretion of MRA/IPP buyout costs” line item of the Consolidated Statements of Income. The reductions in IPP purchases were offset in part by an increase in hydro IPP production due to an increase in water flow compared to 1999. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. Included in other purchases for the year ended December 31, 1999 are purchases from the New York Power Pool (“NYPP”), the predecessor of the NYISO. The decrease in other purchases for the year ended December 31, 2000 is primarily due to the elimination of NYPP.

Included in the NYISO ancillary charges is an operating reserve charge. This charge is based upon market prices, which significantly increased during the month of February 2000. Approximately one-half of the operating reserve charges have been reimbursed under the Huntley and Dunkirk financial swaps or passed on to customers that are charged a market price for commodity. During the first quarter of 2000, the NYISO, Niagara Mohawk, among others, petitioned the FERC to revise the calculation of this charge and requested a refund on the over charge. The NYISO temporarily set a price cap on the charge, which went into effect in March 2000. On May 31, 2000, the FERC denied the portion of the petition regarding the refund on the resulting overcharge. The NYISO, Niagara Mohawk, and others filed a request for rehearing at FERC on the refund issue on June 30, 2000. The FERC subsequently denied this rehearing request on November 8, 2001. The NYISO filed an appeal on November 16, 2001 in the D.C. District Court which Niagara Mohawk and other affected parties will support.

Niagara Mohawk’s fuel for electric generation decreased $37.2 million or 50.0 percent in 2001 as compared to 2000 and $115.3 million or 60.8 percent in 2000 as compared to 1999, primarily as a result of the timing of the various sales of the generation assets. In addition, generation from Niagara Mohawk’s nuclear plants was reduced due to an extended outage of one of the nuclear plants in 2001.

Niagara Mohawk’s gas purchased expense increased $61.8 million in 2001, primarily as a result of higher natural gas prices which more than offset reduced sales volumes. Dth purchased and withdrawn from storage were down 16.1 million Dth. Niagara Mohawk’s net cost per Dth, as charged to expense, including the effects of the gas commodity cost adjustment clause, increased to $6.45 in 2001 from $4.42 in 2000 and from $3.48 in 1999.

Niagara Mohawk’s gas purchased expense increased $90.3 million in 2000. This was a result of a 28.1 percent increase in the average cost per Dth purchased ($86.5 million), an 8.1 million increase in Dth purchased and withdrawn from storage for ultimate consumers sales ($28.5 million), offset by a $24.7 million decrease in purchased gas costs and certain other items recognized and recovered through the gas commodity cost adjustment clause.

The 2000 increase in the purchased gas costs and certain other items recognized and recovered through the regulated gas cost adjustment mechanism was primarily due to a change in the regulatory treatment for these costs in accordance with Niagara Mohawk’s temporary gas rate agreement that had been in place since the expiration of the 1996 rate agreement on November 1, 1999. The result of this change in recovery method caused Niagara Mohawk to experience a lower gas margin during high volume periods, such as in the winter months, and a higher gas margin during low volume periods, such as in the summer months. The annual gas margin for 2000 was lower because certain cost saving incentives earned in 1999 are no longer available under the gas rate agreement.

Other operation and maintenance expense for Niagara Mohawk has increased $66.5 million in 2001, primarily as a result of an increase in transmission expense of $33.9 million in part due to TCCs purchased through the auction process conducted by the NYISO, an increase in bad debt expense of $7.7 million which reflects the impact of the higher natural gas prices being passed on to customers, a higher systems benefit charge of $23.1 million, higher compensation accruals of $12.7 million and higher pension expense of $18.7 million. The systems benefits charge and the TCC expense are both offset in electric revenues. The incremental merger related costs for 2001 were approximately $3.8 million. In addition, the insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort was $5.6 million in 2001 as compared to $29.9 million in 2000. Offsetting these increases were lower injuries and damages expense of $7.7 million, lower employees welfare expense of $6.3 million, lower customer services system expense of $7.4 million, lower non-nuclear operation and maintenance expense as a result of the sale of the non-nuclear assets of $15.7 million and lower Unit 1 and Unit 2 operation and maintenance expense, net of deferrals and amortizations, of $21.2 million.

Other operation and maintenance expense for Niagara Mohawk decreased $23.7 million in 2000 as compared to 1999 primarily due to the recognition of $29.9 million of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort and lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000. Also, bad debt expense declined in 2000 by $7.3 million for Niagara Mohawk. Bad debt expense for 2000 reflects the increased risk of collection due to significantly higher gas prices. Offsetting these reductions were increased costs associated with greater emphasis placed on preventive maintenance programs related to reliability, as well as adjustments to the deferred loss on sale of assets as a result of PSC regulatory review. The increase in the common stock price of Holdings, due to the announced merger, also increased the expense recognized for stock-based compensation programs.

In 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax, which is reflected on the disallowed nuclear investment costs line item on the consolidated statements of income in accordance with the PSC Order approving the sale of the nuclear assets. (See Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies - “Deferred loss on the sale of assets,” for a further discussion of the accounting and ratemaking treatment related to the sale of the nuclear assets).

Amortization/accretion of MRA/IPP buyout costs for Niagara Mohawk decreased by $11.9 million in 2001 and increased $12.1 million for 2000 as further explained in Note 1. Summary of Significant Accounting Policies - “Basis of Presentation.”

Amortization of nuclear regulatory assets for Niagara Mohawk was $29.6 million in 2001 as a result of the sale of the nuclear assets in November 2001. See Note 3. Rate and Regulatory Issues and Contingencies - “Deferred Loss on the Sale of Assets” for a further discussion of the ratemaking treatment related to the sale of the nuclear assets.

Depreciation and amortization expense for Niagara Mohawk decreased approximately $19.6 million in 2001 as compared to 2000 and $33.1 million in 2000 as compared to 1999, primarily as a result of the sale of Niagara Mohawk’s generation assets at various times during 1999 through 2001. However, the decreases in 2000 are partially offset as a result of placing in service several computer system projects in 1999 with depreciable lives that are significantly shorter than typical transmission and distribution assets.

Other taxes for Niagara Mohawk has decreased in 2001 due to an increase in GRT credits ($40.2 million) received primarily due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program, a reduction in the GRT tax rate ($4.1 million) primarily as a result of the state tax law changes and a reduction in property taxes of $4.9 million primarily resulting from the sale of the nuclear assets in November 2001. Other taxes for Niagara Mohawk has decreased in 2000 as a result of a reduction in the GRT tax rate primarily as a result of the state tax law changes as further explained in Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation,” as well as a reduction in property taxes resulting from the sale of generating assets.

Niagara Mohawk’s other deductions in 2001 decreased $9.2 million, respectively, due to an increase in the fossil/hydro auction incentive of $4.0 million, interest income received on the note receivable from Constellation related to the nuclear sale of $4.1 million, the receipt of multi-tax refunds from a previously owned subsidiary of $3.9 million for tax periods prior to 1995, and a lower amount deferred in connection with MRA interest rate savings of $5.5 million. In approving Power Choice, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk’s Power Choice filing be deferred for future disposition. These reductions to other deductions were partially offset by an increase in service reliability incentive penalties of $6.5 million primarily for the rate year ended August 31, 2001.

Niagara Mohawk’s other income/deductions in 2000 decreased $19.2 million in part due to the decrease in interest income, lower AFC, and higher carrying charges as compared to 1999. This was partially offset by a lower amount deferred in connection with MRA interest rate savings.

Niagara Mohawk’s interest charges decreased in 2001 and 2000 mainly due to the repayment of debt during 1999 through 2001 and to a lesser extent, lower rates.

Dividends on Niagara Mohawk’s preferred stock decreased $0.6 million from 2000 to 2001 due to sinking fund redemptions and decreased $5.4 million from 1999 to 2000, primarily reflecting the 1999 refunding of $150 million of preferred stock from a 9.5 percent rate to a 6.9 percent rate as well as sinking fund redemptions and variations in dividend rates on the adjustable rate series of preferred stock. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, were 7.61 percent and 6.19 percent, respectively in 2001 and were 7.90 percent and 6.21 percent, respectively in 2000.

The 2001 increase in Niagara Mohawk’s income tax benefit of approximately $62.6 million, respectively, is due primarily to the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million and the recording of the tax benefit of $43.1 million related to the non-cash write-off of $123 million of disallowed nuclear investment costs, partially offset by an increase in tax expense due to an increase in book taxable income.

The 2000 decrease in Niagara Mohawk’s income taxes of approximately $28.6 million, excluding the tax benefit associated with the extraordinary item, is primarily due to lower book taxable income. See Item 8. Financial Statements and Supplementary Data, - Note 6. Federal, State and Foreign Income Taxes, for a reconciliation of the tax computed at the statutory rate.

Niagara Mohawk recorded an extraordinary item of $0.9 million and $23.8 million during 2000 and 1999, respectively, for the early extinguishment of debt, net of income taxes. Niagara Mohawk’s improved operating cash flows and the proceeds from the sales of its coal, hydro and its oil and gas generation plants allowed Niagara Mohawk to redeem, prior to its scheduled maturity, approximately $95 million and $820 million in debt, in 2000 and 1999, respectively. The extraordinary item includes redemption premiums incurred, and the write-off of unamortized debt expense and debt issuance costs associated with the series that were redeemed.

EFFECTS OF CHANGING PRICES

Niagara Mohawk is especially sensitive to inflation because of the amount of capital it typically needs and because its prices are regulated using a rate-base methodology that reflects the historical cost of utility plant.

Niagara Mohawk’s consolidated financial statements are based on historical events and transactions when the purchasing power of the dollar was substantially different than now. The effects of inflation on most utilities, including Niagara Mohawk, are most significant in the areas of depreciation and utility plant. Niagara Mohawk could not replace its utility assets for the historical cost value at which they are recorded on its books. In addition, Niagara Mohawk would not replace these with identical assets due to technological advances and competitive and regulatory changes that have occurred. In light of these considerations, the depreciation charges in operating expenses do not reflect the cost of providing service if new facilities were installed. See “Long Term” below for a discussion of Niagara Mohawk’s future capital requirements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position.   Niagara Mohawk’s capital structure at December 31, 2001 and 2000 were as follows:

%	2001	2000

Long-term debt	63.3	64.4
Preferred stock	6.3	6.0
Common equity	30.4	29.6

The culmination of the MRA in 1998 significantly increased the leverage of Niagara Mohawk. However, the increased operating cash flow resulting from the MRA and Power Choice agreement, including the proceeds from the sale of the generation assets, and the repayment of debt, has reduced and should continue to reduce the leverage in the capital structure.

Fixed charges exceed earnings before income taxes and fixed charges by $42.6 million in 2001 and $32.3 million in 2000 resulting in a ratio of earnings to fixed charges of less than 1.00. Niagara Mohawk’s ratio of earnings to fixed charges was 1.01 in 1999. The MRA and the Power Choice agreements have the effect of substantially depressing earnings, while at the same time substantially improving operating cash flows. The closing of the merger with National Grid and the related push down and allocation of the purchase price along with the implementation of the Merger Rate Plan will effect the reported results of Niagara Mohawk prospectively. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will impact the future results on Niagara Mohawk.

EBITDA for the year ended December 31, 2001 was approximately $1,181.7 million for Niagara Mohawk, an increase of approximately $51.5 million compared to the year ended December 31, 2000, primarily as a result of the improvement in operating earnings after excluding the non-cash write-off of $123 million to reflect the disallowed nuclear investment costs. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization of nuclear regulatory assets, amortization/accretion of MRA/IPP buyout costs, deferral of MRA interest rate savings and non-recurring and extraordinary items. The ratio of Niagara Mohawk’s EBITDA to net cash interest for 2001 and 2000 was 3.7 and 3.1, respectively. This ratio was higher as a result of lower interest charges in 2001 as compared to 2000. Net cash interest is defined as interest charges (net of allowance for funds used during construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act liability and less interest income. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Niagara Mohawk’s net income:

                                           Year Ended December 31,
(in thousands of dollars)
                                        2001       2000        1999
-----------------------------------------------------------------------
EBITDA                              $1,181,658  $1,130,124  $1,267,492
Interest income                         12,341      10,909      17,749
Extraordinary item                           -        (909)    (23,807)
Income taxes                            72,096       9,526     (19,026)
Interest charges                      (392,406)   (437,274)   (485,240)
Depreciation and amortization         (292,224)   (311,803)   (344,930)
Nuclear fuel amortization              (23,095)    (29,379)    (28,285)
Amortization/accretion of
   MRA/IPP buyout costs               (363,578)   (375,487)   (363,374)
Amortization of nuclear regulatory
   assets                              (29,558)          -           -
Disallowed nuclear investment         (123,000)          -           -
Allowance for funds used during
   construction                          2,296       2,450       5,366
Deferral of MRA interest rate
   savings                             (15,009)    (20,469)    (28,006)
-----------------------------------------------------------------------
Net income                          $   29,521  $  (22,312) $   (2,061)
                                    ===================================

In 1999 and 2000, Niagara Mohawk decided to make changes to its capital structure in light of its scheduled debt reduction program and its divestiture of its electric generation assets. As a result, Niagara Mohawk refinanced its preferred stock to take advantage of lower dividend rates and repurchased Holdings’ common stock. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization, for a further discussion of the repurchase of Holdings’ common stock.

LIQUIDITY AND CAPITAL RESOURCES

Short Term.  At December 31, 2001, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $126.0 million and accounts receivable of $390.3 million. Accounts receivable are net of amounts sold, as discussed below. Niagara Mohawk has a negative working capital balance of $387.8 million primarily due to long-term debt due within one year of $546.9 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $205.8 million for Niagara Mohawk in the year ended December 31, 2001 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $846.9 million of credit consisting of a $322.9 million, 364 day revolving credit facility (expires May 31, 2002, with the option to convert up to $280.0 million loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of December 31, 2001, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through December 31, 2001, Niagara Mohawk had $520 million in such first mortgage bond maturities.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. From the fourth quarter of 1999 through April 2000, and in September 2000 through December 2000, and during February 2001, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for this period. NMR was in compliance with the ratio for the months of May through August 2000, January 2001 and March through May 2001. The amount of receivables sold at June 30, 2001 was $290 million, which exceeded the amount that could be supported by the then outstanding accounts receivable. Subsequently, the amount of receivables sold was reduced to bring Niagara Mohawk back into compliance.

At December 31, 2001, and 2000, $132.3 million and $230.1 million, respectively, of receivables had been sold by NMR to a third party. NMR has the discretion to increase or decrease the actual amount sold, limited to the lesser of an amount determined from the receivables then outstanding, or the facility maximum amount of $300 million. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 2001, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $47.9 million. See Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s long-term debt due within one year, including capital leases and sinking fund requirements on redeemable preferred stock is $549.9 million at December 31, 2001. In addition, construction expenditures planned within one year are estimated to be $205 million. These capital requirements are planned to be financed primarily from internally generated funds, borrowings against the senior bank facility and additional sales of accounts receivable.

Niagara Mohawk’s net cash provided by investing activities increased $671.2 million in 2001 as compared to the same period in 2000. This increase was primarily due to higher proceeds from the sales of generation assets in 2001 as compared to 2000 of approximately $306.3 million and an increase in other investments of $395.2 million, partially offset by an increase in accounts payable and supplies related to construction of approximately $74.6 million.

Niagara Mohawk’s net cash used in financing activities decreased $47.5 million as compared to the same period in 2000, primarily due to the discontinuance of the stock repurchase program as a result of the merger. In 2000, Niagara Mohawk repurchased Holdings’ common stock for $250.0 million. Niagara Mohawk did not repurchase any common stock in 2001. In addition, Niagara Mohawk paid less dividends to Holdings in 2001 as compared to 2000. In 2001, Niagara Mohawk paid a dividend of $37.2 million to Holdings. In 2000, Niagara Mohawk paid a dividend of $46.1 million to Holdings. These decreases were partially offset by an increase in debt reductions. In 2001, Niagara Mohawk’s net debt reductions were $492.6 million as compared to net debt reductions of $283.1 million in 2000.

Long Term.  Niagara Mohawk’s total capital requirements consist of amounts for its construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as follows:

                              Payments Due by Period (in millions)
Capital Requirements               2002       2003       2004
------------------------------------------------------------------
Construction expenditures       $  205.0   $  212.0   $  206.0
  (excluding AFC)
Mandatory debt and preferred
  stock retirements (including
  capital leases)                  549.8      617.2      538.3
IPP and Fossil/Hydro Swaps         142.6      139.9      146.3
NYPA capacity commitments           37.1       29.6       29.6
Electric purchase power
  commitments                      584.6      564.0      505.3
Gas supply commitments             145.8      101.8      101.8
                                ---------  ---------  ---------
Total                           $1,664.9   $1,664.5   $1,527.3
                                =========  =========  =========

Construction expenditure levels for the energy delivery business are generally consistent from year-to-year. The estimate of construction additions included in capital requirements for the period 2002 through 2004 will be reviewed by management to give effect to the overall objective of further reducing construction spending where possible. The capital expenditure forecast does not give any effect to the merger with National Grid.

See Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a detailed discussion of the NYPA capacity commitments, electric purchase power commitments and the gas supply, storage and pipeline commitments and Note 9. Fair Value of Financial and Derivative Financial Instruments for a detailed discussion of IPP and fossil/hydro swaps and Note 4. Capitalization for a detailed discussion of mandatory debt and preferred stock.

These capital requirements are planned to be financed primarily from internally generated funds and borrowings against the senior bank facility. As discussed above, Niagara Mohawk has available $520 million of first mortgage bonds, which will increase to over $1,500 million in 2005 based on scheduled maturities.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments and market conditions. The ultimate level of financing during the next few years will be affected by, among other things:

•	consummation of the acquisition by National Grid,
•	changes in electric and gas prices as a result of regulatory proceedings,
•	uncertain energy demand due to the weather and economic conditions and obligations to serve as provider of last resort,
•	Niagara Mohawk’s competitive position and the extent to which competition penetrates its markets,
•	the cash tax benefits anticipated because the MRA generated a net tax operating loss (“NOL”) carryforward in 1998, and
•	preferred dividend payments.

In December 1998, Niagara Mohawk received a ruling from the Internal Revenue Service (“IRS”) to the effect that the amount of cash and the value of common stock that was paid to the subject terminated IPP Parties was deductible and generated a substantial net operating loss (“NOL”) for federal income tax purposes, such that Niagara Mohawk did not pay federal income taxes for the 1998 tax year. Further, Niagara Mohawk has carried back unused NOL to the years ended 1996 and 1997, and also for the years 1988 through 1990, which resulted in a tax refund of $135 million received in January 1999. As a result of the merger with National Grid, (Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Holding Company Formation” and “Basis of Presentation”), Niagara Mohawk is now part of the consolidated tax return filing group of National Grid. National Grid anticipates that the consolidated tax filing group will be able to utilize the remaining $1.811 billion NOL carryforward, as of December 31, 2001, to offset income earned in the future, before the expiration date of the NOLs in 2019. National Grid's ability to utilize the NOL carryforward generated as a result of the MRA and the utilization of alternative minimum tax credits, could be limited under the rules of Section 382 of the Internal Revenue Code.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Niagara Mohawk is exposed to various market risks because of transactions conducted in the normal course of business. The financial instruments held or issued by Niagara Mohawk are used for investing, financing, hedging or cost control and not for trading.

Quantitative and qualitative disclosures are discussed by market risk exposure category:

Interest Rate Risk
Commodity Price Risk
Equity Price Risk
Foreign Currency Exchange Risk

An Exposure Management Committee (“EMC”) was set up to monitor and control efforts to manage these risks. The EMC issues and oversees the Financial Risk Management Policy (the “Policy”) that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and in volumes consistent with its core business. That core business is to deliver energy, in the form of electricity and natural gas, to customers within Niagara Mohawk’s service territory. The policies of Niagara Mohawk may be revised as its primary markets continue to change, principally as increased competition is introduced and the role of Niagara Mohawk in these markets evolves.

Interest Rate Risk.   Niagara Mohawk’s exposure to changes in interest rates is due to its financing through a senior debt facility, several series of adjustable rate promissory notes and adjustable rate preferred stock. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization and Note 5. Bank Credit Arrangements. At year end, Niagara Mohawk had no outstanding balance on the revolving credit facility. The adjustable rate promissory notes are currently valued at $413.8 million, and Niagara Mohawk has $118.8 million outstanding in adjustable rate preferred stock. Another issue of $150 million of fixed-adjustable rate preferred stock is fixed at 6.9 percent annual dividend rate for the first 5 years (ending in 2004) then adjusts and is not considered adjustable for this analysis. There is no interest rate cap on the promissory notes. The interest on the revolving credit facility is variable, and tied to the London Interbank Offered rate, plus a number of basis points predicated on the amount of the borrowing. As stated, currently, there are no borrowings under this facility.

Dividend rates for Niagara Mohawk’s adjustable rate preferred stock are indexed to U.S. government interest bearing securities plus or minus an amount stipulated in each series and have floors of 6.5 percent to 7.5 percent and caps of between 13.5 percent and 16.5 percent. As of December 31, 2001, the rate calculated on the index for each series is below the floor; therefore, the current rate is equal to the floor. Future changes in the indexed rate will not result in an exposure to higher dividend rates until the floor is exceeded. However, for the purposes of the following sensitivity analysis, a hypothetical one percent increase from the floor dividend rate is assumed.

Niagara Mohawk also maintains long-term debt at fixed interest rates. A controlling factor on the exposure to interest rate variations is the mix of fixed to variable rate instruments maintained by Niagara Mohawk. For 2001 and 2000, adjustable rate instruments comprise 7.3 percent and 9.3 percent of total capitalization. For the same periods, the revolving credit facility and promissory notes are 8.3 percent and 11.0 percent of total long-term debt. The proportion of adjustable instruments to total capitalization and debt has decreased because Niagara Mohawk currently has no revolving debt borrowings. At the same time, Niagara Mohawk has been using the proceeds from the asset sales to reduce debt; primarily fixed rate debt. An aggregate for 2001 and 2000 variable rate instruments do not constitute a significant portion of total capitalization and debt thus, limiting Niagara Mohawk’s exposure to interest rate fluctuations.

If interest rates averaged 1 percent more in 2002 versus 2001, Niagara Mohawk’s interest expense would increase and income before taxes would decrease by approximately $4.1 million. This figure was derived by applying a hypothetical 1 percent variance to the variable rate debt of $413.8 million at December 31, 2001 (the promissory notes). The same 1 percent increase in Niagara Mohawk’s preferred dividend rate applied against the outstanding balance of $118.8 million would result in an increase to dividend payments of $1.2 million, assuming that the indexed rate was between the floor and cap. Changes in the actual cost of capital from levels assumed in rates would create either exposure or opportunity for Niagara Mohawk until these changes could be reflected in future prices.

Commodity Price Risk - Niagara Mohawk.  Niagara Mohawk is exposed to commodity market price fluctuations in two basic areas: (1) the cost of electricity and natural gas for resale to its customers, and (2) the impact that natural gas, electricity and oil prices have on the swap contracts and one large non-MRA IPP contract. Where possible, Niagara Mohawk takes positions in order to mitigate expected price increases but only to the extent that quantities are based on expectations of delivery. Niagara Mohawk attempts to mitigate exposure through a program that hedges risks as appropriate. Niagara Mohawk does not speculate on movements in the underlying prices for these commodities. Commodity purchases are based on analyses performed in relation to expected customer deliveries for electricity and natural gas. The volume of commodities covered by hedging contracts does not exceed amounts needed for customer consumption in the normal course of business or to offset adverse price movements in the contracts being hedged.

With respect to electricity, as customers choose an alternative supplier, Niagara Mohawk sheds commodity risk. In addition, many large customers that continue to purchase electricity from Niagara Mohawk have agreed to take market price risk, further lowering commodity risk. For the remaining customers that have firm prices, Niagara Mohawk has hedged a significant portion of the commodity costs through various physical and financial contracts. As these contracts expire, customers who buy electricity from Niagara Mohawk will bear the commodity price risk for energy associated with the expiring contracts. The recent increases in the cost of natural gas, primarily as it is used as a fuel in electricity generation, raises issues surrounding the ability for ratepayers to absorb such price volatility. Although rates allowed for a pass-through of the commodity cost of power beginning in September 2001, Niagara Mohawk has extended certain hedging programs through March 2002 and is considering additional hedging beyond March 2002.

As part of the MRA, Niagara Mohawk entered into restated indexed swap contracts with eight IPPs. The company also entered into financial swap agreements associated with the sales of the Huntley, Dunkirk, and Albany generating stations. See Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, for a more detailed discussion of these swap contracts.

The fair value of the liability under the swap contracts is based upon the difference between projected future market prices and projected contract prices applied to the notional quantities and discounted at 8.5 percent. This liability was approximately $733.5 and $778.2 million at December 31, 2001 and 2000, respectively and is recorded on Niagara Mohawk’s balance sheets as a “Liability for swap contracts.” The discount rate is based upon comparable debt instruments of Niagara Mohawk at the time these contracts were initiated. Based upon the PSC’s approval of the restated contracts, including the indexed swap contracts, as part of the MRA and being provided a reasonable opportunity to recover the estimated indexed swap liability from customers, Niagara Mohawk has recorded a corresponding regulatory asset. The amounts of the recorded liability and regulatory asset are sensitive to changes in anticipated future market prices and changes in the indices upon which the indexed swap contract payments are based.

If the indexed contract price were to increase or decrease by 1 percent, Niagara Mohawk would see a $15.2 million increase or decrease in the present value of the projected over-market exposure. If the market prices were to increase or fall by 1 percent, Niagara Mohawk would see a $9.3 million decrease or increase in the projected over-market exposure. If the discount rate were one half percent higher or lower, the net present value of the projected over market exposure would decrease or increase by approximately $8.8 million.

The area of exposure to cash flow is in the indexing of the contract prices for the IPP indexed swaps and the Albany swap (Huntley and Dunkirk have fixed contract prices) and a non-MRA IPP where payments are based on gas prices. The contract payments under the IPP and Albany swaps and the non-MRA IPP are indexed to the costs of fuel, primarily natural gas; Albany can be oil or gas. As fuel costs rise, the payments Niagara Mohawk pays under those contracts increase. Under Power Choice, the rates Niagara Mohawk could charge most customers were fixed through August 31, 2001. Beginning in September 2001, the rates allow for a pass-through of the commodity cost of power, including the payments made under these contracts. The Merger Rate Plan continues to allow the pass-through of the commodity cost of power to customers.

Beginning in the fall of 2000, Niagara Mohawk took steps to mitigate the potential impact that fuel prices would have on the payments for the IPP and Albany swaps, and a physical power contract with a non-MRA IPP. To limit this exposure on the IPP swaps, Niagara Mohawk purchased NYMEX gas futures contracts and entered into fixed-for-floating swaps on gas basis costs. To hedge the Albany swap, Niagara Mohawk entered into a fixed-for-floating swap on the cost of oil. To hedge the non-MRA IPP contract, Niagara Mohawk purchased NYMEX gas futures. See Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, for a more detailed discussion of these contracts.

Because the greatest risk existed through the rate plan year ended August 2001, Niagara Mohawk attempted to hedge 100 percent of the potential impact of gas prices on the contracts using the combination of NYMEX futures, gas basis and oil swaps. With the regulatory recovery of electric commodity costs beginning in September 2001, the gas basis and oil swaps were allowed to expire and were not renewed after August 2001. Even with the regulatory recovery of the cost of these contracts, Niagara Mohawk still believes it is prudent to continue to hedge the payments going forward. For the period September 2001 through March 2002, gas futures were purchased to hedge approximately 50 percent of the amount needed to offset gas price changes. Niagara Mohawk is considering extending this hedging program throughout the remainder of 2002.

At December 31, 2001, the open NYMEX futures Niagara Mohawk had in place to hedge the payments under these contracts had a fair value of a loss of ($6.8) million. If the market prices used to value these instruments were to average 1 percent more or less over the period hedged, the value of these instruments would change by $ .1 million and be partially offset by an inverse change in the payments required by the contracts. Therefore, to the extent the IPP and Albany swap and non-MRA IPP commodity quantities are hedged, variations in the market price of these commodities should not result in any significant impact on cash flows.

Gas Supply Price Risk:   The cost of natural gas sold to customers fluctuates during the year with prices historically most volatile in the winter months. In July 2000, the PSC approved a multi-year gas rate settlement agreement that includes a provision for the collection or pass back of increases or decreases in purchased gas costs. The PSC has also mandated that Niagara Mohawk attempt to reduce the price volatility in the gas commodity portion of customers’ bills. In response to this mandate, Niagara Mohawk’s Board of Directors has authorized the use of futures, options, and swaps to hedge against gas price fluctuations. The hedging program will be consistent with the Financial Risk Management Policy and will be monitored by the EMC.

Niagara Mohawk attempts to hedge approximately 50 percent of its forecasted annual demand for gas through a program using in-ground storage and financial instruments. The hedging program is further refined to skew the hedging program more heavily toward the winter season (November through March). For 2001 and through March 2002, Niagara Mohawk used a combination of NYMEX gas futures and a program of combination call and put options. Each NYMEX futures or option contract represents 10,000 Dth of gas. Options were used in conjunction with futures contracts only for the months of August, September and October. There are 306 open futures contracts at year-end; no options remain open at year-end.

Hedging activity using financial instruments during 2001 was as follows:

                                     Contracts       Dth
Open Contracts at January 1, 2001       160       1,600,000
Contracts Purchased during the year   1,479      14,790,000
Contracts Settled or Expired         (1,333)    (13,330,000)
------------------------------------------------------------
Open at December 31, 2001               306       3,060,000
                                     =======================

The above activity coupled with the in-ground storage hedged approximately 50 percent of Niagara Mohawk’s gas needs for the year. The rest of the gas needs are met through market-based purchases that are subject to price fluctuations, which are mitigated by regulatory rate recovery for the cost of gas purchased.

At December 31, 2001, the open NYMEX futures had a fair value loss of ($5.5) million. If market prices were to average 1 percent more or less over the remaining period hedged, the value of these futures would increase or decrease by $.1 million and would be matched by an offsetting change in the anticipated gas purchased costs for the quantity of gas hedged. Therefore, for the quantities hedged, variations in market costs would not result in any significant impact on earnings.

Electricity Price Risk:   When Niagara Mohawk has more sales than physical supply contracts, electricity is purchased through the NYISO at market prices. Purchases from the NYISO subject Niagara Mohawk to price risk unless otherwise covered by a financial swap. During several months of 2001, Niagara Mohawk projected that it would be in a short position for electricity needed to supply customers. For those months, electricity was purchased through the NYISO at market prices. In order to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this short position through fixed for floating swaps on electricity.

The contracts called for Niagara Mohawk to pay fixed prices for specific quantities of power at various on-peak and off-peak periods during February through July 2001. The counterparty paid Niagara Mohawk the specific locationally based market price as set by the NYISO for the same quantity of power during the same on or off peak periods. Since Niagara Mohawk was also purchasing power through the NYISO in those same quantities and for the same periods, these swaps were highly effective in achieving offsetting cash flows for the quantity of power hedged. At December 31, 2001, Niagara Mohawk had no open electricity swaps.

Activity in electricity swaps for 2001 was as follows:

                                         Mwh
Open swaps at January 1, 2001          713,400
Swaps Initiated during the year        633,650
Swaps Settled                       (1,347,050)
-----------------------------------------------
Open swaps at December 31, 2001              -
                                    ===========

Equity Price Risk.   With the sale of the nuclear generating stations on November 7, 2001 and the associated transfer of all decommissioning trust fund assets to the new owners Niagara Mohawk eliminated its equity price risk.

Foreign Currency Exchange Risk.   Niagara Mohawk currently has no foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.   FINANCIAL STATEMENTS

•	Niagara Mohawk Power Corporation - Overview of Entity
•	Report of Independent Accountants
•	Consolidated Statements of Income (Loss) and Retained Earnings for each of the three years in the period ended December 31, 2001
•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2001
•	Consolidated Balance Sheets at December 31, 2001 and 2000
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
•	Notes to Consolidated Financial Statements

NIAGARA MOHAWK POWER CORPORATION - OVERVIEW OF ENTITY

Niagara Mohawk Power Corporation (“Niagara Mohawk”), is a wholly owned subsidiary of Holdings (which is a wholly owned subsidiary of National Grid). Niagara Mohawk was organized in 1937 under the laws of New York State and is engaged principally in the regulated energy delivery business in New York State. Niagara Mohawk provides electric service to approximately 1,500,000 electric customers in the areas of eastern, central, northern and western New York and sells, distributes, and transports natural gas to approximately 540,000 gas customers in areas of central, northern and eastern New York State. Niagara Mohawk is subject, for certain purposes, to the jurisdiction of the PSC, the FERC and the SEC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries (“Niagara Mohawk”) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Niagara Mohawk’s management our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York

January 23, 2002, except Note 2
as to which the date is January 30, 2002

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME(LOSS) AND RETAINED EARNINGS

                                                      For the year ended December 31,
                                                      2001          2000          1999
                                                  -----------   -----------   -----------
                                                         (in thousands of dollars)
Operating revenues:
 Electric                                         $3,401,890    $3,207,447    $3,247,757
 Gas                                                 721,501       658,502       579,583
                                                  -----------   -----------   -----------
                                                   4,123,391     3,865,949     3,827,340
                                                  -----------   -----------   -----------
Operating expenses:
 Electricity purchased                             1,304,242     1,144,117       807,038
 Fuel for electric generation                         37,162        74,340       189,657
 Gas purchased                                       419,324       357,524       267,202
 Other operation and maintenance                     954,568       888,067       911,746
 Disallowed nuclear investment costs                 123,000             -             -
 Amortization/accretion of MRA/IPP buyout costs      363,578       375,487       363,374
 Amortization of nuclear regulatory assets            29,558             -             -
 Depreciation and amortization                       292,224       311,803       344,930
 Other taxes (Note 1)                                234,346       283,511       411,842
                                                  -----------   -----------   -----------
                                                   3,758,002     3,434,849     3,295,789
                                                  -----------   -----------   -----------
Operating income                                     365,389       431,100       531,551
Other deductions                                     (15,558)      (24,755)       (5,539)
                                                  -----------   -----------   -----------
Income before interest charges                       349,831       406,345       526,012
Interest charges                                     392,406       437,274       485,240
                                                  -----------   -----------   -----------
Income (loss) before income taxes                    (42,575)      (30,929)       40,772
Income tax expense (benefit) (Note 1)                (72,096)       (9,526)       19,026
                                                  -----------   -----------   -----------
Income (loss) before extraordinary item               29,521       (21,403)       21,746
Extraordinary item - Loss from the extinguishment
 of debt, net of income taxes ( Note 4)                    -          (909)      (23,807)
                                                  -----------   -----------   -----------
Net income (loss)                                     29,521       (22,312)       (2,061)
Dividends on preferred stock                          30,850        31,437        36,808
                                                  -----------   -----------   -----------
Balance available for common stock                    (1,329)      (53,749)      (38,869)
Retained earnings at beginning of year               299,106       398,987       646,040
Dividend of Opinac to Holdings (Note 1)                    -             -       144,465
Dividend to Holdings                                  37,160        46,132        63,719
                                                  -----------   -----------   -----------
Retained earnings at end of year                  $  260,617    $  299,106    $  398,987
                                                  ===========   ===========   ===========

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

                                                      For the year ended December 31,
                                                     2001           2000          1999
                                                  -----------   -----------   -----------
                                                        (in thousands of dollars)
Net income(loss)                                 $    29,521    $  (22,312)   $   (2,061)
                                                  -----------   -----------   -----------
Other comprehensive income (loss):
 Unrealized gains(losses) on securities,
   (net of a tax benefit of $612)                        (857)         (657)          113
 Foreign currency translation adjustment                   -             -         1,309
 Hedging activity (net of a tax benefit of $3,790)     (5,127)            -             -
 Additional minimum pension liability                 (4,202)       (1,649)       (5,967)
                                                  -----------   -----------   -----------
Other comprehensive loss:                            (10,186)       (2,306)       (4,545)
                                                  -----------   -----------   -----------
Comprehensive income(loss)                       $    19,335    $  (24,618)   $   (6,606)
                                                  ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                2001           2000
                                                           ------------    ------------
                                                             (in thousands of dollars)
ASSETS
Utility plant (Note 1):
 Electric plant                                            $ 4,903,758     $ 7,179,329
 Nuclear fuel                                                        -         672,259
 Gas plant                                                   1,345,785       1,310,649
 Common plant                                                  359,634         349,751
 Construction work in progress                                 202,791         289,634
                                                           ------------    ------------
   Total utility plant                                       6,811,968       9,801,622
 Less-Accumulated depreciation and amortization              2,194,273       4,019,282
                                                           ------------    ------------
   Net utility plant                                         4,617,695       5,782,340
                                                           ------------    -----------
Other property and investments                                 105,083         428,515
                                                           ------------    ------------
Current assets:
 Cash, including temporary cash investments
  of $100,953 and $50,168, respectively                        125,979          77,070
 Accounts receivable (less allowance for doubtful accounts
  of $56,000 and $59,100, respectively) (Notes 1 and 8)        390,277         390,452
 Notes receivable                                               49,956               -
 Materials and supplies, at average cost:
  Gas storage                                                   56,111          50,947
  Other                                                         19,482          93,431
 Assets from price risk management activities (Note 1)               -          65,052
 Prepaid taxes                                                  11,245           7,882
 Other                                                           5,530          21,026
                                                           ------------    ------------
                                                               658,580         705,860
                                                           ------------    ------------
Regulatory assets (Note 3):
 MRA regulatory asset                                        2,836,254       3,175,594
 Swap contracts regulatory asset                               733,487         778,229
 Regulatory tax asset                                          179,809         408,303
 IPP restructuring costs                                       196,879         234,117
 Deferred environmental restoration costs (Note 8)             305,000         285,000
 Deferred loss on sale of assets                             1,197,180         158,333
 Postretirement benefits other than pensions                    41,244          45,084
 Unamortized debt expense                                       35,381          39,823
 Other                                                         301,531         191,524
                                                           ------------    ------------
                                                             5,826,765       5,316,007
                                                           ------------    ------------
Other assets                                                   277,403          77,235
                                                           ------------    ------------
                                                           $11,485,526     $12,309,957
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                               2001           2000
                                                          ------------    ------------
                                                            (in thousands of dollars)
CAPITALIZATION AND LIABILITIES
Capitalization (Note 4):
 Common stockholders' equity
  Common stock, issued and outstanding 187,364,863 shares $   187,365     $   187,365
  Repurchase of Holdings' common stock, at cost              (407,193)       (407,193)
  Capital stock premium and expense                         2,363,854       2,362,404
  Accumulated other comprehensive loss                        (17,645)         (7,459)
  Retained earnings                                           260,617         299,106
                                                          ------------    ------------
                                                            2,386,998       2,434,223

 Non-redeemable preferred stock                               440,000         440,000
 Mandatorily redeemable preferred stock                        50,700          53,750
 Long-term debt                                             4,419,822       4,678,963
                                                          ------------    ------------
   Total capitalization                                     7,297,520       7,606,936
                                                          ------------    ------------
Current liabilities:
 Short-term debt (Note 5)                                           -         110,000
 Long-term debt due within one year (Note 4)                  546,858         628,325
 Sinking fund requirements on redeemable
  preferred stock (Note 4)                                      3,050           7,620
 Accounts payable                                             205,013         404,115
 Payable on outstanding bank checks                            26,912          28,536
 Customers' deposits                                           18,884          16,900
 Accrued taxes                                                  8,543          10,867
 Accrued interest                                              82,272          98,408
 Accrued vacation pay                                          29,441          34,607
 Liabilities from price risk management activities
  (Note 1)                                                     12,270           2,719
 Deferred gain on futures contracts (Note 1)                        -          17,409
 Other                                                        113,182         112,574
                                                          ------------    ------------
                                                            1,046,425       1,472,080
                                                          ------------    ------------
Regulatory and other liabilities:
   Accumulated deferred income taxes (Notes 1 and 6)        1,457,875       1,479,032
   Liability for swap contracts (Note 9)                      733,487         778,229
   Employee pension and other benefits (Note 7)               271,628         218,569
   Deferred gain on swap hedges                                     -          66,405
   Other                                                      373,591         403,706
                                                          ------------    ------------
                                                            2,836,581       2,945,941
                                                          ------------    ------------
Commitments and contingencies (Notes 2 and 8):
   Liability for environmental restoration                    305,000         285,000
                                                          ------------    ------------
                                                          $11,485,526     $12,309,957
                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash

                                                                       For the year ended December 31,
                                                                    2001            2000             1999
                                                                ----------      -----------     ------------
                                                                         (in thousands of dollars)
Cash flows from operating activities:
 Net income (loss)                                              $  29,521       $  (22,312)     $    (2,061)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Amortization/accretion of MRA/IPP buyout costs                 363,578          375,487          363,374
   Depreciation and amortization                                  292,224          311,803          344,930
   Amortization of nuclear fuel                                    23,095           29,379           28,285
   Amortization of nuclear regulatory asset                        29,558                -                -
   Extraordinary loss on extinguishment of debt, net of taxes           -              887            9,627
   Disallowed nuclear investment costs                            123,000                -                -
   Provision for deferred income taxes                             (1,998)         (16,282)         (23,643)
   Reversal of deferred nuclear investment tax credits            (79,711)
   Net accounts receivable (net of changes in accounts
    receivable sold)                                               (7,525)         (59,230)          84,683
   Notes receivable                                              (249,777)               -                -
   Materials and supplies                                          (7,636)          (9,819)          22,355
   Accounts payable and accrued expenses                         (163,126)         135,172           21,715
   Accrued interest and taxes                                     (13,282)          35,436          (48,666)
   Changes in MRA and IPP buyout costs regulatory assets           48,249           36,132         (193,172)
   Changes in deferred loss on sale of assets                    (152,558)               -                -
   Deferral of MRA interest rate savings                           15,009           20,469           28,006
   Refundable federal income taxes                                      -                -          130,411
   Changes in other assets and liabilities                        (42,772)          41,811           33,696
                                                                ----------      -----------     ------------
    Net cash provided by operating activities                     205,849          878,933          799,540
                                                                ----------      -----------     ------------
Cash flows from investing activities:
 Construction additions                                          (249,430)        (231,892)        (271,973)
 Nuclear fuel                                                      (3,822)         (41,938)         (26,108)
 Less: Allowance for other funds used during construction           2,296            2,450            5,366
                                                                ----------      -----------     ------------
  Acquisition of utility plant                                   (250,956)        (271,380)        (292,715)
 Materials and supplies related to construction                      (935)            (930)           1,586
 Accounts payable and accrued expenses related to construction    (40,782)          33,793            5,428
 Proceeds from the sale of generation assets                      353,785           47,500          860,080
 Other investments                                                323,207          (71,983)          42,434
 Other                                                             30,574            6,713          (20,866)
                                                                ----------      -----------     ------------
    Net cash provided by (used in) investing activities           414,893         (256,287)         595,947
                                                                ----------      -----------     ------------
Cash flows from financing activities:
 Proceeds from long-term debt                                     534,152          260,000                -
 Proceeds from preferred stock                                          -                -          150,000
 Reductions of preferred stock                                     (3,050)          (7,620)        (157,620)
 Reductions in long-term debt                                    (916,746)        (653,086)      (1,134,020)
 Net change in short-term debt                                   (110,000)         110,000                -
 Corporate restructuring to establish holding company                   -                -          (89,618)
 Preferred dividends paid                                         (30,850)         (31,437)         (36,808)
 Common stock dividend paid to Holdings                           (37,160)         (46,132)         (63,719)
 Repurchase of Holdings' common stock                                   -         (250,026)        (157,167)
 Other                                                             (8,179)          (1,041)          (7,244)
                                                                ----------      -----------     ------------
    Net cash used in financing activities                        (571,833)        (619,342)      (1,496,196)
                                                                ----------      -----------     ------------
Net increase (decrease) in cash                                    48,909            3,304         (100,709)
Cash at beginning of year                                          77,070           73,766          174,475
                                                                ----------      -----------     ------------
Cash at end of year                                             $ 125,979       $   77,070      $    73,766
                                                                ==========      ===========     ============
Supplemental disclosures of cash flow information:
   Interest paid                                                $ 373,100       $  367,297      $   512,735
   Income taxes paid (refunded)                                 $      51       $   14,416      $  (119,999)
Supplemental schedule of noncash financing activities:
   On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock.
   On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOLDING COMPANY FORMATION:  On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Holdings was incorporated on April 2, 1998 as a wholly-owned subsidiary of Niagara Mohawk. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings’ common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, Holdings shares originally issued to Niagara Mohawk were cancelled. The reorganization was accounted for at net book value.

MERGER:  On January 31, 2002, the merger of Holdings and National Grid was completed. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Niagara Mohawk will maintain its existing name and will remain a wholly owned subsidiary of Holdings and indirectly, National Grid.

SUBSIDIARIES:  On March 31, 1999, Niagara Mohawk distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings, which was accounted for using the net book value of Opinac. As a result, the net assets and accumulated other comprehensive income of Opinac are no longer included in Niagara Mohawk’s consolidated balance sheet. The dividend completed the holding company structure, such that Holdings owned 100 percent of the common stock of its two subsidiaries, Niagara Mohawk and Opinac.

BASIS OF PRESENTATION:  Niagara Mohawk is subject to regulation by the PSC and FERC with respect to its rates for service under a methodology, which establishes prices, based on Niagara Mohawk’s cost. Niagara Mohawk’s accounting policies conform to GAAP, including the accounting principles for rate-regulated entities with respect to Niagara Mohawk’s nuclear, transmission, distribution and gas operations (regulated business), and are in accordance with the accounting requirements and ratemaking practices of the regulatory authorities.

Niagara Mohawk’s consolidated financial statements include its accounts as well as those of its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated.

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998, have depressed earnings under Power Choice. The closing of the merger with National Grid and the related push down and allocation of the purchase price will have a significant effect on the reported results of Niagara Mohawk prospectively. See Note 2 for a discussion of the approved rate plan in connection with the merger. The closing on the sale of the fossil and hydro and nuclear generation assets at various times during 1999 through 2001 has also affected the comparability of the financial statements. See Note 3 for a further discussion of the MRA and the generation asset sales.

The following table outlines the components of the line item “Amortization/Accretion of MRA/IPP Buyout Costs:”

                                              Year Ended December 31,
                                        -----------------------------------
                                           2001        2000         1999
                                        ----------  ----------   ----------
                                                  (in thousands)
Amortization of MRA regulatory asset    $ 386,499   $ 386,499    $ 386,499
Accretion to MRA regulatory asset
 (Senior Discount Note)                   (31,733)    (29,199)     (26,867)
Other MRA related amortization            (28,031)    (17,914)      (7,955)
Amortization of other IPP buyout costs     36,843      36,101       11,697
                                        ----------  ----------   ----------
                                        $ 363,578   $ 375,487    $ 363,374
                                        ==========  ==========   ==========

The income statements, balance sheet and cash flow statements for Niagara Mohawk reflect the accounting and ratemaking treatment as directed by the PSC as a result of May 2000 New York State tax law changes, whereby a portion of the gross receipts tax has been replaced by a state income tax retroactive to January 1, 2000. The PSC issued an order December 21, 2000 that requires the deferral and pass back of any net tax reduction savings to customers. Accordingly, Niagara Mohawk reduced miscellaneous electric revenues by $31.1 million and miscellaneous gas revenues by $7.3 million for the year ended December 31, 2000 and recorded a corresponding liability to customers of $38.8 million (including $0.4 million in carrying charges), which is reflected in the “Other” current liabilities line item on the balance sheet for the year ended December 31, 2000. Additional carrying charges were accrued in 2001 in the amount of $3.7 million. On October 31, 2001, the PSC directed Niagara Mohawk to pass back $17.7 million of this liability to customers during 2002.

In addition, the income statements also reflect the reclassification of $5.6 million for the year ended December 31, 2000 from the “Other taxes” line item to the “Income taxes” line item. Niagara Mohawk provides for federal and state income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 6. Federal, State and Foreign Income Taxes for the impact of the application of SFAS No. 109, for the year ended December 31, 2000 and 2001 on accumulated deferred income taxes. The cash flow statements for Niagara Mohawk reflect the above-mentioned income statement and balance sheet changes.

The consolidated cash flow statements for Niagara Mohawk have been presented to reflect the closings of the sales of the generation assets, such that certain individual line items are net of the effects of the sales.

ESTIMATES:  In order to conform with GAAP, management is required to use estimates in the preparation of Niagara Mohawk’s financial statements. Actual results could differ from those estimates.

UTILITY PLANT:  The cost of additions to utility plant and replacements of retirement units of property are capitalized. Costs include direct material, labor, overhead and AFC. Replacement of minor items of utility plant and the cost of current repairs and maintenance are charged to expense. Whenever utility plant is retired, its original cost, together with the cost of removal, less salvage, is charged to accumulated depreciation.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:   Niagara Mohawk capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction for its regulated business. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at December 31, 2001 was 8.61 percent. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the “Interest charges” and “Other income” sections, respectively, in Niagara Mohawk’s Consolidated Statements of Income. The amount of AFC credits recorded in each of the three years ended December 31, in thousands of dollars, was as follows:

	2001	2000	1999
Other Income	$2,296	$2,450	$5,366
Interest Charges	2,728	3,161	7,252

The above amounts include capitalized interest for generation of $0.8 million for 2001, $1.7 million for 2000 and 1999.

DEPRECIATION, AMORTIZATION AND NUCLEAR GENERATION PLANT DECOMMISSIONING COSTS:   For accounting and regulatory purposes, Niagara Mohawk’s depreciation is computed on the straight-line basis using the license lives for the nuclear class of depreciable property and the average service lives for all other classes. Niagara Mohawk performs depreciation studies to determine service lives of classes of property and adjusts the depreciation rates when necessary.

The weighted average service life in years for each asset category are presented in the table below:

Asset Category	2001	2000	1999
Electric	26	28	28
Gas	43	40	41
Common	17	17	16

REVENUES:   Niagara Mohawk bills its customers on a monthly cycle basis at approved tariffs based on energy delivered and a minimum customer service charge. Revenues are determined based on these bills plus an estimate for unbilled energy delivered between the cycle billing date and the end of the accounting period. The unbilled revenues included in accounts receivable at December 31, 2001 and 2000 were $136.6 million and $153.6 million, respectively.

In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations. Pursuant to Niagara Mohawk’s 2000 three-year gas settlement, changes in accrued unbilled gas revenues are deferred. At December 31, 2001 and 2000, $11.8 million and $18.9 million, respectively, of unbilled gas revenues remain unrecognized in results of operations. Niagara Mohawk cannot predict when unbilled gas revenues will be allowed to be recorded as revenues.

Prior to September 1, 1998, Niagara Mohawk’s tariffs included an electric fuel adjustment clause, such that electricity costs above or below the levels allowed in approved rate schedules, were billed or credited to customers. Niagara Mohawk, as authorized by the PSC, charged operations for electricity cost variances in the period of recovery. On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. The changes allow for implementation of the Power Choice agreement to pass-through certain commodity-related costs to customers beginning September 1, 2001. At the same time, a transmission revenue adjustment mechanism was implemented which reconciles actual and rate forecast transmission revenues for pass-back to or recovery from customers.

The PSC approved a three-year gas rate settlement agreement on July 19, 2000 that includes a provision for the continuation of a full gas cost collection mechanism, effective August 1, 2000. This gas cost collection mechanism was originally reinstated in an interim agreement that became effective November 1, 1999. The Niagara Mohawk gas cost collection mechanism provides for the collection or pass back of increases or decreases in purchased gas costs.

FEDERAL AND STATE INCOME TAXES:   As directed by the PSC, Niagara Mohawk defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized over the useful life of the underlying property. Deferred investment tax credits related to the generation assets that were sold were taken into income in accordance with IRS rules. Holdings and its United States’ subsidiaries file a consolidated federal and state income tax return. Income taxes are allocated to each company based on its taxable income. Regulated federal and state income taxes are recorded under the provisions of SFAS No. 109. As a result of the merger with National Grid on January 31, 2002, Holdings and its United States’ subsidiaries will be filed within National Grid’s consolidated federal tax returns for the period subsequent to the closing of the merger. Holdings and its New York State business subsidiaries will continue to file a combined New York State tax return.

STATEMENTS OF CASH FLOWS:   Niagara Mohawk considers all highly liquid investments, purchased with an original maturity of three months or less, to be cash equivalents.

TREASURY STOCK:   In 1999 and 2000 Niagara Mohawk repurchased Holdings’ common stock. The cost to acquire Holdings’ common stock by Niagara Mohawk is presented as the “Repurchase of Holdings’ common stock” in Niagara Mohawk’s financial statements.

DERIVATIVES:   The FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 137 changed the implementation date for this standard to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No.138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” which, among other changes, modified the type and number of transactions to which the new standard would need to be applied.

The basic requirements of SFAS No. 133 are that companies identify all derivative instruments in use, record all derivatives on the balance sheet as assets or liabilities measured at fair value, and adjust the fair value at each financial reporting period. Depending on the use of the derivative and its qualification as a hedge, the changes in fair value will either be recorded directly in earnings or deferred and matched with the settlement of the transaction being hedged. Niagara Mohawk’s derivatives are listed on the Consolidated Balance Sheets as “Assets from price risk management activities” and “Liabilities from price risk management activities.” Amounts shown at December 31, 2000 and Niagara Mohawk’s amount for “Deferred gain on futures contracts” and “Deferred gain on swap hedges” represent the accounting treatment under the previous standard, SFAS No. 80, “Accounting for Futures Contracts.”

Niagara Mohawk adopted this standard beginning January 1, 2001. Upon implementation, Niagara Mohawk designated several financial instruments as derivatives and qualified certain of these instruments as hedges. Those derivative instruments that did not qualify for hedge accounting were the result of regulatory rulings and therefore, the earnings impact of the adoption of SFAS No. 133 was offset by regulatory assets or liabilities as directed by SFAS No. 71. The result was no impact on earnings for the adoption of SFAS No. 133 by Niagara Mohawk.

SALE OF CUSTOMER RECEIVABLES:   Niagara Mohawk established a single-purpose financing subsidiary, NM Receivables LLC (“NMR”), to purchase and resell a financial interest in a pool of Niagara Mohawk customer receivables. See Note 8 for a complete description of the operations of NMR. Niagara Mohawk adopted SFAS No. 140 in 2001. Niagara Mohawk’s program for selling its accounts receivable meets the requirements outlined in SFAS No. 140 for recognition and accounting as a sale transaction. As a result, the adoption of this new standard did not have an impact on the reported financial information of Niagara Mohawk.

NEW ACCOUNTING STANDARDS:  In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. On January 31, 2002, the merger of Holdings and National Grid was completed. See Note 2 for a discussion of the accounting related to the merger.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 defines a legal obligation as an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Niagara Mohawk is currently evaluating the effect of this statement on Niagara Mohawk’s results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Niagara Mohawk is currently evaluating the impact of SFAS No. 144 on its financial position and results of operations.

COMPREHENSIVE INCOME (LOSS):   Comprehensive income (loss) is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income (loss) is reported net income or loss, the other components of comprehensive income (loss) relate to additional minimum pension liability recognition, deferred gains and losses associated with hedging activity and unrealized gains and losses associated with certain investments held as available for sale.

POWER PURCHASE AGREEMENTS:   Niagara Mohawk accounts for its power purchase agreements as executory contracts. Niagara Mohawk assesses several factors in determining how to account for its power purchase contracts. These factors include:

°	the term of the contract compared to the economic useful life of the facility generating the electricity;
°	the involvement, if any, that Niagara Mohawk has in operating the facility;
°	the amount of any fixed payments Niagara Mohawk must make, even if the facility does not generate electricity; and
°	the level of control Niagara Mohawk has over the amount of electricity generated by the facility, and who bears the risk in the event the facility is unable to generate.

RECLASSIFICATIONS:   Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 2001 presentation.

NOTE 2.  SUBSEQUENT EVENT - MERGER WITH NATIONAL GRID (UNAUDITED)

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recorded on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

Coincident with the merger, Niagara Mohawk implemented the Merger Rate Plan which includes the following key provisions:

°	Net customer savings of about $1 billion over the next 10 years, compared with rates projected without the merger. This includes a $152 million reduction in delivery charges compared to rates approved in Niagara Mohawk’s current rate agreement, followed by stabilized delivery charges for 10 years, subject to limited adjustments. This equals an expected reduction in Niagara Mohawk electricity delivery rates of more than eight percent, which results in a projected five percent decrease in overall electricity bills, including a projected commodity cost, which will continue to be borne by customers.
°	Price-stabilized commodity service for residential and commercial customers for several years, giving those customers significant protection from severe fluctuations in the generation marketplace.
°	Agreement to forgo the collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates.
°	Ability to recover a return on the remaining MRA regulatory asset.
°	Also, as part of the agreement, the companies would expand Niagara Mohawk’s annual upstate New York economic development efforts by $12.5 million.
°	The extension by 16 months of the existing multi-year gas rate settlement agreement, resulting in a freeze in natural gas delivery rates through December 2004.
°	Extension of the Low Income Customer Assistance Program and introduction of a special low-income rate.
°	Establishment of a Service Quality Assurance Program that calls for up to $24 million in annual penalties or more under certain conditions, if defined customer service goals are not achieved.
°	The continuation of the stranded cost recovery provisions under Power Choice with slight modifications.

The application of the purchase accounting and implementation of the Merger Rate Plan results in substantial changes to Niagara Mohawk’s balance sheet, principally in the recording of goodwill, the write-down of regulatory assets, and the increase in Niagara Mohawk’s capital structure.

On December 21, 2001, National Grid announced that it will, within a year of closing the acquisition of Holdings (which occurred on January 31, 2002), have Niagara Mohawk or an affiliate make offers to purchase all of the then outstanding preferred stock of Niagara Mohawk. Such offers will be made at prices that are customary for a tender offer to purchase similar preferred stock and will be determined at the time the offers are made. Such determination of prices will be made by National Grid based on advice of an investment banking firm. National Grid’s commitment will not affect the ability of Niagara Mohawk to voluntarily redeem or otherwise call its preferred stock. The making of such offers in the future will also be subject to receiving all regulatory approvals required for preferred stock offerings.

On February 5, 2002, Niagara Mohawk announced that it will redeem all remaining outstanding shares of the following series of preferred stock:

6.10% Series ($100 par value), at the redemption price of $101.00 per share;
7.45% Series ($100 par value), at the redemption price of $100.73 per share;
7.72% Series ($100 par value), at the redemption price of $102.36 per share;
Adjustable Rate Series A ($25 par value), at the redemption price of $25 per share;
Adjustable Rate Series B ($25 par value), at the redemption price of $25 per share;
Adjustable Rate Series C ($25 par value), at the redemption price of $25 per share.

These preferred stock series have been called for redemption on March 4, 2002, at the above indicated redemption prices together with accrued and unpaid dividends.

Upon the closing of the merger, Niagara Mohawk recorded $0.5 million in compensation expense related to stock options and $10.6 million in compensation expense related to stock appreciation rights and stock units. See Note 10. Stock Based Compensation for more detailed information on this.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.8 billion at December 31, 2001. These regulatory assets are probable of recovery under Niagara Mohawk’s Power Choice and Gas Multi-Year Rate and Restructuring Agreement. See Note 2 for a further discussion of the impact of the Merger Rate Plan on the regulatory assets.

MRA REGULATORY ASSET   Under Power Choice, a regulatory asset was established for the costs of the MRA and represents the cost to terminate, restate, or amend IPP Party contracts. This regulatory asset is being amortized generally over ten years, beginning September 1, 1998. Niagara Mohawk’s rates under Power Choice have been designed to permit recovery of the MRA regulatory asset.

SWAP CONTRACTS REGULATORY ASSET:   The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liabilities are the present value of the forecasted over-market payments in the restated PPA contracts and the financial swaps associated with the sale of various generation plants. The regulatory asset associated with the restated IPP contracts will amortize over ten years ending in June 2008 as notional quantities are settled. The part of this regulatory asset associated with the generating plants will be amortized over the remaining terms of these contracts ending September 30, 2003. See Note 8 and Note 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten. Payments under these arrangements are included in the “Electricity Purchased” line item in the Consolidated Statements of Income and Retained Earnings.

IPP RESTRUCTURING COSTS:   Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract buyouts. Through 2001, there have been 13 IPP contracts for approximately 161 MW terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP buyouts will generally be amortized over five years in accordance with Power Choice, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings of the buyouts during the remaining term of Power Choice to offset the amortization expense.

DEFERRED ENVIRONMENTAL RESTORATION COSTS:   The deferred environmental restoration costs regulatory asset represents Niagara Mohawk’s share of the estimated costs to investigate and perform certain remediation activities at both Niagara Mohawk-owned sites and non-owned sites with which it may be associated. Niagara Mohawk has recorded a regulatory asset representing the remediation obligations to be recovered from ratepayers. Power Choice and Niagara Mohawk’s gas rates decisions provide for specific rate allowances, with variances deferred for future recovery or pass-back to customers. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates.

DEFERRED LOSS ON THE SALE OF ASSETS:   Power Choice requires Niagara Mohawk to divest its portfolio of fossil and hydro generation assets. During 1999, Niagara Mohawk completed the sale of its hydroelectric generation plants, its coal-fired generation plants and its Oswego oil and gas-fired plant for $860 million. These assets had a combined net book value of approximately $957 million (including materials, supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of approximately $27 million, primarily due to a lower amount of fuel being transferred to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement.

On May 12, 2000, Niagara Mohawk completed the sale of its Albany oil and gas-fired plant to PSEG Power LLC (“PSEG”) for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. There may also be future receipts or payments relating to redevelopment of the facility and the level of property taxes, which would adjust stranded costs to be recovered from customers.

On January 30, 2001, Niagara Mohawk sold its 25 percent interest in the Roseton Steam Station to Dynegy Inc. (“Dynegy”), pursuant to which Niagara Mohawk received approximately $83.9 million. Niagara Mohawk’s share of the plant had a net book value of approximately $38.3 million (which includes materials, supplies and fuel) as of the closing. The gains from the sale of the Albany plant and the Roseton Steam Station were used to partially offset the losses from the sale of the coal-fired generation assets and the hydroelectric generation plants.

The Power Choice agreement provides for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. In addition, the PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets by the net present value of the amount which the actual amount incurred on the hydro PPAs exceeds the forecasted amount reflected in Power Choice, which was $36.4 million as of December 31, 2001. As of December 31, 2001, Niagara Mohawk has recorded a regulatory asset of $122.5 million for the net loss on the sale of its fossil and hydro generation assets. The net loss is included in Niagara Mohawk’s balance sheet as “Deferred loss on sale of assets.” In accordance with Power Choice, Niagara Mohawk will not earn a return on the deferred loss related to the sale of the fossil and hydro assets during Power Choice, and would begin recovery of this amount in 2003.

On November 7, 2001, Niagara Mohawk sold its nuclear assets to Constellation pursuant to which Niagara Mohawk received approximately $271 million in cash and will receive five annual principal and interest payments totaling $332 million. The current portion of the Notes Receivable from Constellation is approximately $50.0 million and is reflected in Current Assets. The non-current portion of the Notes Receivable is approximately $199.8 million and is reflected in the “Other Assets” line item of the Consolidated Balance Sheets. Niagara Mohawk’s share of the plant had a net book value (which includes materials, supplies and fuel) of approximately $1.6 billion as of the closing, excluding the reserve for decommissioning costs recovered in rates that was reflected in “Accumulated depreciation and amortization” on the balance sheet of $457.4 million. In addition, Niagara Mohawk transferred its external decommissioning trust fund of $357.1 million, which was included in “Other property and investments” to Constellation. Pursuant to the PSC Order approving the sale, dated October 24, 2001, Niagara Mohawk was required to write-off $123 million of its nuclear investment. The PSC Order provides for the deferral and future recovery of the remaining nuclear stranded costs over a period not to exceed eight years.

After writing off $123 million of nuclear investment as a result of the sale of the nuclear assets as provided for in the nuclear settlement agreement, Niagara Mohawk recorded its nuclear stranded costs in the “Deferred loss on sale of assets” account. In addition, Niagara Mohawk reclassified its net regulatory assets of approximately $125.3 million to the “Deferred loss on sale of assets” account. The amount of the loss is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. Niagara Mohawk began to amortize the regulatory asset related to the loss on the sale of the nuclear assets, which is reflected in the “Amortization of nuclear regulatory assets” line item of the Consolidated Income Statements, leaving a nuclear stranded cost balance of $1,074.6 million at December 31, 2001. The remaining stranded costs related to the sale of all of the generation assets will be amortized over ten years based on a pattern established in the Merger Rate Plan.

Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $18.6 million based on the asset sales of which $9.0 million is reflected in income in 1999, $2.8 million is reflected in income in 2000 and $6.8 million is reflected in income in 2001 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets.

REGULATORY TAX ASSET:   The regulatory tax asset represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. This amount is primarily timing differences related to depreciation. These amounts are recovered and amortized as the related temporary differences reverse. The PSC required adoption of SFAS No. 109 on a revenue-neutral basis. The regulatory tax asset decreased by $228.5 million in 2001 primarily due to the reclassification of the SFAS No. 109 nuclear regulatory asset to the deferred loss on the sale of the assets.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:   The postretirement benefits other than pensions regulatory asset represents the excess of such costs recognized in accordance with SFAS No. 106 over the amount received in rates. In accordance with a PSC policy statement, postretirement benefit costs other than pensions were phased into rates generally over a five-year period and amounts deferred are being amortized and recovered over a period of approximately 15 years.

UNAMORTIZED DEBT EXPENSE:   The unamortized debt expense regulatory asset represents the costs to issue and redeem certain long-term debt securities, which were retired prior to maturity. These amounts are amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

OTHER:   Included in the other regulatory asset is the accumulation of numerous miscellaneous regulatory deferrals, uncollectible accounts receivable, income earned on gas rate sharing mechanisms, the incentive earned on the sale of the fossil and hydro generation assets and certain NYISO costs that were deferred for future recovery.

SFAS NO. 71 AND OTHER ACCOUNTING MATTERS:  The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97-4, “Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71” and SFAS No. 101,” “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71” in 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the CTC and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the MRA regulatory asset over its planned amortization period and to provide recovery of and a return on the remainder of its assets, as appropriate. Under the Merger Rate Plan, Niagara Mohawk will earn a return on all of its regulatory assets. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s ability to pay dividends.

Under Power Choice and the Merger Rate Plan, Niagara Mohawk’s remaining electric business (electric transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

NOTE 4.  CAPITALIZATION

Niagara Mohawk is authorized to issue 250,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1999, 2000, and 2001:

                                                                            Preferred Stock (e)
                                              ----------------------------------------------------------------------------
                                                                                                                                          Accumlated  Repurchased
                                                                                                                           Capital Stock    Other       Holdings'
                                                            Non-                                       Non-                Premium and   Comprehensive   Common
                          Shares     Amount*     Shares  Redeemable*  Redeemable*     Shares      Redeemable* Redeemable* Expense (Net)*    Loss*        Stock*
---------------------  -----------  --------  ---------- ----------   ----------- --------------  ----------- ----------- ------------- -------------- ----------
December 31, 1998      187,364,863  $187,365  2,304,000   $210,000    $20,400(a)  11,448,403       $230,000   $56,210 (a) $2,362,531      ($25,794)
Issued                                                -          -          -      3,000,000 (b)    150,000         -         (1,479)
Redemptions                                     (18,000)         -     (1,800)    (6,232,801)(b)   (150,000)   (5,820)            87
Repurchased Holdings'
 Common stock                                                                                                                                          (157,167)
Dividend of Opinac                                                                                                                          25,186(c)
Other comprehensive
 income adjustments                                                                                                                         (4,545)
                       -----------  --------  ---------- ----------   ----------- --------------  ----------- ----------- -----------   ------------- ----------
December 31, 1999      187,364,863  $187,365  2,286,000   $210,000    $18,600(a)   8,215,602       $230,000   $50,390 (a) $2,361,139       ($5,153)    (157,167)
Amortization (d)                                                                                                               1,178
Redemptions                                     (18,000)         -     (1,800)      (232,801)             -    (5,820)            87
Repurchased Holdings'
 Common stock                                                                                                                                          (250,026)
Other comprehensive
 income adjustments                                                                                                                        (2,306)
                       -----------  --------  ---------- ----------   ----------- --------------  ----------- ----------- -----------   ------------- ----------
December 31, 2000      187,364,863  $187,365  2,268,000   $210,000    $16,800(a)   7,982,801       $230,000   $44,570 (a) $2,362,404      ($7,459)    ($407,193)
Amortization (d)                                                                                                               1,363
Redemptions                                     (18,000)         -     (1,800)      (232,801)             -    (5,820)            87
Other comprehensive
   income adjustments                                                                                                                     (10,186)
                       -----------  --------  ---------- ----------   ----------- --------------  ----------- ----------- -----------  ------------  -----------
December 31, 2001      187,364,863  $187,365  2,250,000   $210,000    $15,000(a)   7,750,000       $230,000   $38,750 (a) $2,363,854     ($17,645)    ($407,193)
                       ===========  ========  ========== ==========   =========== ==============  =========== =========== ===========  ============  ===========

*     In thousands of dollars

(a)	Includes sinking fund requirements due within one year.
(b)	The fixed-adjustable rate preferred stock issued during 1999 has a $25 par value with a $50 liquidation preference.
(c)	On March 31, 1999, Niagara Mohawk distributed its ownership interested in the stock of Opinac as a dividend to Holdings. As a result, the accumulated other comprehensive income of Opinac of $25,186 million, which is entirely made up of foreign currency translation adjustment, is no longer included in Niagara Mohawk’s “Accumulated Other Comprehensive Income.” (See Note 1).
(d)	Pursuant to a 1999 PSC rate order, Niagara Mohawk is amortizing the capital stock expense of the Adjustment Rate Series D preferred stock over five years (ends in 2004).
(e)	See Note 2 for a detailed discussion of the preferred stock that Niagara Mohawk has announced that it will redeem.

The components of other comprehensive loss include the cumulative amount of unrealized loss on securities was $700, the additional minimum pension liability was $11,818 and the loss on the hedging activity was $5,127 at December 31, 2001. Included in Accumulated Other Comprehensive Income (Loss) are the following amounts from the activity of cash flow hedges for the year ended December 31, 2001.

All of the instruments representing the deferred losses at year end will be settled within the next 12 months and the resulting gains or losses recorded in income.

                  (in thousands of dollars)             Gas Supply   Electric Supply    Total
                                                        ----------   ---------------  ---------
Derivatives designated as cash flow hedges
 at January 1, 2001                                     $ (12,967)      $ (4,442)     $(17,409)
Changes in fair value recognized in 2001                   29,342         (1,469)       27,873
Reclassifications to expense                               (7,458)         5,911        (1,547)
                                                        ----------   ---------------  ---------
Total hedging activity included in Accumulated other
  comprehensive income at December 31, 2001             $   8,917       $      -      $  8,917
                                                        ==========   ===============  =========

Purchase of Holdings’ Common Stock - Niagara Mohawk purchased 10 million shares of Holdings’ common stock through December 31, 1999 for $157.2 million.

Niagara Mohawk purchased 17,125,045 additional shares for approximately $250 million in 2000. Niagara Mohawk has suspended the program to repurchase Holdings’ common stock as a result of the merger (See Note 2).

NIAGARA MOHAWK NON-REDEEMABLE PREFERRED STOCK

Niagara Mohawk had certain issues of preferred stock, which provide for redemption at the option of Niagara Mohawk at December 31, as follows:

                                                  Redemption price
                                                     per share
                   In thousands of dollars        (Before adding
  Series        Shares      2001       2000     accumulated dividends)
---------------------------------------------------------------------
Preferred $100 par value:

  3.40%        200,000   $ 20,000   $ 20,000        $103.50
  3.60%        350,000     35,000     35,000         104.85
  3.90%        240,000     24,000     24,000         106.00
  4.10%        210,000     21,000     21,000         102.00
  4.85%        250,000     25,000     25,000         102.00
  5.25%        200,000     20,000     20,000         102.00
  6.10%        250,000     25,000     25,000         101.00
  7.72%        400,000     40,000     40,000         102.36

Preferred $25 par value:

Adjustable Rate -
 Series A    1,200,000     30,000     30,000          25.00
 Series C    2,000,000     50,000     50,000          25.00
 Series D    3,000,000    150,000    150,000          50.00*
                          -------    -------
                         $440,000   $440,000
                         ========   ========

* Not redeemable prior to December 31, 2004.

NIAGARA MOHAWK MANDATORILY REDEEMABLE PREFERRED STOCK

At December 31, Niagara Mohawk had certain issues of preferred stock, as detailed below, which provide for mandatory and optional redemption. These series require mandatory sinking funds for annual redemption and provide optional sinking funds through which Niagara Mohawk may redeem, at par, a like amount of additional shares (limited to 120,000 shares of the 7.45 percent series).

                                                                                 Redemption price
                                                                                      per share
                                                                                   (Before adding
                                                                                accumulated dividends)
                                   Shares        In thousands of dollars            Eventual
Series                         2001      2000        2001       2000       2000      Minimum
------------------------------------------------------------------------------------------------------
Preferred $100 par value:
         7.45%               150,000    168,000    $ 15,000   $ 16,800   $100.73     $100.00
Preferred $25 par value:
         7.85%                     -    182,801           -      4,570     25.00       25.00
Adjustable Rate -
   Series B                1,550,000  1,600,000      38,750     40,000     25.00       25.00
                                                   --------   --------
                                                     53,750     61,370
Less sinking fund requirements                        3,050      7,620
                                                   --------   --------
                                                   $ 50,700   $ 53,750
                                                   ========   ========

Niagara Mohawk’s five-year mandatory sinking fund redemption requirements for preferred stock are as follows:

Redemption Requirement (in thousands)
2002	$3,050
2003	$3,050
2004	$3,050
2005	$3,050
2006	$3,050

NIAGARA MOHAWK LONG-TERM DEBT

Long-term debt at December 31, consisted of the following debt:

                          In thousands of dollars                             In thousands of dollars
Series                 Due      2001      2000     Series                          2001       2000
-------------------------------------------------  -------------------------------------------------
First Mortgage Bonds:                              Promissory notes:
6 7/8%                2001          -   $210,000      2015                       $100,000   $100,000
9 1/4%                2001          -    100,000      2023                         69,800     69,800
5 7/8%                2002   $230,000    230,000      2025                         75,000     75,000
6 7/8%                2003     85,000     85,000      2026                         50,000     50,000
7 3/8%                2003    220,000    220,000      2027                         25,760     25,760
8%                    2004    232,425    232,425      2027                         93,200     93,200
6 5/8%                2005    110,000    110,000   Revolving Credit Facility            -     60,000
9 3/4%                2005    137,981    137,981   Other                          175,350    180,363
7 3/4%                2006    275,000    275,000   Unamortized premium (discount)  (9,055)   (10,651)
                                                                               ----------------------
6 5/8%*               2013     45,600     45,600   Total Long-Term Debt         4,966,680  5,307,288
8 3/4%                2022    119,012    119,012   Less long-term debt due
8 1/2%                2023    122,020    122,020    within one year               546,858    628,325
                                                                               ----------------------
7 7/8%                2024    170,257    170,257                               $4,419,822 $4,678,963
5.15%*                2025     75,000     75,000                               ======================
7.2%*                 2029    115,705    115,705
                            --------------------
Total First Mortgage Bonds  1,938,000  2,248,000
                            --------------------
Senior Notes:
7 1/8%                2001          -    302,439
7 1/4%                2002    302,439    302,439
7 3/8%                2003    302,439    302,439
5 3/8%                2004    300,000          -
7 5/8%                2005    302,439    302,439
8 7/8%                2007    200,000    200,000
7 3/4%                2008    600,000    600,000
8 1/2%                2010    500,000    500,000
Unamortized discount
 on 8 1/2% Senior Note        (58,692)   (93,940)
                            ---------------------
Total Senior Notes         $2,448,625 $2,415,816
                            ---------------------

* Tax exempt pollution control related issues.

Niagara Mohawk’s long-term debt increased significantly upon the closing of the MRA on June 30, 1998. The MRA was primarily financed through the Senior Notes.

Niagara Mohawk was obligated to use 85 percent of the net proceeds of the sales of the generation assets to reduce its senior debt outstanding within 180 days after the receipt of such proceeds, which requirement was satisfied in 2001. To date, Niagara Mohawk has received $1,261.4 million in cash proceeds on the sale of its generation assets. During 1999 through 2001, Niagara Mohawk’s net reduction in debt was approximately $1.9 billion using the proceeds from the assets sales and from improved cash flow.

Several series of First Mortgage Bonds and Promissory Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with an option to convert to other rates, including a fixed interest rate which would require Niagara Mohawk to issue First Mortgage Bonds to secure the debt) which averaged 2.50 percent for 2001, 4.06 percent for 2000 and 3.23 percent for 1999 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and Niagara Mohawk, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at Niagara Mohawk’s generation facilities or to refund outstanding tax-exempt bonds and notes (see Note 4).

Other long-term debt in 2001 consists of obligations under capital leases of approximately $15.6 million, a liability to the DOE for nuclear fuel disposal of approximately $139.1 million, a liability for IPP contract restructurings not related to the MRA of approximately $16.5 million and promissory notes to the co-tenants of Unit 2 related to the sale of the nuclear assets of $4.2 million. The aggregate maturities of long-term debt for the five years subsequent to December 31, 2001, excluding capital leases, in millions, are approximately $543.8, $611.8, $533.0, $550.6 and $275.0, respectively. Niagara Mohawk retained the liability to the DOE for nuclear fuel disposal as part of the sale of the nuclear assets. See Note 8 for a further discussion of the nuclear fuel disposal liability to the DOE.

EARLY EXTINGUISHMENT OF DEBT

During 2000 and 1999, Niagara Mohawk redeemed approximately $95 million and $822 million, respectively, in long-term debt prior to its scheduled maturity. Niagara Mohawk charged to earnings, as an extraordinary item approximately $0.9 million and $23.8 million, after tax, for redemption premiums incurred, and unamortized debt expense and issuance costs.

NOTE 5.   BANK CREDIT ARRANGEMENTS

Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $846.9 million of credit consisting of a $322.9 million, 364 day revolving credit facility (expires May 31, 2002, with the option to convert up to $280.0 million loans outstanding at the termination date to a one-year term loan), a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority, discussed in Note 4. As of December 31, 2001, Niagara Mohawk has no loans outstanding under the revolving credit facilities. The senior bank facility will be available for Niagara Mohawk subsequent to the merger with National Grid.

Niagara Mohawk had short-term debt of $110 million outstanding at December 31, 2000 and no short-term debt outstanding at December 31, 2001. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and approximated 7.8 percent at December 31, 2000.

NOTE 6.   FEDERAL, STATE AND FOREIGN INCOME TAXES

Components of United States and foreign income before income taxes:

                                   In thousands of dollars
                                  2001     2000       1999
----------------------------  ---------  ---------  --------
United States                 $(42,575)  $(30,929)  $40,629
Income before income taxes
 and preferred dividend       ---------  ---------  --------
   requirement of subsidiary  $(42,575)  $(30,929)  $40,629
                              =========  =========  ========

Following is a summary of the components of federal, state and foreign income tax and a reconciliation between the amount of federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                                 In thousands of dollars
                              2001        2000        1999
------------------------   ---------    --------    --------
Components of federal, state and foreign income taxes:
Current tax expense:
 Federal                   $  3,559     $18,350     $25,350
 State (a)                      386         468         143
                           ---------    --------    --------
                              3,945      18,818      25,493
                           ---------    --------    --------
Deferred tax expense:
 Federal                    (78,971)    (22,409)     (6,467)
 State (a)                    2,930      (5,935)           -
                           ---------    --------    --------
                            (76,041)    (28,344)     (6,467)
                           ---------    --------    --------
 Total (b)                 $(72,096)    $(9,526)    $19,026
                           =========    ========    ========
(a)	Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.
(b)	Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.

Reconciliation between federal and foreign income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

                                                  2001       2000       1999
                                               ---------  ---------   --------
Computed tax                                   $(14,901)  $(10,825)   $14,220
------------------------------------------------------------------------------
Increase (reduction) including those attributable to
 flow-through of certain tax adjustments:
Depreciation                                     18,620     27,366     21,380
Cost of removal                                  (6,441)    (6,936)    (6,809)
Allowance for funds used
 during construction                                929       (254)    (2,442)
State income taxes (a)                            3,316     (5,467)      (143)
Expiring foreign tax credits                          -          -        692
Pension settlement amortization                       -          -       (278)
Debt premium & mortgage
 recording tax                                      664        806     14,402
Real estate taxes                                  (414)    (5,860)     3,540
Amortization of capital stock                       548        634         99
Dividends exclusion - federal
 income tax returns                                (468)      (517)      (449)
Vacation pay adjustment                              76        420        (36)
Provided at other than statutory
 rate                                                 1     (1,186)     1,185
Supplemental Executive
 Retirement trust fund                                -       (446)      (268)
Settlement of IRS exams                               -     (1,852)         -
Voluntary Early Retirement Plan                  11,272          -          -
Subsidiaries                                     (1,115)         3       (876)
Reserve for Hydra-Co sale expenses                    -          -     (1,181)
Deferred investment tax credit
 reversal (c)                                   (86,034)    (6,110)   (23,539)
Other                                             1,851        698       (471)
                                               ---------  ---------   --------
                                                (57,195)     1,299      4,806
                                               ---------  ---------   --------
Federal and foreign income taxes (b)           $(72,096)  $ (9,526)   $19,026
                                               =========  =========   ========
(a)	Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.
(b)	Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.
(c)	Deferred investment tax credits of $79.7 million, $0.8 million and $16.2 million related to the generation assets that have been sold have been taken into income in 2001, 2000 and 1999, respectively, in accordance with IRS rules.

At December 31, the deferred tax liabilities (assets) were comprised of the following:

                                      In thousands of dollars
                                       2001             2000
---------------------------------  ------------    ------------
Alternative minimum tax            $   (95,899)    $   (93,228)
Unbilled revenues                      (23,052)        (13,964)
Non-utilized NOL carryforward         (638,316)       (805,261)
Other                                 (317,444)       (430,257)
                                   ------------    ------------
 Total deferred tax assets          (1,074,711)     (1,342,710)
                                   ------------    ------------
Depreciation related                   781,730       1,285,180
Investment tax credit related           23,026          62,734
MRA terminated IPP contracts           901,832       1,037,106
Loss on sale of nuclear assets         468,773               -
Other                                  357,225         436,722
                                   ------------    ------------
 Total deferred tax liabilities      2,532,586       2,821,742
                                   ------------    ------------
Accumulated deferred income taxes  $ 1,457,875     $ 1,479,032
                                   ============    ============

In December 1998, Niagara Mohawk received a ruling from the IRS which provided that the amount of cash and the value of common stock that was paid by Niagara Mohawk to the subject terminated IPP Parties was deductible in 1998 which resulted in Niagara Mohawk not paying any regular federal income taxes for 1998, and further generated a substantial net operating loss for federal income tax purposes. Niagara Mohawk carried back a portion of the unused NOL to the years 1996 and 1997, and also for the years 1988 through 1990, which resulted in federal income tax refunds of $135 million that were received in January 1999. As a result of the merger with National Grid, Niagara Mohawk is now part of the consolidated tax return filing group of National Grid. National Grid anticipates that the consolidated tax filing group will be able to utilize the remaining NOL carryforward prior to its expiration in 2019. The amount of the NOL carryforward as of December 31, 2001 is $1.811 billion. National Grid’s ability to utilize the NOL carryforward generated as a result of the MRA and the utilization of alternative minimum tax credits, could be limited under the rules of Section 382 of the Internal Revenue Code.

NOTE 7.   PENSION AND OTHER RETIREMENT PLANS

Niagara Mohawk has a non-contributory defined benefit pension plan covering substantially all employees. The plan includes a cash balance benefit in which the participant has an account to which amounts are credited based on qualifying compensation and with interest determined annually based on average annual 30-year Treasury bond yield. Supplemental non-qualified, non-contributory executive retirement programs provide additional defined pension benefits for certain officers. In addition, Niagara Mohawk, provides certain contributory health care and life insurance benefits for active and retired employees and dependents.

The changes in benefit obligations, plan assets and plan funded status for these pension and other retirement plans as of, and for the year ended December 31, are summarized as follows:

                                                          In thousands of dollars
                                                 Pension Benefits      Other Retirement Benefits
                                           ------------------------   --------------------------
                                              2001         2000          2001         2000
                                           -----------  -----------   ----------   ----------
Change in benefit obligation:
Benefit obligation at January 1            $1,183,775   $1,111,833    $ 562,594    $ 519,058
   Service cost                                32,046       32,502       11,265       11,784
   Interest cost                               88,315       86,262       41,664       39,601
   Benefits paid to participants             (125,038)     (92,313)     (47,695)     (40,528)
   Plan amendments                             37,092          390       22,960            -
   Curtailments                               (18,603)        (178)     (16,016)      (1,514)
   Settlements                                (21,199)     (12,728)                        -
   Actuarial (gain) loss                       70,232       58,007       76,651       34,193
                                           -----------  -----------   ----------   ----------
Benefit obligation at December 31           1,246,620    1,183,775      651,423      562,594
                                           -----------  -----------   ----------   ----------
Change in plan assets:
Fair value of plan assets at January 1      1,256,720    1,344,647      271,973      245,090
   Contributions                                4,000       29,247                         -
   Net return on plan assets                  (59,838)     (10,856)      (3,233)      26,883
   Benefits paid to participants             (124,605)     (91,085)                        -
   Settlements                                      -      (15,233)                        -
                                           -----------  -----------   ----------   ----------
Fair value of plan assets at December 31    1,076,277    1,256,720      268,740      271,973
                                           -----------  -----------   ----------   ----------
Funded status                                (170,342)      72,945     (382,683)    (290,621)
Unrecognized initial obligation                 6,800       10,253      119,790      130,680
Unrecognized net gain from actual
   return on plan assets                      (92,527)    (249,756)                        -
Unrecognized net loss (gain) from past
   experience different from that assumed      77,107       39,939       96,681        9,262
Unrecognized prior service cost                86,894       73,290       14,606       (6,166)
Intangible Asset                              (16,136)        (391)
Accumulated other comprehensive income        (11,818)      (8,004)                        -
                                           -----------  -----------   ----------   ----------
Benefits liability on Niagara Mohawk's
   consolidated balance sheet              $ (120,022)  $  (61,724)   $(151,606)   $(156,845)
                                           ===========  ===========   ==========   ==========

In 2001, Niagara Mohawk experienced a net curtailment/settlement loss of $31.9 million due to the employee transfers associated with the sale of the nuclear assets and change of control payments under the supplemental executive retirement plan. Of the 2001 loss, $11.2 million is recorded in the deferred loss on the sale of assets, $6.0 million is due from co-tenants for their allocation of the plant ownership and $14.7 million was charged to expense. In 2000, Niagara Mohawk experienced a net pension curtailment/settlement gain of $2.8 million due to the employee transfers associated with the sales of the Oswego and Albany generating plants. These gains/losses are included in the deferred loss on the sale of the assets. In 1999, there was a net curtailment/settlement gain of $35.3 million due to employee transfers associated with generation asset sales and normal terminations.

The non-qualified executive pension plan has no plan assets due to the nature of the plan, and therefore, has an accumulated benefit obligation in excess of plan assets of $17.3 million and $16.5 million at December 31, 2001 and 2000, respectively.

The following table summarizes the components of the net annual benefit costs.

                                                 In thousands of dollars
                                   Pension Benefits             Other Retirement Benefits
                          -------------------------------    -------------------------------
                             2001       2000       1999         2001        2000      1999
                          ---------  ---------  ---------    ---------   --------- ---------
Service cost              $ 32,046   $ 32,502   $ 34,743     $ 11,265   $ 11,784   $ 15,367
Interest cost               88,315     86,262     85,821       41,664     39,601     35,555
Expected return
 on plan assets            (94,247)   (95,399)   (97,151)     (24,436)   (21,277)   (17,501)
Amortization of the
 initial obligation          2,240      2,381      2,526       10,890     10,890     10,890
Amortization of
 gains and losses           (1,122)    (5,028)    (1,574)       7,101      4,841     10,695
Amortization of prior
 service costs               8,464      7,230      7,675       (7,207)    (9,244)   (10,271)
                          ---------  ---------  ---------    ---------  ---------  ---------
Net benefit cost before
curtailments and
settlements                 35,696     27,948     32,040       39,277     36,595     44,735

Curtailment (gain) loss     14,063      1,025      6,470        3,179     (1,635)     5,370
Settlement (gain) loss      14,689     (2,232)   (47,102)                      -          -
                          ---------  ---------  ---------    ---------  ---------  ---------
Net benefit cost (1)      $ 64,448   $ 26,741   $ (8,592)    $ 42,456   $ 34,960   $ 50,105
                          =========  =========  =========    =========  =========  =========

(1)    A portion of the benefit costs relates to construction labor, and accordingly, is allocated to construction projects.

Niagara Mohawk also has a defined contribution pension plan (employee savings fund plan) that covers substantially all employees. Employer matching contributions of $10.0 million, $10.2 million and $10.8 million were expensed in 2001, 2000 and 1999 respectively.

                                    Pension Benefits    Other Retirement Benefits
                                     2001      2000        2001     2000
                                    ------    ------      ------   ------
Weighted average assumptions
 as of December 31:
   Discount rate                     7.25%    7.75%        7.25%    7.75%
   Expected return on plan assets    9.50     9.50         9.25     9.50
   Rate of compensation increase
    (plus merit increases)           2.50     2.50         N/A      N/A
   Health care cost trend rate:
    Under age 65                     N/A      N/A          9.00     9.00
    Over age 65                      N/A      N/A          9.00     9.00

The assumed health cost trend rates decline to five percent in 2006 and remain at that level thereafter. The assumed health cost trend rates can have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                            1% Increase  1% Decrease
                                            -----------  -----------
Effect on total of service and interest
  cost components of net periodic
  postretirement health care benefit cost     $ 5,286     $ (4,270)

Effect on the health care component of
  the accumulated postretirement
  benefit obligation                          $ 52,429    $ (48,383)

Niagara Mohawk recognizes the obligation to provide post-employment benefits if the obligation is attributable to employees’ past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At December 31, 2001 and 2000, Niagara Mohawk’s post-employment benefit obligation is approximately $22.4 million and $21.5 million, respectively.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER: Niagara Mohawk has several types of long-term contracts for the purchase of electric power. Niagara Mohawk’s commitments under these long-term contracts, as of January 1, 2002, excluding its commitments with NYPA, which are shown separately, are summarized in the table below. Following the table are descriptions of the different types of these long-term contracts. For a detailed discussion of the financial swap agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets (the sale of the Huntley and Dunkirk coal-fired generation plants and the sale of the Albany oil and gas-fired generation plant) which are not included in the table below, see Note 9.

             (In thousands of dollars)
            Estimated      Estimated                   Estimated    Estimated
           Fixed Costs   Variable Costs                Purchased    Purchased
                           Capacity,                   Capacity      Energy
Year        Capacity   Energy and Taxes **   Total      (in MW)     (in MWh)
------------------------------------------------------------------------------
2002       $54,390      $  530,244        $  584,634     3,265     12,521,063
2003        41,490         522,499           563,989     3,243     12,336,571
2004        20,708         484,569           505,277     2,023     11,439,765
2005        15,354         390,410           405,764     1,394      9,172,294
2006        15,532         384,290           399,822     1,393      9,276,528
2007-2016   63,966       2,133,644         2,197,610     1,351 *   41,399,639

*  MW value represents the average annual quantity of purchased capacity
** Does not include puts (see below)

PURPA Contracts
Under the requirements of PURPA, Niagara Mohawk is required to purchase power generated by IPPs, as defined therein. Niagara Mohawk has 107 PPAs with 115 IPP facilities, amounting to approximately 500 MW of capacity at December 31, 2001. All of this capacity amount is considered firm and excludes PPAs that provide energy only. The table above includes the estimated payments for fixed costs (capacity) and variable costs (capacity, energy and related taxes) that Niagara Mohawk estimates it will be obligated to make under these 107 IPP contracts, excluding the put contracts (see below) and the financial obligation under the swap contracts. The payments to the IPPs are subject to the tested capacity and availability of the facilities, scheduling and price escalation. These payments have been significantly reduced by the consummation of the MRA and additional IPP restructurings made in 1999 and 2000. See Note 3 for a further discussion of the additional IPP restructurings made in 1999 and 2000.

Fixed capacity costs (in the table above) relate to three contracts as follows: 1) a contract with an IPP, 2) a contract entered into along with the sale of the Oswego generation assets as discussed further below, and 3) the contract entered into along with the sale of the hydroelectric generation assets as discussed further below. With respect to the IPP contract, Niagara Mohawk is required to make capacity payments, including payments when the facility is not operating but available for service. The terms of this contract allow Niagara Mohawk to schedule energy deliveries and then pay for the energy delivered. Contracts relating to the remaining IPP facilities in service at December 31, 2001 require Niagara Mohawk to pay only when energy is delivered. Niagara Mohawk paid approximately $320.8 million, $415.6 million and $435.2 million in 2001, 2000 and 1999 for 3,340,000 MWh, 5,077,000 MWh and 6,768,000 MWh, respectively, of electric power under all IPP contracts.

Fossil/Hydro Contracts
As part of the sale of Niagara Mohawk’s fossil and hydro generation assets, Niagara Mohawk entered into PPAs with the buyers of these assets for the purchase of capacity and energy as discussed in more detail below. The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs that Niagara Mohawk estimates it will make under these contracts. Niagara Mohawk paid approximately $108.6 million in 2001, $137.0 million in 2000 and $123.7 million in 1999 for 2,945 MW, 1,948 MW and 2,409 MW of capacity and 2,573,000 MWh, 3,274,000 MWh and 3,490,000 MWh of electric power, respectively, under these PPAs.

The hydro PPA calls for the purchase of all energy and capacity through September 2004 at prices that approximate forecasted future market prices. Niagara Mohawk anticipates that the energy and capacity to be purchased under the hydro PPA to be at quantities approximating historical generation levels, subject to the effects of water flow availability. The Oswego PPA is primarily a contract for capacity with a nominal amount of energy at prices above forecasted future market prices.

Nuclear Contracts
The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs entered into with the buyers of the nuclear generation assets. As part of the agreement with Constellation to sell its nuclear generation assets, Niagara Mohawk entered into PPAs to purchase 90 percent of the actual hourly nuclear plant output for its percentage interest of the nuclear plants at negotiated competitive prices for approximately 10 years. Niagara Mohawk pays only for delivered output from the units. Upon the expiration of the PPA for Unit 2, there is a revenue sharing agreement whereby Niagara Mohawk is entitled to future payments from Constellation over a ten-year period if electric energy and capacity market prices exceed certain amounts during the ten-year sharing period. Niagara Mohawk would not be required to buy energy from Constellation, LLC under the revenue sharing agreement. Purchases under the nuclear PPAs began in November 2001. Niagara Mohawk paid approximately $38.0 million for 1,266,072 MWh of electric power and 1,086 MW of capacity in 2001.

Put Contracts
As a part of the MRA, Niagara Mohawk signed agreements with eight of the IPP Parties whereby the IPP Parties have an option to sell the physical delivery of electric power to Niagara Mohawk at market prices. These agreements would have been in effect until the earlier of the NYISO meeting certain volume and capacity conditions for a consecutive six-month period or until June 2008. Although the volume and capacity conditions have not yet been met in all of the contracts, Niagara Mohawk has negotiated to terminate the requirement to purchase electric power from the eight IPP Parties with put agreements. Consequently, there is no further obligation to purchase electric power under these contracts and information related to such contracts is not included in the table above. Niagara Mohawk paid approximately $1.4 million in 2001, $46.4 million in 2000 and $75.9 million in 1999 for 13,844 MWh, 898,037 MWh and 2,782,678 MWh, respectively, of electric power received as part of these put agreements.

While the PPAs for the fossil/hydro asset sales, which were entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the “provider of last resort” as outlined in the Power Choice agreement.

At January 1, 2002, Niagara Mohawk had long-term contracts to purchase electric power from the following generation facilities owned by NYPA:

                              Expiration  Purchased    Estimated
                                date of   capacity      annual
Facility                       contract     in MW    capacity cost
------------------------------------------------------------------
Niagara - hydroelectric
 project                         2007       903      $28,398,000
St. Lawrence - hydroelectric
 project                         2007       104        1,248,000
Blenheim-Gilboa - pumped
 storage generating station      2002       270        7,452,000
                                          ------------------------
                                          1,277      $37,098,000
                                          ========================

The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts, plus other miscellaneous NYPA purchases, was approximately, in millions, $141.1, $144.3 and $112.4 for the years 2001, 2000 and 1999, respectively. Niagara Mohawk continues to have a contract with NYPA’s Fitzpatrick nuclear facility to purchase for resale up to 46 MW of power for NYPA’s economic development customers.

In addition to the contractual commitments described above, Niagara Mohawk entered into a four-year contract, expiring in June 2003, that gives it the option to buy additional power at market prices from the Huntley coal-fired generation plant, now owned by a new owner. If Niagara Mohawk needs any additional energy to meet its load it can purchase the electricity from other IPPs, other utilities, other energy merchants or through the NYISO at market prices.

GAS SUPPLY, STORAGE AND PIPELINE COMMITMENTS:   In connection with its regulated gas business, Niagara Mohawk has long-term commitments with a variety of suppliers and pipelines to purchase gas commodity, provide gas storage capability and transport gas commodity on interstate gas pipelines.

The table below sets forth Niagara Mohawk’s estimated commitments at December 31, 2001, for the next five years, and thereafter.

           (In thousands of dollars)
                           Gas Storage/
Year        Gas Supply      Pipeline
-------------------------------------
2002        $81,872         $63,914
2003         40,881          60,877
2004         40,881          60,877
2005         40,881          32,401
2006         34,057           6,106
Thereafter        -          31,661

With respect to firm gas supply commitments, the amounts are based upon volumes specified in the contracts giving consideration for the minimum take provisions. Commodity prices are based on New York Mercantile Exchange quotes and reservation charges, when applicable. Storage and pipeline capacity commitments’ amounts are based upon volumes specified in the contracts, and represent demand charges priced at current filed tariffs. At December 31, 2001, Niagara Mohawk’s firm gas supply commitments extend through October 2006, while the gas storage and transportation commitments extend through October 2012.

SALE OF CUSTOMER RECEIVABLES:   Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. For receivables sold, Niagara Mohawk has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NMR has its own separate creditors which, upon liquidation of NMR, will be entitled to be satisfied out of its assets prior to any value becoming available to Niagara Mohawk. The sale of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NMR in fee simple for reasonably equivalent value, and all receivables transferred to NMR are assets owned by NMR in fee simple and are not available to pay Niagara Mohawk’s creditors.

At December 31, 2001 and 2000, $132.3 million and $230.1 million, respectively, of receivables had been sold by NMR to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 2001, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $47.9 million.

To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. Concentrations of credit risk to the purchaser with respect to accounts receivable are limited due to Niagara Mohawk’s large, diverse customer base within its service territory. Niagara Mohawk generally does not require collateral (i.e. customer deposits).

From the fourth quarter of 1999 through April 2000, and in September 2000 through December 2000, and during February 2001, NMR was not in compliance with a certain statistical ratio relating to the pool of receivables sold. The purchaser granted waivers for this period. NMR was in compliance with the ratio for the months of May through August 2000, January 2001 and March through May 2001. The amount of receivables sold at June 30, 2001 was $290 million, which exceeded the amount that could be supported by the then outstanding accounts receivable. Subsequently, the amount of receivables sold has been reduced to bring Niagara Mohawk back into compliance.

ENVIRONMENTAL CONTINGENCIES:   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state, or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 121 sites with which it may be associated, including 62 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among PRPs. Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to (1) determine if environmental contamination problems exist; (2) if necessary, determine the appropriate remedial actions; and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. As site investigations are completed, Niagara Mohawk expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation, and knowledge of activities at similarly situated sites. Additionally, Niagara Mohawk’s estimating process includes an initiative where these factors are developed and reviewed using direct input and support obtained from the New York State Department of Environmental Conservation (“DEC”). Actual Niagara Mohawk expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of Niagara Mohawk’s share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $305 million, which is reflected in Niagara Mohawk’s Consolidated Balance Sheets at December 31, 2001. The potential high end of the range is presently estimated at approximately $525 million. Niagara Mohawk increased its environmental liability $20 million in 2001 as compared to 2000 primarily as a result of the availability of information on certain sites resulting from the progress made on the remediation of one site and the issuance of a feasibility study on another site in October 2001. Such information revealed that the extent of soil contamination on the site being remediated was greater than originally anticipated. The probabilistic method was used to determine the amount to be accrued for 20 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk has executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. The order is awaiting execution by the DEC. Niagara Mohawk has included amounts for only the investigation of these sites in the estimated liability. Niagara Mohawk is currently unable to estimate the costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $83.8 million, with an expected value calculation of $60.3 million, which is included in the amounts accrued at December 31, 2001. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.3 million and an expected value calculation of $13.2 million. With respect to another operating unit, the DEC is expected to issue a proposed remedial action plan by mid-2002. Currently, the high end of his unit is estimated to be $63.5 million, with an expected value calculation of $43.2 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $5.0 million, with an expected value calculation of $3.9 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

NUCLEAR CONTINGENCIES:   On November 7, 2001, Niagara Mohawk sold its nuclear assets to Constellation. However, Niagara Mohawk remains liable for certain nuclear matters after the sale, including the obligation to pay all decommissioning and decontamination fees established by the Energy Policy Act of 1992 (the “Act”). Such fees support decommissioning and decontamination associated with pre-existing conditions at DOE gaseous diffusion plants. The Act authorized annual deposits for 15 years. Niagara Mohawk has made 10 payments to date and has a remaining liability of $11.0 million.

Niagara Mohawk had nuclear property insurance with Nuclear Electric Insurance Limited (“NEIL”) prior to the sale of its nuclear assets. NEIL insurance is subject to retrospective premium adjustment under which Niagara Mohawk could be assessed up to approximately $12.1 million per loss. Niagara Mohawk is still liable for retrospective premium adjustments that are associated with NEIL losses that occurred prior to the date of the sale for up to a period of six years following the sale. Likewise Niagara Mohawk would also be entitled to refunds of premiums paid, if any. As of December 31, 2001, Niagara Mohawk has not been made aware of any material retrospective premium adjustments.

As of December 31, 2001, Niagara Mohawk has a liability of $139.1 million in other long-term debt for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the “Nuclear Waste Act”) established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of Niagara Mohawk’s liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and Niagara Mohawk has elected to delay payment, with interest, until the year in which Constellation, the new owners of Niagara Mohawk’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.

CONSTRUCTION PROGRAM:  Niagara Mohawk is committed to an ongoing construction program to assure transmission and delivery of its electric and gas services. Niagara Mohawk presently estimates that the construction program for the years 2002 through 2004 will require approximately $623 million. For the years 2002 through 2004, the estimates, in millions, are $205, $212, and $206, respectively.

NOTE 9.  FAIR VALUE OF FINANCIAL AND DERIVATIVE FINANCIAL INSTRUMENTS

The financial instruments held or issued by Niagara Mohawk are used for investing, financing, hedging or cost control. Niagara Mohawk does not engage in trading activity. There is a separate section for a discussion of “INVESTMENTS IN DEBT AND EQUITY SECURITIES.” In the sections following the table below is a description of the instruments and the methods and assumptions used to estimate the fair value of each class of financial instruments. The carrying amount and estimated fair values of all other financial instruments are as follows:

                                          December 31, 2001                  December 31, 2000
                                      (in thousands of dollars)          (in thousands of dollars)
                                   Carrying      Fair                Carrying      Fair
           At December 31,          Amount      Value      Units      Amount       Value       Units
-------------------------------------------------------------------------------------------------------
Non-Derivative Instruments
 Cash and temporary
  cash investments               $  125,979  $  125,979             $   77,070  $   77,070
 Mandatorily redeemable
  preferred stock                    53,750      57,799                 61,370      60,684
 Long-term debt:
   First Mortgage Bonds           1,938,000   2,053,852              2,248,000   2,265,265
   Senior Notes                   2,448,625   2,565,129              2,415,816   2,420,143
   Promissory Notes                 413,760     413,760                413,760     413,760
   Other                            159,694     159,694                331,535     331,535

Derivative Instruments - Not Qualified as Hedges

Liability for Swap Contracts       (733,487)   (733,487)              (778,229)   (778,229)
 Gas Futures - IPP Swaps             (6,191)     (6,191)   3270 Dth     44,882      44,882    16460 Dth
 Gas Futures - Non-MRA IPP             (595)       (595)    310 Dth      5,262       5,262     1930 Dth
 Gas Basis Swaps                          -           -                  2,486       2,486    20170 Dth
 Oil Commodity Swap                       -           -                 (2,719)     (2,719)    7720 bbl

Derivative Instruments - Cash Flow Hedges

Gas Futures - Gas Supply             (5,484)     (5,484)   3060 Dth      8,000       8,000     1600 Dth
 Electric Swaps                           -           -                  4,442       4,442      714 MWh

NON-DERIVATIVE INSTRUMENTS

CASH AND TEMPORARY CASH INVESTMENTS:  The carrying amount approximates fair value because of the short maturity of the financial instruments.

LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK:  The fair value of fixed rate long-term debt and redeemable preferred stock is estimated using quoted market prices where available or discounting remaining cash flows at Niagara Mohawk’s incremental borrowing rate. The carrying value of NYSERDA bonds and other long-term debt is considered to approximate fair value.

DERIVATIVE INSTRUMENTS - NOT QUALIFIED AS HEDGES

The fair value of futures and swap contracts are determined using quoted market prices or broker quotes, where available, and various financial modeling tools. Prior to January 1, 2001 derivatives and hedging contracts were accounted for under SFAS No. 80, “Accounting for Futures Contracts” at January 1, 2001 Niagara Mohawk adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Hedges and other derivative instruments are recorded at fair value as assets or liabilities. If the contracts qualify for hedge accounting gains and losses are included in Other Comprehensive Income, net of applicable deferred taxes, until the hedge month occurs. Instruments not qualifying for hedge accounting fall under regulatory rulings, and therefore, gains or losses have been deferred as regulatory liabilities or assets.

LIABILITY FOR SWAP CONTRACTS:   Niagara Mohawk has eight IPP indexed swap contracts that resulted from the Master Restructuring Agreement (MRA) and three swap contracts from the sale of Niagara Mohawk’s Huntley, Dunkirk and Albany electric generating stations. Niagara Mohawk recorded a liability for these contractual obligations and recorded a corresponding regulatory asset because payments under these contracts are authorized and are being recovered under the Power Choice rate agreement. The amount of the liability and regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. Significant terms of the contracts are as follows.

IPP Indexed Swap Contracts:   Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts began in July 1998 and expire in June 2008. They are structured as indexed swap contracts where Niagara Mohawk receives or makes payments based upon the difference between the contract price and a market reference price for electricity. As of December 31, 2001 and 2000, Niagara Mohawk has recorded a $689.3 million and $747.1 million in the liability for swap contracts, respectively, and has recorded a corresponding swap contracts regulatory asset.

The contract prices were fixed for the first two years and in July 2000 changed to an indexed pricing formula primarily related to natural gas prices. The indexed pricing structure ensures that the price paid for energy and capacity will fluctuate relative to the underlying market cost of gas and general indices of inflation. Contract quantities are fixed for each year of the full ten-year term of the contracts and average 4.1 million MWh.

The price of natural gas can fluctuate significantly over time. For example the NYMEX per dekatherm market price for February gas was $9.775 at 12/31/2000 and dropped to $2.570 at 12/31/2001. This volatility, when factored into the indexing formulas of the IPP swaps, creates a corresponding volatility in the anticipated contract prices. Because natural gas is a major fuel source for electric generation, the changes in gas costs also trigger changes in the price of electricity. Since the swap payment is based on the difference between the contract prices and referenced electricity prices, this has tended to mitigate the overall impact of the gas price volatility on the swap payments. Niagara Mohawk, in the latter part of 2000, began to further mitigate such volatility through the use of various financial instruments. See the discussion on the “Gas Futures - IPP Swaps” and “Gas Basis Swaps,” below.

Huntley, Dunkirk andAlbany Swap Contracts:    Concurrent with the sale of the generating stations, Niagara Mohawk signed agreements to purchase capacity and energy from the new owners under contracts that converted to financial swaps upon certain criteria being met. The contracts are now financial only; no electricity is delivered under these agreements. Each month, the payment is the net of a fixed charge and a financial swap. The swap payment is based on the difference between contract prices and referenced market prices applied to notional quantities. For Huntley and Dunkirk, the contract prices and notional quantities are fixed. Quantities average 2.9 million MWh annually. These agreements expire in June 2003. The Albany contract is different in that contract price is indexed to either gas or oil costs and the monthly quantity is based on a call option by Niagara Mohawk with the total call quantity capped each year at 1,300 GWh. This contract expires in September 2003.

The anticipated overmarket payments under the swap contracts represent a liability of Niagara Mohawk. As of December 31, 2001 and 2000, Niagara Mohawk has recorded $44.2 million and $31.1 million, respectively and has recorded a corresponding swap contract regulatory asset. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices.

The reason for the increase in the swap liability from December 31, 2000, is a decrease in the forecasted price of power over the remaining terms of the contracts. This was partially offset by the amortization of the contract quantities. During 2001, there were significant decreases in the cost of natural gas. This triggered a decrease in the forecast of the price of electricity. The contract prices that Niagara Mohawk pays for Huntley and Dunkirk are fixed and for Albany, while indexed to the cost of gas or oil, prices do not move precisely in step with the fuel cost. Therefore, since the swap payments are the difference between the contract prices (Niagara Mohawk pays) and referenced electricity prices (Niagara Mohawk receives), a decrease in forecasted electric prices relative to the contract prices would tend to increase the remaining liability.

At December 31, 2001, Niagara Mohawk projects that it will make the following payments in connection with the IPP, Huntley/Dunkirk and Albany swap contracts for the years 2002 to 2006, and thereafter subject to changes in market prices and indexing provisions:

Year	Projected Payment (in thousands of dollars)
2002	$ 142,647
2003	139,883
2004	146,289
2005	149,360
2006	153,622
Thereafter	263,341

Niagara Mohawk believes that the above-market payments under the IPP indexed swaps, Huntley, Dunkirk and Albany swaps, are, in aggregate, included within the forecast used in setting the Power Choice prices. However, through August 2001, prices for approximately three-quarters of its sales were fixed. Therefore, significant increases in the swap payments could pose a risk to earnings. The price of natural gas is the major component in the indexing of the IPP swap contracts. Natural gas or oil is the primary component of the indexing of the Albany swap. The prices for the Huntley and Dunkirk payments are fixed by the contracts. As noted in the discussion above on the various swap liabilities, increases in the price of natural gas have adversely impacted the payments Niagara Mohawk has and will continue to make. Beginning in 2000, Niagara Mohawk took steps to mitigate this risk by a combination of NYMEX gas futures, fixed for floating gas basis swaps, and an oil commodity swap.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power. The price for this power is indexed to natural gas. Recent increases in the price of gas have caused this contract to be more costly. Niagara Mohawk has purchased NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

GAS FUTURES - IPP SWAPS:   Beginning in July 2000, the payments Niagara Mohawk made on the eight IPP swap contracts began indexing with natural gas as the primary component of the indexing formula. Through renegotiations, Niagara Mohawk was able to remove the gas price risk on two of the IPP swaps. In August 2000, Niagara Mohawk began purchasing NYMEX gas futures to hedge all of the gas commodity component of the indexed contract payments for the remaining six IPP indexed swap contracts for the period September 2000 through August 2001. For the period following August 2001 through March 2002, Niagara Mohawk has continued to hedge approximately 50 percent of the anticipated impact that natural gas would have on the IPP swaps. Niagara Mohawk plans to extend this hedging program through year 2002, but as of the date of this report has not purchased any contracts beyond March 2002. At December 31, 2001 Niagara Mohawk recorded a deferred loss on these instruments of $9.5 million versus a deferred gain of $59.7 million at year-end 2000. The variance from the prior year is due to significantly lower natural gas futures prices at year-end. At year end 2001, the deferred loss was offset by in the balance sheet item Liabilities from Price Risk Management Activities for $6.2 million with $3.3 having settled through Cash for the hedge month of January 2002.

GAS FUTURES - NON-MRA IPP:   One non-MRA IPP contract includes a provision which indexes the price Niagara Mohawk pays to the IPP to the price of natural gas. This is a physical delivery power contract and not a financial instrument. Commensurate with the program for hedging the IPP swaps (see above); Niagara Mohawk began purchasing NYMEX gas futures as a means to mitigate the gas price risk associated with this contract, also through August 2001. For the period following August 2001 through March 2002, Niagara Mohawk has continued to hedge approximately 50 percent of the anticipated impact that natural gas would have on the contract. Niagara Mohawk plans to extend this hedging program through year 2002, but as of February 19, 2002 has not purchased any contracts beyond March 2002. At December 31, 2001 Niagara Mohawk recorded a deferred loss on these instruments of $.9 million versus a deferred gain of $7.0 million at year-end 2000. The variance from the prior year is due to significantly lower natural gas futures prices at year-end. At year-end 2001, the deferred loss was offset by in the balance sheet item Liabilities from Price Risk Management Activities for $.6 million with $.3 having settled through Cash for the hedge month of January 2002.

GAS BASIS SWAPS:   The gas factor in the indexing formula for each of the six IPPs designates a particular geographic pricing point for the referenced price of natural gas. NYMEX futures contracts are predicated on the commodity price of gas at the Henry Hub in Louisiana. The term “basis” refers to the price differential between the price of gas at the Henry Hub and the price at some other particular pricing point. The gas component to the indexing formula in each of the IPP contracts encompasses both the commodity price and the basis cost for gas to the particular pricing point identified in the contract.

To more fully hedge the impact that gas prices have on the indexed price, Niagara Mohawk entered into fixed for floating gas basis swap agreements with several counterparties. These contracts fix the basis cost of gas between the Henry Hub and each of the pricing points stated in the IPP swaps. This hedging was undertaken for the period of October 2000 through August 2001. The quantities hedged were the same quantities as determined for the NYMEX futures contracts used to hedge the commodity. Niagara Mohawk has not continued this hedging program beyond August 2001. At December 31, 2001 Niagara Mohawk has no open contracts versus a deferred gain of $2.5 million at year-end 2000.

OIL COMMODITY SWAP:   The floating payment Niagara Mohawk makes on the Albany swap contract is indexed to the price of either natural gas or oil. Niagara Mohawk has the option of selecting which fuel is used in the calculation. Increases in gas and oil could adversely impact the cash flows of this contract. In order to mitigate the risk of exposure to the increased fuel cost, Niagara Mohawk chose to enter a fixed for floating swap on the price of oil for quantities that would offset the rise in the price of oil used in the Albany swap formula. If gas prices exceed oil prices, payments are based on oil prices, for which Niagara Mohawk has a hedge. If oil prices exceed gas prices, the swap payments will be based on gas prices.

Under the Oil Commodity swap, Niagara Mohawk pays a fixed price for a set quantity of oil in specific months between January and August 2001. The counterparty pays a market price for oil that is highly correlated with the oil price referenced in the Albany swap contract. Price movements in the oil swap are expected to correlate with changes in the cost of oil used in the Albany swap. The results should substantially offset the effects that oil price changes have on the indexed contract price. Niagara Mohawk has not continued this hedging program beyond August 2001. At December 31, 2001 Niagara Mohawk has no open contracts versus a deferred loss of $2.7 million at year-end 2000.

DERIVATIVE INSTRUMENTS - CASH FLOW HEDGES

The derivative financial instruments held by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk has an Exposure Management Committee (“EMC”) to monitor and control efforts to manage risks. The EMC oversees the Financial Risk Management Policy (the “Policy”) that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure in terms and volumes consistent with its core business.

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk to price risk for those commodities. During 2000 and continuing into 2001, Niagara Mohawk took steps to mitigate these risks through the purchase of NYMEX gas futures and by entering into fixed for floating electric swaps. The following hedges meet the qualifications for hedge accounting under SFAS No. 133 and are accounted for as such. The fair value of the instruments represents as asset or liability with deferred gains or losses recorded in Other Comprehensive Income, net of applicable deferred taxes.

GAS FUTURES - GAS SUPPLY:   For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. Niagara Mohawk uses NYMEX gas futures as hedges to effectively and prudently manage those costs.

The item to be hedged, purchased natural gas, exposes Niagara Mohawk’s customers to commodity price volatility. The anticipated transactions being hedged are the purchases of natural gas for resale to customers, primarily for the winter heating season of November through March, but the hedging program does cover other months as well. The current contracts expire in March 2002, however, in the first quarter of 2002, Niagara Mohawk plans to begin hedging the remainder of 2002 and the winter season of 2002-2003.

At December 31, 2001, Niagara Mohawk recorded a deferred loss on these instruments of $8.9 million versus a deferred gain of $13.0 million at year-end 2000. The variance from the prior year is due to significantly lower natural gas futures prices at year-end. At year end 2001, the deferred loss was offset by in the balance sheet item “Liabilities from Price Risk Management Activities” for $5.5 million with $3.4 having settled through “Cash” for the hedge month of January 2002.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchase of natural gas in the months hedged. Through December 31, 2001, Niagara Mohawk has recorded a increase of $7.5 million to “Gas Purchased” from the settlement of these cash flow hedges representing approximately 12.4 million Dth. This loss was offset by a corresponding decrease in the cost of a comparable amount of gas. The deferred loss at year end is recorded in “Accumulated other comprehensive income,” net of applicable deferred taxes. Since none of the open contracts extend beyond March 31, 2002, the net settlement gains or losses from these open contracts will be reclassified to earnings within the next twelve months. There were no gains or losses recorded during the year from the discontinuance of gas futures cash flow hedges.

ELECTRICITY SWAPS:   During several months of 2001, Niagara Mohawk projected that it would be in a short position for electricity needed to supply customers. For those months, electricity was purchased through the NYISO at market prices. In order to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this shortage through fixed for floating swaps on electricity.

Niagara Mohawk paid fixed rates and the counterparty paid the NYISO market rate for contractually set quantities of on-peak and off-peak power through July 2001. Since Niagara Mohawk is purchasing power through the NYISO in those same quantities and for the same periods, these swaps will be highly effective in achieving offsetting cash flows. All of the electric swap contracts expired by July 31, 2001 and none remain open at year-end. Niagara Mohawk plans to use electric swaps as necessary in the future when projections show a short position in electricity. Niagara Mohawk has not continued this hedging program beyond July 2001. At December 31, 2001 Niagara Mohawk has no open contracts versus a deferred gain of $4.4 million at year-end 2000.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchase of electricity in the months hedged. Through December 31, 2001, Niagara Mohawk has recorded a decrease of $5.9 million to “Electricity Purchased” from the settlement of these cash flow hedges representing approximately 1.3 million MWh. This gain was offset by a corresponding increase in the cost of a comparable amount of electricity. Because there were no open contracts at year end there are no net deferred gains or losses at December 31, 2001, if there had been they would be recorded in “Accumulated other comprehensive income,” net of applicable deferred taxes. There were no gains or losses recorded during the year from the discontinuance of electricity swap cash flow hedges.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

In 2000, Niagara Mohawk’s investments in debt and equity securities consisted primarily of trust funds for decommissioning of its nuclear stations and a trust fund for certain pension benefits. With the sale of the nuclear facilities on November 7, 2001 and transfer of all decommissioning funds to the new owners, the only instruments remaining at year-end are the trust funds for the pension benefits. Niagara Mohawk has classified all investments in debt and equity securities as available for sale and have recorded all such investments at their fair market value at December 31, 2001.

In anticipation of the sale of the nuclear assets, and to reduce the risk of a detrimental market shift affecting the funds, Niagara Mohawk converted all decommissioning assets to high grade, short-term commercial paper in late 1999. The instruments purchased had specified coupon rates and maturity dates of generally one to four months. Remaining cash was invested in an overnight, short-term investment fund. These actions tended to increase the sales activity for 1999 with lesser sales activity in 2000 and 2001. The proceeds from the sale of investments were $ 33.0 million, $177.7 million, and $463.9 million in 2001, 2000 and 1999, respectively. The decrease is due to the change in fund composition and ultimate sale of the nuclear decommissioning trust fund.

The recorded fair values and cost basis of Niagara Mohawk’s investments in debt and equity securities is as follows:

                                                  (In thousands of dollars)
At December 31,                     2001                                     2000
                               Gross Unrealized    Fair                 Gross Unrealized   Fair
Security Type         Cost      Gain     (Loss)    Value       Cost      Gain     (Loss)   Value
--------------------------------------------------------------------------------------------------
Commercial Paper    $     -   $   -    $     -    $     -    $375,228   $1,982    $   -   $377,210
Tax Exempt
   Obligations            -       -          -          -       8,588      308      (19)     8,877
Corporate
   Obligations       42,165      31     (1,249)    40,947      52,103       90     (108)    52,085
Other                 3,353       -          -      3,353      15,233        -        -     15,233
                    ------------------------------------------------------------------------------
                    $45,518   $  31    $(1,249)   $44,300    $451,152   $2,380    $(127)  $453,405
                    ==============================================================================

Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:

(In thousands of dollars)
Year ended December 31,    2001    2000      1999
----------------------------------------------------

Realized gains            $258    $1,993    $26,609
Realized losses            115        26     15,140

The instruments open at December 31, 2001 in the trust fund for certain pension benefits are all equity type securities and do not have contractual maturity dates.

NOTE 10.   STOCK BASED COMPENSATION

Under Holdings’ stock compensation plans, stock units and stock appreciation rights (“SARs”) were granted to officers, key employees and directors. In addition, Holdings’ plans allowed for the grant of stock options to officers. The table below sets forth the activity under Holdings’ stock compensation plans for the years 1999 through 2001. On March 18, 1999, Niagara Mohawk’s common stock was exchanged for Holdings’ common stock and the SARs, the stock units and the options were likewise exchanged. See Note 1. On January 31, 2002, the acquisition of Holdings by National Grid was completed. See Note 2.

                                                                     Options
                                                                     Wtd. Avg.
                                                                     Exercise
                                        SARs      Units     Options    Price
------------------------------------------------------------------------------
Outstanding at December 31, 1998    2,739,700    933,439   286,583    17.87
Granted                               253,200    148,531         -
Exercised                              (5,500)  (173,991)        -
Forfeited                            (134,838)   (42,985)  (39,208)   18.56
                                   ------------------------------------------
Outstanding at December 31, 1999    2,852,562    864,994   247,375    17.76
Granted                               574,500    647,049         -
Exercised                             (44,700)  (478,470)        -
Forfeited                             (29,500)   (29,097)  (54,000)   17.94
                                   ------------------------------------------
Outstanding at December 31, 2000    3,352,862  1,004,476   193,375    17.71
Granted                                     -    662,281         -
Exercised                            (190,611)  (336,423)        -
Forfeited                              (5,347)   (21,337)        -        -
                                   ------------------------------------------
Outstanding at December 31, 2001    3,156,904  1,308,997   193,375    17.50
                                   ==========================================

Stock units are payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon Holdings’ stock price for a defined period. SARs become exercisable, as determined at the grant date and are payable in cash based upon the increase in Holdings’ stock price from a specified level. As such, for these awards, compensation expense is recognized based upon the value of Holdings’ stock price over the vesting period of the award. Options granted over the period 1992 to 1995 are currently exercisable with expirations ten years from the grant date. The majority of these options are considered to be antidilutive for EPS calculations. Included in Niagara Mohawk’s results of operations for the years ending 2001, 2000 and 1999, is approximately $11.6 million, $11.0 million and $1.4 million, respectively, related to these plans.

Upon the closing of the merger, each stock option outstanding shall be cancelled and shall only entitle the holder to receive an amount in cash. Based on the number of stock options outstanding at December 31, 2001, Niagara Mohawk would have to record approximately $0.5 million in compensation expense at the time of the closing of the merger.

Niagara Mohawk’s SARs and Units provide for the acceleration of the vesting period upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the company. Niagara Mohawk estimates that it will have to record approximately $10.6 million in compensation expense for these awards upon the consummation of the merger. See Note 2 for further information regarding the merger.

The following table provides certain information with respect to stock options outstanding and exercisable at December 31, 2001:

                  Stock Options    Wtd. Avg.    Wtd. Avg.
Range of           Outstanding     Exercise     Remaining
Exercise Prices  and Exercisable     Price   Contractual Life
-------------------------------------------------------------

$10 - $15           61,125           14.63      3 years
$15 - $20          132,250           18.83      2 years
-------------------------------------------------------------
$10 - $20          193,375           17.50      3 years
=============================================================

As permitted by SFAS No. 123 - “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Holdings’ has elected to follow Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its employee stock options. Since stock units and SARs are payable in cash, the accounting under APB No. 25 and SFAS No. 123 is the same. Therefore, the pro forma disclosure of information regarding net income, as required by SFAS No. 123, relates only to Holdings’ outstanding stock options, the effect of which is immaterial to the financial statements for the years ended 2001, 2000 and 1999.

NOTE 11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income (loss), income (loss) before extraordinary item and net income (loss) by quarters from 2001, 2000 and 1999, respectively, are shown in the following table. Niagara Mohawk, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the regulated utility business, the annual amounts are not generated evenly by quarter during the year. Niagara Mohawk’s quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak in the winter.

NIAGARA MOHAWK POWER CORPORATION

                        In thousands of dollars
                                                   Income (Loss)     Net
                          Operating   Operating    Before Extra-    Income
Quarter Ended             Revenues   Income (Loss) ordinary Item    (Loss)
---------------------------------------------------------------------------
December 31,     2001    $  987,588    $115,107     $  2,163      $  2,163
                 2000       975,315      39,696      (43,706)      (43,706)
                 1999       933,562      95,797      (10,808)      (10,811)

September 30,    2001    $1,009,946    $ 18,779     $ 14,351      $ 14,351
                 2000       909,537     128,772       13,247        13,247
                 1999       927,296      99,006      (10,389)      (23,443)

June 30,         2001    $  946,151    $ 74,796     $(22,242)     $(22,242)
                 2000       907,204      77,532      (11,777)      (12,686)
                 1999       870,461      82,464      (16,193)      (27,663)

March 31,        2001    $1,179,706    $156,707     $ 35,249      $ 35,249
                 2000     1,073,893     185,100       20,833        20,833
                 1999     1,096,021     254,284       59,856        59,856

The third quarter of 2001 includes a non-cash write-off of $123 million to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets and previously deferred investment tax credits related to the nuclear assets of $79.7 million. In the fourth quarter of 2000, Niagara Mohawk expensed $10.2 million for adjustments based on the regulatory review of the deferred costs related to the sale of the generation assets in 1999 and 2000. In the third quarter of 2000, Niagara Mohawk recorded earnings of $19.4 million of insurance proceeds and disaster relief associated with the January 1998 ice storm restoration effort.

NOTE 12.   SUBSEQUENT EVENT (UNAUDITED)

On February 27, 2002, Niagara Mohawk commenced cash tender offers for any and all of the outstanding shares of the following series of its cumulative preferred stock at the purchase prices indicated below:

Fixed/Adjustable Rate Series D, at the purchase price of $53.76 per share;
3.40% Series, at the purchase price of $63.43 per share;
3.60% Series, at the purchase price of $67.16 per share;
3.90% Series, at the purchase price of $72.76 per share;
4.10% Series, at the purchase price of $76.49 per share;
4.85% Series, at the purchase price of $90.49 per share;
5.25% Series, at the purchase price of $93.58 per share.

The offer for any one series of preferred stock is not conditioned upon any minimum number of preferred shares of a series being tendered and is independent of the offer for any other series.

The offers will expire on March 27, 2002, unless extended or terminated by Niagara Mohawk. Payment for tendered securities will occur promptly after the expiration date.

ELECTRIC STATISTICS

                                              2001       2000         1999
----------------------------------------------------------------------------
                                                   (millions of KWh)
Electric sales:
 Residential                                 9,835       9,840       10,227
 Commercial                                  9,896      10,051       11,838
 Industrial                                  5,416       5,934        6,985
 Industrial-Special                          4,653       4,285        4,506
 Other                                         155         167          200
 Distribution of energy (delivery only)      3,908       4,012        1,334
 Other electric systems                      6,068       2,017        1,666
                                        ------------------------------------
   Total electric sales                     39,931      36,306       36,756
                                        ====================================

                                               (thousands of dollars)
Electric revenues:
 Residential                            $1,211,354  $1,187,151   $1,250,295
 Commercial                              1,061,871   1,033,783    1,192,390
 Industrial                                448,277     453,430      485,009
 Industrial-Special                         65,393      62,805       65,178
 Other                                      31,189      39,765       50,294
 Other electric systems                    230,960     112,970       47,851
 Distribution of energy                    176,896     179,821       56,068
 Transmission of energy                    128,560     117,269      100,455
 Miscellaneous                              47,390      20,453          217
                                        ------------------------------------
   Total electric revenue                3,401,890   3,207,447    3,247,757
                                        ====================================
   Electric customers (average)          1,524,162   1,532,140    1,550,225
                                        ====================================

GAS STATISTICS

                                     2001         2000         1999
---------------------------------------------------------------------
                                           (thousands of Dth)
Gas sales:
 Residential                        48,896       54,299       51,624
 Commercial                         14,791       16,193       16,505
 Industrial                            394          493          453
                                  -----------------------------------
   Total sales                      64,081       70,985       68,582
 Other gas systems                      12           13           10
 Spot market                             -          592        1,834
 Transportation of customer -
  owned gas                        125,773      140,127      137,240
                                  -----------------------------------
   Total gas delivered             189,866      211,717      207,666
                                  ===================================
                                        (thousands of dollars)
Gas revenues:
 Residential                      $491,713     $457,929     $390,208
 Commercial                        141,931      126,853      107,669
 Industrial                          3,166        3,037        2,340
 Other gas systems                      84          105           57
 Spot market                             -        1,604        4,277
 Transportation of customer -
  owned gas                         58,924       62,350       58,032
 Miscellaneous                      25,683        6,624       17,000
                                  -----------------------------------
   Total gas revenues              721,501      658,502      579,583
                                  ===================================
Gas customers (average)            548,007      544,070      541,956
                                  ===================================

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Niagara Mohawk has nothing to report for this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Presently, the Board of Directors consists of five directors. The names of the directors of Niagara Mohawk, their ages, and a brief account of their business experience during the past five years appear below. Directors are elected to hold office until the next annual meeting of shareholders or special meeting in lieu thereof or until their respective successors are elected and have qualified.

WILLIAM F. EDWARDS

•	President of Niagara Mohawk
•	Director since 2002

Mr. Edwards, age 45, was elected President of Niagara Mohawk, effective January 31, 2002. Prior to that, he served as Senior Vice President and Chief Financial Officer from 1997 through 2002 and was Vice President of Financial Planning from 1995 through 1997. He served as Senior Vice President and Chief Financial Officer of Niagara Mohawk Holdings, Inc. from 1999-2002 and Director of NM Properties, Inc., a wholly-owned subsidiary of the Company.

MICHAEL E. JESANIS

•	Executive Vice President and Chief Operating Officer of National Grid USA
•	Director since 2002

Mr. Jesanis, age 45, has been Executive Vice President and Chief Operating Officer of National Grid USA since 2000. Previously, he served as Senior Vice President and Chief Financial Officer of New England Electric System from 1998 through 2000 and was Vice President from 1997 to 1998 and Treasurer from 1992 through 1998. Director of Niagara Mohawk Holdings, Inc., now a wholly-owned subsidiary of National Grid USA, Opinac North America, Inc. (“Opinac NA”), and Niagara Mohawk Energy, Inc. (“NM Energy”). Opinac NA is a wholly-owned subsidiary of the Niagara Mohawk Holdings, Inc. and holds 100 percent of NM Energy, and through its subsidiary, Opinac Energy Corporation, a 50 percent interest in Canadian Niagara Power Company, Limited.

CLEMENT E. NADEAU

•	Senior Vice President of Niagara Mohawk
•	Director since 2002

Mr. Nadeau, age 50, was elected Senior Vice President of Niagara Mohawk, effective January 31, 2002. Prior to that, he served as Vice President-Electric Delivery from 1998 through 2002. Previously, he was Vice President-Marketing and Planning from 1996 through 1998.

KWONG O. NUEY, JR.

•	Vice President and Chief Information Officer of National Grid USA Service Company
•	Director since 2002

Mr. Nuey, age 53, was elected Vice President and Chief Information Officer of National Grid USA Service Company, effective January 31, 2002. Previously, he was the Vice President and Controller of National Grid USA Service Company from 2000 through 2002 and the Vice President and Director of Retail Information Services from 1997 through 2000.

ANTHONY C. PINI

•	Senior Vice President of Niagara Mohawk
•	Director since 2002

Mr. Pini, age 49, was elected Senior Vice President of Niagara Mohawk, effective January 31, 2002. Previously, he was President of NEES Communications, Inc. from 1997 through 2002 and Vice President and Director of Retail Customer Service of National Grid USA subsidiaries from 1993 through 1997.

The information regarding executive officers appears at the end of Part I of this Form 10-K Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The rules of the SEC require that Niagara Mohawk disclose late filings of reports of ownership and changes in ownership of the Company’s equity securities by its directors, executive officers and any other person subject to Section 16 of the Securities and Exchange Act of 1934. To the best of the Niagara Mohawk’s knowledge, there were no late filings during 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows, for the last three fiscal years, cash and other compensation paid to the Chairman of the Board and Chief Executive Officer and to each of the other four most highly compensated executive officers of Niagara Mohawk for fiscal year ended December 31, 2001. In addition to the four most highly compensated executives, disclosure has been provided for John H. Mueller, as disclosure for Mr. Mueller would have been included had his employment not terminated effective December 14, 2001.

SUMMARY COMPENSATION TABLE

Fiscal Years 2001, 2000 and 1999

                                   Annual Compensation         Long-Term Compensation
                              -----------------------------   -----------------------
                                                                       Awards
                                                              -----------------------
                                                   Other      Restricted   Securities
                                                  Annual        Stock      Underlying   All Other
Name and Principal             Salary    Bonus Compensation    Award(s)     Options/   Compensation
Position               Year    ($)(A)     ($)     ($)(B)        ($)(C)       SAR(#)      ($)(D)
                       ----   ---------------------------------------------------------------------
W. E. Davis            2001   819,985   696,216    4,924      1,309,800          0     1,543,647
Chairman and CEO       2000   754,654   592,078      321      1,591,750     90,000        43,878
                       1999   652,993    78,580        0              0          0        39,003
---------------------  ----   -------   -------    -----      ---------     ------     ---------
D. D. Kerr             2001   499,991   365,019    4,955        725,700          0     3,044,838
President and COO      2000   428,881   164,596      250        830,563     40,000        15,573
                       1999   345,001    44,190        0              0          0        12,317
---------------------  ----   -------   -------    -----      ---------     ------     ---------
W. F. Edwards          2001   379,994   222,716    4,785        354,000          0       600,267
Senior Vice President  2000   331,663   142,816        0        425,938     25,000        80,699
                       1999   269,667    38,060        0              0          0        25,646
---------------------  ----   -------   -------    -----      ---------     ------     ---------
D. J. Arrington        2001   359,993   231,375    5,032        354,000          0     3,957,730
Senior Vice President  2000   319,997   131,144      456        425,938     25,000        12,085
                       1999   269,667    42,390        0              0          0         9,878
---------------------  ----   ------- ---------    -----      ---------     ------     ---------
T. H. Baron            2001   278,297   138,752    4,785        354,000          0       968,742
Senior Vice President  2000   265,001    72,149      111        425,938     25,000        23,459
                       1999   236,001    28,425        0              0          0         9,196
---------------------  ----   ------- ---------    -----      ---------     ------     ---------
J. H. Mueller          2001   329,514   178,480    4,785              0          0     1,355,935
Senior Vice President  2000   332,001   201,664      111        425,938     25,000        12,696
                       1999   309,001    20,040        0              0          0         9,961
---------------------  ----   ------- ---------    -----      ---------     ------     ---------
(A)	Includes all employee contributions to the Employees’ Savings Fund Plan.
(B)	Other Annual Compensation in 2001 for named executives represents amount reimbursed for taxes associated with financial planning services. For Messrs. Davis and Arrington and Ms. Kerr, included are amounts reimbursed for taxes associated with security systems and for Mr. Arrington, amounts reimbursed for taxes associated with spouse travel.

Other Annual Compensation in 2000 represent amounts not previously reported in error for reimbursement of taxes associated with security systems for Messrs. Davis, Arrington and Ms. Kerr and for spouse travel for Messrs. Davis, Arrington, Baron, and Mueller.

(C)	In 1999, no stock units were granted to the above named executive officers from the Long Term Incentive Plan (“LTIP”).
In 2000, the Board of Directors approved two distinct grants in accordance with the LTIP. The first grant was made in January for the four-year period 2000 through 2003 which consisted of 71,000 stock units to the above named executive officers. The value of these stock units was calculated by multiplying the number of stock units granted in January by the closing price of Holdings’ common stock on the date of the grant which was $12.625. The second grant was made in December for the four year period 2001 through 2004 which consisted of 195,000 stock units. Both grants of stock units vested upon the change in control of Holdings. The value of these stock units was calculated by multiplying the number of stock units granted in December by the closing price of Holdings’ common stock on the date of the grant which was $16.5625.

In December 2001, the Board of Directors approved a grant in accordance with the LTIP for the four year period 2002 through 2005 consisting of 175,000 stock units to the above named executive officers. Of these stock units, 25 percent vested and became payable upon the completion of the merger in 2002. The balance of the stock units were forfeited in accordance with the vesting schedule for this grant. The value of these stock units was calculated by multiplying the number of stock units granted by the closing price of Holdings’ common stock on the date of the grant which was $17.70.

As of the end of the 2001 fiscal year, based on a closing market price of $17.73, for grants made from the LTIP, Mr. Davis held 205,000 stock units having a market value of $3,634,650; Ms. Kerr held 102,000 stock units having a market value of $1,808,460; Mr. Edwards held 54,000 stock units having a market value of $957,420; Mr. Arrington held 54,000 stock units having a market value of $957,420; Mr. Baron held 53,000 stock units having a market value of $939,690 and Mr. Mueller held 34,000 stock units having a market value of $602,820.

(D)	Included in All Other Compensation for 2001 are partial payments of benefits accrued under the Niagara Mohawk Supplemental Executive Retirement Plan (“SERP”) which were accelerated at the request of the acquirer to minimize possible taxes associated with the merger transaction: Mr. Davis ($1,500,000), Ms. Kerr ($3,000,000), Mr. Edwards ($200,000), Mr. Arrington ($3,600,000) and Mr. Baron ($900,000). All Other Compensation for 2001 also includes: employer contributions to the Company’s Employees’ Savings Fund Plan: Mr. Davis ($5,100), Ms. Kerr ($5,100), Mr. Edwards ($5,100), Mr. Arrington ($5,100), Mr. Baron ($5,100), and Mr. Mueller ($5,100). Taxable portion of life insurance premiums: Mr. Davis ($6,048), Ms. Kerr ($3,289), Mr. Edwards ($1,522), Mr. Arrington ($4,292), Mr. Baron ($1,877) and Mr. Mueller ($2,398). Employer contributions to the Company’s Excess Benefit Plan: Mr. Davis ($19,499), Ms. Kerr ($9,899), Mr. Edwards ($6,299), Mr. Arrington ($5,699), Mr. Baron ($3,249), and Mr. Mueller ($4,785). Directors’ fees received from Canadian Niagara Power Corporation: Mr. Davis ($13,000). Payments of awards granted under the CEO Special Award Plan: Ms. Kerr ($26,550), Mr. Edwards ($387,346), Mr. Arrington ($342,639), Mr. Baron ($58,516) and Mr. Mueller ($134,123). Payment of contingent stock units granted under the LTIP: Mr. Mueller ($116,240). Severance benefits payable under the employment agreement with Niagara Mohawk: Mr. Mueller ($1,093,290).

In 2001 no Stock Appreciation Rights (“SARs”) or Stock Options were granted to the above-named officers.

The following table summarizes exercises of options by the Chairman of the Board and Chief Executive Officer, Mr. William E. Davis, and the other named executive officers, the number of unexercised SARs and options held by them and the spread (the difference between the current market price of the stock and the exercise price of the SAR or option, to the extent that market price at the end of the year exceeds exercise price) on those unexercised SARs or options for fiscal year ended December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR Values

                                        Number of Securities
                                       Underlying Unexercised       Value of Unexercised
                                       Options/SARS at Fiscal      Options/SARS at Fiscal
                 Options/                   Year-End (#)              Year-End ($)(A)
                   SARs      Value   --------------------------  --------------------------
                Exercised  Realized
Name                (#)       ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
--------------- ---------  --------  -----------  -------------  -----------  -------------
W. E. Davis          0         0       470,125       290,000      3,297,500      853,800
D. D. Kerr           0         0       107,000       120,000        750,705      358,400
W. F. Edwards        0         0        38,400        90,000        284,282      259,550
D. J. Arrington      0         0        52,000        90,000        291,740      259,550
T. H. Baron          0         0        29,900        80,000        189,717      235,850
J. H. Mueller        0         0        39,000        90,000        266,370      259,550
--------------- ---------  --------  -----------  -------------  -----------  -------------
(A)	Calculated based on the closing market price of Holdings’ common stock on December 31, 2001 ($17.73).

Retirement Benefits and Employment Agreements

Niagara Mohawk Pension Plan

The Niagara Mohawk Pension Plan (“Basic Plan”) is a noncontributory, tax-qualified defined benefit plan and provides all employees of Niagara Mohawk with a minimum retirement benefit. This retirement benefit is related to compensation--that is, base salary or pay--subject to the maximum annual limits noted in the Retirement Benefits Table.

The participant’s Basic Plan retirement benefit is based on one of two formulas depending on age and years of service on July 1, 1998:

•	the cash balance formula; or
•	the highest five-year average compensation.

Effective July 1, 1998, the Basic Plan was amended to include a cash balance formula. Under a cash balance formula, a participant’s retirement benefit grows with pay credits (4% - 8% x salary) plus interest credits on a monthly basis. A non-represented (management) employee who was at least 45 years of age and has 10 years of service on July 1, 1998 or has at least 5 years of service and 50 points (age plus service) as of December 31, 1998 will receive the higher of the two formulas--the cash balance formula or the highest consecutive five-year compensation. All other non-represented employees’ Basic Plan benefit will be based on the cash balance formula only. Directors who are not employees are not eligible to participate in the Basic Plan.

Supplemental Executive Retirement Plan

The SERP is a noncontributory, nonqualified defined benefit plan that provides additional retirement benefits to officers of the Company who have obtained age 55 and who have 20 or more years of employment. The Committee may grant exceptions to the age and service requirements.

The SERP provides a benefit equal to the greater of:

(i)	60 percent of base salary averaged over the final 36 months of employment, reduced by benefits payable under the Basic Plan; retirement benefits accrued during previous employment and one-half of the maximum Social Security benefit to which the participant may be entitled at the time of retirement, or benefits payable under the Basic Plan without regard to the annual benefit limitations imposed by the Internal Revenue Code.

Provided certain established criteria are met, participants in the SERP may elect to receive their benefit in a lump sum payment. However, if plan participants cease to be employed by the Company or by National Grid after the effective date of the closing of the merger transaction with National Grid due to the participants involuntary termination or voluntary termination with “good reason,” the SERP benefit will be paid in the form of a lump sum.

The following table shows the maximum retirement benefit (adjusted for Social Security) an officer can earn in aggregate under both the Basic Plan and the SERP.

Annual Retirement Allowance

3-Year Average                        Years of Service
Annual Salary  --------------------------------------------------------------
                  10*      15*        20          25          30         35
  $150,000     $20,970   $33,705   $ 75,000   $ 75,000    $ 75,000   $ 75,000
   250,000      23,000    36,960    135,000    135,000     135,000    135,000
   350,000      23,000    36,960    195,000    195,000     195,000    195,000
   450,000      23,000    36,960    255,000    255,000     255,000    255,000
   550,000      23,000    36,960    315,000    315,000     315,000    315,000
   650,000      23,000    36,960    375,000    375,000     375,000    375,000
   750,000      23,000    36,960    435,000    435,000     435,000    435,000
   850,000      23,000    36,960    495,000    495,000     495,000    495,000

*   Basic Plan benefit only

The benefit calculations assume the officer has selected a straight life annuity and retired on December 31, 2001 at age 65. Annual compensation limits ($160,000 for 1999 and $170,000 for 2000 and 2001) under a tax-qualified plan will reduce the benefit amount collectible under the Basic Plan for some highly compensated officers.

As of December 31, 2001, the persons named in the Summary Compensation Table had the following estimated credited years of benefit service for purposes of the pension program:

Mr. Davis	12 years
Ms. Kerr	29 years
Mr. Mueller	6 years
Mr. Edwards	23 years
Mr. Arrington	11 years
Mr. Baron	35 years

Effective January 31, 2002, the benefits that participants have accrued in the Niagara Mohawk SERP Plan were frozen. No future benefits will be accrued for participants after this date and all active participants are vested in the plan.

Employment Agreements

Niagara Mohawk entered into employment agreements with Messrs. Arrington, Baron, Davis, Edwards, Mueller and Ms. Kerr. Messrs. Arrington, Baron, Davis and Mueller have received the change of control payments under the employment agreements on the terms outlined for Mr. Edwards below. Ms. Kerr’s employment agreement was terminated and replaced with an agreement with National Grid USA. Mr. Davis also has an agreement with National Grid USA. Mr. Edwards’ agreement will remain in effect for 36 months after January 31, 2002 (completion date of the merger between National Grid and Holdings). If Mr. Edwards’ employment is terminated by Niagara Mohawk without cause or by Mr. Edwards for good reason within 36 months after the completion of the merger, Mr. Edwards will be entitled to a lump sum severance benefit equal to four times his base salary. Mr. Edwards will also be entitled to employee benefit plan coverage for medical, prescription drug, dental and hospitalization benefits and life insurance for the remainder of his life with all related premiums paid by Niagara Mohawk, and coverage under other employee benefit plans will continue for four years. In the event that the payments to Mr. Edwards upon termination of employment would subject Mr. Edwards to the excise tax on excess parachute payments under the Internal Revenue Code, Niagara Mohawk will reimburse him for such excise tax (and the income tax and excise tax on such reimbursement). In the event of a dispute over Mr. Edwards’ rights under the agreement, Niagara Mohawk will pay Mr. Edwards’ reasonable legal fees with respect to the dispute unless Mr. Edwards’ claims are found to be frivolous.

The employment agreement also provides that Mr. Edwards’ benefits under the SERP will be based on Mr. Edwards’ salary, annual incentive awards and awards under the 1995 Stock Incentive Plan, as applicable. Further, if Mr. Edwards’ employment is terminated by Niagara Mohawk without cause at any time, or by Mr. Edwards for good reason, the agreement provides that Mr. Edwards will be deemed fully vested under the SERP without reduction for early commencement.

As used in the employment agreements, “good reason” generally means a materially adverse change in duties, reduction in salary or benefits or relocation by more than 50 miles, all as determined by the executive in good faith.

As used in the employment agreements, termination for “cause” generally arises upon willful failure to perform duties, commitment of a felony, gross neglect or willful misconduct resulting in material economic loss to Niagara Mohawk or breach of certain confidentiality and non-compete provisions. “Cause” must be determined by a vote of three-fourths of the Board of Directors after a meeting at which the executive and his or her legal counsel are entitled to be heard.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

National Grid USA owns 100 percent of the voting securities of Niagara Mohawk Power Corporation. As of January 31, 2002, there were no outstanding shares of common stock due to the completion of the merger with National Grid Group plc. All the shares of the Company’s common stock outstanding were exchanged for National Grid shares in the form of American Depositary Shares, which are listed on the New York Stock Exchange, and/or cash.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Certain documents filed as part of the Form 10-K
(1)	INDEX OF FINANCIAL STATEMENTS
•	Report of Independent Accountants
•	Niagara Mohawk Power Corporation Consolidated Statements of Income and Retained Earnings for each of the three years in the period ended December 31, 2001
•	Niagara Mohawk Power Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2001
•	Niagara Mohawk Power Corporation Consolidated Balance Sheets at December 31, 2001 and 2000
•	Niagara Mohawk Power Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
•	Notes to Consolidated Financial Statements
(2)	The following financial statement schedules of Niagara Mohawk for the years ended December 31, 2001, 2000 and 1999 are included:
•	Report of Independent Accountants on Financial Statement Schedules
•	Consolidated Financial Statement Schedules:
II--Valuation and Qualifying Accounts and Reserves -Niagara Mohawk
The Financial Statement Schedules above should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data).
Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(3)	List of Exhibits:
See Exhibit Index.
(b)	Reports on Form 8-K
Niagara Mohawk Power Corporation
Form 8-K Reporting Date - November 7, 2001
Items reported:
(1)	Item 2. Disposition of Nuclear Assets Registrant disposed of its nuclear assets.
(2)	Item 5. Other Events Registrant filed a press release relating to the sale of its nuclear generation assets.
(3)	Item 7. Financial Statements Registrant provided unaudited pro forma financial information on the sale of its nuclear assets.
Form 8-K Reporting Date - November 28, 2001
Items reported:
(1)	Item 5. Other Events Registrant filed press release regarding New York State Public Service Commission approval of the Niagara Mohawk - National Grid merger proposal.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - December 21, 2001
Items reported:
(1)	Item 5. Other Events
Registrant filed press release regarding the National Grid announcement that it will within a year of closing of the acquisition of Holdings, have Niagara Mohawk make offers to purchase all of its outstanding preferred stock.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - January 17, 2002
Items reported:
(1)	Item 5. Other Events The SEC approved the merger between National Grid and Holdings on January 16, 2002.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - January 31, 2002
Items reported:
(1)	Item 5. Other Events On January 31, 2002, the merger with National Grid and Holdings was completed.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - February 5, 2002
Items reported:
(1)	Item 5. Other Events On February 5, 2002, Niagara Mohawk announced redemption of six series of preferred stock.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - February 21, 2002
Items reported:
(1)	Item 5. Other Events On February 21, 2002, Niagara Mohawk filed certain financial information including financial statements for the year ended December 31, 2001.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
(3)	Item 8. Change of Fiscal Year
Niagara Mohawk will change its fiscal year from a calendar year ending December 31 to a fiscal year ending March 31 to align its fiscal year with that of its new parent, National Grid.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated January 23, 2002, except Note 2, as to which the date is January 30, 2002, appearing in this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10- K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Syracuse, New York

January 23, 2002, except for Note 2,
as to which the date is January 30, 2002

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
                                        ----------------------
                            Balance at  Charged to  Charged to               Balance
                            Beginning   Costs and     Other      Deductions   at End
Description                 of Period   Expenses     Accounts       (a)     of Period
-------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts - Deducted from
Accounts Receivable in
the Consolidated
Balance Sheets

   2001                   $59,085       $64,324     $   - (b)    $ 67,401    56,008
   2000                    59,421        56,642         - (b)      56,978    59,085
   1999                    47,863        63,954      1,900(b)      54,296    59,421
(a)	Uncollectible accounts written off net of recoveries.
(b)	Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates. In 1999 the regulatory asset was increased by $1,900 to $27,100 and has remained unchanged in 2000 and 2001 at $27,100.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

  Column A          Column B          Column C           Column D     Column E
                                      Additions
                                ---------------------
                   Balance at  Charged to  Charged to                Balance
                   Beginning   Costs and      Other                   at End
Description        of Period    Expenses    Accounts   Deductions   of Period (c)
---------------------------------------------------------------------------------
Miscellaneous
Valuation Reserves

   2001            $32,380       $194          -        $23,139(d)     9,435
   2000             31,680        700          -              -       32,380
   1999             33,063        546          -          1,929       31,680
(c)	The reserves in 2001 relates to non-rate base properties. In 1999 and 2000, the reserves related to certain materials and supplies inventory, non-rate in 2001 based properties and a write-down against an investment.
(d)	In 2001, Niagara Mohawk eliminated certain valuation reserves, including a materials and supplies inventory reserve as a result of the sale of its nuclear assets in November 2001.

NIAGARA MOHAWK POWER CORPORATION

EXHIBIT INDEX

In the following exhibit list, Holdings refers to Niagara Mohawk Holdings, Inc., Niagara Mohawk refers to Niagara Mohawk Power Corporation and CNYP refers to Central New York Power Corporation, a predecessor company of Niagara Mohawk. Each document referred to below is incorporated by reference to the files of the Commission, unless the reference to the document in the list is preceded by an asterisk. As permitted by Item 10(d) of Regulation S-K, certain exhibits are incorporated herein by reference to periodic reports filed by Niagara Mohawk more than five years ago which have not been disposed of by the Commission pursuant to its Records Control Schedule. As set forth below, each of such periodic reports is located in Commission file number 0-1. Previous filings with the Commission are indicated as follows:

Reference                                               Report Name

A	Niagara Mohawk Registration Statement No. 2-8214
C	Niagara Mohawk Registration Statement No. 2-8634
F	CNYP Registration Statement No. 2-3414
G	CNYP Registration Statement No. 2-5490
V	Niagara Mohawk Registration Statement No. 2-10501
X	Niagara Mohawk Registration Statement No. 2-12443
Z	Niagara Mohawk Registration Statement No. 2-13285
CC	Niagara Mohawk Registration Statement No. 2-16193
DD	Niagara Mohawk Registration Statement No. 2-18995
GG	Niagara Mohawk Registration Statement No. 2-25526
HH	Niagara Mohawk Registration Statement No. 2-26918
II	Niagara Mohawk Registration Statement No. 2-29575
KK	Niagara Mohawk Registration Statement No. 2-38083
00	Niagara Mohawk Registration Statement No. 2-49570
QQ	Niagara Mohawk Registration Statement No. 2-51934
TT	Niagara Mohawk Registration Statement No. 2-54017
VV	Niagara Mohawk Registration Statement No. 2-59500
CCC	Niagara Mohawk Registration Statement No. 2-70860
III	Niagara Mohawk Registration Statement No. 2-90568
OOO	Niagara Mohawk Registration Statement No. 33-32475
PPP	Niagara Mohawk Registration Statement No. 33-38093
QQQ	Niagara Mohawk Registration Statement No. 33-47241
RRR	Niagara Mohawk Registration Statement No. 33-59594
SSS	Niagara Mohawk Registration Statement No. 33-49541
TTT	Niagara Mohawk Registration Statement No. 333-49769
b	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1990
d	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1993
e	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1994
f	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1995
h	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1997
i	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1998
j	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 1999
k	Niagara Mohawk Annual Report on Form 10-K for year ended December 31, 2000
l	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended March 31, 1993, located in Commission file number 0-1
m	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended September 30, 1993, located in Commission file number 0-1
n	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended June 30, 1995
o	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended June 30, 1997
p	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended March 31, 1998
q	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended June 30, 1998
r	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended September 30, 1998
s	Niagara Mohawk Quarterly Report of Form 10-Q for quarter ended March 31, 1999
t	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended June 30, 1999
u	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended June 30, 2000
v	Niagara Mohawk Quarterly Report on Form 10-Q for quarter ended September 30, 2001
w	Niagara Mohawk Current Report on Form 8-K dated July 9, 1997
x	Niagara Mohawk Current Report on Form 8-K dated October 10, 1997
y	Niagara Mohawk Current Report on Form 8-K dated March 18, 1999
z	Niagara Mohawk Current Report on Form 8-K dated November 30, 1999
aa	Niagara Mohawk Current Report on Form 8-K dated May 9, 2000
bb	Niagara Mohawk Current Report on Form 8-K dated September 4, 2000
cc	Niagara Mohawk Current Report on Form 8-K dated September 25, 2001

In accordance with Paragraph 4(iii) of Item 601 (b) of Regulation S-K, Niagara Mohawk agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $804 million senior bank financing that Niagara Mohawk completed with a bank group on June 1, 2000, and subsequently amended. The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of Niagara Mohawk and its subsidiaries.

                                  INCORPORATION BY REFERENCE

                               PREVIOUS           PREVIOUS EXHIBIT
EXHIBIT NO.        FILING                   DESIGNATION                                                                  DESCRIPTION OF INSTRUMENT

   2            TTT            2(a)          Agreement and Plan of Exchange between Niagara Mohawk and Holdings

3(a)(1)          e            3(a)(1)        Certificate of Consolidation of New York Power and Light Corporation,
                                             Buffalo Niagara Electric Corporation and Central New York Power
                                             Corporation, filed in the office of the New York Secretary of State,
                                             January 5, 1950

3(a)(2)          e            3(a)(2)        Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk, filed in the office of the New York Secretary of State,
                                             January 5, 1950

3(a)(3)          e            3(a)(3)        Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk pursuant to Section 36 of the Stock Corporation Law of New York, filed
                                             August 22, 1952, in the office of the New York Secretary of State

3(a)(4)          e            3(a)(4)        Certificate of Niagara Mohawk pursuant to Section 11 of the Stock
                                             Corporation Law of New York filed May 5, 1954 in the office of the New
                                             York Secretary of State

3(a)(5)          e            3(a)(5)        Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk pursuant to Section 36 of the Stock Corporation Law of New York, filed
                                             January 9, 1957 in the office of the New York Secretary of State

3(a)(6)          e            3(a)(6)        Certificate of Niagara Mohawk pursuant to Section 11 of the Stock
                                             Corporation Law of New York, filed May 22, 1957 in the office of the
                                             New York Secretary of State

3(a)(7)          e            3(a)(7)        Certificate of Niagara Mohawk pursuant to Section 11 of the Stock
                                             Corporation Law of New York, filed February 18, 1958 in the office of the New York Secretary of State

3(a)(8)          e            3(a)(8)        Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             5, 1965 in the office of the New York Secretary of State

3(a)(9)          e            3(a)(9)        Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 24, 1967 in the office of the New York Secretary of State

3(a)(10)         e            3(a)(10)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 19, 1968 in the office of the New York Secretary of State

3(a)(11)         e            3(a)(11)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             September 22, 1969 in the office of the New York Secretary of State

3(a)(12)         e            3(a)(12)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             12, 1971 in the office of the New York Secretary of State

3(a)(13)         e            3(a)(13)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 18, 1972 in the office of the New York Secretary of State

3(a)(14)         e            3(a)(14)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed June
                                             26, 1973 in the office of the New York Secretary of State

3(a)(15)         e            3(a)(15)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             9, 1974 in the office of the New York Secretary of State

3(a)(16)         e            3(a)(16)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             March 12, 1975 in the office of the New York Secretary of State

3(a)(17)         e            3(a)(17)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             7, 1975 in the office of the New York Secretary of State

3(a)(18)         e            3(a)(18)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 27, 1975 in the office of the New York Secretary of State

3(a)(19)         e            3(a)(19)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             7, 1976 in the office of the New York Secretary of State

3(a)(20)         e            3(a)(20)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             September 28, 1976 in the office of the New York Secretary of State

3(a)(21)         e            3(a)(21)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             January 27, 1978 in the office of the New York Secretary of State

3(a)(22)         e            3(a)(22)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             8, 1978 in the office of the New York Secretary of State

3(a)(23)         e            3(a)(23)       Certificate of Correction of the Certificate of Amendment filed May
                                             7, 1976 of the Certificate of Incorporation under Section 105 of the Business
                                             Corporation Law of New York, filed July 13, 1978 in the office of the New York
                                             Secretary of State

3(a)(24)         e            3(a)(24)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed July
                                             17, 1978 in the office of the New York Secretary of State

3(a)(25)         e            3(a)(25)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             March 3, 1980 in the office of the New York Secretary of State

3(a)(26)         e            3(a)(26)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             March 31, 1981 in the office of the New York Secretary of State

3(a)(27)         e            3(a)(27)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             March 31, 1981 in the office of the New York Secretary of State

3(a)(28)         e            3(a)(28)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             April 22, 1981 in the office of the New York Secretary of State

3(a)(29)         e            3(a)(29)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             8, 1981 in the office of the New York Secretary of State

3(a)(30)         e            3(a)(30)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             April 26, 1982 in the office of the New York Secretary of State

3(a)(31)         e            3(a)(31)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             January 24, 1983 in the office of the New York Secretary of State

3(a)(32)         e            3(a)(32)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 3, 1983 in the office of the New York Secretary of State

3(a)(33)         e            3(a)(33)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             December 27, 1983 in the office of the New York Secretary of State

3(a)(34)         e            3(a)(34)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             December 27, 1983 in the office of the New York Secretary of State

3(a)(35)         e            3(a)(35)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed June
                                             4, 1984 in the office of the New York Secretary of State

3(a)(36)         e            3(a)(36)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 29, 1984 in the office of the New York Secretary of State

3(a)(37)         e            3(a)(37)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             April 17, 1985 in the office of the New York Secretary of State

3(a)(38)         e            3(a)(38)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             3, 1985 in the office of the New York Secretary of State

3(a)(39)         e            3(a)(39)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             December 24, 1986 in the office of the New York Secretary of State

3(a)(40)         e            3(a)(40)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed June
                                             1, 1987 in the office of the New York Secretary of State

3(a)(41)         e            3(a)(41)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed July
                                             20, 1987 in the office of the New York Secretary of State

3(a)(42)         e            3(a)(42)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             27, 1988 in the office of the New York Secretary of State

3(a)(43)         e            3(a)(43)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             September 27, 1990 in the office of the New York Secretary of State

3(a)(44)         e            3(a)(44)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             October 18, 1991 in the office of the New York Secretary of State

3(a)(45)         e            3(a)(45)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed May
                                             5, 1994 in the office of the New York Secretary of State

3(a)(46)         e            3(a)(46)       Certificate of Amendment of Certificate of Incorporation of Niagara
                                             Mohawk under Section 805 of the Business Corporation Law of New York, filed
                                             August 5, 1994 in the office of the New York Secretary of State

3(a)(47)         q               3           Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk
                                             under Section 805 of the Business Corporation Law of New York, filed June 29,
                                             1998 in the office of the New York Secretary of State

3(a)(48)         s               3           Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk
                                             under Section 805 of the Business Corporation Law of New York, filed March 19,
                                             1999 in the office of the New York Secretary of State

3(a)(49)         z              3.1          Certificate of Amendment of Certificate of Incorporation of Niagara Mohawk
                                             under Section 805 of the Business Corporation Law of New York, filed November
                                             29, 1999 in the office of the New York Secretary of State

3(b)(1)          p              3(i)         By-Laws of Niagara Mohawk, as amended April 23, 1998

4(a)             e              4(b)         Agreement to furnish certain debt instruments

4(b)(1)          F              **           Mortgage Trust Indenture dated as of October 1, 1937 between Niagara
                                             Mohawk (formerly CNYP) and Marine Midland Bank, N.A. (formerly named
                                             The Marine Midland Trust Company of New York), as Trustee

                                             (** Filed October 15, 1937 after effective date of Registration Statement No. 2-3414)

4(b)(2)         VV              2-3          Supplemental Indenture dated as of December 1, 1938, supplemental to
                                             Exhibit 4(1)

4(b)(3)         VV              2-4          Supplemental Indenture dated as of April 15, 1939, supplemental to
                                             Exhibit 4(1)

4(b)(4)         VV              2-5          Supplemental Indenture dated as of July 1, 1940, supplemental to
                                             Exhibit 4(1)

4(b)(5)          G              7-6          Supplemental Indenture dated as of October 1, 1944, supplemental to
                                             Exhibit 4(1)

4(b)(6)         VV              2-8          Supplemental Indenture dated as of June 1, 1945, supplemental to
                                             Exhibit 4(1)

4(b)(7)         VV              2-9          Supplemental Indenture dated as of August 17, 1948, supplemental to
                                             Exhibit 4(1)

4(b)(8)          A              7-9          Supplemental Indenture dated as of December 31, 1949, supplemental to
                                             Exhibit 4(1)

4(b)(9)          A              7-10         Supplemental Indenture dated as of January 1, 1950, supplemental to
                                             Exhibit 4(1)

4(b)(10)         C              7-11         Supplemental Indenture dated as of October 1, 1950, supplemental to
                                             Exhibit 4(1)

4(b)(11)         C              7-12         Supplemental Indenture dated as of October 19, 1950, supplemental to
                                             Exhibit 4(1)

4(b)(12)         V              4-16         Supplemental Indenture dated as of February 20, 1953, supplemental to
                                             Exhibit 4(1)

4(b)(13)         X              4-19         Supplemental Indenture dated as of April 25, 1956, supplemental to
                                             Exhibit 4(1)

4(b)(14)        CC              2-23         Supplemental Indenture dated as of March 15, 1960, supplemental to
                                             Exhibit 4(1)

4(b)(15)        GG              2-27         Supplemental Indenture dated as of October 1, 1966, supplemental to
                                             Exhibit 4(1)

4(b)(16)        HH              4-29          Supplemental Indenture dated as of July 15, 1967, supplemental to
                                             Exhibit 4(1)

4(b)(17)        HH              4-30         Supplemental Indenture dated as of August 1, 1967, supplemental to
                                             Exhibit 4(1)

4(b)(18)        II              2-30         Supplemental Indenture dated as of August 1, 1968, supplemental to
                                             Exhibit 4(1)

4(b)(19)        VV              2-39         Supplemental Indenture dated as of March 15, 1977, supplemental to
                                             Exhibit 4(1)

4(b)(20)       CCC           4(b)(40)        Supplemental Indenture dated as of August 1, 1977, supplemental to
                                             Exhibit 4(1)

4(b)(21)       CCC           4(b)(42)        Supplemental Indenture dated as of March 1, 1978, supplemental to
                                             Exhibit 4(1)

4(b)(22)       CCC           4(b)(46)        Supplemental Indenture dated as of June 15, 1980, supplemental to
                                             Exhibit 4(1)

4(b)(23)       III           4(b)(64)        Supplemental Indenture dated as of November 1, 1985, supplemental to
                                             Exhibit 4(1)

4(b)(24)       OOO           4(b)(73)        Supplemental Indenture dated as of October 1, 1989, supplemental to
                                             Exhibit 4(1)

4(b)(25)       PPP           4(b)(74)        Supplemental Indenture dated as of June 1, 1990, supplemental to
                                             Exhibit 4(1)

4(b)(26)       PPP           4(b)(75)        Supplemental Indenture dated as of November 1, 1990, supplemental to
                                             Exhibit 4(1)

4(b)(27)       QQQ           4(b)(76)        Supplemental Indenture dated as of March 1, 1991, supplemental to
                                             Exhibit 4(1)

4(b)(28)       QQQ           4(b)(77)        Supplemental Indenture dated as of October 1, 1991, supplemental to
                                             Exhibit 4(1)

4(b)(29)       QQQ           4(b)(78)        Supplemental Indenture dated as of April 1, 1992, supplemental to
                                             Exhibit 4(1)

4(b)(30)       RRR           4(b)(79)        Supplemental Indenture dated as of June 1, 1992, supplemental to
                                             Exhibit 4(1)

4(b)(31)       RRR           4(b)(80)        Supplemental Indenture dated as of July 1, 1992, supplemental to
                                             Exhibit 4(1)

4(b)(32)       RRR           4(b)(81)        Supplemental Indenture dated as of August 1, 1992, supplemental to
                                             Exhibit 4(1)

4(b)(33)         l           4(b)(82)        Supplemental Indenture dated as of April 1, 1993, supplemental to
                                             Exhibit 4(1)

4(b)(34)         m           4(b)(83)        Supplemental Indenture dated as of July 1, 1993, supplemental to
                                             Exhibit 4(1)

4(b)(35)         m           4(b)(84)        Supplemental Indenture dated as of September 1, 1993, supplemental to
                                             Exhibit 4(1)

4(b)(36)         j           4(b)(36)        Supplemental Indenture dated as of March 1, 1994, supplemental to
                                             Exhibit 4(1)

4(b)(37)         e            4(86)          Supplemental Indenture dated as of July 1, 1994, supplemental to
                                             Exhibit 4(1)

4(b)(38)         n            4(87)          Supplemental Indenture dated as of May 1, 1995, supplemental to
                                             Exhibit 4(1)

4(b)(39)       SSS           4(a)(39)        Supplemental Indenture dated as of March 20, 1996, supplemental to
                                             Exhibit 4(1)

4(b)(40)         j            4(b)40         Supplemental Indenture dated as of November 1, 1998, supplemental to
                                             Exhibit 4(1)

4(b)(41)         G             7-23          Agreement dated as of August 16, 1940, among CNYP, The Chase National
                                             Bank of the City of New York, as Successor Trustee, and The Marine
                                             Midland Trust Company of New York, as Trustee

4(c)           SSS           4(a)(41)        Form of Indenture relating to the Senior Notes dated June 30, 1998

4(d)(1)         aa          Exhibit 1.2      Indenture, dated as of May 12, 2000, between Niagara Mohawk Power
                                             Corporation, a New York Corporation, and The Bank of New York, a New York
                                             banking corporation, as Trustee.

4(d)(2)         aa         Exhibit 1.3       First Supplemental Indenture, dated as of May 12, 2000, between
                                             Niagara Mohawk Power Corporation, a New York corporation, and The Bank of New
                                             York, a New York banking corporation, as Trustee.

4(d)(3)         cc         Exhibit 1.2       Form of Second Supplemental Indenture, between Niagara Mohawk Power
                                             Corporation and The Bank of New York, as Trustee.

10-1             Z            13-11          Agreement dated March 1, 1957 between the Power Authority of the State of New York and Niagara Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-2            DD             13-6          Agreement dated February 10, 1961 between the Power Authority of the
                                             State of New York and Niagara Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-3            DD             13-7          Agreement dated July 26, 1961 between the Power Authority of the State of New York and Niagara Mohawk supplemental to Exhibit 10-2

10-4            OO              5-8          Agreement dated March 23, 1973 between the Power Authority of the
                                             State of New York and Niagara Mohawk as to the sale, transmission, and disposition of Blenheim-Gilboa power

10-5             w             10.28         Master Restructuring Agreement dated July 9, 1997 among Niagara Mohawk and the 16 independent power producers signatory thereto

10-6             x             99-9          Power Choice settlement filed with the PSC on October 10, 1997

10-7             h            10-13          PSC Opinion and Order regarding approval of the Power Choice settlement agreement with PSC, issued and effective March 20, 1998

10-8             h            10-14          Preferred Consent, December 1997

10-9             p            10(c)          Amendments to the Master Restructuring Agreement

10-10            j            10-14          Independent System Operator Agreement dated December 2, 1999

10-11            j            10-15          Agreement between New York Independent System Operator and
                                             Transmission Owners dated December 2, 1999

10-12            k            10-42a         Agreement between Niagara Mohawk Power Corporation and Constellation
                                             Energy Group, Inc. to sell Nine Mile Point Nuclear Station Unit No. 1

10-13            k            10-42b         Agreement among Niagara Mohawk Power Corporation, NYSEG, RG&E, CH and
                                             Constellation Energy Group, Inc. to sell Nine Mile Point Nuclear
                                             Station Unit No. 2

10-14            v            10-9           PSC Opinion and Order regarding approval of the sale of Nine Mile
                                             Point Nuclear Station Units No. 1 and No. 2

10-15            v            10-10          Merger Rate Agreement reached among Niagara Mohawk, the PSC staff and other parties, filed with the PSC on October 11, 2001

(A)10-16         j            10-23          Amendment to exhibit (A)10-24 to change the agreement for the Holdings structure.

(A)10-17         s            10-1           Employment contract among Holdings, Niagara Mohawk and William E.
                                             Davis, Chairman of the Board & Chief Executive Officer, dated March
                                             17, 1999

(A)10-18         s            10-3           Employment contract among Holdings, Niagara Mohawk and Darlene D.
                                             Kerr, Executive Vice President and Chief Operating Officer, dated
                                             March 17, 1999

(A)10-19         s            10-4           Amended employment contract among Holdings, Niagara Mohawk and David
                                             J. Arrington, Senior Vice President-Human Resources and Chief
                                             Administrative Officer, dated March 17, 1999

(A)10-20         s             10-4          Employment contract among Holdings, Niagara Mohawk and David J.
                                             Arrington, Senior Vice President-Human Resources and Chief
                                             Administrative Officer, dated March 17, 1999

(A)10-21         s             10-5          Amended employment contract among Holdings, Niagara Mohawk and Thomas
                                             H. Baron, Senior Vice President-Field Operations, dated March 17, 1999

(A)10-22         s             10-5          Employment contract among Holdings, Niagara Mohawk and Thomas H.
                                             Baron, Senior Vice President-Field Operations, dated March 17, 1999

(A)10-23         s             10-6          Employment contract among Holdings, Niagara Mohawk and Edward J.
                                             Dienst, Senior Vice President- Asset Management and Energy Delivery,
                                             dated March 17, 1999

(A)10-24         s             10-7          Employment contract among Holdings, Niagara Mohawk and William F.
                                             Edwards, Senior Vice President and Chief Financial Officer, dated
                                             March 17, 1999

(A)10-25          s             10-9          Employment contract among Holdings, Niagara Mohawk and John H.
                                             Mueller, Senior Vice President and Chief Nuclear Officer, dated March
                                             17, 1999

(A)10-26         s             10-10         Employment contract among Holdings, Niagara Mohawk and Theresa A.
                                             Flaim, Vice President - Strategic Planning, dated March 17, 1999

(A)10-27         s             10-11         Employment contract among Holdings, Niagara Mohawk and Kapua A. Rice,
                                             Corporate Secretary, dated March 17, 1999

(A)10-28         s             10-12         Employment contract among Holdings, Niagara Mohawk and Steven W.
                                             Tasker, Vice President-Controller, dated March 17, 1999

(A)10-29         k             10-40         Amendment to employment contracts among Holdings, Niagara Mohawk and William E. Davis,
                                             A. J. Budney, D. D. Kerr, D. J. Arrington, W. F. Edwards, J. H. Mueller, G. J. Lavine,
                                             E. J. Dienst and T. H. Baron, dated September 27, 2000

(A)10-30         k             10-43         Amendment to employment contracts among Holdings, Niagara Mohawk and T. A. Flaim,
                                             K. A. Rice, and S. W. Tasker, dated September 27, 2000

*12                                          Statements showing computations of certain financial ratios

*21                                          Subsidiaries of the Registrants

*23                                          Consent of PricewaterhouseCoopers LLP, independent accountants
(A)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  March 26, 2002                                                                                     By:  /s/  Steven W. Tasker
                                                                                                                                 Steven W. Tasker, Treasurer, Authorized
                                                                                                                                 Senior Vice President-Distribution New York and
                                                                                                                                 Principal Financial Officer

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  March 26, 2002                                                                                     By:  /s/  Edward A. Capomacchio
                                                                                                                                 Edward A. Capomacchio, Authorized Officer
                                                                                                                                 and Vice President-Controller and
                                                                                                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William F. Edwards	Senior Vice President-National Grid USA and President-Niagara Mohawk Power Corporation and Principal Executive Officer	March 26, 2002
William F. Edwards
/s/ Michael E. Jesanis	Director Chief Operating Officer-National Grid USA	March 26, 2002
Michael E. Jesanis
/s/ Clement E. Nadeau	Director Senior Vice President-Operations	March 26, 2002
Clement E. Nadeau
/s/ Kwong E. Nuey	Director Vice President-Information Technology and Chief Information Officer	March 26, 2002
Kwong E. Nuey
/s/ Anthony C. Pini	Director Senior Vice President-Customer Service New York	March 26, 2002
Anthony C. Pini

EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO
OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
(in thousands of dollars)

                                                         Year Ended December 31,
                                       --------------------------------------------------------------
                                          2001         2000          1999        1998         1997
-----------------------------------------------------------------------------------------------------
A.    Net Income (Loss) per
         Statements of Income          $ 29,521      $(22,312)    $ (2,061)   $(120,825)    $183,335
B.    Taxes Based on Income or
         Profits                        (72,096)      (10,015)       6,207      (66,728)     126,595
                                       --------------------------------------------------------------
C.    Earnings, Before Income
         Taxes                          (42,575)      (32,327)       4,146     (187,553)     309,930
D.    Fixed Charges (a)                 418,471       464,068      518,165      433,313      304,451
                                       --------------------------------------------------------------
E.    Earnings Before Income
         Taxes and Fixed Charges        375,896       431,741      522,311      245,760      614,381
                                       ==============================================================
      Preferred Dividend Factor:
F.    Preferred Dividend
         Requirements                  $ 30,850      $ 31,437     $ 36,808    $  36,555     $ 37,397
                                       ==============================================================
G.    Ratio of Pre-Tax Income
         to Net Income (C/A)               N/A           N/A          N/A          N/A          1.69
H.    Preferred Dividend Factor
         (FxG)                         $ 30,850      $ 31,437     $ 36,808    $  36,555     $ 63,201
I.    Fixed Charges                     418,471       464,068      518,165      433,313      304,451
                                       --------------------------------------------------------------
J.    Fixed Charges and Preferred
         Dividends Combined            $449,321      $495,505     $554,973     $469,868     $367,652
                                       ==============================================================
K.    Ratio of Earnings to
         Fixed Charges (E/D)               0.90 (b)     0.93 (b)      1.01         0.57 (b)     2.02
                                       ==============================================================
L.    Ratio of Earnings to Fixed
         Charges and Preferred
         Dividends Combined (E/J)          0.84 (c)     0.87 (c)      0.94 (c)     0.52 (c)     1.67
                                       ==============================================================

                                           2001         2000         1999         1998         1997
                                       --------------------------------------------------------------
(a)   Interest Expense                 $392,406      $437,274     $485,240     $397,178     $273,906
      Interest Factor on Rentals         23,337        23,633       25,673       25,907       26,149
      Allowance for Funds Used
         During Construction              2,728         3,161        7,252       10,228        4,396
                                       --------------------------------------------------------------
                                       $418,471      $464,068     $518,165     $433,313     $304,451
                                       ==============================================================

(b)      Fixed charges exceed earnings before income taxes and fixed charges by $42.6 million in 2001, $32.3 million in 2000 and by $187.6 million in 1998.
(c)      Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $73.4 million in 2001, $63.8 million in 2000,
           $32.7 million in 1999 and $224.1 million in 1998.

N/A     Not applicable due to net loss displayed in line A or negative earnings before income taxes on line C.

EXHIBIT 21

NIAGARA MOHAWK POWER CORPORATION

SUBSIDIARIES OF THE REGISTRANT

Name of Company	State of Organization
NM Uranium, Inc.	Texas
NM Properties, Inc. (Note 1)	New York
NM Receivables Corp. II	New York
NM Receivables LLC	New York

Note 1:      At December 31, 2001, NM Properties, Inc. owns Salmon Shores, Inc.; Moreau Park, Inc.; Riverview, Inc.; Hudson Pointe, Inc.; Upper Hudson Development, Inc.;
                  Land Management & Development, Inc.; Oprop Co., Inc.; and Landwest, Inc.

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in Niagara Mohawk Power Corporation Registration Statements on Form S-8 (Nos. 33-36189 and 33-42771) and in the Registration Statements on Form S-3 (Nos. 33-50703, 33-54827 and 33-55546) and in the Registration Statement on Form S-4 (No. 333-49769) of our report dated January 23, 2002, except Note 2, as to which the date is January 30, 2002, relating to the financial statements, which appears in this form 10-K. We also consent to the incorporation by reference of our report dated January 23, 2002, except for Note 2, as to which the date is January 30, 2002, relating to the financial statement schedules, which appear in this Form 10-K.

Yours very truly,

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Syracuse, New York
March 26, 2002