Form 10-KT
period 2002-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2002-06-28
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from January 1, 2002 to March 31, 2002

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
                                                                                                                   Adjustable Rate Series D

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

Registrant                                                           Market Value at June 1, 2002

                                                                                                     Niagara Mohawk Power Corporation                                       None

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Registrant                                                                                Title                                            Shares Outstanding at June 1, 2002

                                                              Niagara Mohawk Power Corporation                       Common Stock, $1.00 par value                                  187,364,863
                                                                                                                                               (all held by Niagara Mohawk Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION
INFORMATION REQUIRED IN FORM 10-K
INDEX

PART I

Glossary of Terms
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II

Item 5.	Market for the Registrants’ Common Equity and Related Stockholders Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8–K
Signatures

NIAGARA MOHAWK POWER CORPORATION
GLOSSARY OF TERMS

TERM	DEFINITION
AFC	Allowance for Funds Used During Construction
CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers
DOE	U.S. Department of Energy
Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot
EBITDA	A non–GAAP measure of cash flow which is calculated as: earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization of nuclear regulatory assets, amortization/ of stranded costs, deferral of MRA interest rate savings, and non–recurring and extraordinary items. EBITDA may not be comparable to similarly titled measures used by other companies.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRT	Gross Receipts Tax
GWh	Gigawatt–hour: one gigawatt–hour equals one billion watt-hours
IPP	Independent Power Producer: any person that owns or operates, in whole or in part, one or more independent power facilities, including the purchasers of Niagara Mohawk’s generation assets
IPP Party	Independent Power Producers that were a party to the MRA
KW	Kilowatt: one thousand watts
KWh	Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour
Merger Rate Plan	Niagara Mohawk’s ten year rate agreement which became effective on January 31, 2002, the closing of the merger
Money Pool	The National Grid USA Money Pool is an arrangement among National Grid USA and its subsidiaries that meets the short-term borrowing requirements of the eligible pool participants in a manner that pools the resources of all participants to achieve a lower cost of borrowing. Under the Money Pool, the pool’s participants, daily cash surpluses are pooled together to loan funds on a short term basis to eligible participants.

MRA	Master Restructuring Agreement: a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998
MRA regulatory asset	Recoverable costs to terminate, restate or amend IPP Party contracts, which have been deferred and are being amortized and recovered under Niagara Mohawk’s Power Choice agreement
MW	Megawatt: one million watts
MWh	Megawatt-hour: one thousand kilowatt-hours
National Grid	National Grid Group plc is an international United Kingdom-based company that builds, owns and manages, electricity and telecommunications networks
Net Cash Interest	Reflects interest charges (net of allowance for funds used during construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act disposal liability less interest income

NYISO	New York Independent System Operator
NYPA	New York Power Authority
NYSERDA	New York State Energy Research and Development Authority
Power Choice	Niagara Mohawk's five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998
PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates
Provider of last resort	The entity that will provide electric or gas commodity to its customers who are unable or unwilling to obtain an alternative supplier
PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters of disposal material)
PSC	New York State Public Service Commission
PURPA	Public Utility Regulatory Policies Act of 1978, as amended. One of five bills signed into law on November 8, 1978, as the National Energy Act. It sets forth procedures and requirements applicable to state utility commissions, electric and natural gas utilities and certain federal regulatory agencies. A major aspect of this law is the mandatory purchase obligation from qualifying facilities.

SEC	Securities and Exchange Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 101	Statement of Financial Accounting Standards No. 101 “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”
SFAS No. 121	Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”
SFAS No. 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”
Stranded costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
TCC	Transmission Congestion Contract: Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy transmitted between those locations.

Unit 1	Nine Mile Point Unit No. 1
Unit 2	Nine Mile Point Unit No. 2

NIAGARA MOHAWK POWER CORPORATION

PART I

Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan, including achieving savings from the merger. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, electricity and gas suppliers and other service providers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, inability to achieve the savings from the merger under the Merger Rate Plan, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory

ITEM 1.   BUSINESS

On January 31, 2002, Niagara Mohawk Holdings, Inc. (“Holdings”, parent company of Niagara Mohawk Power Corporation (“Niagara Mohawk”) became a wholly owned subsidiary of National Grid USA. National Grid USA is a wholly owned subsidiary of National Grid. National Grid owns and operates the high voltage transmission system in England and Wales. National Grid, through another subsidiary, National Grid USA, also has substantial transmission and distribution operations in the United States. The combination of Niagara Mohawk and National Grid more than doubled the size of National Grid’s U.S. operations, with an electric customer base of approximately 3.3 million.

On March 18, 1999, Niagara Mohawk was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Holdings, Inc. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk. To complete the holding company structure, Niagara Mohawk, on March 31, 1999, distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings. As a result, Holdings has two subsidiaries, (1) Niagara Mohawk, which is primarily a regulated electric and gas utility, and (2) Opinac, which is mainly involved in unregulated activities in the energy business.

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
Electric Delivery Planning
Gas Supply
Gas Delivery
Environmental Matters
Construction Program
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

ELECTRIC DELIVERY PLANNING

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business” and “FERC Order 888 Open Access,” as to how Niagara Mohawk’s transmission system is managed under the NYISO and “FERC Order 2000" regarding a December 1999 FERC proposal to create a regional transmission organization.

As of March 31, 2002, Niagara Mohawk had approximately 50,500 pole miles of transmission and distribution lines for electric delivery. Evaluation of these facilities relative to NYISO, Northeast Power Coordinating Council, and North American Electric Reliability Organization, planning criteria and anticipated Niagara Mohawk internal and external demands is an ongoing process intended to maintain the reliability of electric service while minimizing the capital requirements for expansion of these facilities. Niagara Mohawk continually reviews the adequacy of its electric delivery facilities and establishes capital requirements to support new load growth.

GAS SUPPLY

The majority of Niagara Mohawk’s gas sales are for residential and commercial space heating. Consequently, the demand for natural gas by Niagara Mohawk’s customers is seasonal and influenced by weather factors. Niagara Mohawk purchases its natural gas under firm supply agreements and transports on a firm basis through interstate pipelines to the Niagara Mohawk system. Currently, Mirant Americas Energy Marketing, L.P. manages Niagara Mohawk’s portfolio of contractual entitlements to pipeline capacity and storage and delivers gas to the Niagara Mohawk system to meet Niagara Mohawk’s firm supply requirements.

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

In compliance with environmental statutes and consistent with its strategic philosophy, Niagara Mohawk performs environmental investigations and analyses and installs, as required, pollution control equipment, including, among other things, effluent monitoring instrumentation and materials storage/handling facilities designed to prevent or minimize releases of potentially harmful substances. Expenditures for environmental matters for the three months ended March 31, 2002 totaled approximately $10.9 million, all of which was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Expenditures for environmental matters for calendar year 2001 totaled approximately $44.7 million, of which approximately $3.6 million was capitalized as pollution control or plant environmental surveillance equipment and approximately $41.1 million was charged to operating expense for remediation, operation of environmental monitoring and waste disposal programs. Remaining expenditures for 2002 are estimated to total $24.2 million, of which $0.5 million is expected to be capitalized and $23.7 million charged to operating expense. Anticipated expenditures for 2003 are estimated to total $33.1 million, of which $0.5 million is expected to be capitalized and $32.6 million charged to operating expense. The expenditures for 2002 and 2003 include the estimated costs for Niagara Mohawk’s expected proportionate share of the costs for site investigation and remediation of waste sites discussed under “Solid/Hazardous Waste” below. Costs for site investigation and remediation are included in operating expense to the extent actual costs equal the amount provided for in rates; variations are deferred for future recovery/pass-back to customers.

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

ISO 14001.   Niagara Mohawk’s Investment Recovery facility was registered to ISO 14001 in October 1999 and Niagara Mohawk continues to maintain this registration. Niagara Mohawk is currently preparing its distribution Environmental Management System (“EMS”) for conformance with the ISO 14001 standard by March 31, 2003. In addition, its transmission EMS will be incorporated into the National Grid USA transmission EMS registration by March 31, 2003.

Solid/Hazardous Waste.   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary. See Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Environmental Contingencies,” for a discussion of the sites which are Niagara Mohawk owned. Niagara Mohawk has recorded a total environmental liability of $297 million, of which $183 million relates to owned sites and $114 million relates to non-owned sites as further discussed below. The potential high end of the remedial range is presently estimated at approximately $524 million.

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

The merger rate plan and Niagara Mohawk’s gas settlement provide for the recovery of SIR costs during the settlement periods. Niagara Mohawk believes future costs, beyond the settlement periods, will continue to be recovered in rates. Based upon this assessment, a regulatory asset has been recorded in the amount of $297 million, representing the future recovery of estimated remediation obligations accrued to date. As a result, Niagara Mohawk does not believe SIR costs will have a material adverse effect on its results of operations or financial condition. See also Part II, Item 8. Financial Statements and Supplementary Data - Note 3. Rate and Regulatory Issues and Contingencies.

CONSTRUCTION PROGRAM

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Position, Liquidity and Capital Resources” and Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, “Construction Program.”

EMPLOYEE RELATIONS

Niagara Mohawk’s work force at March 31, 2002 numbered approximately 6,100, of whom approximately 72 percent were union members. It is estimated that approximately 80 percent of Niagara Mohawk’s total labor cost is applicable to operation and maintenance and approximately 20 percent is applicable to construction and other accounts.

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

ITEM 2.  PROPERTIES

ELECTRIC SUPPLY PROPERTIES

Niagara Mohawk:  During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydroelectric plants, and its oil and gas-fired plant in Oswego. Niagara Mohawk completed the sale of its oil and gas-fired generation plant at Albany during 2000 and its 25 percent interest in the Roseton Steam Station in early 2001. In the fourth quarter 2001, Niagara Mohawk completed the sale of its nuclear generation assets. See Part II, Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business, for a further discussion of the sales of Niagara Mohawk’s generation assets.

Niagara Mohawk does not own any other electric supply facilities and meets its electric supply requirements through PPAs and open market purchases from the NYISO.

ELECTRIC DELIVERY PROPERTIES

Niagara Mohawk:   As of March 31, 2002, Niagara Mohawk’s electric delivery transmission and distribution systems were composed of:

o	748 substations with a rated transformer capacity of approximately 22,800,000 kilo-voltamperes
o	approximately 9,400 pole miles of overhead and underground transmission lines
o	approximately 36,100 conductor miles of overhead distribution lines
o	about 5,000 cable miles of underground distribution cables

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

The electric system of Niagara Mohawk is directly interconnected with other electric utility systems in New York, Massachusetts, Vermont and Pennsylvania, and indirectly interconnected with most of the electric utility systems through the Eastern Interconnection of the United States and Canada.

GAS DELIVERY

Niagara Mohawk distributes gas purchased from suppliers and transports gas owned by others. As of March 31, 2002, Niagara Mohawk’s natural gas delivery system was comprised of approximately 8,300 miles of pipelines and mains. Only a part of these natural gas pipelines and mains are located on property owned by Niagara Mohawk. With respect to natural gas pipelines and mains that are not located on property owned by Niagara Mohawk, Niagara Mohawk’s practice is to obtain right of way agreements.

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

1.	On June 22, 1993, Niagara Mohawk and 20 other industrial entities, as well as the former owner/operator of the Pfohl Brothers Landfill near Buffalo, New York, were sued in New York State Supreme Court, Erie County, by a group of residents living in the area surrounding the landfill. The plaintiffs seek compensation for alleged economic loss and property damage claimed to have resulted from exposure to contamination associated with the landfill. In addition, since January 18, 1995, Niagara Mohawk has been named as a defendant or third party defendant in a series of toxic tort actions filed in federal or state courts in the Buffalo area. These actions allege exposure on the part of plaintiffs or plaintiffs’ decedents to toxic chemicals associated with the landfill, resulting in the alleged causation of property damage and/or physical injury. The plaintiffs seek compensatory and punitive damages. Niagara Mohawk has filed answers responding to the claims put forth in these suits, denying liability as to any of the claimed conditions or damages.

Niagara Mohawk is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage (although the discovery process has been held in abeyance pending the outcome of the appeal of dismissal of certain of the actions on a statute of limitations basis). Niagara Mohawk, through participation in the Pfohl Brothers Landfill Steering Committee, is assisting in the implementation of a remedial program pursuant to a DEC administrative consent order executed in April 2001. The remediation program is expected to be completed by the end of 2002, [with total construction costs projected to reach $23.5 million.] In the context of a formal remedial cost allocation proceedings conducted on behalf of the Committee, it has been determined that Niagara Mohawk’s potential contribution of industrial wastes to the landfill was minor. Further, it is Niagara Mohawk’s position that any materials attributable to Niagara Mohawk, which may have been disposed of at the landfill, are not causally related to any physical condition alleged by plaintiffs in the various lawsuits associated with the landfill. Niagara Mohawk does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

2.	In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1997, Niagara Mohawk was successful in having dismissed eleven of the thirteen causes of action. The remaining claims are for alleged breach of contract and breach of duty of good faith and fair dealing. Niagara Mohawk filed a motion for summary judgment in November 2001 and Fourth Branch filed a cross motion for summary judgment. The trial date is currently scheduled for July 24, 2002.

Fourth Branch also commenced a condemnation proceeding in Federal District Court to obtain title to the project property. Niagara Mohawk’s motion for summary judgment was granted by the Court.
Fourth Branch submitted a unilateral offer of settlement to FERC. In November 1999, FERC issued a comprehensive order rejecting Fourth Branch’s unilateral offer of settlement, dismissing Fourth Branch’s complaint of anti-competitive conduct by Niagara Mohawk, and determining that there had been an implied surrender of the FERC license for the Mechanicville Project. Fourth Branch filed various appeals. On June 19, 2001, the U.S. Court of Appeals, D.C. Circuit denied Fourth Branch’s appeal.

In August 2000, FERC staff directed Niagara Mohawk and Fourth Branch to file a plan to cover decommissioning or any other proposed alternatives. Both parties have submitted such plans to the FERC. FERC Staff issued a draft environmental assessment dated November 13, 2001, in which Staff concluded that Niagara Mohawk’s closure plan offered the only feasible alternative. On February 28, 2002, FERC issued an order accepting license surrender and directing the implementation of Niagara Mohawk’s closure plan. Fourth Branch sought rehearing of this order in an April 1, 2002 filing with FERC, a request FERC has not yet acted upon.

Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above.
3.	On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General indicated in meetings with Niagara Mohawk and NRG that they sought substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General also indicated that they will be pursuing mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls and mitigation should be borne by NRG.

In May 2001, the New York State Attorney General advised Niagara Mohawk and NRG of its intent to file suit, alleging that the plants are in violation of the federal Clean Air Act. On July 13, 2001, Niagara Mohawk filed a declaratory judgment action against NRG in New York State Supreme Court. Niagara Mohawk is seeking a declaratory judgment that NRG is responsible for any control upgrades and mitigation resulting from the above-referenced enforcement action. The litigation is presently in the discovery phase.

On January 10, 2002, New York State filed a civil action against Niagara Mohawk and NRG Energy in U.S. District Court for the Western District of New York for alleged violations of the federal Clean Air Act at the Dunkirk and Huntley power plants. On March 29, 2002, Niagara Mohawk filed a motion to dismiss the State’s complaint. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation or whether Niagara Mohawk’s action against NRG will be successful.

4.	On October 2, 2000, Niagara Mohawk filed lawsuits in New York Supreme Court against the owners of three power plants (the Plants) which Niagara Mohawk sold in 1999 to three affiliates of NRG, Huntley Power LLC, Dunkirk Power LLC and Oswego Harbor, LLC (the Defendants). These suits (collectively referred to herein as the State Court Actions) were filed to collect on invoices for electricity furnished by Niagara Mohawk to the Defendants for use in the Plants since the Plants were sold in 1999. In its Complaints in the State Court Actions, Niagara Mohawk initially sought approximately $8 million in damages, which represented Niagara Mohawk’s retail delivery rates filed with and approved by the PSC applied to the Defendants’ usage as of the date those Complaints were filed. Although the Defendants have made approximately $6.9 million in payments on what they believe is the undisputed portion of the balance they owe Niagara Mohawk, the balance owed, according to Niagara Mohawk’s records, has grown to approximately $26 million as of May 22, 2002.

The Defendants asserted in 2000 that the FERC had exclusive jurisdiction. In 2001, the FERC issued orders in cases involving other parties that affirmed the jurisdiction of state commissions to authorize retail delivery charges for station service provided by distribution companies to generators like NRG. In May 2002, however, the FERC issued two additional orders in similar cases. FERC stated that, to the extent deliveries are made over facilities classified as distribution, the states have jurisdiction to assess charges and, to the extent deliveries are made over facilities classified as transmission only, the FERC has exclusive jurisdiction over such delivery charges. Niagara Mohawk does not believe that FERC intended to prevent utilities from continuing to assess retail delivery charges, including but not limited to applicable stranded cost charges, on generators in cases where station service power is delivered over high voltage facilities often classified as transmission, or if it had such intent, to assert its jurisdiction with respect to disputes over past charges. Niagara Mohawk has asked FERC to clarify the scope of its orders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first three months of 2002.

EXECUTIVE OFFICERS OF REGISTRANTS

All executive officers of Niagara Mohawk are elected on an annual basis at the organizational meeting of their Board of Directors or upon the filling of a vacancy. There are no family relationships between any of the executive officers. There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

Executive	Age at 03/31/2002	Current and Prior Positions	Date Commenced

Thomas H. Baron	57	Retired	April 2002
		Senior Vice President - Field Operations	October 1998
		Vice President - Fossil/Hydro Generation and Environmental Affairs	April 1998
		Vice President - Fossil and Hydro Generation	May 1991
William F. Edwards	45	Senior Vice President - National Grid USA and President - Niagara Mohawk Power	February 2002
		Senior Vice President and Chief Financial Officer	September 1997
		Vice President - Financial Planning	December 1995
Gary R. Jesmain	54	Senior Vice President - Business Services	February 2002
		Regional Manager - Central Region	February 1998
		General Manager - Central Region	September 1996
Clement E. Nadeau	50	Senior Vice President - Operations	February 2002
		Vice President - Electric Delivery	December 1998
		Vice President - Power Transactions and Planning	May 1991
Anthony C. Pini	49	Senior Vice President - Customer Service	February 2002
		President - NEES Communications	November 1997
		Vice President - Customer Service - New England Electric System	June 1993
Steven W. Tasker	44	Senior Vice President - Distribution Finance - New York and Treasurer	February 2002
		Vice President - Controller	December 1993
Joseph T. Ash, Jr.	53	Vice President - Gas Delivery	December 1998
		Vice President - Purchasing and Support Services	January 1996
Richard R. Borsellino	53	Retired	March 2002
		Vice President - Operations, Construction & Maintenance	October 1998
		Program Manager - Customer Service System	October 1996
Susan M. Crossett	41	Vice President - Public Affairs	April 2002
		Executive Director - Government Affairs & Regulatory Relations	January 2000
		Director - Government Affairs & Regulatory Relations	January 1999
		Manager - Government Relations - Carrier Corporation	January 1996
Ian C. Davis	44	Vice President - Transmission National Grid USA	February 2002
		Business Development Manager, Transmission	February 1999
		Area Manager - South West	May 1997
Dennis W. Elsenbeck	45	Vice President - Business Services Frontier Region	April 2002
		Regional Manager - Mohawk Valley	January 1999
		Director - Marketing & Sales	January 1994
William J. Flaherty	44	Vice President - Business Services Northeast Region	April 2002
		Vice President - Business Services Merrimack Valley District (Massachusetts Electric)	April 1998
		Account Manager - Business Services Merrimack Valley District	June 1993
Theresa A. Flaim	52	Resigned	May 2002
		Vice President - Energy Supply, Rates and Regulatory Proceedings	March 2002
		Vice President - Strategic Planning	May 1999
		Vice President - Corporate Strategic Planning	May 1994
Ronald T. Gerwatowski	45	General Counsel	May 2002
		General Counsel - Narragansett Electric Company and Senior Counsel for National Grid USA Service Company	January 1998
		Senior Counsel - New England Power Service Company	January 1997
Marilyn Higgins	49	Vice President - Economic and Community Development	April 2002
		Executive Director - Economic Development and Marketing	April 1999
		Director - Economic and Community Development	June 1995
Michael R. Hynes	40	Vice President - Business Services Capital Region	April 2002
		Manager - Supply Services/Customer Contract Services	May 1999
		Manager - Customer Contract Services	December 1995
Paul E. Kazmierczak	38	Vice President - Business Services Western Region	April 2002
		Manager - Strategic Accounts	May 1999
		Energy Services Co - Administrator	November 1997
Peter H. Lebro	50	Vice President - Operations	April 2002
		Vice President - Logistice & Field Services	October 1998
		Executive Director - System Electric Operations	March 1991
Scott D. Leuthauser	37	Vice President - Distribution Planning and Engineering	April 2002
		Director - Energy Transactions	May 1999
		Manager - Supply Services	October 1997
		Manager - Supply Planning	June 1994
Leslie E. LoBaugh, Jr.	56	Resigned	May 2002
		Vice President and General Counsel	February 1999
		Vice President & General Counsel, Chief Environmental Officer - Pacific Enterprises	January 1986
Marc F. Mahoney	48	Vice President - Transmission Network Planning & Operations	February 2002
		Vice President - Transmission Operations & Engineering Services	May 2000
		Vice President - Field Operations, EUA	March 1997
Samuel F. Manno	61	Retired	March 2002
		Vice President - Special Projects	May 2000
		Vice President - Special Projects (Year 2000)	April 1998
		Vice President - Real Asset Management	January 1998
		Vice President - Plum Street Enterprises, Inc.	January 1996
Arthur H. Rees	52	Vice President -	April 2002
		Director - Tax Planning and Compliance	January 1997
Kapua A. Rice	51	Corporate Secretary	September 1994
James S. Robinson	48	Vice President - Transmission Finance	February 2002
		Vice President - Transmission Finance - New England Power Company	June 2001
		Vice President - Transmission Customer Service - New England Power Company	February 2000
		Vice President - Generation Investments - New England Power Company	June 1998
		Manager - Wholesale Business Administration	January 1993
Arthur W. Roos	49	Resigned	April 2002
		Assistant Treasurer	January 2002
		Vice President - Treasurer	December 1993
Joseph M. Russo	51	Resigned	May 2002
		Vice President - Public Affairs & Corporate Communications	June 2000
		Staff Vice President Corporate Affairs - Hertz Corporation	January 1995
Richard H. Ryczek	50	Retired	March 2002
		Vice President - Environmental Affairs & Property Management	December 1998
		Vice President - Gas Operations	December 1995
Herbert Schrayshuen	47	Vice President - Transmission Commercial Services	February 2002
		Director - Electric Assets	March 1999
		Director - Energy Transactions	December 1997
		Director - Power Transactions	November 1996
Judith B. Sheppard-Dunn	45	Vice President - Business Service Central Region	April 2002
		Manager - Strategic Accounts	March 1998
		Director - Large Commercial & Industrial Accounts	May 1994
William J. Synwoldt	66	Resigned	March 2002
		Vice President - Information Technology & Chief Information Technology Officer	May 1996
David J. Walsh	50	Vice President - Human Resources Services - New York	March 2002
		Vice President - Employee Relations	October 1998
		Executive Director - Employee Relations	January 1994
Stanley W. Wilczek, Jr.	49	Vice President - Property & Real Estate Management - National Grid USA Service Co	April 2002
		Vice President - Customer Service	March 1994
Edward A. Capomacchio	55	Controller	February 2002
		Assistant Controller - New England Power Service Company	June 1998
		Director - Internal Audit	May 1994
John J. Hennigan	53	Assistant Secretary and Attorney at Law	May 1999
		Chief Counsel - Human and Labor Relations and Assistant Secretary	May 1996
Robert G. Seega	51	Assistant Treasurer	April 2002
		Vice President and Director of Public Affairs - The Narragansett Electric Company	April 2000
		Director of Investor Relations - New England Power Service Company	August 1992
William F. Willman	48	Assistant Treasurer	April 2002
		Manager - Cash Management	January 1997

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holding Company Formation.    On March 18, 1999, Niagara Mohawk Power Corporation (“Niagara Mohawk”) was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Niagara Mohawk and Niagara Mohawk Holdings, Inc. (“Holdings”). Holdings was incorporated on April 2, 1998, as a wholly owned subsidiary of Niagara Mohawk. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings’ common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as obligations of Niagara Mohawk. Upon the share exchange on March 18, 1999, shares originally issued to Niagara Mohawk were cancelled. On January 31, 2002, the merger of Holdings and National Grid was completed. Niagara Mohawk will maintain its existing name and will remain an indirect wholly owned subsidiary of National Grid. See Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

Niagara Mohawk Common Stock.   Niagara Mohawk is authorized to issue 250 million shares of common stock with a par value of $1.00. As of March 31, 2002, Niagara Mohawk has 187,364,863 shares outstanding, which are all held by Holdings and indirectly by National Grid and are not traded.

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

Niagara Mohawk is limited by the Merger Rate Plan and under FERC and SEC orders with respect to the amount of dividends it can make to Holdings.  Niagara Mohawk is allowed to make dividends in an amount up to the pre-merger retained earnings balance plus any earnings subsequent to the merger, together with other adjustments that are authorized under the Merger Rate Plan and other regulatory orders.

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

See Item 8. Financial Statements and Supplementary Data, - Note 4. Capitalization for a discussion of the preferred stock that was redeemed in March 2002.

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

Niagara Mohawk paid preferred dividends on March 31, June 30, September 30, December 31, 2001 and March 31, 2002. Niagara Mohawk estimates that none of the 2001 and 2002 preferred stock dividends will constitute a return of capital, and therefore, all of such dividends are subject to federal tax as ordinary income.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected financial information for Niagara Mohawk for the three months ended March 31, 2002 and 2001 and each of the four years during the period ended December 31, 2001, which have been derived from the financial statements of Niagara Mohawk, and should be read in connection therewith. On January 31, 2002, Niagara Mohawk was acquired by National Grid in a purchase business combination recorded under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. To assist in the comparability of Niagara Mohawk’s financial results and discussions, results of operations for the three months ended March 31, 2002 include the 30 day period of the predecessor and the 60 day period of the successor and are designated as “combined.” As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, the following selected financial data for Niagara Mohawk is not likely to be indicative of Niagara Mohawk’s future financial condition, results of operations or cash flows.

                                            Three months   Three months
                                               ended           ended                    Year Ended December 31,
                                           March 31, 2002  March 31, 2001    2001*       2000**        1999           1998          1997
                                           ------------------------------------------------------------------------------------------------
                                             (Combined)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------------------
Operations:  (000's)
Operating revenues                         $1,052,327       $1,179,706    $4,123,391   $3,865,949   $3,827,340    $ 3,826,373   $3,966,404

Income (loss) from continuing operations
   before extraordinary item                    9,705           35,249        29,521      (21,403)      21,746       (120,825)     183,335
Net income (loss)                               9,705           35,249        29,521      (22,312)      (2,061)      (120,825)     183,335
-------------------------------------------------------------------------------------------------------------------------------------------
Common stock data:
Book value per share at year end                  ***              ***           ***          ***          ***         $16.92      $18.89
Market price  at year end                         ***              ***           ***          ***          ***         16 1/8       10 1/2
Ratio of market price to
   book value at year end                         ***              ***           ***          ***          ***          95.3%       55.6%
Income (loss) from continuing operations
   per average common share                       ***              ***           ***          ***          ***         ($0.95)      $1.01
Basic and diluted earnings (loss) per
   average common share                           ***              ***           ***          ***          ***         ($0.95)      $1.01
Rate of return on common equity                   ***              ***           ***          ***          ***          (5.3)%       5.5%
Dividends paid per common share                   ***              ***           ***          ***          ***             -           -
-------------------------------------------------------------------------------------------------------------------------------------------
Capitalization: (000's)
Common equity                              $2,939,702       $2,465,272    $2,386,998   $2,434,223   $2,785,171    $ 3,170,142   $2,727,527
Non-redeemable preferred stock                100,411          440,000       440,000      440,000      440,000        440,000      440,000
Mandatorily redeemable
   preferred stock                                  -           53,750        50,700       53,750       61,370         68,990       76,610
Long-term debt                              4,146,642        4,674,004     4,419,822    4,678,963    5,042,588      6,417,225    3,417,381
-------------------------------------------------------------------------------------------------------------------------------------------
                                            7,186,755        7,633,026     7,297,520    7,606,936    8,329,129     10,096,357    6,661,518
Long-term debt maturing
   within one year                            544,647          418,186       546,858      628,325      613,740        312,240       67,095
-------------------------------------------------------------------------------------------------------------------------------------------
     Total                                 $7,731,402       $8,051,212    $7,844,378   $8,235,261   $8,942,869    $10,408,597   $6,728,613
-------------------------------------------------------------------------------------------------------------------------------------------
Capitalization ratios: (including long-term debt maturing within one year)
Common stock equity                            38.0%            30.6%         30.4%        29.6%        31.1%          30.5%         40.5%
Preferred stock                                 1.3%             6.1%          6.3%         6.0%         5.6%           4.9%          7.7%
Long-term debt                                 60.7%            63.3%         63.3%        64.4%        63.3%          64.6%         51.8%
*	The third quarter of 2001 includes non-cash write-off of $123 million to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets and previously deferred investment tax credits related to the nuclear assets of $79.7 million.
**	Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization. In the fourth quarter of 2000, Niagara Mohawk expensed $10.2 million for adjustments based on the regulatory review of the deferred costs related to the sale of the generation assets in 1999 and 2000. In the third quarter of 2000, Niagara Mohawk recorded earnings of $19.4 million of insurance proceeds and disaster relief associated with the January 1998 ice storm restoration effort.
***	All of Niagara Mohawk’s shares of common stock are owned by its parent company, therefore, per share data is not relevant.
                                     Three months    Three months
                                         ended          ended                           Year Ended December 31,
                                    March 31, 2002  March 31, 2001     2001         2000*        1999*        1998         1997
                                      (Combined)     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Financial ratios:
EBITDA, as defined (000's)***             N/A            N/A       $ 1,181,660   $ 1,130,100  $ 1,267,500  $   965,300  $   909,200

Net cash interest, as defined             N/A            N/A       $   321,285   $   363,600  $   404,700  $   343,600  $   218,900
(000's)***

Ratio of EBITDA to net cash interest      N/A            N/A             3.7           3.1         3.1         2.8          4.2

Ratio of earnings to fixed charges        N/A            N/A             0.90          0.93        1.01        0.57         2.02

Ratio of earnings to fixed charges
  and preferred stock dividends           N/A            N/A             0.84          0.87        0.94        0.52         1.67

Other ratios (% of operating revenues):
 Fuel, electricity purchased
  and gas purchased                       45.0%          47.1%          42.7%         41.2%       33.0%       39.6%        44.4%

 Other operation and maintenance
  expenses                                26.1           21.1           23.2          22.8        23.8        24.8         21.1

 Depreciation and amortization             4.7            6.6            7.1           8.0         9.0         9.3          8.6

 Amortization of Stranded Costs            6.1            7.7            9.5           9.6         9.5         3.1            -

 Disallowed nuclear investment costs         -              -            3.0             -           -           -            -

 Income and other taxes                    8.6            5.8            3.9           7.0        11.3        10.3         15.1

 Operating income                         12.3           13.3            8.9          11.1        13.9         4.4         14.1

 Balance available for common stock        **              **            **           **           **         (4.1)         3.7
-----------------------------------------------------------------------------------------------------------------------------------
Miscellaneous: (000's)
Gross additions to utility plant     $    38,585    $    54,839    $   253,252   $   273,830  $   298,081  $   392,200  $   290,757

Total utility plant                    6,831,063      9,752,904      6,811,968     9,801,622    9,792,291   11,431,447   11,075,874

Accumulated depreciation
   and amortization                    2,226,493      4,036,093      2,194,273     4,019,282    3,904,049    4,553,448    4,207,830

Regulatory assets                      5,243,666      5,170,311      5,689,065     5,162,881    5,517,786    5,468,229    1,176,824

Total assets                          12,020,649     12,068,790     11,339,283    12,148,949   12,445,608   13,861,187    9,584,141
-----------------------------------------------------------------------------------------------------------------------------------
N/A	Not applicable
*	Amounts include extraordinary item for the early extinguishment of debt, see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization.
**	All of Niagara Mohawk’s shares of common stock are owned by its parent company, therefore, per share data is not relevant.
***	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources - Financial Position” for a discussion of EBITDA and a reconciliation of net income to EBITDA.

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

The year 2000 was a year in which the companies experienced even more significant changes, since Holdings entered into a merger agreement with National Grid, whereby Niagara Mohawk has become an indirect wholly-owned subsidiary of National Grid, effective January 31, 2002.

MERGER WITH NATIONAL GRID

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and postretirement benefit liability in the amount of approximately $444.4 million, with a corresponding offsetting increase to a regulatory asset account. See Item 8. Financial Statements and Supplementary Data, - Note 7. Pension and Other Retirement Plans.

VERO

In January 2002, Niagara Mohawk offered a voluntary early retirement offer (“VERO”) to 302 eligible employees in targeted areas in an attempt to reduce its workforce through voluntary programs subsequent to the merger with National Grid. The targeted areas are those where significant workforce reductions are necessary in the combined organization, primarily corporate administrative functions such as finance, human resources, legal and information technology. Eligible employees were non-union employees in the targeted functions who will be age 55 with at least ten years of pension service by March 31, 2004. Niagara Mohawk will set the actual retirement date for individuals based on operational needs. Retirement dates will commence after the closing of the merger and will conclude no later than April 1, 2004.

The number of eligible employees that accepted the VERO was 267 and most were anticipated to retire by June 30, 2002. The high numbers of employees accepting the VERO contributes towards National Grid achieve its objective to reduce the workforce through voluntary programs. Under the Merger Rate Plan, Niagara Mohawk is allowed to record a regulatory asset for separation and early retirement costs. The amortization of such regulatory asset is to occur over ten years, with approximately 69 percent of the amortization of the regulatory asset occurring within the first three years. On January 31, 2002, Niagara Mohawk recorded a regulatory asset of $52.6 million related to the VERO. Such regulatory asset was $48.9 million at March 31, 2002. This regulatory asset is subject to change based on the timing of when employees actually retire and the actual interest rate in effect at the time individual employees retire.

VERO payments will be made from pension assets, thereby limiting the immediate cash impact to Niagara Mohawk.

REGULATORY AGREEMENTS AND THE RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

Merger Rate Plan.   On November 28, 2001, the PSC approved the Merger Rate Plan. This rate plan became effective on January 31, 2002, the closing of the merger. Key terms of the plan are as follows:

o	Net customer savings of approximately $1 billion over the next 10 years, compared with rates projected without the merger. This includes a $152 million reduction in delivery charges compared to rates approved in Niagara Mohawk’s current rate agreement, followed by stabilized delivery charges for 10 years, subject to limited adjustments. This equals an expected reduction in Niagara Mohawk electricity delivery rates of more than eight percent, which results in a projected five percent decrease in overall electricity bills, including a projected commodity cost, which will continue to be borne by customers.
o	Price-stabilized commodity service for residential and commercial customers for several years, giving those customers significant protection from severe fluctuations in the generation marketplace.
o	Agreement to forgo the collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates.
o	Permits recovery of and a return on the remaining MRA regulatory asset.
o	Agreement to expand Niagara Mohawk’s annual upstate New York economic development efforts by $12.5 million.
o	The extension by 16 months of the existing multi-year gas rate settlement agreement, resulting in a freeze in natural gas delivery rates through December 2004.
o	Extension of the Low Income Customer Assistance Program and introduction of a special low-income rate.
o	Establishment of a Service Quality Assurance Program that calls for up to $24 million in annual penalties or more under certain conditions, if defined customer service goals are not achieved.
o	The continuation of the stranded cost recovery provisions under Power Choice with slight modifications.

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

The Power Choice agreement established a five-year electric rate plan that reduced class average residential and commercial prices by an aggregate of 3.2 percent over the first three years, beginning September 1, 1998 and further reductions occurring on September 1, 1999 and September 1, 2000.

Effective August 1, 1999, all of Niagara Mohawk’s customers were able to choose their electricity supplier. As of March 31, 2002, 10,774 (6.8 percent) of Niagara Mohawk’s commercial and industrial customers, or approximately 17.6 percent of eligible load, and 42,835 (3.1 percent) residential customers, or approximately 3.6 percent of eligible load, have chosen an electricity supplier other than Niagara Mohawk. See “FERC Order 888 - Open Access” below for a discussion of open transmission access as a result of the formation of the NYISO. Niagara Mohawk will continue to distribute electricity through its transmission and distribution systems for all customers, regardless of supplier, and will be provider of last resort for those customers who do not exercise their right to choose a new electricity supplier. If a customer chooses an alternative supplier, Niagara Mohawk, as allowed under Power Choice, continued to charge the customer for delivery of the energy and for a non-by-passable CTC charge. Niagara Mohawk also gave a credit to the customer for any services provided by the alternative energy supplier that was provided by Niagara Mohawk in the past.

During the term of the Power Choice agreement, Niagara Mohawk was permitted to defer certain incremental costs associated primarily with environmental remediation and changes in laws, regulations, rules and orders. On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. The rate plan changes allow for implementation of the Power Choice agreement to pass-through certain commodity-related costs to customers beginning September 1, 2001. Electric commodity costs, which fluctuate with market conditions, were projected to be higher as a result of recent trends in commodity markets, increases in charges from the NYISO and the expiration of some Niagara Mohawk supply contracts. Partially offsetting the projected increase in commodity costs was a reduction in overall, system-wide rates for electric delivery service of 5.4 percent associated with a lowering of the competitive transition charge with respect to existing supply contracts. The overall average price increase was projected to be 4.9 percent, with the average residential bill increasing 7.9 percent. Such increases were dependent upon actual commodity market conditions. However, residential and commercial customers were provided with a partial price protection from severe fluctuations in the commodity prices through a delivery charge adjustment mechanism. The Merger Rate Plan described above superseded these rates on January 31, 2002, upon the closing of the merger and continues the pass-through of commodity costs.

Beginning in year four of Power Choice, Niagara Mohawk was continuing to recover the cost variations in the indexed swap contracts entered into as part of the MRA, resulting from the indexing provisions of these contracts. As these indexed swap contracts and other contracts expire, the fluctuations in market price of unhedged energy are billed to customers through a commodity adjustment clause. Under the principles established in Power Choice, as these contracts expire, customers who buy electricity from Niagara Mohawk assumed the commodity price risk for energy associated with the expiring contracts. Niagara Mohawk’s rates under Power Choice were designed to permit recovery of the MRA regulatory asset and to permit recovery of, and a return on, the remainder of its assets, as appropriate.

Generation Asset Sales.  During 1999, Niagara Mohawk completed the sale of its coal-fired generation plants, its hydro generation plants, and its oil and gas-fired generation plant at Oswego for $860 million. These assets had a combined net book value of approximately $957 million (including materials, supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of approximately $27 million, primarily due to a lower amount of fuel being delivered to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement. During 2000, Niagara Mohawk completed the sale of its oil and gas-fired plant at Albany for $47.5 million. The Albany plant had a net book value of approximately $36.4 million (including materials, supplies and fuel) at the time of the sale. On January 30, 2001, Niagara Mohawk completed the sale of its 25 percent interest in the Roseton Steam Station for approximately $83.9 million. Niagara Mohawk’s share of the Roseton plant had a net book value of approximately $38.3 million (which includes materials, supplies and fuel) at closing. On November 7, 2001, Niagara Mohawk sold its nuclear assets to Constellation pursuant to which Niagara Mohawk received approximately $271 million in cash and would receive five annual principal and interest payments totaling $332 million. Niagara Mohawk’s share of the plant had a net book value (which includes materials, supplies and fuel) of approximately $1.6 billion as of the closing, excluding the reserve for decommissioning costs. On April 12, 2002, Constellation pre-paid the note to Niagara Mohawk in full, such that Niagara Mohawk received $261.5 million in cash, including $11.7 million in interest.

For a further discussion of these sales, see Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies. For a discussion on how Niagara Mohawk used the proceeds from the sale of its generation assets, see “Liquidity and Capital Resources.”

Niagara Mohawk signed agreements with the buyers of the plants for energy and capacity at negotiated prices which are above market, based on current energy price forecasts. While the PPAs with the buyers of the formerly owned fossil and hydro assets, which were entered into as an integral part of the sales, are above market, they are designed to help Niagara Mohawk meet rate reduction and price cap commitments as well as expected demand as the provider of last resort. The PPAs converted to either swap agreements or swaptions (swap agreement with a call option). These swaps act as hedges against a substantial rise in power costs. Niagara Mohawk also signed PPAs with Constellation to purchase energy at negotiated competitive prices for ten years and revenue sharing agreements. See Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies, Note 8. Commitments and Contingencies, and Note 9. Fair Value of Financial and Derivative Financial Instruments, for a further discussion of the terms of these agreements.

Under the Power Choice agreement, the net losses resulting from the sale of the fossil and hydro generation asset portfolio were deferred for future recovery. Niagara Mohawk was not allowed to earn a return on the deferred loss during the Power Choice period (September 1, 1998 through January 31, 2002). In addition, the PSC has allowed Niagara Mohawk to offset the proceeds from the sale of the fossil and hydro generation assets by the net present value of the amount which the actual amount incurred on the hydro PPAs exceeded the forecasted amount reflected in Power Choice. On January 31, 2002, Niagara Mohawk began recovery of the loss on the fossil and hydro generation assets of approximately $122.5 million, which is included in Niagara Mohawk’s Consolidated Balance Sheets as “Merger rate plan stranded costs.”

Pursuant to the PSC Order approving the sale of the nuclear assets, dated October 24, 2001, Niagara Mohawk was required to write-off $123 million of nuclear investment. The PSC Order provides for the deferral and future recovery of the remaining nuclear stranded costs. Niagara Mohawk began to amortize the regulatory asset related to the loss on the sale of the nuclear assets immediately subsequent to such sale. As of December 31, 2001, Niagara Mohawk had a regulatory asset of $1,074.6 million for the net loss on the sale of its nuclear generation assets. Under the Merger Rate Plan, Niagara Mohawk agreed to forgo collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates. The nuclear regulatory asset that remained after such a write-off is included in Niagara Mohawk’s balance sheet as “Merger rate plan stranded costs.” The amount of the regulatory asset related to the sale of the nuclear assets is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. Remaining stranded costs related to the sale of all of the generation assets and the MRA regulatory asset will be amortized over ten years based upon a pattern established in the Merger Rate Plan. For a further discussion of the loss incurred on these sales, see Item 8. Financial Statements and Supplementary Data, Note 3. Rate and Regulatory Issues and Contingencies.

Niagara Mohawk has recorded a non-cash incentive as provided for in Power Choice of $18.6 million based on the asset sales of which $9.0 million is reflected in income in 1999, $2.8 million is reflected in income in 2000 and $6.8 million is reflected in income in 2001 in the “Other income (deductions)” line item of the Consolidated Income Statements. The incentive earned reflects PSC Staff recommended adjustments based on their review to date and is included in the other regulatory assets on the Consolidated Balance Sheets. The Merger Rate Plan did not establish a recovery period for the incentives.

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

The MRA had the effect of reducing Niagara Mohawk’s IPP payments by more than $500 million annually in 1998 and 1999 as compared to leaving the pre-existing contracts in place, net of purchases of power at market price. These savings have been partially reduced in 2000 through June 2002 as a result of the increase in commodity prices. The resulting improvement in cash flow and the proceeds from the sale of the generation assets allowed Niagara Mohawk to repay debt and repurchase Holdings’ common stock.

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

Niagara Mohawk has pursued other opportunities to reduce its payments to IPPs that were not party to the MRA. Under Power Choice, Niagara Mohawk is permitted to defer and amortize the cost of any additional IPP contract buyouts. In 1999 through June 2002, 13 IPP contracts for approximately 161 MW were terminated for a total consideration (cash and/or notes) of $242.1 million. Deferred costs associated with IPP buyouts must generally be amortized over five years, unless PSC approval is obtained for a different amortization period. Niagara Mohawk retains the annual net savings from the buyouts during the remaining term of Power Choice to offset the amortization expense.

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

In the Merger Rate Plan and long-term rate settlement, the PSC approved certain modifications to Rule 52. In brief, these modifications are: (1) Rule 52 will not apply to a customer’s premises which is disconnected from the Niagara Mohawk system and is supplied by generation installed after the effective date of the Merger Rate Plan when the generator is used exclusively to serve the customer; and (2) under specified circumstances when the customer disconnects from the Niagara Mohawk system and is connected to generation located on or immediately adjacent to the customer’s premises. The approved settlement provides that it does not preclude the parties from advocating that the Commission modify or eliminate Rule 52 or the Commission from adopting different policies on its own.

Lakewood and Alliance for Municipal Power

In August 1997, Niagara Mohawk provided the Village of Lakewood (“Lakewood”) with an estimate of its stranded cost obligations under both Rule 52 of Niagara Mohawk’s retail tariff and FERC Order No. 888. In June 1998, Lakewood filed a petition with FERC seeking a determination that it would not be responsible for any of Niagara Mohawk’s stranded costs if it created a new municipal electric system.

On December 11, 1998, the FERC issued an order granting Niagara Mohawk’s request for clarification that Order No. 888 does not preempt the exit fee provision of the Retail Tariff and directing that Lakewood’s case before the FERC be held in abeyance pending the resolution by the PSC of Lakewood’s stranded cost obligation under the exit fee provisions of Niagara Mohawk’s Retail Tariff.

During 1999, the PSC established a formal proceeding in this matter. Niagara Mohawk’s exit fee estimate was $18 million. Lakewood’s exit fee estimate was approximately $5 million. The parties to the case subsequently entered into a number of stipulations that subjects any exit fee established by the PSC to a true-up based on the resolution of certain issues presented in other proceedings or forums. These include stipulations which call for ultimate determinations outside this case of the amortization period for regulatory assets, and return on Niagara Mohawk’s regulatory assets for nuclear stranded costs, the MRA and loss on the sale of the fossil and hydro generation assets.

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether certain changes to Rule 52 should be implemented at the expiration of the five year term of Power Choice. Lakewood has requested rehearing of the PSC’s September 11, 2000 order, and this rehearing request is still pending. On February 14, 2001, the Attorney General of the State of New York filed papers with the PSC requesting that the amount of the fee be reduced to approximately $2.8 million to reflect deletion of stranded costs claimed to be unrelated to local service.

In October 2001, Alliance for Municipal Power (AMP) filed a petition for a declaratory ruling to require Niagara Mohawk to provide exit fee calculations. In November 2001, AMP also filed comments in opposition to the merger Joint Proposal seeking an exit fee calculation using merger rate plan numbers. At AMP’s request, Niagara Mohawk has provided an aggregate exit fee estimate of approximately $104 million, assuming the 21 AMP communities were to exit this summer and assuming a transmission revenue credit. Niagara Mohawk is unable to predict the outcome of this proceeding at this time. While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

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

This mediation process commenced in August 2001 and involved all entities involved in the three Northeast regions, as well as Canadian entities. The mediation process focused on developing a “best practices” approach and associated business plan to migrate the three ISOs into one Northeast RTO. The resulting business plan was submitted by the FERC ALJ to the Commission on September 17, 2001. Additionally, the FERC issued a rulemaking to address Standard Market Design regarding the buying and selling of power. The FERC requested in a December 2001 order that all industry segments try to agree on a single standards organization that would establish national standards business practices for the wholesale electric industry. FERC has also solicited comments on a wide range of issues, including: transmission pricing, pricing for electric energy and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or “ICAP”), and resolution of “seams” – or conflicting practices or charges that inhibit inter-regional energy transactions.  All of these either directly or indirectly affect the Niagara Mohawk’s business.  It is anticipated that FERC will launch a formal notice of proposed rulemaking proceeding this summer.

In January 2002, PJM Interconnection, together with the Midwest Independent Transmission System Operators, Inc. and the Southwest Power Pool, Inc., announced the formation of a Single Market Design Forum to identify the needs of market participants and promote efficiency in electricity markets. On January 29, 2002, the NYISO and the ISO New England executed an agreement to develop a common electricity marketplace for their adjacent regions based on common market design and to evaluate the possibility of creating a Northeast RTO, even though the geographic scope of such an RTO is still an open question.

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

FERC Order on Niagara Mohawk’s Transmission Rates with Sithe.    Sithe/Independence Power Partners, LP (“Sithe”) had filed two separate complaints against Niagara Mohawk in 1995 and 1999 challenging the transmission rates charged by Niagara Mohawk. In its most recent complaint, Sithe also challenged Niagara Mohawk’s revenue requirements and loss methodology and also sought a refund of approximately $65 million, for certain interconnection facilities for which Sithe agreed to pay in 1992.

In June 2001, Niagara Mohawk and Sithe filed a settlement with FERC. On March 27, 2002, FERC approved the proposed settlement and terminated these two FERC dockets.

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

OTHER FEDERAL AND STATE REGULATORY INITIATIVES

Gas Multi-Year Rate and Restructuring Agreement.   Niagara Mohawk filed a three-year gas rate and restructuring proposal on March 11, 1999, in anticipation of the expiration of its 1996 three-year gas rate settlement agreement, which expired on November 1, 1999. On July 19, 2000, the PSC approved the agreement that had been negotiated between Niagara Mohawk and the PSC Staff and became effective on August 1, 2000. The agreement includes the following:

o	A freeze on Niagara Mohawk’s delivery rates for a three-year, ten-month period, beginning November 1, 1999. This would align the expiration of the gas rate agreement with the expiration of the Power Choice agreement.
o	Commodity costs continue to be passed through to customers.
o	Niagara Mohawk will recover all potential stranded pipeline capacity costs that result from customer switching through the use of the contingency reserve account, which was established by the previous gas settlement agreement.
o	Niagara Mohawk would give each customer who migrates to another gas supplier a merchant function backout credit, which reflects services Niagara Mohawk is no longer providing to that customer. Any stranded transition costs related to migration will be recoverable through the contingency reserve account.
o	A rate of return on common equity (“ROE”) cap over the settlement period of 10 percent with a 50/50 sharing of excess earnings above the cap if Niagara Mohawk does not achieve any of the incentive linked with customer awareness and understanding of their ability to choose an alternate commodity supplier or with the incentive related to customer migration levels. Niagara Mohawk will be able to increase its earned ROE (up to 12 percent) without any sharing by achieving the incentive linked to customer awareness and understanding of supplier choice and the incentive linked to migration levels.

The Merger Rate Plan extends this settlement for an additional 16 months to December 2004.

Change of Fiscal Year.   Niagara Mohawk changed its fiscal year from a calendar year ending December 31 to a fiscal year ending March 31. Niagara Mohawk made this change in order to align its fiscal year with that of its new parent company, National Grid. Niagara Mohawk’s first new full fiscal year began on April 1, 2002 and will end on March 31, 2003.

Critical Accounting Policies.   There are certain critical accounting policies that are based on assumptions and conditions that if changed could have a material effect on the financial condition, results of operations and liquidity of Niagara Mohawk. The following accounting policies are particularly important to the financial condition and results of operations of Niagara Mohawk: regulatory accounting (including the collection of fuel expense through the electric fuel adjustment clause and the gas cost collection mechanism), goodwill accounting and derivative accounting.

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

Under the Merger Rate Plan, Niagara Mohawk’s remaining electric business (electric transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

The acquisition of Niagara Mohawk is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in approximately $1.146 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” This amount was determined pursuant to a study conducted by an independent third party. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic goodwill impairment tests. Niagara Mohawk performed a comprehensive impairment test at March 31, 2002. As a result of such analysis, it was determined there was no impairment of goodwill at that date.

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

For further discussion of Critical Accounting Policies see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Item 8. Financial Statements and Supplementary Data, Note 1. Summary of Significant Accounting Policies, Note 3. Rate and Regulatory Issues and Contingencies and Note 9. Fair Value of Financial and Derivative Financial Instruments.

RESULTS OF OPERATIONS

The following discussion presents the material changes in results of operations. Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger or the “successor” period. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” for further discussion of how the closing of the merger with National Grid will impact the future results on Niagara Mohawk. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

To assist in the comparability of Niagara Mohawk’s financial results and discussions, results of operations for the three months ended March 31, 2002 include results for the 30 day period of the predecessor and the 60 day period of the successor and are designated as “combined.”

Earnings for the three months ended March 31, 2002 were $9.7 million as compared to $35.2 million for the same period in 2001.

Earnings for the three months ended March 31, 2002 were negatively impacted by the following items:

o	Incremental storm expense of $13.9 million.
o	Higher employee welfare expenses primarily due to separation cost of $7.1 million and higher pension and other postretirement benefits expense and accruals of $14.3 million.
o	Incremental merger related costs of $11.4 million.
o	The recording of a non-cash incentive of $6.8 million in the three months ended March 31, 2001 due to the gain on the sale of the Roseton Steam Station. No incentive was recorded in the three months ended March 31, 2002.
o	In the three months ended March 31, 2001, Niagara Mohawk received $22.2 million in GRT Power for Jobs credits due to a prior year true-up. GRT credits of $1.2 million were received in the same period in 2002 due to a prior year true-up.

Earnings for the three months ended March 31, 2002 were positively impacted by the following items:

o	Lower interest expense of approximately $10.9 million due to the repayment of debt during 2001.
o	An increase in interest income and carrying charges of $9.0 million primarily due to interest income received on the note receivable from Constellation related to the nuclear sale.
o	In the three months ended March 31, 2001, Niagara Mohawk was exposed to higher natural gas prices in its purchased power portfolio of $23.3 million, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Niagara Mohawk took steps to hedge against further volatility in natural gas prices, largely by purchasing New York Mercantile Exchange (“NYMEX”) gas future contracts through August 2001. On September 1, 2001, the rate plan changes under the Power Choice agreement allowed for the pass-through of most commodity-related costs to customers. This pass-through of commodity costs to customers continues under the Merger Rate Plan.
o	A decrease in bad debt expense of $5.7 million.

Niagara Mohawk experienced a loss in 2001 of $1.3 million as compared to a loss of $53.7 million in 2000 and a loss of $38.9 million in 1999.

Earnings for 2001 were positively impacted by the following items:

o	Niagara Mohawk recorded previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million.
o	Electric margin was higher in 2001 as compared to 2000 by $71.5 million, in part due to the ability of Niagara Mohawk to recover its commodity costs through the commodity adjustment clause mechanism beginning on September 1, 2001.
o	Lower interest expense of approximately $44.9 million due to the repayment of debt during 2000 and 2001.
o	Lower depreciation expense and real estate taxes of $24.5 million primarily as a result of the nuclear sale.
o	Lower nuclear operating and maintenance expense (net of deferrals and amortizations) of $21.2 million as a result of the sale of the nuclear assets.
o	The increase in GRT credits recorded by Niagara Mohawk of $32.6 million due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program.
o	Lower non-nuclear operating and maintenance expense of $15.7 million as a result of the sale of the non-nuclear assets.

Earnings for 2001 were negatively impacted by the following items:

o	Niagara Mohawk recorded a non-cash pre-tax write-off of $123 million to reflect the disallowed nuclear investment costs as part of a regulatory settlement agreement related to the sale of the nuclear assets.
o	The insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort was $5.6 million in 2001 as compared to $29.9 million in 2000.
o	The impact of higher natural gas prices on indexed IPP contracts in the first eight months of 2001 as compared to the first eight months of 2000, which increased purchased power costs by $33.0 million. On September 1, 2001, the commodity adjustment clause was implemented that allows Niagara Mohawk to pass-through commodity costs to customers.
o	Amortization of the nuclear regulatory asset of $29.6 million in accordance with the PSC Order approving the November 2001 sale of the nuclear assets.
o	Higher pension expense of $18.7 million and compensation expense of $12.7 million.
o	An increase in bad debt expense of $7.7 million which reflects the impact of the higher natural gas prices on customers early in 2001.
o	A reduction in electric revenues by $7.7 million as a result of the implementation of Niagara Mohawk’s third phase of rate reductions in September 2000 under Power Choice.

The loss for 2000 included an extraordinary item related to the early retirement of debt of $0.9 million. The loss for 1999 included an extraordinary item related to the early retirement of debt of $23.8 million. Earnings for 2000 were increased by $33.8 million due to lower interest costs as a result of Niagara Mohawk’s debt retirement program, by $19.4 million related to the insurance proceeds and disaster relief recovery associated with the January 1998 ice storm restoration effort, and by $9.2 million due to lower costs related to the 1999 implementation of a new customer service system.

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

The following discussion and analysis highlights items that significantly affected Niagara Mohawk’s operations during the three-year period ended December 31, 2001 and the three months ended March 31, 2002 and 2001. This discussion and analysis is not likely to be indicative of future operations or earnings, particularly in view of the sale of Niagara Mohawk’s generation assets, the merger, and the implementation of the Merger Rate Plan. Also, as a National Grid company, Niagara Mohawk will be reporting results in the future on a fiscal year ending March 31, which may affect comparability to prior results. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will impact the future results of Niagara Mohawk. It should also be read in conjunction with Item 8. Financial Statements and Supplementary Data, and other financial and statistical information appearing elsewhere in this report.

Customer Service System.  In mid-February 1999, Niagara Mohawk implemented a new Customer Service System (“CSS”). The CSS replaced existing order, billing, collection and other infra-structural systems and is designed to provide real-time information as well as a more flexible and streamlined billing system. The CSS provided the retail access and unbundled bill functionality required under Power Choice and also addressed Year 2000 compliance. These capabilities could not be developed in the previous systems.

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

The CSS transition period presented financial exposures as outstanding accounts receivables increased. Niagara Mohawk’s bad debt expense for 1999 was $64.0 million as compared to $31.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Niagara Mohawk took aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts could be returned to a level appropriate in the normal course of business. These actions included increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather. Bad debt expense for 2000 was reduced to $56.6 million, but also reflects the significant increase in gas commodity prices in the second half of 2000, which was passed through to gas customers. Bad debt expense increased to $64.3 million in 2001, which also reflected the continued increase in gas commodity prices in early 2001. Bad debt expense was $17.1 million for the three months ended March 31, 2002 as compared to $22.8 million for the three months ended March 31, 2001.

The PSC had evaluated the development and implementation costs of the CSS project, as well as Niagara Mohawk’s response to the transition problems incurred during implementation and raised certain concerns. Niagara Mohawk believes it has addressed the concerns raised by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

REVENUES AND SALES

Electric:

Electric revenues for the three months ended March 31, 2002 and March 31, 2001 were $822.7 million and $823.6 million, respectively, and for the year ended 2001 were $3,401.9 million, and were $3,207.4 million and $3,247.8 million in the years 2000 and 1999, respectively.

As summarized in the table below, electric revenues decreased $0.9 million or 0.1 percent in the three months ended March 31, 2002 as compared to the same period in the 2001 and $194.4 million or 6.1 percent in the calendar year 2001 as compared to the same period in 2000.

Electric revenues decreased in the three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of lower sales to ultimate customers due to the warmer weather. In addition, transmission revenues decreased $8.6 million primarily due to the introduction of the transmission revenue adjustment mechanism on September 1, 2002, which reduced transmission revenues by $7.1 million. These decreases were partially offset by an increase in distribution of energy of $19.2 million; higher electric rates since September 2001 of $21.3 million since the commodity cost reflected in rates was higher, partially offset by lower delivery rates; an increase in systems benefit charge revenue recoveries of $5.5 million and an increase in unbilled revenues of $5.8 million. In accordance with Power Choice and the Merger Rate Plan, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. The systems benefits charge is offset in other operation and maintenance expense. The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

The increase in electric revenues in 2001 as compared to 2000 is primarily due to an increase in sales for resale of $118.0 million as a result of higher sales to the NYISO; higher overall Power Choice rates since September 2001 of $36.5 million since the commodity cost reflected in rates was higher, partially offset by lower delivery rates; an increase in miscellaneous revenues of $26.9 million; an increase in transmission revenues of $11.3 million and an increase in the systems benefit charge revenue recoveries of $23.6 million.

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

As summarized in the table below, electric revenues in calendar year 2000 decreased $40.4 million from the calendar year 1999 due to a decrease in retail revenues of $266.2 million or a decrease of 8.7 percent. This decrease was primarily due to a decrease in electric sales/deliveries to ultimate consumers as a result of the milder summer of 2000 compared to the warmer than normal weather of 1999 and also due to lower prices. This decrease was partially offset by an increase in sales for resale of $65.1 million, due primarily to increased sales to the NYISO, an increase in miscellaneous revenues, of $20.2 million (primarily unbilled revenues) and an increase in transmission revenues of $16.8 million. A portion of the decrease in retail revenues, and increase in unbilled revenues is attributable to the effect of changing from bi-monthly to monthly billing. Transmission revenues increased as a result of increased revenues from transmission congestion contracts implemented as part of the NYISO. The decrease in electric sales to ultimate consumers and the increase in distribution of energy of $123.8 million reflects the growing number of customers that purchase electricity from other suppliers. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected as “Distribution of Energy.” The GWh that are delivered to the customers who have chosen an alternative supplier are not included in Niagara Mohawk’s sales amounts. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in “Other Electric Systems.”

See Item 8. Financial Statements and Supplementary Data - Electric Statistics, for a summary of electric revenue and sales data for the three months ended March 31, 2002 and March 31, 2001 and the years 1999 through 2001.

                                   Increase (decrease) from prior period
                                          (In millions of dollars)
                                    Three Months
                                       Ended
                                      March 31,       Years Ended
                                     (Combined)       December 31,
Electric Revenues                        2002       2001        2000
----------------------------------------------------------------------
                                                      (Predecessor)
Changes in volume and mix of
 sales to ultimate consumers         $ (45.0)     $  22.6     $(275.6)
Sales to other electric systems          0.9        118.0        65.1
Systems benefit charge recovery          5.5         23.6        (1.0)
Unbilled revenues                        5.8        (14.7)       51.0
Transmission of energy                  (8.6)        11.3        16.8
Distribution of energy                  19.2         (2.9)      123.8
Electric Rates                          21.3         36.5       (20.5)
                                     ---------------------------------
                                     $  (0.9)     $ 194.4     $ (40.4)
                                     =================================

Electric kilowatt-hour sales were 9.4 billion and 9.3 billion for the three months ended March 31, 2002 and the same period in 2001, respectively, and 39.9 billion in the calendar year 2001, and 36.3 billion in the calendar year 2000 and 36.8 billion in the calendar year 1999.

Electric deliveries for the three months ended March 31, 2002 as compared to the same period in 2001 increased 0.1 billion KWh and increased 3.6 billion KWh or 10.0 percent in the calendar year 2001 as compared to the same period in 2000. The increase in the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to an increase in sales for resale of 0.7 billion KWh as a result of higher sales to the NYISO and an increase in distribution of energy of 0.2 billion KWh, partially offset by a decrease in sales to ultimate customers of 0.7 billion KWh primarily due to the milder weather.

The increase in calendar year 2001 is primarily due to an increase in sales for resale of 4.1 billion KWh as a result of higher sales to the NYISO, partially offset by a decrease in sales to ultimate customers of 0.3 billion KWh due to the milder weather in 2001 as compared to 2000.

Electric deliveries for calendar year 2000 decreased 0.5 billion KWh or 1.2 percent as compared to the same period in 1999. The decrease is primarily due to a decrease in sales to ultimate customers offset by higher distribution deliveries as compared to 1999. Sales to other electric systems were slightly higher in 2000.

Detail of the changes in electric revenues and KWh sales by customer group are highlighted in the following table:

                             Three Months
                                Ended
                              March 31,
                                 2002
                              (Combined)  % Increase (decrease)
                                 % of      from prior quarter    % Increase (decrease) from prior year
                               Electric          2002                  2001               2000
Class of Service               Revenues   Revenues   KWh Sales  Revenues  KWh Sales  Revenues  KWh Sales
--------------------------------------------------------------------------------------------------------
 Residential                     39.9        0.7       (4.0)       2.0      (0.1)     (5.1)      (3.8)
 Commercial                      30.0       (5.5)      (7.8)       2.7      (1.5)    (13.3)     (15.1)
 Industrial                      10.8      (19.9)     (17.0)      (1.1)     (8.7)     (6.5)     (15.0)
 Industrial - Special             1.7      (13.4)     (15.0)       4.1       8.6      (3.6)      (4.9)
 Other                            1.2       98.3       (4.4)     (21.6)     (7.2)    (20.9)     (16.5)
                               -------------------------------------------------------------------------
  Total to ultimate consumers    83.6       (4.4)      (9.1)       1.5      (1.0)     (8.7)     (10.3)
 NYISO and other                  3.6        3.1      152.9      104.4     200.8     136.1       21.1
 Distribution of energy           6.9       50.6       16.6       (1.6)     (2.6)    220.7      200.7
 Transmission of energy           4.3      (19.4)         -        9.6         -      16.7          -
 Miscellaneous                    1.6      285.6          -      131.7         -         -          -
                               -------------------------------------------------------------------------
  Total                         100.0       (0.1)       1.1        6.1      10.0      (1.2)      (1.2)
                               =========================================================================

Gas:

Gas revenues decreased $126.5 million in the three months ended March 31, 2002 from the comparable period in 2001 due to lower gas prices being passed through to customers and milder weather in 2002. Gas revenues increased $63.0 million or 9.6 percent in the calendar year 2001 primarily as a result of higher gas prices being passed through to customers in early 2001, despite overall milder weather in 2001.

Gas revenues increased $78.9 million or 13.6 percent in calendar year 2000 primarily as a result of higher gas prices being passed through to customers and colder weather in 2000.

                                     Increase (decrease) from prior period
                                             (In millions of dollars)
                                      Three Months
                                          Ended
                                        March 31,         Years Ended
                                       (Combined)         December 31,
Gas Revenues                              2002      2001              2000
----------------------------------------------------------------------------
Transportation of customer-owned gas   $   6.2     $ (3.4)           $  4.3
Gas Adjustment Clause revenues          (114.5)      65.5              84.8
Revenue sharing mechanisms                   -        6.9              (8.2)
Spot market sales                            -       (1.6)             (2.7)
Changes in volume and mix of sales
   to ultimate consumers                 (18.2)      (4.4)              0.7
                                       -------------------------------------
                                       $(126.5)    $ 63.0            $ 78.9
                                       =====================================

Gas sales in the three months ended March 31, 2002, excluding transportation of customer-owned gas and spot market sales, were 27.9 million Dth, a 19.6 percent decrease from the same period in 2001. The decrease was primarily due to milder weather in the three months ended March 31, 2002 as compared to the same period in 2001.

Gas sales in the calendar year 2001, excluding transportation of customer-owned gas and spot market sales, were 64.1 million Dth, a 9.7 percent decrease from 2000. The decrease in gas sales is primarily attributable to milder weather in 2001 as compared to 2000. Gas delivered was also negatively impacted by a decrease in transportation volumes of 14.4 million Dth or 10.2 percent as a result of customers purchasing less gas from other gas providers.

Gas sales in the calendar year 2000, excluding transportation of customer-owned gas and spot market sales, were 71.0 million Dth, a 3.5 percent increase from 1999. The increase in gas sales is primarily attributable to colder weather in the fourth quarter of 2000. Gas delivered was also positively impacted by an increase in transportation volumes of 2.9 million Dth or 2.1 percent as a result of customers purchasing more gas from other gas providers.

Changes in gas revenues and Dth sales by customer group are detailed in the table below:

                                   Three Months
                                       Ended
                                     March 31,
                                       2002
                                    (Combined) % Increase (decrease)
                                       % of      from prior quarter  % Increase (decrease) from prior year
                                        Gas             2002                2001                 2000
Class of Service                     Revenues    Revenues   Sales    Revenues    Sales    Revenues   Sales
----------------------------------------------------------------------------------------------------------
Residential                            67.2       (38.4)    (21.5)       7.4     (10.0)      17.4     5.2
Commercial                             21.7       (37.8)    (14.2)      11.9      (8.7)      17.8    (1.9)
Industrial                              0.3       (56.3)     11.0        4.2     (20.1)      29.8     8.8
                                      --------------------------------------------------------------------
 Total to ultimate consumers           89.2       (38.3)    (19.6)       8.3      (9.7)      17.5     3.5
Other gas systems                         -       383.3         -      (20.0)     (7.7)      84.2    30.0
Transportation of customer-owned gas    9.7        38.6      (1.6)      (5.5)    (10.2)       7.4     2.1
Spot market sales                         -           -         -     (100.0)   (100.0)     (62.5)  (67.7)
Miscellaneous                           1.1       (69.8)        -      287.7         -      (61.0)      -
                                      --------------------------------------------------------------------
 Total                                100.0       (35.5)    (10.9)       9.6     (10.3)      13.6     2.0
                                      ====================================================================

OPERATING EXPENSES

Niagara Mohawk has taken two significant actions during the last several years that impact the components of its cost structure. Beginning in 1998, the MRA had the effect of lowering purchased power costs from IPPs by more than $500 million annually, net of purchases of power at market prices, while creating a regulatory asset that increases amortization expense by approximately $386.5 million per year and increasing interest expense due to the debt incurred to finance the MRA ($3.45 billion in 1998). In 1999 through 2001, Niagara Mohawk sold all of its generation assets, which reduced costs of ownership such as fuel, operating costs, property taxes and depreciation. However, Niagara Mohawk entered into PPAs or financial swaps with the buyers of the formerly owned generation assets, which were entered into as an integral part of the generation sales, that increased its electricity purchased power costs by $102.7 million and $18.9 million for the three months ended March 31, 2002 and 2001, respectively, and $130.9 million, $120.0 million and $125.4 million in the calendar years 2001, 2000 and 1999, respectively. These purchase power contracts mainly expire in 2003.

                Electric Fuel and Purchased Power Costs for the quarters ended:

(in millions of dollars)                   March 31, 2002       March 31, 2001
                                            (Combined)           (Predecessor)
                                         Gwh         Cost       Gwh       Cost
                                      -------------------------------------------
Fuel for electric generation:
 Coal                                       -       $    -         -      $    -
 Oil and Natural Gas                        -            -       115         5.2
 Nuclear                                    -            -     2,044         9.1
                                      -------------------------------------------
  Total electric generation                 -            -     2,159        14.3
                                      -------------------------------------------
Electricity purchased:
  IPPs:
   Capacity                                 -          4.0         -         4.4
   Energy and taxes                       671         46.8     1,128        63.8
                                      -------------------------------------------
    Total IPP purchases                   671         50.8     1,128        68.2
                                      -------------------------------------------
  Generation PPAs:
   Capacity                                 -          6.5         -         8.3
   Energy and taxes                     2,623         87.0       729        21.2
                                      -------------------------------------------
    Total generation purchases          2,623         93.5       729        29.5
                                      -------------------------------------------
  NYISO-energy purchases                3,525        102.0     2,715       135.7
  NYISO-ancillary charges                   -          9.5         -         8.5
  Other purchases                       1,974         39.4     1,990        37.7
  Swap payments                             -         48.0         -        15.6
                                      -------------------------------------------
    Subtotal purchases                  8,793        343.2     6,562       295.2
  Deferral                                  -            -         -        (4.1)
                                      -------------------------------------------
    Total purchases                     8,793        343.2     6,562       291.1
                                      -------------------------------------------
Total generated and purchased           8,793        343.2     8,721       305.4
                                      -------------------------------------------
Delivery of energy for others, net of
  losses and Niagara Mohawk use           627            -       597           -
                                      -------------------------------------------
                                        9,420       $343.2     9,318      $305.4
                                      ===========================================
Average Unit Cost (cents per KWh)*
Fuel for electric generation                             -                   0.66
Electricity purchased                                 3.90                   4.50
  Combined unit cost                                  3.90                   3.55

    Electric Fuel and Purchased Power Costs for the years:
                                                             (Predecessor)
(in millions of dollars)                    2001                 2000               1999
                                       Gwh       Cost       Gwh       Cost      Gwh       Cost
                                     ------------------------------------------------------------
Fuel for electric generation:
 Coal                                     -    $     -         -  $      -     2,989      $ 44.9
 Oil and Natural Gas                    115        5.2       764      35.4     3,228       104.9
 Nuclear                              6,666       32.0     7,962      39.0     7,166        36.9
 Hydro                                    -          -         -         -     1,396           -
                                     ------------------------------------------------------------
  Subtotal electric generation        6,781        37.2    8,726      74.4    14,779       186.7
 Deferral                                 -           -        -         -         -         3.0
                                     ------------------------------------------------------------
  Total electric generation           6,781        37.2    8,726      74.4    14,779       189.7
                                     ------------------------------------------------------------
Electricity purchased:
 IPPs:
  Capacity                                -        14.1        -      13.7         -        13.8
  Energy and taxes                    3,340       186.0    5,077     273.6     6,768       324.9
                                     ------------------------------------------------------------
   Total IPP purchases                3,340       200.1    5,077     287.3     6,768       338.7
                                     ------------------------------------------------------------
 Generation PPAs:
  Capacity                                -        27.5        -      44.1         -        42.8
  Energy and taxes                    3,839       119.1    3,274      92.9     3,490        80.9
                                     -----------------------------------------------------------
   Total generation purchases         3,839       146.6    3,274     137.0     3,490       123.7
                                     ------------------------------------------------------------
  NYISO-energy purchases             15,490       680.8    8,981     427.4     1,077        28.0
  NYISO-ancillary charges                 -        42.1        -      53.3         -         4.6
  Other purchases                     7,788       141.2    8,785     147.5    11,229       217.4
  Swap payments                           -       104.9        -     110.5         -        98.2
                                     ------------------------------------------------------------
   Subtotal purchases                30,457     1,315.7   26,117   1,163.0    22,564       810.6
 Deferral                                 -       (11.5)       -     (18.9)        -        (3.6)
                                     ------------------------------------------------------------
  Total purchases                    30,457     1,304.2   26,117   1,144.1    22,564       807.0
                                     ------------------------------------------------------------
Total generated and purchased        37,238     1,341.4   34,843   1,218.5    37,343       996.7
                                     ------------------------------------------------------------
Delivery of energy for others, net of
    losses and Niagara Mohawk use     2,693           -    1,463         -      (587)          -
                                     ------------------------------------------------------------
                                     39,931    $1,341.4   36,306  $1,218.5    36,756      $996.7
                                     ============================================================
Average Unit Cost (cents per KWh)*
Fuel for electric generation                        0.55               0.85                  1.26
Electricity purchased                               4.32               4.45                  3.59
Combined unit cost                                  3.39               3.41                  2.71

*   The average unit cost does not include the deferred costs.

The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Niagara Mohawk generation. Other costs of power production, such as property taxes, other operating expenses and depreciation are included within other income statement line items.

Niagara Mohawk’selectricity purchased increased $52.1 million or 17.9 percent in the three months ended March 31, 2002 as compared to the same period in 2001 and $160.1 million or 14.0 percent in calendar year 2001 and $337.1 million or 41.8 percent in calendar year 2000, primarily because Niagara Mohawk had sold its generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO, (where the price of electricity was lower in 2001 as compared to 2000, as shown in the table above) or other parties (for a discussion of the portion of the purchases from the NYISO that are hedged, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk - “Electricity Price Risk”). Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation.

Significantly higher natural gas prices impacted Niagara Mohawk’s fuel and purchased power costs during the third and fourth quarters of 2000 and in early 2001, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Fuel and purchased power costs were also higher in the third and fourth quarters of 2000 and in early 2001 because of an indexed contract with the new owner of the Albany generating station and an indexed contract with an IPP not part of the MRA. Niagara Mohawk’s continued 25 percent ownership in the Roseton generating station also increased fuel and purchased power costs in the third and fourth quarters of 2000. The Roseton generating station was sold in January 2001. The Albany and Roseton stations are both fueled by oil or natural gas. With respect to its exposure to the restructured contracts with the IPPs and the Albany contract, in 2001 and through the first quarter of 2002, Niagara Mohawk took steps to hedge against further volatility in natural gas prices, largely by purchasing NYMEX gas futures contracts. Beginning in May 2002, Niagara Mohawk began purchasing NYMEX gas futures to hedge the period from July 2002 through March 2003. On September 1, 2001, the rate plan changes under the Power Choice agreement allowed for the pass-through of most commodity-related costs to customers. This pass-through of commodity costs to customers continues under the Merger Rate Plan.

IPP purchases decreased by $17.4 million in the three months ended March 31, 2002 as compared to the same period in 2001, since Niagara Mohawk entered into an agreement with one IPP that reduced the amount of energy it had to buy from them. In the three months ended March 31, 2001, Niagara Mohawk paid that IPP $18.4 million. Niagara Mohawk did not make any payments to that particular IPP in the same period in 2002. IPP purchases were lower in calendar year 2001 as compared to 2000 due to a decrease in hydro IPP production as a result of a reduction in water flow because of drier weather. The change in the deferral for electricity purchased is due to the regulatory treatment of the hydro PPA as discussed in Item 8. Financial Statements and Supplementary Data - Note 3. Rate and Regulatory Issues and Contingencies, “Deferred Loss on the Sale of Assets.”

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. See Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.” The IPP indexed swap contract prices were fixed for the initial two years of the contracts, then on July 1, 2000 began indexing to various factors including the cost of natural gas and inflation. Because of increases in the cost of natural gas, the indexing formula increased the contract prices for July through December 2000 by $54.6 million or 51 percent higher, for 2001 by $70.5 million or 34 percent higher and for the three months ended March 31, 2002 by $18.1 million or 33.4 percent higher than originally forecast. The hedges that Niagara Mohawk entered into mitigated the increases attributable to natural gas price indexing that Niagara Mohawk experienced. The Albany swap contract contains two provisions that allow Niagara Mohawk to better manage the increases in the indexed prices. Niagara Mohawk has the option of deciding between oil and natural gas for use in the indexing formula, and can call on notional quantities during periods when market prices are favorable. Under Power Choice, Niagara Mohawk absorbed the increases in the indexed contract prices until August 31, 2001. Thereafter, changes in prices are borne by customers.

Niagara Mohawk has taken several steps to reduce exposure to further variability. One of the eight IPP swap contracts was renegotiated to fix the gas price used for indexing for calendar year 2002. Also, for 2001 and the three months ended March 31, 2002, Niagara Mohawk entered into NYMEX gas futures contracts to hedge the escalation in the natural gas price component for the remaining seven IPP indexed swap contracts. In April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to hedge these swaps for the period May 2002 through June 2003.

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

The decrease in IPP purchases in 2000 as compared to 1999 is primarily due to the additional IPP contract buyouts made in 1999 and 2000. The amortization of the buyout costs is included on the “Amortization of stranded costs” line item of the Consolidated Statements of Income. The reductions in IPP purchases were offset in part by an increase in hydro IPP production due to an increase in water flow compared to 1999. Niagara Mohawk is required to purchase 100 percent of the output of these plants, in accordance with the hydro IPP contracts. Included in other purchases for the year ended December 31, 1999 are purchases from the New York Power Pool (“NYPP”), the predecessor of the NYISO. The decrease in other purchases for the year ended December 31, 2000 is primarily due to the elimination of NYPP.

Included in the NYISO ancillary charges is an operating reserve charge. This charge is based upon market prices, which significantly increased during the month of February 2000. Approximately one-half of the operating reserve charges have been reimbursed under the Huntley and Dunkirk financial swaps or passed on to customers that are charged a market price for commodity. During the first quarter of 2000, the NYISO, Niagara Mohawk, among others, petitioned the FERC to revise the calculation of this charge and requested a refund on the over charge. The NYISO temporarily set a price cap on the charge, which went into effect in March 2000. On May 31, 2000, the FERC denied the portion of the petition regarding the refund on the resulting overcharge. The NYISO filed an appeal to a denial of a rehearing request on November 16, 2001 in the D.C. District Court which Niagara Mohawk, among others, support.

Niagara Mohawk’s fuel for electric generation decreased $14.3 million or 100.0 percent in the three months ended March 31, 2002 as compared to the same period in 2001 and decreased $37.2 million or 50.0 percent in calendar year 2001 as compared to 2000 and $115.3 million or 60.8 percent in calendar year 2000 as compared to 1999, primarily as a result of the timing of the various sales of the generation assets. In addition, generation from Niagara Mohawk’s nuclear plants was reduced due to an extended outage of one of the nuclear plants in 2001.

Niagara Mohawk’s gas purchased expense decreased $119.6 million in the three months ended March 31, 2002 as compared to the same period in 2001 primarily as a result of lower natural gas prices. Dth purchased and withdrawn from storage were down 0.4 million Dth. Niagara Mohawk’s net cost per Dth, as charged to expense, including the effects of the gas commodity cost adjustment clause, decreased to $3.97 in the three months ended March 31, 2002 from $7.53 the same period in 2001 and increased to $6.45 in calendar year 2001 from $4.42 in calendar year 2000 and from $3.48 in calendar year 1999.

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

Other operation and maintenance expense for Niagara Mohawk has increased $26.2 million in the three months ended March 31, 2002 as compared to the same period in 2001, primarily as a result of higher employee’s welfare expense primarily due to separation costs of $7.1 million, higher pension and other postretirement benefits expense of $14.3 million, higher compensation accruals of $5.9 million, incremental merger related costs of approximately $11.4 million, incremental storm expense of $13.9 million and a higher systems benefit charge of $5.6 million. The systems benefits charge is offset in electric revenues. These increases were partially offset by lower nuclear operation expense as a result of the sale of the nuclear assets of $35.6 million.

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

In 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax, which is reflected on the disallowed nuclear investment costs line item on the consolidated statements of income in accordance with the PSC Order approving the sale of the nuclear assets. (See Item 8. Financial Statements and Supplementary Data, - Note 3. Rate and Regulatory Issues and Contingencies - “Deferred loss on the sale of assets,” for a further discussion of the accounting and ratemaking treatment related to the sale of the nuclear assets).

Amortization of stranded costs for Niagara Mohawk decreased by $26.6 million in the three months ended March 31, 2002 as compared to the same period in 2001 and increased by $17.6 million in 2001 and increased $12.1 million for 2000. Under Power Choice, the MRA regulatory asset was being amortized ratably over ten years. Under the Merger Rate Plan, which began on January 31, 2002, the MRA regulatory asset and other stranded costs are being amortized unevenly over ten years, with larger amounts being amortized in the latter years. See Note 3. Rate and Regulatory Issues and Contingencies - “Merger Rate Plan Stranded Costs” for a further discussion of the ratemaking treatment related to this regulatory asset.

Depreciation and amortization expense for Niagara Mohawk decreased approximately $28.2 million in the three months ended March 31, 2002 as compared to the same period in 2001 and decreased by $19.6 million in calendar year 2001 as compared to 2000 and $33.1 million in calendar year 2000 as compared to 1999, primarily as a result of the sale of Niagara Mohawk’s generation assets at various times during 1999 through 2001. However, the decreases in 2000 are partially offset as a result of placing in service several computer system projects in 1999 with depreciable lives that are significantly shorter than typical transmission and distribution assets.

Other taxes for Niagara Mohawk has increased $10.8 million in the three months ended March 31, 2002 as compared to the same period in 2001. In the first three months ended March 31, 2001, Niagara Mohawk received $22.2 million in GRT Power for Jobs credits due to a prior year true-up. GRT credits of $1.2 million were received in the same period in 2002 due to a prior year true-up. This increase was partially offset by a reduction in the GRT tax rate ($6.1 million) and a reduction in property taxes of $4.4 million primarily resulting from the sale of the nuclear assets in November 2001.

Other taxes for Niagara Mohawk decreased in 2001 due to an increase in GRT credits ($40.2 million) received primarily due to an increase in the customers in Niagara Mohawk’s service territory that participate in New York State’s Power for Jobs program, a reduction in the GRT tax rate ($4.1 million) primarily as a result of the state tax law changes and a reduction in property taxes of $4.9 million primarily resulting from the sale of the nuclear assets in November 2001. Other taxes for Niagara Mohawk has decreased in 2000 as a result of a reduction in the GRT tax rate primarily as a result of the state tax law changes as further explained in Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Basis of Presentation,” as well as a reduction in property taxes resulting from the sale of generating assets.

Niagara Mohawk’s other income (deductions) in the three months ended March 31, 2002 increased $3.1 million primarily due to the interest income received on the note receivable from Constellation related to the nuclear sale of $6.8 million and carrying charges on IPP buy out contract adjustments of $2.2 million. In the three months ended March 31, 2001, other income reflected the recording of a non-cash incentive related to generation sales of $6.8 million. No incentive was recorded in the three months ended March 31, 2002.

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

Niagara Mohawk’s interest charges decreased in the three months ended March 31, 2002 and 2001 and 2000 mainly due to the repayment of debt during 1999 through 2001 and to a lesser extent, lower rates.

Dividends on Niagara Mohawk’s preferred stock decreased $0.1 million from the three months ended March 31, 2002 as compared to the same period in 2001 due to preferred stock redemptions, decreased $0.6 million from 2000 to 2001 due to sinking fund redemptions and decreased $5.4 million from 1999 to 2000, primarily reflecting the 1999 refunding of $150 million of preferred stock from a 9.5 percent rate to a 6.9 percent rate as well as sinking fund redemptions and variations in dividend rates on the adjustable rate series of preferred stock. The weighted average long-term debt interest rate and preferred dividend rate paid, reflecting the actual cost of variable rate issues, were 7.61 percent and 6.19 percent, respectively in 2001 and were 7.90 percent and 6.21 percent, respectively in 2000.

Niagara Mohawk’s income taxes increased approximately $11.8 million in the three months ended March 31, 2002 primarily due to higher book taxable income.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position.   Niagara Mohawk’s capital structure at March 31, 2002, December 31, 2001 and 2000 were as follows:

                     March 31,        December 31,
                       2002        2001         2000
        %           (Successor)      (Predecessor)
----------------------------------------------------
Long-term debt         60.7        63.3         64.4
Preferred stock         1.3         6.3          6.0
Common equity          38.0        30.4         29.6

The culmination of the MRA in 1998 significantly increased the leverage of Niagara Mohawk. However, the increased operating cash flow resulting from the MRA and Power Choice agreement, including the proceeds from the sale of the generation assets, and the repayment of debt, has reduced and should continue to reduce the leverage in the capital structure. In March 2002, Niagara Mohawk redeemed several series of preferred stock.

Fixed charges exceed earnings before income taxes and fixed charges by $56.3 million in the twelve months ended March 31, 2002, $42.6 million in 2001 and $32.3 million in 2000 resulting in a ratio of earnings to fixed charges of less than 1.00. Niagara Mohawk’s ratio of earnings to fixed charges was 1.01 in 1999. The MRA and the Power Choice agreements have the effect of substantially depressing earnings, while at the same time substantially improving operating cash flows. The closing of the merger with National Grid and the related push down and allocation of the purchase price along with the implementation of the Merger Rate Plan will continue to effect the reported results of Niagara Mohawk prospectively. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will continue to impact the future results on Niagara Mohawk.

EBITDA for the 12 months ended March 31, 2002 was approximately $1,088.9 million for Niagara Mohawk, a decrease of approximately $14.1 million compared to the 12 months ended March 31, 2001. Such a change reflects an improvement in operating earnings after excluding the non-cash write-off of $123 million to reflect the disallowed nuclear investment costs. EBITDA for the year ended December 31, 2001 was approximately $1,181.7 million for Niagara Mohawk, an increase of approximately $51.5 million compared to the year ended December 31, 2000, primarily as a result of the improvement in operating earnings after excluding the non-cash write-off of $123 million to reflect the disallowed nuclear investment costs. EBITDA represents earnings before interest charges, interest income, income taxes, depreciation and amortization, and other non-cash items, including amortization of nuclear fuel, allowance for funds used during construction, amortization of nuclear regulatory assets, amortization of stranded costs, deferral of MRA interest rate savings and non-recurring and extraordinary items. The ratio of Niagara Mohawk’s EBITDA to net cash interest for the 12 months ended March 31, 2002 and 2001 was 3.5 and 3.1, respectively. The ratio of Niagara Mohawk’s EBITDA to net cash interest for 2001 and 2000 was 3.7 and 3.1, respectively. This ratio was higher as a result of lower interest charges in 2002 as compared to 2001 and 2001 as compared to 2000. Net cash interest is defined as interest charges (net of allowance for funds used during construction) less the non-cash impact of the net amortization of discount on long-term debt and interest accrued on the Nuclear Waste Policy Act liability and less interest income. EBITDA is a non-GAAP measure of cash flows and is presented to provide additional information about Niagara Mohawk’s ability to meet its future requirements for debt service. EBITDA should not be considered an alternative to net income as an indicator of operating performance or as an alternative to cash flows, as presented on the Consolidated Statement of Cash Flows, as a measure of liquidity. EBITDA may not be comparable to similarly titled measures used by other companies. Following is a reconciliation of EBITDA to Niagara Mohawk’s net income:

(in thousands of dollars)         Twelve Months Ended March 31,        Year Ended December 31,
                                       2002          2001           2001         2000         1999
                                   -----------   -----------    -----------  -----------  -----------
EBITDA                             $1,088,856    $1,103,328     $1,181,658   $1,130,124   $1,267,492
Interest income                        18,055        10,989         12,341       10,909       17,749
Extraordinary item                          -          (909)             -         (909)     (23,807)
Income taxes                           60,258        37,322         72,096        9,526      (19,026)
Interest charges                     (381,534)     (428,837)      (392,406)    (437,274)    (485,240)
Depreciation and amortization        (264,004)     (311,739)      (292,224)    (311,803)    (344,930)
Nuclear fuel amortization             (15,892)      (29,379)       (23,095)     (29,379)     (28,285)
Amortization of stranded costs       (366,507)     (372,902)      (393,136)    (375,487)    (363,374)
Disallowed nuclear investment        (123,000)            -       (123,000)           -            -
Allowance for funds used during
   construction                         1,801         3,512          2,296        2,450        5,366
Deferral of MRA interest rate
   savings                            (14,056)      (19,281)       (15,009)     (20,469)     (28,006)
                                   -----------   -----------    -----------  -----------  -----------
Net income                         $    3,977    $   (7,896)    $   29,521   $  (22,312)  $   (2,061)
                                   ===========   ===========    ===========  ===========  ===========

In 1999 and 2000, Niagara Mohawk decided to make changes to its capital structure in light of its scheduled debt reduction program and its divestiture of its electric generation assets. As a result, Niagara Mohawk refinanced its preferred stock to take advantage of lower dividend rates and repurchased Holdings’ common stock. In addition, Niagara Mohawk redeemed several series of preferred stock. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization, for a further discussion of the repurchase of Holdings’ common stock.

LIQUIDITY AND CAPITAL RESOURCES

Short Term. At March 31, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $31.5 million and accounts receivable of $543.6 million. Niagara Mohawk has a negative working capital balance of $804.3 million primarily due to long-term debt due within one year of $544.6 million and short-term debt of $419.0 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Niagara Mohawk had short-term debt of $419 million outstanding at March 31, 2002, which included $343 million of borrowings from other National Grid USA companies through the Money Pool and $76 million of borrowings from Holdings. Niagara Mohawk borrowed this money to redeem several series of preferred stock (see Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization, for a further discussion of the repurchase of Niagara Mohawk’s preferred stock) and to redeem $119 million 8-3/4 percent first mortgage bonds in March 2002, prior to its scheduled maturity.

Net cash from operating activities was $68.7 million for Niagara Mohawk for three months ended March 31, 2002 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $524 million of credit consisting of a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of March 31, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through March 31, 2002, Niagara Mohawk had $639 million in such first mortgage bond maturities.

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

At March 31, 2002, no receivables had been sold by NMR to a third party. At December 31, 2001, and 2000, $132.3 million and $230.1 million, respectively, of receivables had been sold by NMR to a third party. NMR has the discretion to increase or decrease the actual amount sold, limited to the lesser of an amount determined from the receivables then outstanding, or the facility maximum amount of $300 million. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. See Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s long-term debt due within one year is $544.6 million at March 31, 2002. In addition, construction expenditures planned within one year are estimated to be $214 million. These capital requirements are planned to be financed primarily from internally generated funds, borrowings against the senior bank facility, sales of accounts receivable and borrowings from other National Grid USA companies through the Money Pool or directly.

Niagara Mohawk’s net cash used in investing activities increased $13.5 million in three months ended March 31, 2002 as compared to the same period in 2001. This increase was primarily as a result of no proceeds being received in the three months ended March 31, 2002 from the sale of generation assets as compared to proceeds of $83.8 million being received in the same period in 2001 from such generation sales. This increase was partially offset by an increase in other investments of $31.5 million and an increase in accounts payable and supplies related to construction of approximately $31.5 million.

Niagara Mohawk’s net cash used in financing activities increased $21.3 million as compared to the same period in 2001, primarily due to the redemption of several series of preferred stock, partially offset by an increase in short-term debt used to finance such preferred stock redemptions of $304.0 million.

Long Term.   Niagara Mohawk’s total capital requirements consist of amounts for its construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as follows:

                                         Payments Due for the fiscal years ended March 31,
                                                            (in millions)
Capital Requirements                          2003        2004         2005    Thereafter
-----------------------------------------------------------------------------------------
Construction expenditures (excluding AFC)  $  215.0    $  210.0     $  205.0  not available
Mandatory debt payments                       543.8       611.8        533.0    2,461.0
IPP and Fossil/Hydro Swaps                    128.1       123.3        134.3      468.6
NYPA capacity commitments                      79.1        70.3         70.3      210.9
Electric purchase power commitments           580.5       555.2        474.3    2,908.5
Gas supply commitments                        142.0       114.9        120.0      132.4
                                           --------    --------     --------   --------
Total                                      $1,688.5    $1,685.5     $1,536.9   $6,181.4
                                           ========    ========     ========   ========

Construction expenditure levels for the energy delivery business are generally consistent from year-to-year. The estimate of construction additions included in capital requirements for the fiscal years ended March 31, 2003 through 2005 will be reviewed by management to give effect to the overall objective of further reducing construction spending where possible.

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

These capital requirements are planned to be financed primarily from internally generated funds, borrowings against the senior bank facility and borrowings from other National Grid USA companies through the Money Pool or directly. As discussed above, Niagara Mohawk has available $639 million of first mortgage bonds, which will increase to over $1,500 million in 2005 based on scheduled maturities.

External financing plans are subject to periodic revision as underlying assumptions are changed to reflect developments and market conditions. The ultimate level of financing during the next few years will be affected by, among other things:

o	uncertain energy demand due to the weather and economic conditions and obligations to serve as provider of last resort,
o	Niagara Mohawk’s competitive position and the extent to which competition penetrates its markets, and
o	the cash tax benefits anticipated because the MRA generated a net tax operating loss (“NOL”) carryforward in 1998.

In December 1998, Niagara Mohawk received a ruling from the Internal Revenue Service (“IRS”) to the effect that the amount of cash and the value of common stock that was paid to the subject terminated IPP Parties was deductible and generated a substantial net operating loss (“NOL”) for federal income tax purposes, such that Niagara Mohawk did not pay federal income taxes for the 1998 tax year. Further, Niagara Mohawk has carried back unused NOL to the years ended 1996 and 1997, and also for the years 1988 through 1990, which resulted in a tax refund of $135 million received in January 1999. As a result of the merger with National Grid, (Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies, “Holding Company Formation” and “Basis of Presentation”), Niagara Mohawk is now part of the consolidated tax return filing group of National Grid USA. National Grid anticipates that the consolidated tax filing group will be able to utilize the remaining $1.724 billion NOL carryforward, as of March 31, 2002, to offset income earned in the future, before the expiration date of the NOLs in 2019. National Grid’s ability to utilize the NOL carryforward generated as a result of the MRA and the utilization of alternative minimum tax credits, could be affected by the rules of Section 382 of the Internal Revenue Code.

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

Interest Rate Risk.   Niagara Mohawk’s exposure to changes in interest rates is due to its financing through a senior debt facility, several series of adjustable rate promissory notes, adjustable rate preferred stock and short-term borrowings. See Item 8. Financial Statements and Supplementary Data - Note 4. Capitalization and Note 5. Bank Credit Arrangements. At March 31, 2002, Niagara Mohawk had no outstanding balance on the revolving credit facility. The adjustable rate promissory notes are currently valued at $413.8 million. The three series of adjustable rate preferred stock, valued at $118.8 million, open at year-end December 31, 2001 have been retired. Another issue of fixed-adjustable rate preferred stock is fixed at 6.9 percent annual dividend rate for the first 5 years (ending in 2004) then adjusts and is not considered adjustable for this analysis. This issue was reduced from $150.0 million to $55.7 million between December 31, 2001 and March 31, 2002. There was $419 million of short term borrowing at March 31, 2002 consisting of $343 million borrowed from other National Grid USA companies and $76 million borrowed from NM Holdings, Inc. There were no such borrowings at December 31, 2001.

There is no interest rate cap on the promissory notes. The interest on the revolving credit facility is variable, and tied to the London Interbank Offered rate, plus a number of basis points predicated on the amount of the borrowing. As stated, currently, there are no borrowings under this facility.

The interest rates on both types of short term borrowings are tied to the published, 30 day, commercial paper rate with the amount borrowed from National Grid adjusted monthly and the amount borrowed from Holdings fixed at the rate at the time at which the funds were drawn.

Niagara Mohawk also maintains long-term debt at fixed interest rates. A controlling factor on the exposure to interest rate variations is the mix of fixed to variable rate instruments maintained by Niagara Mohawk. For the three months ended March 31, 2002 and years ended December 31, 2001 and 2000, adjustable rate instruments comprise 10.5 percent, 7.3 percent and 9.3 percent of total capitalization. For the same periods, the revolving credit facility and promissory notes are 8.8 percent, 8.3 percent and 11.0 percent of total long-term debt. The proportion of adjustable instruments to total capitalization increased because of the addition of the short term borrowings at the adjustable commercial paper rate. In the aggregate at March 31, 2002, and December 31, 2001 and 2000 variable rate instruments do not constitute a significant portion of total capitalization and debt, thus limiting Niagara Mohawk’s exposure to interest rate fluctuations.

If interest rates averaged 1 percent more in the next fiscal year versus 2001, Niagara Mohawk’s interest expense would increase and income before taxes decrease by approximately $7.6 million. This figure was derived by applying a hypothetical 1 percent variance to the variable rate debt of $413.8 million plus the short-term variable borrowings of $343 million at March 31, 2002. Changes in the actual cost of capital from levels assumed in rates would create either exposure or opportunity for Niagara Mohawk until these changes could be reflected in future prices.

Commodity Price Risk - Niagara Mohawk.   Niagara Mohawk’s ratepayers are exposed to commodity market price fluctuations in two basic areas: (1) the cost of electricity and natural gas for resale to its customers, and (2) the impact that natural gas, electricity and oil prices have on the swap contracts and one large non-MRA IPP contract. Where possible, Niagara Mohawk takes positions in order to mitigate expected price increases but only to the extent that quantities are based on expectations of delivery. Niagara Mohawk attempts to mitigate exposure through a program that hedges risks as appropriate. Niagara Mohawk does not speculate on movements in the underlying prices for these commodities. Commodity purchases are based on analyses performed in relation to expected customer deliveries for electricity and natural gas. The volume of commodities covered by hedging contracts does not exceed amounts needed for customer consumption in the normal course of business or to offset adverse price movements in the contracts being hedged.

With respect to electricity, as customers choose an alternative supplier, Niagara Mohawk sheds commodity risk. In addition, many large customers that continue to purchase electricity from Niagara Mohawk have agreed to take market price risk, further lowering commodity risk. For the remaining customers that have firm prices, Niagara Mohawk has hedged a significant portion of the commodity costs through various physical and financial contracts. As these contracts expire, customers who buy electricity from Niagara Mohawk will bear the commodity price risk for energy associated with the expiring contracts. Increases in the cost of natural gas, primarily as it is used as a fuel in electricity generation, raises issues surrounding the ability for ratepayers to absorb such price volatility. Although the current rate agreement allows for a pass-through of the commodity cost of power, Niagara Mohawk considers it prudent to perform certain hedging activities as a means of controlling cost volatility.

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

The fair value of the liability under the swap contracts is based upon the difference between projected future market prices and projected contract prices applied to the notional quantities and discounted at 8.5 percent. This liability was approximately $653.9 million, $733.5 million and $778.2 million at March 31, 2002, December 31, 2001 and 2000, respectively and is recorded on Niagara Mohawk’s balance sheets as a “Liability for swap contracts.” The discount rate is based upon comparable debt instruments of Niagara Mohawk at the time these contracts were initiated. Based upon the PSC’s approval of the restated contracts, including the indexed swap contracts, as part of the MRA and being provided a reasonable opportunity to recover the estimated indexed swap liability from customers, Niagara Mohawk has recorded a corresponding regulatory asset. The amounts of the recorded liability and regulatory asset are sensitive to changes in anticipated future market prices and changes in the indices upon which the indexed swap contract payments are based.

If the indexed contract price were to increase or decrease by 1 percent, Niagara Mohawk would see a $14.8 million increase or decrease in the present value of the projected over-market exposure. If the market prices were to increase or fall by 1 percent, Niagara Mohawk would see a $9.2 million decrease or increase in the projected over-market exposure. If the discount rate were one half percent higher or lower, the net present value of the projected over market exposure would decrease or increase by approximately $9.6 million.

The area of exposure to cash flow is in the indexing of the contract prices for the IPP indexed swaps and the Albany swap (Huntley and Dunkirk have fixed contract prices) and a non-MRA IPP where payments are based on gas prices. The contract payments under the IPP and Albany swaps and the non-MRA IPP are indexed to the costs of fuel, primarily natural gas; Albany can be oil or gas. As fuel costs rise, the payments Niagara Mohawk pays under those contracts increase. The current rate plan allows the pass-through of the commodity cost of power to customers; however, Niagara Mohawk still considers it prudent to use certain financial instruments to limit the impact of commodity fluctuations on these payments.

Niagara Mohawk has taken steps to mitigate the potential impact that fuel prices would have on the payments for the IPP and Albany swaps, and a physical power contract with a non-MRA IPP. To limit this exposure, Niagara Mohawk purchased NYMEX gas futures contracts and entered into fixed-for-floating swaps on gas basis costs. To hedge the Albany swap, Niagara Mohawk entered into a fixed-for-floating swap on the cost of oil. To hedge the non-MRA IPP contract, Niagara Mohawk purchased NYMEX gas futures. See Item 8. Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, for a more detailed discussion of these contracts.

Because the greatest risk existed through the rate plan year which ended August 2001, Niagara Mohawk attempted to hedge 100 percent of the potential impact of gas prices on the contracts using the combination of NYMEX futures, gas basis and oil swaps. With the regulatory recovery of electric commodity costs beginning in September 2001, the gas basis and oil swaps were allowed to expire and were not renewed after August 2001. Even with the regulatory recovery of the cost of these contracts, Niagara Mohawk still believes it is prudent to continue to hedge the payments going forward. For the period September 2001 through March 2002, gas futures were purchased to hedge approximately 50 percent of the amount needed to offset gas price changes. Niagara Mohawk is extending this hedging program throughout the remainder of 2002 and has begun purchasing NYMEX futures to hedge approximately 100 percent of the gas price exposure for the period May 2002 through June 2003.

At March 31, 2002, Niagara Mohawk did not have any open NYMEX futures for this purpose. At December 31, 2001, the open NYMEX futures Niagara Mohawk had in place to hedge the payments under these contracts had a fair value of a loss of ($6.8) million.

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

Niagara Mohawk attempts to hedge approximately 50 percent of its forecasted annual demand for gas through a program using in-ground storage and financial instruments. The hedging program is further refined to skew the hedging program more heavily toward the winter season (November through March). Niagara Mohawk’s hedging program uses NYMEX gas futures and combinations of call and put options referred to as “collars.” Each NYMEX futures or option contract represents 10,000 Dth of gas. There are no open futures contracts or options at March 31, 2002. At December 31, 2001 there were 306 open futures contracts and no open options.

Hedging activity during 2001 and for the period through March 31, 2002 was as follows:

Open Contracts at January 1, 2001          160           1,600,000
Contracts Purchased during the year      1,479          14,790,000
Contracts Settled or Expired            (1,333)        (13,330,000)
-------------------------------------------------------------------
Open at December 31, 2001                  306           3,060,000
                                      =============================
Contracts Purchased first quarter 2002       0                   0
Contracts Settled or Expired              (306)         (3,060,000)
-------------------------------------------------------------------
Open at March 31, 2002                       -                   -
                                      =============================

The above activity coupled with the in-ground storage hedged approximately 50 percent of Niagara Mohawk’s gas needs for the year. The rest of the gas needs are met through market-based purchases that are subject to price fluctuations, which are mitigated by regulatory rate recovery for the cost of gas purchased.

At March 31, 2002, there were no open gas futures or option positions. In May 2002, Niagara Mohawk began hedging with both futures and options for the period July 2002 through March 2003. At December 31, 2001, the open NYMEX futures had a fair value loss of ($5.5) million. The extent to which market price movement would effect the value of the hedges would be matched by an offsetting change in the anticipated gas purchased costs for the quantity of gas hedged. Therefore, for the quantities hedged, variations in market costs would not result in any significant impact on earnings.

Electricity Price Risk:   When Niagara Mohawk has more sales than physical supply contracts, electricity is purchased through the NYISO at market prices. Purchases from the NYISO subject Niagara Mohawk’s ratepayers to price risk unless otherwise covered by a financial swap. During several months of 2001, Niagara Mohawk projected that it would be in a short position for electricity needed to supply customers. For those months, electricity was purchased through the NYISO at market prices. In order to maintain internal limits on exposure to market risks, Niagara Mohawk locked in the price for a portion of this short position through fixed for floating swaps on electricity. During the first three months of 2002 Niagara Mohawk entered into electric swaps for March 2002. Those contracts had all expired by March 31, 2002.

The contracts call for Niagara Mohawk to pay fixed prices for specific quantities of power at various on-peak and off-peak periods during February through July 2001 and during March 2002. The counterparty pays Niagara Mohawk the specific locationally based market price as set by the NYISO for the same quantity of power during the same on or off peak periods. Since Niagara Mohawk is also purchasing power through the NYISO in those same quantities and for the same periods, these swaps are highly effective in achieving offsetting cash flows for the quantity of power hedged. At March 31, 2002 and December 31, 2001, Niagara Mohawk had no open electricity swaps.

Activity in electricity swaps for 2001 and the first quarter of 2002 was as follows:

Open swaps at Januarh 1, 2001          713,400
Swaps initiated during the year        633,650
Swaps Settled                       (1,347,050)
----------------------------------------------
Open swaps at December 31, 2001              -
                                    ==========
Swaps Initiated during the quarter     162,000
Swaps Settled during the quarter      (162,000)
----------------------------------------------
Open swaps at March 31, 2002                 -
                                    ==========

Equity Price Risk.  With the sale of the nuclear generating stations on November 7, 2001 and the associated transfer of all decommissioning trust fund assets to the new owners, Niagara Mohawk eliminated its equity price risk.

Foreign Currency Exchange Risk.   Niagara Mohawk currently has no foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.   FINANCIAL STATEMENTS

o	Reports of Independent Accountants
o	Consolidated Statements of Operations and Retained Earnings for the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002 and for each of the three years in the period ended December 31, 2001
o	Consolidated Statements of Comprehensive Income (Loss) for the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002, and for each of the three years in the period ended December 31, 2001
o	Consolidated Balance Sheets at March 31, 2002, December 31, 2001 and 2000
o	Consolidated Statements of Cash Flows for the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002 and for each of the three years in the period ended December 31, 2001
o	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the sixty day period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP
Boston, Massachusetts
May 14, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Niagara Mohawk Power Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the thirty day period ended January 30, 2002 and for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP
Boston, Massachusetts
May 14, 2002

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                       60 Day Period 30 Day Period  Three Months
                                        Ended March  Ended January   Ended March         For the Year Ended December 31,
         (in thousands of dollars)        31, 2002      30, 2002       31, 2001        2001           2000           1999
                                        (Successor)  (Predecessor)  (Predecessor) (Predecessor)  (Predecessor)  (Predecessor)
                                        -----------  -------------  ------------- -------------  -------------  -------------
Operating revenues:                                                  (Unaudited)
 Electric                               $ 539,758     $ 282,931      $  823,566     $3,401,890     $3,207,447    $3,247,757
 Gas                                      149,947        79,691         356,140        721,501        658,502       579,583
                                        ----------    ----------     -----------    -----------    -----------   -----------
                                          689,705       362,622       1,179,706      4,123,391      3,865,949     3,827,340
                                        ----------    ----------     -----------    -----------    -----------   -----------
Operating expenses:
   Electricity purchased                  231,721       111,444         291,053      1,304,242      1,144,117       807,038
   Fuel for electric generation                 -             -          14,317         37,162         74,340       189,657
   Gas purchased                           83,477        46,651         249,760        419,324        357,524       267,202
   Other operation and maintenance        158,367       116,485         248,625        954,568        888,067       911,746
   Disallowed nuclear investment costs          -             -               -        123,000              -             -
   Amortization of Stranded Costs          23,533        40,911          91,073        393,136        375,487       363,374
   Depreciation and amortization           32,877        16,671          77,768        292,224        311,803       344,930
   Other taxes (Note 1)                    40,892        20,298          50,403        234,346        283,511       411,842
                                        ----------    ----------     -----------    -----------    -----------   -----------
                                          570,867       352,460       1,022,999      3,758,002      3,434,849     3,295,789
                                        ----------    ----------     -----------    -----------    -----------   -----------
Operating income                          118,838        10,162         156,707        365,389        431,100       531,551
Other income (deductions)                     249         2,091            (789)       (15,558)       (24,755)       (5,539)
                                        ----------    ----------     -----------    -----------    -----------   -----------
Income before interest charges            119,087        12,253         155,918        349,831        406,345       526,012
Interest charges                           62,607        29,416         102,895        392,406        437,274       485,240
                                        ----------    ----------     -----------    -----------    -----------   -----------
Income (loss) before income taxes          56,480       (17,163)         53,023        (42,575)       (30,929)       40,772
Income tax expense (benefit) (Note 1)      25,834         3,778          17,774        (72,096)        (9,526)       19,026
                                        ----------    ----------     -----------    -----------    -----------   -----------
Income (loss) before extraordinary item    30,646       (20,941)         35,249         29,521        (21,403)       21,746
 Extraordinary item - Loss from the
 extinguishment of debt, net of income
 taxes (Note 4)                                 -             -               -              -           (909)      (23,807)
                                        ----------    ----------     -----------    -----------    -----------   -----------
Net income (loss)                          30,646       (20,941)         35,249         29,521        (22,312)       (2,061)
Dividends on preferred stock                    -         7,611           7,758         30,850         31,437        36,808
                                        ----------    ----------     -----------    -----------    -----------   -----------
Balance available for common stock         30,646       (28,552)         27,491         (1,329)       (53,749)      (38,869)
Retained earnings at beginning of year    232,065       260,617         299,106        299,106        398,987       646,040
Purchase accounting adjustment           (232,065)            -               -              -              -             -
Call premium on preferred stock            (1,329)            -               -              -              -             -
Dividend of Opinac to Holdings (Note 1)         -             -               -              -              -       144,465
Dividend to Holdings                            -             -               -         37,160         46,132        63,719
                                        ----------    ----------     -----------    -----------    -----------   -----------
Retained earnings at end of year        $  29,317     $ 232,065      $  326,597     $  260,617     $  299,106    $  398,987
                                        ==========    ==========     ===========    ===========    ===========   ===========
                                                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       60 Day Period 30 Day Period  Three Months
                                        Ended March  Ended January   Ended March         For the year ended December 31,
         (in thousands of dollars)       31, 2002      30, 2002        31, 2001         2001           2000          1999
                                        ----------    ----------     -----------    -----------    -----------   -----------
                                       (Successor)   (Predecessor)  (Predecessor)  (Predecessor)  (Predecessor) (Predecessor)
                                                                     (Unaudited)
Net income(loss)                        $  30,646     $ (20,941)     $   35,249     $   29,521     $  (22,312)   $   (2,061)
                                        ----------    ----------     -----------    -----------    -----------   -----------
Other comprehensive income(loss):
  Unrealized gains(losses) on securities
   (net of taxes of $(92), $59,
   $361, $612, $343, $(60), respectively)     126           (81)           (671)          (857)          (657)          113
  Foreign currency translation adjustment       -             -               -              -              -         1,309
  Hedging activity (net of taxes of
   $(1,976), $(800), $-, $3,790, $-,
   $-, respectively)                        2,674         1,084           3,621         (5,127)             -             -
  Additional minimum pension liability          -       (23,081)            267         (4,202)        (1,649)       (5,967)
                                        ----------    ----------     -----------    -----------    -----------   -----------
Other comprehensive income (loss)           2,800       (22,078)          3,217        (10,186)        (2,306)       (4,545)
                                        ----------    ----------     -----------    -----------    -----------   -----------
Comprehensive income(loss)              $  33,446     $ (43,019)     $   38,466     $   19,335     $  (24,618)   $   (6,606)
                                        ==========    ==========     ===========    ===========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

March 31,		December 31,
2002		2001	2000
(Successor)		(Predecessor)	(Predecessor)
(In thousands of dollars)

ASSETS
Utility plant (Note 1):
Electric plant	$ 4,938,709	$ 4,903,758	$ 7,179,329
Nuclear fuel	-	-	672,259
Gas plant	1,352,258	1,345,785	1,310,649
Common plant	359,429	359,634	349,751
Construction work in progress	180,667	202,791	289,634
Total utility plant	6,831,063	6,811,968	9,801,622
Less-Accumulated depreciation and amortization	2,226,493	2,194,273	4,019,282
Net utility plant	4,604,570	4,617,695	5,782,340
Goodwill (Note 1)	1,145,608	-	-
Other property and investments	95,785	105,083	428,515
Current assets:
Cash, including temporary cash investments of $8,773, $100,953 and $50,168, respectively	31,455	125,979	77,070
Accounts receivable (less allowance for doubtful accounts of $61,300, $56,000 and $59,100 respectively) (Notes 1 and 8)	543,592	390,277	390,452
Notes receivable	50,050	49,956	-
Materials and supplies, at average cost:
Gas storage	3,335	56,111	50,947
Other	17,484	19,482	93,431
Assets from price risk management activities (Note 1)	411	-	65,052
Prepaid taxes	17,491	2,702	-
Other	5,075	5,530	21,026
	668,893	650,037	697,978
Regulatory assets (Note 3):
Swap contracts regulatory asset	653,949	733,487	778,229
Regulatory tax asset	208,556	179,809	408,303
Deferred environmental restoration costs (Note 8)	297,000	305,000	285,000
Merger rate plan stranded costs	3,300,885	4,230,313	3,568,044
Postretirement benefits other than pensions	40,284	41,244	45,084
Unamortized debt expense	40,132	35,381	39,823
Pension and postretirement benefit plans	444,369	-	-
Other	258,491	301,531	191,524
	5,243,666	5,826,765	5,316,007
Other assets	62,305	77,581	77,235
Long term notes receivable	199,822	199,822	-
	$12,020,649	$11,476,983	$12,302,075

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

March 31,		December 31,
2002		2001	2000
(Successor)		(Predecessor)	(Predecessor)
(In thousands of dollars)

CAPITALIZATION AND LIABILITIES
Capitalization (Note 4):
Common stockholders’ equity
Common stock, issued and outstanding 187,364,863 shares	$ 187,365	$ 187,365	$ 187,365
Repurchase of Holdings’ common stock, at cost	-	(407,193)	(407,193)
Paid-in-surplus	2,722,894	-	-
Capital stock premium and expense	-	2,363,854	2,362,404
Accumulated other comprehensive income (loss)	126	(17,645)	(7,459)
Retained earnings	29,317	260,617	299,106
	2,939,702	2,386,998	2,434,223
Non-redeemable preferred stock	100,411	440,000	440,000
Mandatorily redeemable preferred stock	-	50,700	53,750
Long-term debt	4,146,642	4,407,231	4,663,381
Total capitalization	7,186,755	7,284,929	7,591,354
Current liabilities:
Short-term debt (Note 5)	419,000	-	110,000
Long-term debt due within one year (Note 4)	544,647	543,793	625,079
Sinking fund requirements on redeemable preferred stock (Note 4)	-	3,050	7,620
Accounts payable	253,168	231,925	432,651
Customers’ deposits	18,918	18,884	16,900
Accrued taxes	-	-	2,985
Accrued interest	111,515	82,272	98,408
Liabilities from price risk management activities (Note 1)	-	12,270	2,719
Deferred gain on futures contracts (Note 1)	-	-	17,409
Other	125,967	145,688	150,427
	1,473,215	1,037,882	1,464,198
Regulatory and other liabilities:
Accumulated deferred income taxes (Notes 1 and 6)	1,109,328	1,457,875	1,479,032
Liability for swap contracts (Note 9)	653,949	733,487	778,229
Employee pension and other benefits (Note 7)	745,393	271,628	218,569
Deferred gain on swap hedges	-	-	66,405
Other	555,009	386,182	419,288
	3,063,679	2,849,172	2,961,523
Commitments and contingencies (Notes 2 and 8):
Liability for environmental restoration	297,000	305,000	285,000
	$12,020,649	$11,476,983	$12,302,075

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    (in thousands of dollars)
                                                               60 Day Period  30 Day Period   Three months
                                                                   ended         ended            ended       Year ended December 31,
                                                               March 31,2002 January 30, 2002 March 31,2001     2001          2000       1999
                                                                (Successor)   (Predecessor)   (Predecessor)       (Predecessor)
                                                               ------------- ---------------- ------------- ------------------------- ----------
                                                                                              (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                              $  30,646      $ (20,941)      $  35,249      $  29,521   $ (22,312)     (2,061)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Amortization/accretion of regulatory assets                    23,533         40,911          91,073        393,136     375,487     363,374
    Depreciation and amortization                                  32,877         16,671          77,768        292,224     311,803     344,930
    Amortization of nuclear fuel                                        -              -           7,203         23,095      29,379      28,285
    Extraordinary loss on extinguishment of debt, net of taxes          -              -               -              -         887       9,627
    Disallowed nuclear investment costs                                 -              -               -        123,000           -           -
    Provision for deferred income taxes                            44,592          3,024          10,465         (1,998)    (16,282)    (23,643)
    Reversal of deferred nuclear investment tax credits                 -              -               -        (79,711)          -           -
    Net accounts receivable (net of changes in accounts
     receivable sold)                                            (139,062)       (31,677)        (28,479)        (7,525)    (59,230)     84,683
    Notes receivable                                                    7              -               -       (249,777)          -           -
    Materials and supplies                                         30,443         21,496          47,062         (7,636)     (9,819)     22,355
    Accounts payable and accrued expenses                         (11,592)        27,503        (110,254)      (163,126)    135,172      21,715
    Accrued interest and taxes                                     28,979         (8,279)         44,855        (13,282)     35,436     (48,666)
    Changes in MRA and IPP buyout costs regulatory assets           6,309          4,105          11,781         48,249      36,132    (193,172)
    Changes in deferred loss on sale of assets                    (23,533)       (11,200)              -       (152,558)          -           -
    Deferral of MRA interest rate savings                           2,184          1,092           4,229         15,009      20,469      28,006
    Refundable federal income taxes                                     -              -               -              -           -     130,411
    Changes in other assets and liabilities                       (46,925)        47,569         (67,438)       (42,772)     41,811      33,696
                                                                ----------     ----------      ----------     ----------  ---------- -----------
     Net cash provided by (used in) operating activities          (21,542)        90,274         123,514        205,849     878,933     799,540
                                                                ----------     ----------      ----------     ----------  ---------- -----------
Cash flows from investing activities:
   Construction additions                                         (25,126)       (13,459)        (52,535)      (249,430)   (231,892)   (271,973)
   Nuclear fuel                                                         -              -          (2,304)        (3,822)    (41,938)    (26,108)
   Less: Allowance for other funds used during construction           167            136             798          2,296       2,450       5,366
                                                                ----------     ----------      ----------     ----------  ---------- -----------
    Acquisition of utility plant                                  (24,959)       (13,323)        (54,041)      (250,956)   (271,380)   (292,715)
   Materials and supplies related to construction                    (141)            42              52           (935)       (930)      1,586
   Accounts payable and accrued expenses related to construction   (2,898)         6,876         (27,565)       (40,782)     33,793       5,428
   Proceeds from the sale of generation assets                          -              -          83,838        353,785      47,500     860,080
   Other investments                                               (3,176)        18,368         (16,261)       323,207     (71,983)     42,434
   Other                                                           15,357        (22,839)            752         30,574       6,713     (20,866)
                                                                ----------     ----------      ----------     ----------  ---------- -----------
     Net cash provided by (used in) investing activities          (15,817)       (10,876)        (13,225)       414,893    (256,287)    595,947
                                                                ----------     ----------      ----------     ----------  ---------- -----------
Cash flows from financing activities:
   Proceeds from long-term debt                                         -              -               -        534,152     260,000           -
   Proceeds from preferred stock                                        -              -               -              -           -     150,000
   Reductions of preferred stock                                 (390,289)             -               -         (3,050)     (7,620)   (157,620)
   Reductions in long-term debt                                  (131,174)        (1,050)       (226,050)      (916,746)   (653,086) (1,134,020)
   Net change in short-term debt                                  419,000              -         115,000       (110,000)    110,000           -
   Corporate restructuring to establish holding company                 -              -               -              -           -     (89,618)
   Preferred dividends paid                                             -         (7,611)         (7,758)       (30,850)    (31,437)    (36,808)
   Common stock dividend paid to Holdings                               -              -               -        (37,160)    (46,132)    (63,719)
   Repurchase of Holdings' common stock                                 -              -               -              -    (250,026)   (157,167)
   Other                                                           (2,391)       (23,048)          3,558         (8,179)     (1,041)     (7,244)
                                                                ----------     ----------      ----------     ----------  ---------- -----------
     Net cash used in financing activities                       (104,854)       (31,709)       (115,250)      (571,833)   (619,342) (1,496,196)
                                                                ----------     ----------      ----------     ----------  ---------- -----------
Net increase (decrease) in cash and cash equivalents             (142,213)        47,689          (4,961)        48,909       3,304    (100,709)
Cash and cash equivalents at beginning of period                  173,668        125,979          77,070         77,070      73,766     174,475
                                                                ----------     ----------      ----------     ----------  ---------- -----------
Cash and cash equivalents at end of period                      $  31,455      $ 173,668       $  72,109      $ 125,979   $  77,070  $   73,766
                                                                ==========     ==========      ==========     ==========  ========== ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                $  27,245      $  23,647       $  70,746      $ 373,100   $ 367,297  $  512,735
   Income taxes paid                                            $       -      $       -       $       7      $      51   $  14,416  $ (119,999)

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

ACQUISITION BY NATIONAL GRID:  On January 31, 2002, Niagara Mohawk was acquired by National Grid in a purchase business combination recorded under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. Niagara Mohawk will maintain its existing name and will remain a wholly owned subsidiary of Holdings and indirectly, National Grid.

GOODWILL:   The acquisition of Niagara Mohawk is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in approximately $1.146 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” This amount was determined pursuant to a study conducted by an independent third party. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic goodwill impairment tests.

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

The closing of the MRA, which occurred on June 30, 1998, and the implementation of Power Choice on September 1, 1998, have depressed earnings under Power Choice. The closing of the merger with National Grid and the related push down and allocation of the purchase price has had a significant effect on the reported results of Niagara Mohawk. See Note 2 for a discussion of the approved rate plan in connection with the merger. The closing on the sale of the fossil and hydro and nuclear generation assets at various times during 1999 through 2001 has also affected the comparability of the financial statements. See Note 3 for a further discussion of the MRA and the generation asset sales.

The statements of operations, balance sheets and statements of cash flows for Niagara Mohawk reflect the accounting and ratemaking treatment as directed by the PSC as a result of May 2000 New York State tax law changes, whereby a portion of the gross receipts tax has been replaced by a state income tax retroactive to January 1, 2000. The PSC issued an order December 21, 2000 that requires the deferral and pass back of any net tax reduction savings to customers. Accordingly, Niagara Mohawk reduced miscellaneous electric revenues by $31.1 million and miscellaneous gas revenues by $7.3 million for the year ended December 31, 2000 and recorded a corresponding liability to customers of $38.8 million (including $0.4 million in carrying charges), which is reflected in the “Other” current liabilities line item on the balance sheet for the year ended December 31, 2000. Additional carrying charges were accrued in the three months ended March 31, 2002 and the year ended December 31, 2001 in the amount of $0.8 million and $3.7 million, respectively. On October 31, 2001, the PSC directed Niagara Mohawk to pass back $17.7 million of this liability to customers during 2002.

The consolidated statements of cash flows for Niagara Mohawk have been presented to reflect the closings of the sales of the generation assets, such that certain individual line items are net of the effects of the sales.

CHANGE OF FISCAL YEAR:   Niagara Mohawk changed its fiscal year from a calendar year ending December 31 to a fiscal year ending March 31. Niagara Mohawk made this change in order to align its fiscal year with that of its new parent company, National Grid. The Company’s first new full fiscal year began on April 1, 2002 and will end on March 31, 2003.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:   Niagara Mohawk capitalizes AFC in amounts equivalent to the cost of funds devoted to plant under construction for its regulated business. AFC rates are determined in accordance with FERC and PSC regulations. The AFC rate in effect at March 31, 2002 was 8.61 percent. AFC is segregated into its two components, borrowed funds and other funds, and is reflected in the “Interest charges” and “Other income” sections, respectively, in Niagara Mohawk’s Consolidated Statements of Operations. The amounts of AFC credits were recorded as follows:

                  60 Day Period  30 Day Period  Three Months
                      Ended         Ended          Ended
                     March 31,    January 30,     March 31,      Year Ended December 31,
                      2002          2002            2001      2001        2000        1999
                   (Successor)  (Predecessor)  (Predecessor)         (Predecessor)
                                                (Unaudited)
------------------------------------------------------------------------------------------
Other income         $ 167         $ 136          $ 798      $2,296      $2,450     $5,366
Interest charges       180           173            906       2,728       3,161      7,252

The above amounts include capitalized interest for generation of $0.8 million for 2001 and $1.7 million for 2000 and 1999. There was no capitalized interest for generation in 2002.

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

The weighted average service life in years for each asset category are presented in the table below:

               60 Day Period  30 Day Period  Three Months
                   Ended          Ended         Ended
                 March 31,     January 30,     March 31,   Year Ended December 31,
                   2002          2002           2001       2001     2000    1999
                (Successor)   (Predecessor)  (Predecessor)      (Predecessor)
                                              (Unaudited)
                -----------   -------------  ------------- -----------------------
Asset Category
Electric            34             33            34         26       28      28
Gas                 41             40            41         43       40      41
Common              16             16            16         17       17      16

REVENUES:   Niagara Mohawk bills its customers on a monthly cycle basis at approved tariffs based on energy delivered and a minimum customer service charge. Revenues are determined based on these bills plus an estimate for unbilled energy delivered between the cycle billing date and the end of the accounting period. The unbilled revenues included in accounts receivable at March 31, 2002, December 31, 2001 and 2000 were $131.6 million, $136.6 million and $153.6 million, respectively.

In accordance with Power Choice, Niagara Mohawk recognizes changes in accrued unbilled electric revenues in its results of operations. Pursuant to Niagara Mohawk’s 2000 multi-year gas settlement (ends December 2004), changes in accrued unbilled gas revenues are deferred. At March 31, 2002, December 31, 2001 and 2000, $12.8 million, $11.8 million and $18.9 million, respectively, of unbilled gas revenues remain unrecognized in results of operations. Niagara Mohawk cannot predict when unbilled gas revenues will be allowed to be recorded as revenues.

Prior to September 1, 1998, Niagara Mohawk’s tariffs included an electric fuel adjustment clause, such that electricity costs above or below the levels allowed in approved rate schedules, were billed or credited to customers. Niagara Mohawk, as authorized by the PSC, charged operations for electricity cost variances in the period of recovery. On August 29, 2001, the PSC approved rate plan changes to cover the final two years of the Power Choice agreement. The changes allow for implementation of the Power Choice agreement to pass-through certain commodity-related costs to customers beginning September 1, 2001. At the same time, a transmission revenue adjustment mechanism was implemented which reconciles actual and rate forecast transmission revenues for pass-back to or recovery from customers. The commodity adjustment clause and the transmission revenue adjustment mechanism continues to remain in effect under the merger rate plan that became effective upon the closing of the merger on January 31, 2002.

The PSC approved a multi-year gas rate settlement agreement (ends December 2004) on July 19, 2000 that includes a provision for the continuation of a full gas cost collection mechanism, effective August 1, 2000. This gas cost collection mechanism was originally reinstated in an interim agreement that became effective November 1, 1999. Such gas cost collection mechanism continues under the merger rate plan. The Niagara Mohawk gas cost collection mechanism provides for the collection or pass back of increases or decreases in purchased gas costs.

FEDERAL AND STATE INCOME TAXES:   As directed by the PSC, Niagara Mohawk defers any amounts payable pursuant to the alternative minimum tax rules. Deferred investment tax credits are amortized over the useful life of the underlying property. Deferred investment tax credits related to the generation assets that were sold were taken into income in accordance with IRS rules. Holdings and its United States’ subsidiaries file a consolidated federal and state income tax return. Income taxes are allocated to each company based on its taxable income. Regulated federal and state income taxes are recorded under the provisions of SFAS No. 109. As a result of the merger with National Grid on January 31, 2002, Holdings and its United States’ subsidiaries will be filed within National Grid’s consolidated federal tax returns for the periods subsequent to the closing of the merger. Under the National Grid intercompany tax allocation agreement, Holdings and its subsidiaries will be allocated federal tax liability based on their separate company liabilities with adjustment for tax benefits associated with any National Grid holding company losses not attributable to acquisition indebtedness. Holdings and its New York State business subsidiaries will continue to file a combined New York State tax return.

SERVICE COMPANY CHARGES:   National Grid USA Service Company, Inc., an affiliated service company operating pursuant to the provisions of Section 13 of the 1935 Act, furnished services to Niagara Mohawk at the cost of such services. These costs amounted to $6.0 million for the 60 day period ended March 31, 2002.

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

SALE OF CUSTOMER RECEIVABLES:   Niagara Mohawk established a single-purpose financing subsidiary, NM Receivables LLC (“NMR”), to purchase and resell a financial interest in a pool of Niagara Mohawk customer receivables. See Note 8 for a complete description of the operations of NMR. Niagara Mohawk adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement 125” in 2001. Niagara Mohawk’s program for selling its accounts receivable meets the requirements outlined in SFAS No. 140 for recognition and accounting as a sale transaction. As a result, the adoption of this new standard did not have an impact on the reported financial information of Niagara Mohawk.

NEW ACCOUNTING STANDARDS:   In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated or acquired after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Niagara Mohawk adopted SFAS No. 142 on January 1, 2002. Prior to the merger with National Grid on January 31, 2002, Niagara Mohawk did not have any goodwill recorded on its books. Niagara Mohawk will be required to review the goodwill of approximately $1.146 billion for impairment at least annually. Niagara Mohawk performed a comprehensive impairment test at March 31, 2002. As a result of such analysis, it was determined there was no impairment of goodwill at that date.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 defines a legal obligation as an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Niagara Mohawk is currently evaluating the effect of this statement on Niagara Mohawk’s results of operations and financial position.

On January 1, 2002, Niagara Mohawk adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 had no material impact on Niagara Mohawk’s financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. Some of the provisions of this pronouncement are effective for specific transactions occurring after May 15, 2002, with full implementation for financial statements issued after May 15, 2002. Niagara Mohawk is currently evaluating the effect of this statement on its results of operations and financial position.

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

POWER PURCHASE AGREEMENTS:  Niagara Mohawk accounts for its power purchase agreements as executory contracts. Niagara Mohawk assesses several factors in determining how to account for its power purchase contracts. These factors include:

o	the term of the contract compared to the economic useful life of the facility generating the electricity;
o	the involvement, if any, that Niagara Mohawk has in operating the facility;
o	the amount of any fixed payments Niagara Mohawk must make, even if the facility does not generate electricity; and
o	the level of control Niagara Mohawk has over the amount of electricity generated by the facility, and who bears the risk in the event the facility is unable to generate.

RECLASSIFICATIONS:   Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 2002 presentation.

NOTE 2.   MERGER WITH NATIONAL GRID

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a consideration of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recorded on the books of Niagara Mohawk, the most significant subsidiary of Holdings.

The application of the purchase accounting and implementation of the Merger Rate Plan results in substantial changes to Niagara Mohawk’s balance sheet, principally in the recording of goodwill, the write-down of regulatory assets, and the increase in Niagara Mohawk’s capital structure.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and postretirement benefit plan liabilities in the amount of approximately $444.4 million, with a corresponding offsetting increase to a regulatory asset account. See Note 7.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

Niagara Mohawk’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. Niagara Mohawk discontinued application of regulatory accounting principles to its fossil and hydro generation business as of December 31, 1996. Substantively, SFAS No. 71 permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk, are approximately $5.2 billion at March 31, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Power Choice and Gas Multi-Year Rate and Restructuring Agreement. See Note 2 for a further discussion of the impact of the Merger Rate Plan on the regulatory assets.

MERGER RATE PLAN STRANDED COSTS:   Under the Merger Rate Plan, a regulatory asset was established that included the costs of the MRA, the cost of any additional IPP contract buyouts and the deferred loss on the sale of the generation assets. The MRA represents the cost to terminate, restate, or amend IPP Party contracts. Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract buyouts. Through March 31, 2002, there have been 13 IPP contracts for approximately 161 MW terminated for a total consideration (cash and/or notes) of $242.1 million. Beginning January 31, 2002, the merger rate plan stranded costs regulatory asset is being amortized unevenly over ten years with larger amounts being amortized in the latter years. Niagara Mohawk’s rates under the merger rate plan have been designed to permit recovery of and a return on the MRA regulatory asset, IPP contract buyouts and the deferred loss on the sale of generation assets.

Power Choice, the rate plan in effect prior to the merger, required Niagara Mohawk to divest its portfolio of fossil and hydro generation assets. During 1999, Niagara Mohawk completed the sale of its hydroelectric generation plants, its coal-fired generation plants and its Oswego oil and gas-fired plant for $860 million. These assets had a combined net book value of approximately $957 million (including materials, supplies and fuel) at the time of their sale. In addition, there were purchase price adjustments of approximately $27 million, primarily due to a lower amount of fuel being transferred to the new owners of the Oswego generation assets than originally anticipated and provided for in the sales agreement.

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

The Power Choice agreement provided for deferral and future recovery of net losses resulting from the sale of the fossil and hydro generation asset portfolio. As of January 31, 2002, Niagara Mohawk has recorded a regulatory asset of $118.7 million for the net loss on the sale of its fossil and hydro generation assets. The net loss is included in Niagara Mohawk’s balance sheet as “Merger rate plan stranded costs.” In accordance with Power Choice, Niagara Mohawk did not earn a return on the deferred loss related to the sale of the fossil and hydro assets during Power Choice.

On November 7, 2001, Niagara Mohawk sold its nuclear assets to Constellation pursuant to which Niagara Mohawk received approximately $271 million in cash and would receive five annual principal and interest payments totaling $332 million. The current portion of the Notes Receivable from Constellation is approximately $50.0 million and is reflected in Current Assets at March 31, 2002 and December 31, 2001, respectively. The non-current portion of the Notes Receivable is approximately $199.8 million and is reflected in the “Other Assets” line item of the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001, respectively. On April 12, 2002, Niagara Mohawk received full payment on the note from Constellation of $261.5 million in cash, which represented a principal ($249.8 million) and interest payment ($11.7 million) on the note. Niagara Mohawk’s share of the plant had a net book value (which includes materials, supplies and fuel) of approximately $1.6 billion as of the closing, excluding the reserve for decommissioning costs recovered in rates that was reflected in “Accumulated depreciation and amortization” on the balance sheet of $457.4 million. In addition, Niagara Mohawk transferred its external decommissioning trust fund of $357.1 million to Constellation. Pursuant to the PSC Order approving the sale, dated October 24, 2001, Niagara Mohawk was required to write-off $123 million of its nuclear investment.

The nuclear stranded costs that remained after writing off $123 million of nuclear investment as a result of the sale of the nuclear assets as provided for in the nuclear settlement agreement is reflected in the “Merger rate plan stranded asset costs” account. In addition, the net regulatory assets of approximately $125.3 million were reclassified into the “Merger rate plan stranded asset costs” account. The amount of the loss is subject to change as a result of post closing adjustments on the sales, transaction costs, subsequent costs associated with contract clauses, the amount of severance and other costs, and PSC review of the amounts deferred. Niagara Mohawk began to amortize the regulatory asset related to the loss on the sale of the nuclear assets, which is reflected in the “Amortization of stranded costs” line item of the Consolidated Income Statements, leaving a nuclear stranded cost balance of $1,072.3 million at January 31, 2002. As provided in the Merger Rate Plan, upon the closing of the Merger, Niagara Mohawk was required to write off $875.0 million in nuclear-related costs that otherwise would have been collected in rates. The remaining stranded costs related to the sale of all of the generation assets will be amortized over ten years based on a pattern established in the Merger Rate Plan.

The amortization of the merger rate plan stranded asset costs is reflected in the “Amortization of stranded costs” line item of the Consolidated Income Statements.

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

PENSION AND POSTRETIREMENT BENEFIT PLANS:   The pension and postretirement benefit plans regulatory asset represents the revaluation of such an asset at fair value as required by the purchase accounting method. This revaluation resulted in an increase to this regulatory asset in the amount of approximately $444.4 million. See Note 7 for further information.

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

Under the Merger Rate Plan, Niagara Mohawk’s remaining electric business (electric transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, Niagara Mohawk continues to apply SFAS No. 71 to these businesses. Also, Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

NOTE 4.  CAPITALIZATION

Niagara Mohawk is authorized to issue 250,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1999, 2000, 2001 and the three months ended March 31, 2002:

Niagara Mohawk is authorized to issue 250,000,000 shares of common stock, $1 par value; 3,400,000 shares of preferred stock, $100 par value; 19,600,000 shares of preferred stock, $25 par value; and 8,000,000 shares of preference stock, $25 par value. The table below summarizes changes in the capital stock issued and outstanding and the related capital accounts for 1999, 2000, 2001 and the three months ended March 31, 2002:

                                                                            Preferred Stock
                                                ---------------------------------------------------------------------------
                             Common Stock
                             $1 Par Value              $100 Par Value                          $25 Par Value                Capital Stock              Accumulated    Repurchased
                       -----------------------  ----------------------------------   --------------------------------------  Premium and                  Other         Holdings'
                                                              Non-                                    Non-                     Expense       Paid-In   Comprehensive     Common
                          Shares     Amount*    Shares    Redeemable*  Redeemable*     Shares     Redeemable*   Redeemable*      Net         Surplus       Loss*         Stock*
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

December 31, 1998      187,364,863  $187,365  2,304,000    $210,000   (a) $20,400     11,448,403   $230,000     (a)$56,210   $2,362,531                  ($25,794)
Issued                                                -           -             -  (b) 3,000,000    150,000              -       (1,479)
Redemptions                                     (18,000)          -        (1,800) (b)(6,232,801)  (150,000)        (5,820)          87
Repurchased Holdings'
  Common stock                                                                                                                                                         (157,167)
Dividend of Opinac                                                                                                                                     (c) 25,186
Other comprehensive
  income adjustments                                                                                                                                       (4,545)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999      187,364,863  $187,365  2,286,000    $210,000   (a) $18,600      8,215,602   $230,000     (a)$50,390   $2,361,139                   ($5,153)     (157,167)
Amortization (d)                                                                                                                  1,178
Redemptions                                     (18,000)          -        (1,800)      (232,801)         -         (5,820)          87
Repurchased Holdings'
  Common stock                                                                                                                                                         (250,026)
Other comprehensive
  income adjustments                                                                                                                                       (2,306)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000      187,364,863  $187,365  2,268,000    $210,000   (a) $16,800      7,982,801   $230,000     (a)$44,570   $2,362,404                   ($7,459)    ($407,193)
Amortization (d)                                                                                                                  1,363
Redemptions                                     (18,000)          -        (1,800)      (232,801)         -         (5,820)          87
Other comprehensive
  income adjustments                                                                                                                                      (10,186)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001      187,364,863  $187,365  2,250,000    $210,000   (a) $15,000      7,750,000   $230,000     (a)$38,750   $2,363,854    $        -     (17,645)    ($407,193)
Amortization (d)                                                                                                                    114
Redemptions                                  (1,802,445)   (165,244)      (15,000)    (6,636,900)  (174,345)       (38,750)           -
Purchase accounting
  adjustments                                                                                                                (2,363,968)    2,711,427      37,049       407,193
Gain on repurchase of
  preferred stock                                                                                                                                      11,467
Other comprehensive
  income adjustments                                                                                                                                      (19,278)
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
March 31, 2002         187,364,863  $187,365    447,555     $44,756       $     -      1,113,100   $ 55,655        $     -    $       -    $2,722,894    $    126     $       -
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
*	In thousands of dollars
(a)	Includes sinking fund requirements due within one year.
(b)	The fixed-adjustable rate preferred stock issued during 1999 has a $25 par value with a $50 liquidation preference.
(c)	On March 31, 1999, Niagara Mohawk distributed its ownership interest in the stock of Opinac as a dividend to Holdings. As a result, the accumulated other comprehensive income of Opinac of $25.2 million, which is entirely made up of foreign currency translation adjustment, is no longer included in Niagara Mohawk’s “Accumulated Other Comprehensive Income (Loss).” (See Note 1).
(d)	Pursuant to a 1999 PSC rate order, Niagara Mohawk is amortizing the capital stock expense of the Adjustable Rate Series D preferred stock over five years (ends in 2004).

The components of other comprehensive income (loss) include the cumulative amount of unrealized loss on securities of $126,000. Included in Accumulated Other Comprehensive Income (Loss) are the following amounts from the activity of cash flow hedges for the year ended December 31, 2001 and the three months ended March 31, 2002.

The components of other comprehensive income (loss) include the cumulative amount of unrealized loss on securities of $126,000. Included in Accumulated Other Comprehensive Income (Loss) are the following amounts from the activity of cash flow hedges for the year ended December 31, 2001 and the three months ended March 31, 2002.

The purchase accounting method was used to account for the acquisition of Holdings by National Grid, which resulted in a purchase accounting adjustment of $232.1 million to Niagara Mohawk’s retained earnings. This also resulted in a reduction to the premium on capital stock of $2,364.0 million, a reduction in the repurchase of Holdings’ common stock of $407.2 million and an increase of $2,711.4 million in other paid-in-capital.

At March 31, 2002, there were no open positions in instruments qualifying for hedge accounting.

                  (in thousands of dollars)             Gas Supply   Electric Supply     Total
                                                        ----------   ---------------   ---------
Derivatives designated as cash flow hedges
 at January 1, 2001                                      $(12,967)     $ (4,442)       $(17,409)
Changes in fair value recognized in 2001                   29,342        (1,469)         27,873
Reclassifications to expense                               (7,458)        5,911          (1,547)
                                                         ---------     ---------       ---------
Total hedging activity included in Accumulated other
 comprehensive income at December 31, 2001                  8,917             -           8,917
Changes in fair value recognized in 2002                    1,281           411           1,692
Reclassifications to expense                              (10,198)         (411)        (10,609)
                                                         ---------     ---------       ---------
Total hedging activity included in Accumulated other
 comprehensive income at March 31, 2002                  $      -      $      -        $      -
                                                         =========     =========       =========

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

NIAGARA MOHAWK NON-REDEEMABLE PREFERRED STOCK

Niagara Mohawk had certain issues of preferred stock, which provide for redemption at the option of Niagara Mohawk, as shown in the table below. In March 2002, Niagara Mohawk redeemed a number of shares of several series of preferred stock pursuant to a cash tender offer that commenced in February 2002.

                                                                           Redemption price
                     Shares                     In thousands of dollars       per share
             March 31,   December 31,  March 31,       December 31,         (Before adding
   Series      2002         2001         2002       2001         2000    accumulated dividends)
-----------------------------------------------------------------------------------------------
Preferred $100 par value:              (Successor)     (Predecessor)
   3.40%      64,402       200,000     $  6,440    $ 20,000   $ 20,000         $103.50
   3.60%     143,018       350,000       14,302      35,000     35,000          104.85
   3.90%     102,138       240,000       10,214      24,000     24,000          106.00
   4.10%      60,721       210,000        6,072      21,000     21,000          102.00
   4.85%      40,355       250,000        4,036      25,000     25,000          102.00
   5.25%      36,921       200,000        3,692      20,000     20,000          102.00
   6.10%           -       250,000            -      25,000     25,000           N/A
   7.72%           -       400,000            -      40,000     40,000           N/A

Preferred $25 par value:

Adjustable Rate -
 Series A          -     1,200,000            -      30,000     30,000           N/A
 Series C          -     2,000,000            -      50,000     50,000           N/A
 Series D  1,113,100     3,000,000       55,655     150,000    150,000          50.00 *
                                       -------------------------------
                                       $100,411    $440,000   $440,000
                                       ===============================

* Not redeemable prior to December 31, 2004.

N/A = not applicable

NIAGARA MOHAWK MANDATORILY REDEEMABLE PREFERRED STOCK

Niagara Mohawk redeemed all of its mandatorily redeemable preferred stock in March 2002. Prior to such redemption, these series required mandatory sinking funds for annual redemption.

                                             Shares               In thousands of dollars
                             March 31,    December 31,     March 31,       December 31,
Series                         2002     2001       2000       2002      2001       2000
-----------------------------------------------------------------------------------------
                            (Successor)  (Predecessor)    (Successor)      (Predecessor)
Preferred $100 par value:
        7.45%                   -     150,000    168,000   $    -    $15,000    $16,800
Preferred $25 par value:
        7.85%                   -           -    182,801        -          -      4,570
Adjustable Rate -
   Series B                     -   1,550,000  1,600,000        -     38,750     40,000
                                                           --------  --------   --------
                                                                 -    53,750     61,370
Less sinking fund requirements                                   -     3,050      7,620
                                                           --------  --------   --------
                                                           $     -   $50,700    $53,750
                                                           ========  ========   ========

NIAGARA MOHAWK LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands of dollars
                            March 31,         December 31,                                March 31,      December 31,
Series         Due             2002        2001         2000    Series                      2002        2001        2000
--------------------------------------------------------------  ----------------------------------------------------------
First Mortgage Bonds:      (Successor)       (Predecessor)      Promissory notes:       (Successor)      (Predecessor)
6 7/8%         2001                -           -   $  210,000   2015                    $  100,000  $  100,000 $  100,000
9 1/4%         2001                -           -      100,000   2023                        69,800      69,800     69,800
5 7/8%         2002       $  230,000  $  230,000      230,000   2025                        75,000      75,000     75,000
6 7/8%         2003           85,000      85,000       85,000   2026                        50,000      50,000     50,000
7 3/8%         2003          220,000     220,000      220,000   2027                        25,760      25,760     25,760
8%             2004          232,425     232,425      232,425   2027                        93,200      93,200     93,200
6 5/8%         2005          110,000     110,000      110,000   Revolving Credit Facility        -           -     60,000
9 3/4%         2005          137,981     137,981      137,981   Other                       20,443     159,694    161,535
7 3/4%         2006          275,000     275,000      275,000   Unamortized discount        (8,615)     (9,055)   (10,651)
                                                                                        ---------------------------------
6 5/8%*        2013           45,600      45,600       45,600     Total Long-Term Debt   4,691,289   4,951,024  5,288,460
8 3/4%         2022                -     119,012      119,012   Less long-term debt due
8 1/2%         2023          122,020     122,020      122,020   within one year            544,647     543,793    625,079
7 7/8%         2024          170,257     170,257      170,257                           ----------------------------------
5.15%*         2025           75,000      75,000       75,000                           $4,146,642  $4,407,231 $4,663,381
7.2%*          2029          115,705     115,705      115,705                           ==================================
                          ------------------------------------
Total First Mortgage Bonds 1,818,988   1,938,000    2,248,000
                          ------------------------------------
Senior Notes:
7 1/8%         2001                -           -      302,439
7 1/4%         2002          302,439     302,439      302,439
7 3/8%         2003          302,439     302,439      302,439
5 3/8%         2004          300,000     300,000            -
7 5/8%         2005          302,439     302,439      302,439
8 7/8%         2007          200,000     200,000      200,000
7 3/4%         2008          600,000     600,000      600,000
8 1/2%         2010          500,000     500,000      500,000
Unamortized discount
  on 8 1/2% Senior Note      (60,604)    (58,692)     (93,940)
                          ------------------------------------
Total Senior Notes        $2,446,713  $2,448,625   $2,415,816
                          ------------------------------------

*   Tax-exempt pollution control related issues

Niagara Mohawk’s long-term debt increased significantly upon the closing of the MRA on June 30, 1998. The MRA was primarily financed through the Senior Notes.

As of March 31, 2002, Niagara Mohawk has received $1,261.4 million in cash proceeds on the sale of its generation assets. During 1999 through the three months ended March 31, 2002, Niagara Mohawk’s net reduction in long-term debt was approximately $2.0 billion using the proceeds from the assets sales and from improved cash flow. In April 2002, Niagara Mohawk received $261.5 million in cash from Constellation, since Constellation elected to prepay the remaining amount it owed Niagara Mohawk related to the sale of the nuclear assets. Niagara Mohawk will be obligated to use 85 percent of the $261.5 million cash proceeds from Constellation to reduce its senior debt outstanding within 180 days after the receipt of such proceeds.

Several series of First Mortgage Bonds and Promissory Notes were issued to secure a like amount of tax-exempt revenue bonds issued by NYSERDA. Approximately $414 million of such securities bear interest at a daily adjustable interest rate (with an option to convert to other rates, including a fixed interest rate which would require Niagara Mohawk to issue First Mortgage Bonds to secure the debt) which averaged 1.12 percent for the three months ended March 31, 2002, 2.50 percent for 2001, 4.06 percent for 2000 and 3.23 percent for 1999 and are supported by bank direct pay letters of credit. Pursuant to agreements between NYSERDA and Niagara Mohawk, proceeds from such issues were used for the purpose of financing the construction of certain pollution control facilities at Niagara Mohawk’s generation facilities or to refund outstanding tax-exempt bonds and notes (see Note 5).

Other long-term debt in the three months ended March 31, 2002 consists of a liability for IPP contract restructurings not related to the MRA of approximately $16.2 million and promissory notes to the co-tenants of Unit 2 related to the sale of the nuclear assets of $4.2 million. Other long-term debt decreased approximately $154.9 million in the three months ended March 31, 2002, primarily as a result of the reclassification of the nuclear fuel disposal liability of $139.1 million from “Long-term debt” to the “Other Regulatory and other liabilities” line item of the Consolidated Balance Sheets. Such reclassification reflects management’s belief that subsequent to the merger with National Grid, it will not have to incur long-term debt in order to relieve its obligations related to the nuclear fuel disposal liability. The aggregate maturities of long-term debt for the five years subsequent to December 31, 2001, excluding capital leases, in millions, are approximately $543.8, $611.8, $533.0, $550.6 and $275.0, respectively. The current portion of capital lease obligations are reflected in the other current liabilities line item on the Consolidated Balance Sheet and was approximately $3.4 million, $3.1 million and $3.2 million at March 31, 2002, December 31, 2001 and December 31, 2000, respectively. The non-current portion of capital lease obligations are reflected in the other regulatory and other liabilities line item on the Consolidated Balance Sheet and was approximately $7.3 million, $12.6 million and $15.6 million at March 31, 2002, December 31, 2001 and December 31, 2000, respectively. Niagara Mohawk retained the liability to the DOE for nuclear fuel disposal as part of the sale of the nuclear assets. See Note 8 for a further discussion of the nuclear fuel disposal liability to the DOE.

EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2002, and the year ended December 31, 2000 and 1999, Niagara Mohawk defeased or redeemed approximately $119 million, $95 million and $822 million, respectively, in long-term debt prior to its scheduled maturity. Niagara Mohawk charged to earnings, as an extraordinary item, approximately $0.9 million and $23.8 million, after tax, for the year ended December 31, 2000 and 1999, respectively, for redemption premiums incurred and unamortized debt expense and issuance costs.

During March 2002, Niagara Mohawk defeased its 8 3/4 percent First Mortgage Bonds due 2022. Provisions for the payment of these bonds were made by depositing with trustees approximately an amount sufficient to pay principal ($119 million), interest ($5.2 million), and premium ($4.8 million), as applicable, to the maturity date, or to the first date on which these bonds could be redeemed. The defeased bonds were removed from the balance sheet effective March 31, 2002. Niagara Mohawk deferred the costs associated with the $119 million early redemption of long-term debt. Such costs were scheduled to be amortized over the remaining life of the debt issuance until 2022. During April 2002, these bonds were called.

NOTE 5.   BANK CREDIT ARRANGEMENTS

Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $524 million of credit consisting of a five-year $100 million revolving credit facility (expires May 31, 2005) and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority, discussed in Note 4. Prior to its cancellation in April 2002, the senior bank facility also included a 364 day revolving credit facility of $322.9 million. As of March 31, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities.

Niagara Mohawk had short-term debt of $419 million outstanding at March 31, 2002, which included $343 million of borrowings from other National Grid USA companies through the money pool and $76 million of borrowings from Holdings. The interest rate approximated 1.8 percent at March 31, 2002. The short-term debt was used to redeem $390.3 million of preferred stock and the early redemption of $119.0 million of first mortgage bonds.

Niagara Mohawk had short-term debt of $110 million outstanding at December 31, 2000 and no short-term debt outstanding at December 31, 2001. The interest rate applicable to the facility is variable based on certain rate options available under the agreement and approximated 7.8 percent at December 31, 2000.

NOTE 6.  FEDERAL, STATE AND FOREIGN INCOME TAXES

Following is a summary of the components of federal and state income tax and a reconciliation between the amount of federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

                        60 Day Period  30 Day Period  Three Months
                            Ended          Ended         Ended
                           March 31,    January 30,    March 31,        Year Ended December 31,
In thousands of dollars      2002          2002           2001      2001         2000       1999
                         -----------------------------------------------------------------------------
                         (Successor)   (Predecessor) (Predecessor)    (Predecessor)     (Predecessor)
                                                      (Unaudited)
Components of federal, state and foreign income taxes:

Current tax expense (benefit):
   Federal               $ (1,672)     $ 10,395       $  6,518     $  3,559   $ 18,350    $ 25,350
   State (a)               (6,698)          357            430          386        468         143
                         ---------     ---------      ---------    ---------  ---------   ---------
                           (8,370)       10,752          6,948        3,945     18,818      25,493
                         ---------     ---------      ---------    ---------  ---------  ---------
Deferred tax expense (benefit):
   Federal                 24,106        (6,194)        11,748      (78,971)   (22,409)     (6,467)
   State (a)               10,098          (780)          (922)       2,930     (5,935)          -
                         ---------     ---------      ---------    ---------  ---------   ---------
                           34,204        (6,974)        10,826      (76,041)   (28,344)     (6,467)
                         ---------     ---------      ---------    ---------  --------   ---------
      Total (b)          $ 25,834      $  3,778       $ 17,774     $(72,096)  $ (9,526)   $ 19,026
                         =========     =========      =========    =========  =========   =========
(a)	Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.
(b)	Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.

Reconciliation between federal income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

                                      60 Day      30 Day     Three Months
                                   Period Ended Period Ended    Ended
                                     March 31,   January 30,   March 31,      Year Ended December 31,
                                       2002        2002         2001        2001       2000       1999
                                                             (Unaudited)
                                    -----------  ----------- -----------  ---------  ---------   --------
Computed tax                        $19,768      $(5,883)     $18,558    $(14,901)  $(10,825)   $ 14,220
---------------------------------------------------------------------------------------------------------
                                   (Successor)                     (Predecessor)
Increase (reduction) including those attributable to
   flow-through of certain tax adjustments:

Depreciation                          3,202        1,493       17,112      18,620     27,366      21,380
Cost of removal                      (1,139)        (583)      (7,682)     (6,441)    (6,936)     (6,809)
Allowance for funds used
 during construction                    133           47         (488)        929       (254)     (2,442)
State income taxes (a)                2,541        1,839         (610)      3,316     (5,467)       (143)
Non-deductible Executive
 compensation                             -        9,878            -           -          -           -
Goodwill Adjustments                      -       (1,953)           -           -          -           -
Expiring foreign tax credits              -            -            -           -          -         692
Pension settlement amortization           -            -            -           -          -        (278)
Debt premium & mortgage
 recording tax                          275           51          661         664        806      14,402
Real estate taxes                         -            -            -        (414)    (5,860)      3,540
Amortization of capital stock             -           40          661         548        634          99
Dividends exclusion - federal
 income tax returns                     (67)         (34)        (486)       (468)      (517)       (449)
Vacation pay adjustment                   -            -            -          76        420         (36)
Provided at other than statutory
 rate                                     4           (2)           -           1     (1,186)      1,185
Supplemental Executive
 Retirement trust fund                    -            -            -           -       (446)       (268)
Settlement of IRS exams                   -            -            -           -     (1,852)          -
Voluntary Early Retirement
 Plan                                     -            -            -      11,272          -           -
Allocation Percentage/Annualization       -            -       (3,002)          -          -           -
Subsidiaries                           (173)         (96)        (313)     (1,115)         3        (876)
Reserve for Hydra-Co sale expenses        -            -            -           -          -      (1,181)
Deferred investment tax credit
 reversal (c)                          (528)        (258)      (7,420)    (86,034)    (6,110)    (23,539)
Other                                 1,818         (761)         783       1,851        698        (471)
                                    --------     --------     --------   ---------  ---------   ---------
                                      6,066        9,661         (784)    (57,195)     1,299       4,806
                                    --------     --------     --------   ---------  ---------   ---------
Federal income taxes (b)            $25,834      $ 3,778      $17,774    $(72,096)  $ (9,526)   $ 19,026
                                    ========     ========     ========   =========  =========   =========
(a)	Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.
(b)	Does not include the tax benefits of $0.489 million and $12.819 million associated with the extraordinary item for the loss on the extinguishment of debt in 2000 and 1999, respectively.
(c)	Deferred investment tax credits of $79.7 million, $0.8 million and $16.2 million related to the generation assets that have been sold have been taken into income in 2001, 2000 and 1999, respectively, in accordance with IRS rules.

The deferred tax liabilities (assets) were comprised of the following:

In thousands of dollars                          March 31,           December 31,
                                                   2002          2001           2000
                                                (Successor)         (Predecessor)
---------------------------------------------  ------------  ------------   ------------
Alternative minimum tax                        $   (96,481)  $   (95,899)   $   (93,228)
Unbilled revenues                                  (23,052)      (23,052)       (13,964)
Non-utilized NOL carryforward                     (608,050)     (638,316)      (805,261)
Liability for environmental costs                 (126,225)     (129,625)      (121,125)
VERO                                              (249,150)            -              -
Other                                             (235,099)     (317,444)      (430,257)
                                               ------------  ------------   ------------
   Total deferred tax assets                    (1,338,057)   (1,204,336)    (1,463,835)
                                               ------------  ------------   ------------
Depreciation related                               810,180       781,730      1,285,180
Investment tax credit related                       49,115        23,026         62,734
Deferred environmental restoration costs           126,225       129,625        121,125
Merger rate plan stranded costs                  1,169,525     1,370,605      1,037,106
Merger fair value pension and OPEB adjustment      188,856             -              -
Other                                              103,484       357,225        436,722
                                               ------------  ------------   ------------
   Total deferred tax liabilities                2,447,385     2,662,211      2,942,867
                                               ------------  ------------   ------------
Accumulated deferred income taxes              $ 1,109,328   $ 1,457,875    $ 1,479,032
                                               ============  ============   ============

In December 1998, Niagara Mohawk received a ruling from the IRS which provided that the amount of cash and the value of common stock that was paid by Niagara Mohawk to the subject terminated IPP Parties was deductible in 1998 which resulted in Niagara Mohawk not paying any regular federal income taxes for 1998, and further generated a substantial net operating loss for federal income tax purposes. Niagara Mohawk carried back a portion of the unused NOL to the years 1996 and 1997, and also for the years 1988 through 1990, which resulted in federal income tax refunds of $135 million that were received in January 1999. As a result of the merger with National Grid, Niagara Mohawk is now part of the consolidated tax return filing group of National Grid USA. National Grid currently anticipates that the consolidated tax filing group will be able to utilize the remaining NOL carryforward prior to its expiration in 2019. The amount of the NOL carryforward as of March 31, 2002 is $1.724 billion. National Grid’s ability to utilize the NOL carryforward generated as a result of the MRA and the utilization of alternative minimum tax credits could be affected by the rules of Section 382 of the Internal Revenue Code.

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

The changes in benefit obligations, plan assets and plan funded status for these pension and other retirement plans are summarized as follows:

          In thousands of dollars                   Pension Benefits                   Other Retirement Benefits
                                             March 31,           December 31,        March 31,         December 31,
                                               2002          2001          2000         2002          2001        2000
                                           -----------   ------------  ------------  ----------  ----------  ----------
Change in benefit obligation:              (Successor)          (Predecessor)        (Successor)       (Predecessor)

Benefit obligation at January 1            $ 1,246,620   $ 1,183,775   $ 1,111,833   $ 651,423   $ 562,594   $ 519,058
   Service cost                                  7,752        32,046        32,502       2,412      11,265      11,784
   Interest cost                                22,453        88,315        86,262      12,599      41,664      39,601
   Benefits paid to participants               (49,100)     (125,038)      (92,313)    (11,402)    (47,695)    (40,528)
   Plan amendments                                   -        37,092           390      15,012      22,960           -
   Curtailments                                      -       (18,603)         (178)          -     (16,016)     (1,514)
   Settlements                                 (79,165)      (21,199)      (12,728)          -           -           -
   Actuarial (gain) loss                        12,915        70,232        58,007      64,674      76,651      34,193
   Special Termination Benefits                 69,674             -             -       8,571           -           -
                                           ------------  ------------  ------------  ----------  ----------  ----------
Benefit obligation at end of period          1,231,149     1,246,620     1,183,775     743,289     651,423     562,594
                                            ------------  -----------  ------------  ----------  ----------  ----------
Change in plan assets:

Fair value of plan assets at January 1       1,076,277     1,256,720     1,344,647     268,740     271,973     245,090
   Contributions                                23,404         4,000        29,247           -           -           -
   Net return on plan assets                     2,500       (59,838)      (10,856)      8,130      (3,233)     26,883
   Benefits paid to participants               (49,100)     (124,605)      (91,085)          -           -           -
   Settlements                                 (64,546)            -       (15,233)          -           -           -
                                           ------------  ------------  ------------  ----------  ----------  ----------
Fair value of plan assets at end of period     988,535     1,076,277     1,256,720     276,870     268,740     271,973
                                           ------------  ------------ ------------  ----------  ----------   ----------
Funded status                                 (242,614)     (170,342)       72,945    (466,419)   (382,683)   (290,621)
Unrecognized initial obligation                      -         6,800        10,253           -     119,790     130,680
Unrecognized net gain (loss) from actual
   return on plan assets                        19,817       (92,527)     (249,756)     (2,600)          -           -
Unrecognized net loss (gain) from past
   experience different from that assumed      (29,448)       77,107        39,939     (24,129)     96,681       9,262
Unrecognized prior service cost                      -        86,894        73,290           -      14,606      (6,166)
Intangible Asset                                     -       (16,136)         (391)          -           -           -
Accumulated other comprehensive income               -       (11,818)       (8,004)          -           -           -
                                           ------------  ------------  ------------  ----------  ----------  ----------
Benefits liability on Niagara Mohawk's
   consolidated balance sheet              $  (252,245)  $  (120,022)  $   (61,724)  $(493,148)  $(151,606)  $(156,845)
                                           ============  ============  ============  ==========  ==========  ==========

The purchase accounting that took place on January 31, 2002 required Niagara Mohawk to revalue its assets and liabilities at fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and post-retirement benefit liabilities of approximately $444.4 million. The major reasons for the increase were the recognition of formerly unrecognized components of the benefit liabilities and a change to adopt National Grid’s assumptions, primarily the attribution period for post-retirement benefits.

As part of the acquisition by National Grid, Niagara Mohawk made certain change-of-control payments under the supplemental non-qualified executive retirement program and offered a voluntary early retirement program to selected employees in areas targeted for staffing reductions. These items appear in the tables as Special Termination Benefits. Under the Merger rate plan, Niagara Mohawk was able to record a regulatory asset for the cost related to the revaluation of the qualified pension and post-retirement benefit plans. The costs of the change-of control payment under the non-qualified plan were charged to expense. The following table sets for the components and disposition of these costs:

                                              Deferred in
                                              Merger Rate
                                 Charged to  Plan Stranded
(in millions of dollars)          Expense        Cost         Totals
                                 -----------------------------------
Pension Benefits                 $ 25.7         $ 44.0        $ 69.7
Other postretirement benefits       0              8.6           8.6
                                 ------         ------        ------
                                 $ 25.7         $ 52.6        $ 78.3
                                 ======         ======        ======

For the first quarter of 2002, Niagara Mohawk had a net settlement gain of $16.7 million relating to the sale of the Nuclear division. This gain has been deferred for future ratemaking purposes. In 2001, Niagara Mohawk experienced a net curtailment/settlement loss of $31.9 million due to the employee transfers associated with the sale of the nuclear assets and change of control payments under the supplemental executive retirement plan. Of the 2001 loss, $11.2 million is recorded in the deferred loss on the sale of assets, $6.0 million is due from co-tenants for their allocation of the plant ownership and $14.7 million was charged to expense. In 2000, Niagara Mohawk experienced a net pension curtailment/settlement gain of $2.8 million due to the employee transfers associated with the sales of the Oswego and Albany generating plants. These gains/losses are included in the deferred loss on the sale of the assets. In 1999, there was a net curtailment/settlement gain of $35.3 million due to employee transfers associated with generation asset sales and normal terminations.

The non-qualified executive pension plan has no plan assets due to the nature of the plan, and therefore, has an accumulated benefit obligation in excess of plan assets of $ 11.0 million, $17.3 million and $16.5 million at March 31, 2002, December 31, 2001 and 2000, respectively.

The following table summarizes the components of the net annual benefit costs. Approximately $7.2 million of pension and other retirement plan charges have been deferred for future ratemaking purposes.

                                                                 In thousands of dollars
                                               Pension Benefits                            Other Postretirement Benefits
                            --------------------------------------------------   -------------------------------------------------
                                            30 Day Period                                        30 Day Period
                             60 Day Period      Ended                             60 Day Period      Ended
                            Ended March 31,  January 30,        December 31,     Ended March 31,   January 30,      December 31,
                                2002            2002          2001       2000         2002           2002          2001       2000
                            --------------  -------------  ---------  ---------  --------------- ------------- --------- ---------
                            (Predecessor)                 (Successor)             (Predecessor)               (Successor)
Service cost                 $  4,886       $  2,866       $ 32,046   $ 32,502    $  1,348         $ 1,064     $ 11,265  $ 11,784
Interest cost                  14,637          7,816         88,315     86,262       8,806           3,792       41,664    39,601
Expected return
   on plan assets             (14,751)        (7,567)       (94,247)   (95,399)     (3,458)         (2,071)     (24,436)  (21,277)
Amortization of the
   initial obligation               -            191          2,240      2,381           -             908       10,890    10,890
Amortization of
   gains and losses                 -           (174)        (1,122)    (5,028)          -           1,332        7,101     4,841
Amortization of prior
   service costs                    -            801          8,464      7,230           -             302       (7,207)   (9,244)
                             ---------      ---------      ---------  ---------   ---------      ------------- ---------  --------
Net benefit cost before
curtailments and
settlements                     4,772          3,933         35,696     27,948       6,696           5,327       39,277    36,595
Curtailment (gain) loss             -              -         14,063      1,025           -               -        3,179    (1,635)
Settlement (gain) loss        (16,726)             -         14,689     (2,232)          -               -            -         -
Special Termination Benefits   44,000         25,674              -          -       8,571               -            -         -
                             ---------      ---------      ---------  ---------   ---------      ------------- ---------  --------
Net benefit cost (1)         $ 32,046       $ 29,607       $ 64,448   $ 26,741    $ 15,267         $ 5,327     $ 42,456   $34,960
                             =========      =========      =========  =========   =========      ============= =========  ========
(1)	A portion of the benefit costs relates to construction labor, and accordingly, is allocated to construction projects.

Niagara Mohawk also has a defined contribution pension plan (employee savings fund plan) that covers substantially all employees. Employer matching contributions of $ 2.2 million, $10.0 million, $10.2 million and $10.8 million were expensed in the first quarter ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999 respectively.

                                          Pension Benefits               Other Retirement Benefits
                                   Quarter                            Quarter
                                    Ended                              Ended
                                  March 31, Year Ended December 31, March 31, Year Ended December 31,
                                    2002      2001      2000          2002      2001      2000
                                 ---------  -------   -------       -------   ------    ------
Weighted average assumptions
 Discount rate                     7.50%      7.25%      7.75%        7.50%    7.25%     7.75%
 Expected return on plan assets    8.75       9.50       9.50         8.50     9.25      9.50
 Rate of compensation increase
  (plus merit increases)           3.25       2.50       2.50          N/A     N/A        N/A
 Health care cost trend rate:
  Under age 65                     N/A        N/A         N/A        10.00     9.00      9.00
  Over age 65                      N/A        N/A         N/A        10.00     9.00      9.00

The assumed health cost trend rates decline to five percent in 2007 and remain at that level thereafter. The assumed health cost trend rates can have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             1% Increase    1% Decrease
                                             (in thousdands of dollars)
                                             --------------------------
Effect on total of service and interest
 cost components of net periodic
 postretirement health care benefit cost     $  1,152       $  (1,026)

Effect on the health care component of
 the accumulated postretirement
 benefit obligation                          $ 73,952       $ (67,253)

Niagara Mohawk recognizes the obligation to provide post-employment benefits if the obligation is attributable to employees’ past services, rights to those benefits are vested, payment is probable and the amount of the benefits can be reasonably estimated. At March 31, 2002, December 31, 2001 and 2000, Niagara Mohawk’s post-employment benefit obligation is approximately $23.3 million, $22.4 million and $21.5 million, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

LONG-TERM CONTRACTS FOR THE PURCHASE OF ELECTRIC POWER:   Niagara Mohawk has several types of long-term contracts for the purchase of electric power. Niagara Mohawk’s commitments under these long-term contracts, as of March 31, 2002, excluding its commitments with NYPA, which are shown separately, are summarized in the table below. Niagara Mohawk did not enter into any new agreements in the first three months of 2002. Following the table are descriptions of the different types of these long-term contracts. For a detailed discussion of the financial swap agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets (the sale of the Huntley and Dunkirk coal-fired generation plants and the sale of the Albany oil and gas-fired generation plant) which are not included in the table below, see Note 9.

                      (In thousands of dollars)
              Estimated     Estimated                   Estimated     Estimated
Fiscal Year Fixed Costs   Variable Costs                Purchased     Purchased
  Ended                     Capacity,                    Capacity      Energy
March 31,    Capacity    Energy and Taxes **  Total      (in MW)      (in MWh)
--------------------------------------------------------------------------------

2003         $52,810     $  527,728       $  580,538      3,265      12,461,804
2004          35,082        520,149          555,231      3,243      12,274,313
2005          18,795        455,471          474,266      2,023      10,699,916
2006          15,207        390,410          405,617      1,394       9,198,028
2007          15,337        385,733          401,070      1,393       9,270,468
2008-2017     59,572      2,042,284        2,101,856      1,351 *    39,010,449
*	MW value represents the average annual quantity of purchased capacity
**	Does not include puts (see below)

PURPA Contracts
Under the requirements of PURPA, Niagara Mohawk is required to purchase power generated by IPPs, as defined therein. Niagara Mohawk has 107 PPAs with 115 IPP facilities, amounting to approximately 500 MW of capacity at March 31, 2002. All of this capacity amount is considered firm and excludes PPAs that provide energy only. The table above includes the estimated payments for fixed costs (capacity) and variable costs (capacity, energy and related taxes) that Niagara Mohawk estimates it will be obligated to make under these 107 IPP contracts, excluding the put contracts (see below) and the financial obligation under the swap contracts. The payments to the IPPs are subject to the tested capacity and availability of the facilities, scheduling and price escalation. These payments have been significantly reduced by the consummation of the MRA and additional IPP restructurings made in 1999 and 2000.

Fixed capacity costs (in the table above) relate to three contracts as follows: 1) a contract with an IPP, 2) a contract entered into along with the sale of the Oswego generation assets as discussed further below, and 3) the contract entered into along with the sale of the hydroelectric generation assets as discussed further below. With respect to the IPP contract, Niagara Mohawk is required to make capacity payments, including payments when the facility is not operating but available for service. The terms of this contract allow Niagara Mohawk to schedule energy deliveries and then pay for the energy delivered. Contracts relating to the remaining IPP facilities in service at March 31, 2002 require Niagara Mohawk to pay only when energy is delivered. Niagara Mohawk paid approximately $89.6 million, $320.8 million, $415.6 million and $435.2 million in the three months ended March 31, 2002, and the years end December 31, 2001, 2000 and 1999 for 671,000 MWh, 3,340,000 MWh, 5,077,000 MWh and 6,768,000 MWh, respectively, of electric power under all IPP contracts.

Fossil/Hydro Contracts
As part of the sale of Niagara Mohawk’s fossil and hydro generation assets, Niagara Mohawk entered into PPAs with the buyers of these assets for the purchase of capacity and energy as discussed in more detail below. The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs that Niagara Mohawk estimates it will make under these contracts. Niagara Mohawk paid approximately $32.9 million in the three months ended March 31, 2002, $108.6 million in 2001, $137.0 million in 2000 and $123.7 million in 1999 for 2,769 MW, 2,945 MW, 1,948 MW and 2,409 MW of capacity and 677,186 MWh, 2,573,000 MWh, 3,274,000 MWh and 3,490,000 MWh of electric power, respectively, under these PPAs.

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

Nuclear Contracts
The table above includes the estimated payments for variable costs and quantities (capacity and energy) associated with the PPAs entered into with the buyers of the nuclear generation assets. As part of the agreement with Constellation to sell its nuclear generation assets, Niagara Mohawk entered into PPAs to purchase 90 percent of the actual hourly nuclear plant output for its percentage interest of the nuclear plants at what are currently believed to be competitive prices for approximately 8 years (Unit 1) and 10 years (Unit 2). Niagara Mohawk pays only for delivered output from the units. Upon the expiration of the PPA for Unit 2, there is a revenue sharing agreement whereby Niagara Mohawk is entitled to future payments from Constellation over a ten-year period if electric energy and capacity market prices exceed certain amounts during the ten-year sharing period. Niagara Mohawk would not be required to buy energy from Constellation, LLC under the revenue sharing agreement. Purchases under the nuclear PPAs began in November 2001. Niagara Mohawk paid approximately $60.7 million for 1,945,956 MWh of electric power and 1,086 MW of capacity in the three months ended March 31, 2002 and $38.0 million for 1,266,072 of electric power and 1,086 MW of capacity in 2001.

Put Contracts
As a part of the MRA, Niagara Mohawk signed agreements with eight of the IPP Parties whereby the IPP Parties have an option to sell the physical delivery of electric power to Niagara Mohawk at market prices. These agreements would have been in effect until the earlier of the NYISO meeting certain volume and capacity conditions for a consecutive six-month period or until June 2008. Although the volume and capacity conditions have not yet been met in all of the contracts, Niagara Mohawk has negotiated to terminate the requirement to purchase electric power from the eight IPP Parties with put agreements. Consequently, there is no further obligation to purchase electric power under these contracts and information related to such contracts is not included in the table above. Niagara Mohawk did not pay anything in the three months ended March 31, 2002, but paid approximately $1.4 million in 2001, $46.4 million in 2000 and $75.9 million in 1999 for 13,844 MWh, 898,037 MWh and 2,782,678 MWh, respectively, of electric power received as part of these put agreements.

While the PPAs for the fossil/hydro asset sales, which were entered into as an integral part of the generation sales, are above market, they are designed to help Niagara Mohawk meet the objectives of rate reduction and price cap commitments as well as meet expected demand as the “provider of last resort” as outlined in the Power Choice agreement.

At March 31, 2002, Niagara Mohawk had long-term contracts to purchase electric power from the following generation facilities owned by NYPA:

                              Expiration  Purchased  Estimated     Estimated
                               date of    capacity     annual        annual
Facility                       contract     in MW   capacity cost  energy cost
------------------------------------------------------------------------------
Niagara - hydroelectric
   project                       2007       934     $31,596,000   $34,250,000
St. Lawrence - hydroelectric
   project                       2007       104       1,258,000     3,153,000
Blenheim-Gilboa - pumped
   storage generating station    2002       270       1,900,000     6,950,000
                                          ------------------------------------
                                          1,308     $34,754,000   $44,353,000
                                          ====================================

The purchase capacities shown above are based on the contracts currently in effect. The estimated annual capacity costs are subject to price escalation and are exclusive of applicable energy charges. The total cost of purchases under these contracts, plus other miscellaneous NYPA purchases, was approximately, in millions, $34.7 , $141.1, $144.3 and $112.4 for the three months ended March 31, 2002 and the years 2001, 2000 and 1999, respectively. Niagara Mohawk continues to have a contract with NYPA’s Fitzpatrick nuclear facility to purchase for resale up to 46 MW of power for NYPA’s economic development customers.

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

The table below sets forth Niagara Mohawk’s estimated commitments at March 31, 2002, for the next five years, and thereafter.

  Fiscal Year     (In thousands of dollars)
     Ended                     Gas Storage/
   March 31,    Gas Supply      Pipeline
-------------------------------------------

     2003        $79,350       $62,622
     2004         54,292        60,609
     2005         54,405        65,256
     2006         52,133         9,995
     2007         33,990         6,106
  Thereafter        -           30,135

With respect to firm gas supply commitments, the amounts are based upon volumes specified in the contracts giving consideration for the minimum take provisions. Commodity prices are based on New York Mercantile Exchange quotes and reservation charges, when applicable. Storage and pipeline capacity commitments’ amounts are based upon volumes specified in the contracts, and represent demand charges priced at current filed tariffs. At March 31, 2002, Niagara Mohawk’s firm gas supply commitments extend through October 2006, while the gas storage and transportation commitments extend through October 2012.

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

At March 31, 2002, no receivables had been sold by NMR to a third party. At December 31, 2001 and 2000, $132.3 million and $230.1 million, respectively, of receivables had been sold by NMR to a third party. The undivided interest in the designated pool of receivables was sold with limited recourse. The agreement provides for a formula based loss reserve pursuant to which additional customer receivables are assigned to the purchaser to protect against bad debts. At December 31, 2001, the amount of additional receivables assigned to the purchaser, as a loss reserve, was approximately $47.9 million.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $297 million, which is reflected in Niagara Mohawk’s Consolidated Balance Sheets at March 31, 2002. The potential high end of the range is presently estimated at approximately $524 million. Niagara Mohawk decreased its environmental liability $8 million in the three months ended March 31, 2002 as compared to the year ended December 31, 2001 due to the availability of information on certain sites resulting from the progress made on the remediation of two sites and the issuance of a consultant’s study on another site in February 2002. During the consultant’s review of the site, it was determined that the material on the site that was originally thought to be hazardous is non-hazardous. The probabilistic method was used to determine the amount to be accrued for 20 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including two sites that are currently owned by Niagara Mohawk. Niagara Mohawk and the DEC have executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for only the investigation of these sites in the estimated liability Niagara Mohawk is currently unable to estimate the costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

Niagara Mohawk has recorded a regulatory asset representing the investigation, remediation and monitoring obligations to be recovered from ratepayers. The merger rate plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $83.8 million, with an expected value calculation of $60.3 million, which is included in the amounts accrued at March 31, 2002. The DEC has categorized this site into three operating units. With respect to one operating unit, the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this operating unit consists of a high end of $15.3 million and an expected value calculation of $13.2 million. With respect to another operating unit, the DEC issued an ROD in March 2002. Currently, the high end of this unit is estimated to be $63.5 million, with an expected value calculation of $43.2 million. With respect to the last operating unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $5.0 million, with an expected value calculation of $3.9 million. The estimated costs for the latter two operating units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

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

Niagara Mohawk had nuclear property insurance with Nuclear Electric Insurance Limited (“NEIL”) prior to the sale of its nuclear assets. NEIL insurance is subject to retrospective premium adjustment under which Niagara Mohawk could be assessed up to approximately $12.1 million per loss. Niagara Mohawk is still liable for retrospective premium adjustments that are associated with NEIL losses that occurred prior to the date of the sale for up to a period of six years following the sale. Likewise, Niagara Mohawk would also be entitled to refunds of premiums paid, if any. As of March 31, 2002, Niagara Mohawk has not been made aware of any material retrospective premium adjustments.

As of March 31, 2002, Niagara Mohawk has a liability of $139.7 million in other regulatory and other liabilities for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the “Nuclear Waste Act”) established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of Niagara Mohawk’s liability to the DOE for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and Niagara Mohawk has elected to delay payment, with interest, until the year in which Constellation, the new owners of Niagara Mohawk’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.

CONSTRUCTION PROGRAM:  Niagara Mohawk is committed to an ongoing construction program to assure transmission and delivery of its electric and gas services. Niagara Mohawk presently estimates that the construction program for the fiscal years ended March 31, 2003 through 2005 will require approximately $631 million. For the fiscal years ended March 31, 2003 through 2005, the estimates, in millions, are $215, $210, and $205, respectively.

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

                                          March 31, 2002                   December 31, 2001                 December 31, 2000
   (in thousands of dollars)    Carrying      Fair                 Carrying      Fair                 Carrying     Fair
                                 Amount       Value       Units    Amount        Value      Units      Amount      Value      Units
-----------------------------------------------------------------------------------------------------------------------------------------
Non-Derivative Instruments                (Successor)                                     (Predecessor)

 Cash and temporary
  cash investments            $   31,455   $   31,455            $  125,979   $  125,979            $   77,070  $   77,070
 Mandatorily redeemable
  preferred stock                     -            -                 53,750       57,799                61,370      60,684
 Long-term debt:
   First Mortgage Bonds        1,818,988    1,913,587             1,938,000    2,053,852             2,248,000   2,265,265
   Senior Notes                2,446,713    2,552,809             2,448,625    2,565,129             2,415,816   2,420,143
   Promissory Notes              413,760      413,760               413,760      413,760               413,760     413,760
   Other                           9,695        9,695               159,694      159,694               331,535     331,535

Derivative Instruments - Not Qualified as Hedges

 Liability for Swap Contracts   (653,949)    (653,949)             (733,487)    (733,487)             (778,229)   (778,229)
 Gas Futures - IPP Swaps               -            -                (6,191)      (6,191)   3270 Dth    44,882      44,882     16460 Dth
 Gas Futures - Non-MRA IPP             -            -                  (595)        (595)    310 Dth     5,262       5,262      1930 Dth
 Gas Basis Swaps                       -            -                     -            -                 2,486       2,486     20170 Dth
 Oil Commodity Swap                    -            -                     -            -                (2,719)     (2,719)     7720 bbl

Derivative Instruments - Cash Flow Hedges

   Gas Futures - Gas Supply            -            -                (5,484)      (5,484)   3060 Dth     8,000       8,000      1600 Dth
   Electric Swaps                      -            -                     -            -                 4,442       4,442       714 MWh

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

DERIVATIVE INSTRUMENTS - NOT QUALIFIED AS HEDGES

The fair value of futures and swap contracts are determined using quoted market prices or broker quotes, where available, and various financial modeling tools. Prior to January 1, 2001, derivatives and hedging contracts were accounted for under SFAS No. 80, “Accounting for Futures Contracts.” On January 1, 2001, Niagara Mohawk adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Hedges and other derivative instruments are recorded at fair value as assets or liabilities. If the contracts qualify for hedge accounting gains and losses are included in Other Comprehensive Income, net of applicable deferred taxes, until the hedge month occurs. Instruments not qualifying for hedge accounting fall under regulatory rulings, and therefore, gains or losses have been deferred as regulatory liabilities or assets.

LIABILITY FOR SWAP CONTRACTS:   Niagara Mohawk has eight IPP indexed swap contracts that resulted from the Master Restructuring Agreement (MRA) and three swap contracts from the sale of Niagara Mohawk’s Huntley, Dunkirk and Albany electric generating stations. Niagara Mohawk recorded a liability for these contractual obligations and recorded a corresponding regulatory asset because payments under these contracts are authorized and are being recovered under the current rate agreement. The amount of the liability and regulatory asset will fluctuate as estimates of future market and contract prices change over the term of the contracts, and will decrease over the life of the contracts as notional quantities are settled. Significant terms of the contracts are as follows.

IPP Indexed Swap Contracts:   Niagara Mohawk, as part of the MRA, entered into restated contracts with eight IPPs. The contracts began in July 1998 and expire in June 2008. They are structured as indexed swap contracts where Niagara Mohawk receives or makes payments based upon the difference between the contract price and a market reference price for electricity. As of March 31, 2002, December 31, 2001 and 2000, Niagara Mohawk has recorded a $628.7 million, $689.3 million and $747.1 million in the liability for swap contracts, respectively, and has recorded a corresponding swap contracts regulatory asset.

The contract prices were fixed for the first two years, and in July 2000 changed to an indexed pricing formula primarily related to natural gas prices. The indexed pricing structure ensures that the price paid for energy and capacity will fluctuate relative to the underlying market cost of gas and general indices of inflation. Contract quantities are fixed for each year of the full ten-year term of the contracts and average 4.1 million MWh.

The price of natural gas fluctuates over time. This volatility, when factored into the indexing formulas of the IPP swaps, creates a corresponding volatility in the anticipated contract prices. Natural gas is also a major fuel source for electric generation in New York. Therefore, changes in cost of natural gas generally trigger a change in the price of electricity. Since the net swap payment is based on the difference between the contract prices and referenced electricity prices, this has tended to mitigate the overall impact of the gas price volatility on the swap payments. Niagara Mohawk, attempts to further mitigate such volatility through the use of various financial instruments. See the discussion on the “Gas Futures - IPP Swaps” and “Gas Basis Swaps,” below.

Huntley, Dunkirk and Albany Swap Contracts:    Concurrent with the sale of the generating stations, Niagara Mohawk signed agreements to purchase capacity and energy from the new owners under contracts that converted to financial swaps upon certain criteria being met. These instruments are purely financial contracts; no electricity is delivered under these agreements. Each month, the payment is the net of a fixed charge and a financial swap. The swap payment is based on the difference between contract prices and referenced market prices applied to notional quantities. For Huntley and Dunkirk, the contract prices and notional quantities are fixed. Quantities average 2.9 million MWh annually. These agreements expire in June 2003. The Albany contract has a contract price that is indexed to either gas or oil costs and the monthly quantity is based on a call option by Niagara Mohawk with the total call quantity capped each year at 1,300 GWh. This contract expires in September 2003.

The anticipated overmarket payments under the swap contracts represent a liability of Niagara Mohawk. As of March 31, 2002, December 31, 2001 and 2000, Niagara Mohawk has recorded $25.2 million, $44.2 million and $31.1 million, respectively and has recorded a corresponding swap contract regulatory asset. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled and may be adjusted as periodic reassessments are made of future energy prices.

The reason for the decrease in the swap liability from December 31, 2001, is an increase in the forecasted price of power over the remaining terms of the contracts. The liabilities also decreased due to the amortization of the contract quantities. The contract prices that Niagara Mohawk pays for Huntley and Dunkirk are fixed and for Albany, while indexed to the cost of gas or oil, prices do not move precisely in step with the fuel cost. Therefore, since the swap payments are the difference between the contract prices (Niagara Mohawk pays) and referenced electricity prices (Niagara Mohawk receives), an increase in forecasted electric prices relative to the contract prices would tend to decrease the remaining liability.

At March 31, 2002, Niagara Mohawk projects that it will make the following payments in connection with the IPP, Huntley/Dunkirk and Albany swap contracts for the years 2003 to 2007, and thereafter subject to changes in market prices and indexing provisions:

                    Payment
Year Ended       (in thousands
 March 31,        of dollars)
------------------------------
2003               128,070
2004               123,347
2005               134,275
2006               137,954
2007               146,318
Thereafter         184,282

The above-market payments under the IPP indexed swaps, Huntley, Dunkirk and Albany swaps, are recoverable under the current rate agreement. However, a regulatory exposure exists that obligates Niagara Mohawk to prudently manage its commodity costs. The payments under these swaps represent a component of purchased power that is passed along to ratepayers. The price of natural gas is the major component in the indexing of the IPP swap contracts. Natural gas and oil are the primary component of the indexing of the Albany swap. The prices for the Huntley and Dunkirk payments are fixed by the contracts. As noted in the discussion above on the various swap liabilities, increases in the price of natural gas can adversely impact the payments Niagara Mohawk will make. Beginning in 2000, Niagara Mohawk started taking steps to mitigate this risk by a combination of NYMEX gas futures, fixed for floating gas basis swaps, and an oil commodity swap. At March 31, 2002, there were no open positions in these contracts. In April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to mitigate the impact of gas prices on the IPP swap contracts (see discussion on GAS FUTURES-IPP SWAPS, GAS BASIS SWAPS, and OIL SWAP).

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power. The price for this power is indexed to natural gas. Increases in the price of gas could cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract. At March 31, 2002, there were no open contracts, however, in April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to mitigate the impact of gas prices on this contract (see discussion on GAS FUTURES-NON-MRA IPP below).

GAS FUTURES - IPP SWAPS:   In July 2000, the payments Niagara Mohawk made on the eight IPP swap contracts began indexing with natural gas as the primary component of the indexing formula. Through negotiations, Niagara Mohawk has removed the gas price risk on one of the IPP swaps for the calendar year 2002. For the other seven contracts Niagara Mohawk purchases NYMEX gas futures to hedge the gas commodity component of the indexed contract payments. Niagara Mohawk’s plan is to hedge 100 percent of the anticipated impact that natural gas would have on the IPP swaps. At March 31, 2002 Niagara Mohawk had no open contracts. In April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to mitigate the impact of gas prices on these contracts for the period May 2002 through June 2003. As of March 31, 2002, December 31, 2001 and 2000, Niagara Mohawk has recorded deferred gains or (losses) of, $ 0, ($9.5 million), and $59.7 million. The variance from period to period is due to fluctuations in the futures price for gas. At year end 2001, the deferred loss was offset by in the balance sheet item Liabilities from Price Risk Management Activities for $6.2 million with $3.3 million having settled through Cash for the hedge month of January 2002.

GAS FUTURES - NON-MRA IPP:   One non-MRA IPP contract includes a provision which indexes the price Niagara Mohawk pays to the IPP to the price of natural gas. This is a physical delivery power contract and not a financial instrument. Commensurate with the program for hedging the IPP swaps (see above); Niagara Mohawk began purchasing NYMEX gas futures as a means to mitigate the gas price risk associated with this contract. Niagara Mohawk attempts to hedge 100 percent of the anticipated impact that natural gas would have on the contract. At March 31, 2002 Niagara Mohawk had no open contracts. In April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to mitigate the impact of gas prices on this contract for the period May 2002 through June 2003. As of March 31, 2002, December 31, 2001 and 2000, Niagara Mohawk has recorded deferred gains or (losses) of, $ 0, ($.9 million), and $ 7 million. The variance from period to period is due to fluctuations in the futures price for gas. At year-end 2001, the deferred loss was offset by in the balance sheet item Liabilities from Price Risk Management Activities for $0.6 million with $0.3 million having settled through Cash for the hedge month of January 2002.

GAS BASIS SWAPS:   The gas factor in the indexing formula for the seven IPPs which are still exposed to gas prices designates a particular geographic pricing point for the referenced price of natural gas. NYMEX futures contracts are predicated on the commodity price of gas at the Henry Hub in Louisiana. The term “basis” refers to the price differential between the price of gas at the Henry Hub and the price at some other particular pricing point. The gas component to the indexing formula in each of the IPP contracts encompasses both the commodity price and the basis cost for gas to the particular pricing point identified in the contract.

To more fully hedge the impact that gas prices have on the indexed price, Niagara Mohawk has used fixed for floating gas basis swap agreements with several counterparties. These contracts fix the basis cost of gas between the Henry Hub and each of the pricing points stated in the IPP swaps. Upon the expiration of the previous rate making agreement Niagara Mohawk has not continued this hedging program beyond August 2001, however consideration is being given to again using basis swaps to hedge the swap contracts. At March 31, 2002 and December 31, 2001 Niagara Mohawk has no open contracts versus a deferred gain of $2.5 million at year-end 2000.

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

Niagara Mohawk has used a fixed-for-floating swap for a set quantity of oil in specific months to hedge this Albany swap contract. Price movements in the oil swap were expected to correlate with changes in the cost of oil used in the Albany swap. Upon the expiration of the previous rate making agreement Niagara Mohawk has not continued this hedging program beyond August 2001. It has not been determined whether this hedging program will be resumed. At March 31, 2002 and December 31, 2001, Niagara Mohawk has no open contracts versus a deferred loss of $2.7 million at year-end 2000.

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

Purchases of electricity and natural gas for distribution to its customers can expose Niagara Mohawk’s ratepayers to price risk for those commodities. During 2000 and continuing through the first quarter of 2002, Niagara Mohawk took steps to mitigate these risks through the purchase of NYMEX gas futures and by entering into fixed for floating electric swaps. The following hedges meet the qualifications for hedge accounting under SFAS No. 133 and are accounted for as such. The fair value of the instruments represents as asset or liability with deferred gains or losses recorded in Other Comprehensive Income, net of applicable deferred taxes.

GAS FUTURES and OPTIONS - GAS SUPPLY:   For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. Niagara Mohawk uses NYMEX gas futures and options as financial hedges to effectively and prudently manage those costs.

The item to be hedged, the purchase of natural gas, exposes Niagara Mohawk’s customers to commodity price volatility. The anticipated transactions being hedged are the purchases of natural gas for resale to customers. The hedging program is weighted toward the winter heating season of November through March, but covers other months to a lesser degree. Niagara Mohawk’s hedging program uses NYMEX gas futures and combinations of call and put options referred to as “collars.” There were no open futures contracts or options at March 31, 2002 and none purchased for April through June of 2002. At December 31, 2001 there were 306 open futures contracts and no open options. Beginning in May 2002, Niagara Mohawk begin hedging the period of July 2002 through March 2003.

At March 31, 2002, and December 31, 2001, Niagara Mohawk recorded a deferred loss on these instruments of $ 0 and $8.9 million versus a deferred gain of $13.0 million at year-end 2000. The December 31, 2001 deferred loss was offset by the balance sheet item “Liabilities from Price Risk Management Activities” for $5.5 million with $3.4 million having settled through “Cash” for the hedge month of January 2002.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchase of natural gas in the months hedged. For the 30 day period ended January 30, 2002, and 60 day period ended March 31, 2002, losses of $3.4 million and $6.8 million were reclassified to “Gas Purchased” representing approximately 1.9 million Dth and 3.1 million Dth respectively. Through December 31, 2001, Niagara Mohawk recorded an increase of $7.5 million to “Gas Purchased” from the settlement of cash flow hedges representing approximately 12.4 million Dth. These losses were offset by corresponding decreases in the cost of purchasing comparable quantities of gas. There were no open contracts at March 31, 2002. When there are unrealized gains or losses they are recorded in “Accumulated other comprehensive income,” net of applicable deferred taxes. There were no gains or losses recorded during the 30 day period ended January 30, 2002 or 60 day period ended March 31, 2002 from the discontinuance of gas futures cash flow hedges.

ELECTRICITY SWAPS:    At various times throughout the year, Niagara Mohawk may project that it would be in a short position for electricity needed to supply customers. In those months electricity is purchased through the NYISO at the market price. These purchases expose Niagara Mohawk’s ratepayers to market price risk. In order to maintain internal limits on exposure to market risks, Niagara Mohawk has used fixed-for-floating swaps on electricity to lock in the price for a portion of this shortage.

Niagara Mohawk had such contracts in 2000 and 2001 but does not have any open contracts as of March 31, 2002. For the contracts that were used, Niagara Mohawk paid fixed rates and the counterparty paid the NYISO market rate for contractually set quantities of on-peak and off-peak power. Since Niagara Mohawk is purchasing power through the NYISO in those same quantities and for the same periods, these swaps were highly effective in achieving offsetting cash flows. All of the electric swap contracts expired by July 31, 2001 and none remain open. Niagara Mohawk plans to use electric swaps as necessary in the future when projections show a short position in electricity. At March 31, 2002 and December 31, 2001, Niagara Mohawk had no open contracts versus a deferred gain of $4.4 million at year-end 2000.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchase of electricity in the months hedged. Through March 31, 2002, Niagara Mohawk had no recorded gains or losses. Because there were no open contracts at year end there are no net deferred gains or losses at March 31, 2002, if there had been they would be recorded in “Accumulated other comprehensive income,” net of applicable deferred taxes. There were no gains or losses recorded during the year from the discontinuance of electricity swap cash flow hedges.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

At March 31, 2002 and December 31, 2001, Niagara Mohawk’s investments in debt and equity securities consisted entirely of assets in a trust fund for certain pension benefits. At December 31, 2000 these assets also included trust funds for decommissioning of its nuclear stations. With the sale of the nuclear facilities on November 7, 2001 and transfer of all decommissioning funds to the new owners, the only instruments remaining are the trust funds for the pension benefits. Niagara Mohawk has classified all investments in debt and equity securities as available for sale and has recorded all such investments at their fair market value at March 31, 2002, December 31, 2001 and December 31, 2000.

Prior to the sale of the nuclear assets, and to reduce the risk of a detrimental market shift affecting the funds, Niagara Mohawk converted all decommissioning assets to high grade, short-term commercial paper in late 1999. The instruments purchased had specified coupon rates and maturity dates of generally one to four months. Remaining cash was invested in an overnight, short-term investment fund. These actions lessened sales activity for 2002 and 2001. The proceeds from the sale of investments were $ 0 million, $33.0 million, and $177.7 million for the three months ended March 31, 2002, and calendar years 2001 and 2000 respectively. The decrease in activity is due to the change in fund composition and ultimate sale of the nuclear decommissioning trust fund.

The recorded fair values and cost basis of Niagara Mohawk’s investments in debt and equity securities is as follows:

 (In thousands of dollars)
                               Quarter Ended                           Year Ended                               Year Ended
                               March 31, 2002                       December 31, 2001                        December 31, 2000
                             Gross Unrealized    Fair              Gross Unrealized   Fair                Gross Unrealized   Fair
Security Type      Cost      Gain     (Loss)    Value     Cost      Gain     (Loss)   Value      Cost     Gain     (Loss)   Value
----------------------------------------------------------------------------------------------------------------------------------
Commercial Paper $     -     $   -   $     -   $     -   $     -   $   -    $     -   $    -  $375,228   $1,982   $   -   $377,210
Tax Exempt
   Obligations                                                 -       -          -        -     8,588      308     (19)     8,877
Corporate
   Obligations    22,128        77    (1,216)   20,989    42,165      31     (1,249)  40,947    52,103       90    (108)    52,085
Other              3,580         -         -     3,580     3,353       -          -    3,353    15,233        -       -     15,233
                 -----------------------------------------------------------------------------------------------------------------
                 $25,708     $  77   $(1,216)  $24,569   $45,518   $  31    $(1,249) $44,300  $451,152   $2,380   $(127)  $453,405
                 =================================================================================================================

Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:

                               (In thousands of dollars)
                       Quarter
                        Ended
                        March 31,     Year ended December 31,
                          2002      2001     2000      1999
                       --------------------------------------
Realized gains          $   -     $ 258     $1,993    $26,609
Realized losses             -       115         26     15,140

The instruments open at March 31, 2002 in the trust fund for certain pension benefits are all equity type securities and do not have contractual maturity dates.

NOTE 10.   STOCK BASED COMPENSATION

Under Holdings’ stock compensation plans, stock units and stock appreciation rights (“SARs”) were granted to officers, key employees and directors. In addition, Holdings’ plans previously allowed for the grant of stock options to officers. The table below sets forth the activity under Holdings’ stock compensation plans for the years January 1, 1999 through March 31, 2002. On March 18, 1999, Niagara Mohawk’s common stock was exchanged for Holdings’ common stock and the SARs, the stock units and the options were likewise exchanged. See Note 1. On January 31, 2002, the acquisition of Holdings by National Grid was completed. See Note 2.

                                                                                Options
                                                                               Wtd. Avg.
                                                                               Exercise
                                          SARs*        Units       Options      Price
----------------------------------------------------------------------------------------
Outstanding at December 31, 1998       2,739,700      933,439      286,583     $17.87
Granted                                  253,200      148,531            -
Exercised                                 (5,500)    (173,991)           -
Forfeited                               (134,838)     (42,985)     (39,208)     18.56
                                      --------------------------------------------------
Outstanding at December 31, 1999       2,852,562      864,994      247,375      17.76
Granted                                  574,500      647,049            -
Exercised                                (44,700)    (478,470)           -
Forfeited                                (29,500)     (29,097)     (54,000)     17.94
                                      --------------------------------------------------
Outstanding at December 31, 2000       3,352,862    1,004,476      193,375      17.71
Granted                                        -      662,281            -
Exercised                               (190,611)    (336,423)           -
Forfeited                                 (5,347)     (21,337)           -          -
                                      --------------------------------------------------
Outstanding at December 31, 2001       3,156,904    1,308,997      193,375      17.50
Granted                                        -            -            -
Exercised                             (1,438,545)  (1,044,997)    (102,625)
Forfeited                                 (2,400)    (264,000)     (90,750)     17.50
                                      --------------------------------------------------
Outstanding at January 31, 2002        1,715,959            -            -          -
Conversion of Holdings' stock to ADSs   (709,817)
Granted                                        -
Exercised                                (46,257)
Forfeited                                      -
                                      --------------------------------------------------
Outstanding at March 31, 2002            959,885            -            -          -
                                      ==================================================

*  Note:  The SARs related to Holdings’ stock prior to the merger and ADSs subsequent to the merger on January 31, 2002.

Stock units were normally payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon Holdings’ stock price for a defined period. SARs normally became exercisable, as determined at the grant date and are payable in cash based upon the increase in Holdings’ stock price from a specified level prior to the merger date.

Niagara Mohawk’s SARs and Units provided for the acceleration of the vesting period upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the company. The units were paid upon the closing of the merger. However, outstanding SARs remain exercisable subsequent to the Merger Effective Date. As a result, upon the closing of the merger there were no Units outstanding, but SARs remain exercisable through the balance of their exercise period. Options granted over the period 1992 to 1995 were exercisable with expirations ten years from the grant date. Upon the closing of the merger, each stock option outstanding was cancelled and entitled the holder to receive an amount in cash. See Note 2 for further information regarding the merger.

On January 31, 2002 outstanding Niagara Mohawk SARs were converted to National Grid ADS SARs. The SARs are payable in cash based upon the increase in the ADS’s stock price from a specified level. As such, for these awards, compensation expense is recognized based upon the value of Holdings’ or ADS’s stock price over the vesting period of the award.

Included in Niagara Mohawk’s results of operations for the three months ended March 31, 2002 and the years ending 2001, 2000 and 1999, is approximately $20.8 million, $11.6 million, $11.0 million and $1.4 million, respectively, related to these plans.

Since stock units and SARs are payable in cash, the accounting under APB No. 25 and SFAS No. 123 is the same. Therefore, the pro forma disclosure of information regarding net income, as required by SFAS No. 123, related only to Holdings’ outstanding stock options, the effect of which is immaterial to the financial statements for the 30 day period ended January 30, 2002, and the years ended 2001, 2000 and 1999. There were no outstanding stock options subsequent to the closing of the merger.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income (loss), income (loss) before extraordinary item and net income (loss) by quarters from 2002, 2001, 2000 and 1999, respectively, are shown in the following table. Niagara Mohawk, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the seasonal nature of the regulated utility business, the annual amounts are not generated evenly by quarter during the year. Niagara Mohawk’s quarterly results of operations reflect the seasonal nature of its business, with peak electric loads in summer and winter periods. Gas sales peak in the winter.

Niagara Mohawk Power Corporation

In thousands of dollars
                                                   Income (Loss)     Net
                        Operating    Operating    Before Extra-    Income
Quarter Ended           Revenues   Income (Loss)  ordinary Item    (Loss)
---------------------------------------------------------------------------
December 31,   2001    $  987,588    $115,107      $  2,163       $  2,163
               2000       975,315      39,696       (43,706)       (43,706)
               1999       933,562      95,797       (10,808)       (10,811)

September 30,  2001    $1,009,946    $ 18,779      $ 14,351       $ 14,351
               2000       909,537     128,772        13,247         13,247
               1999       927,296      99,006       (10,389)       (23,443)

June 30,       2001    $  946,151    $ 74,796      $(22,242)      $(22,242)
               2000       907,204      77,532       (11,777)       (12,686)
               1999       870,461      82,464       (16,193)       (27,663)

March 31,      2002    $1,052,327    $129,000      $  9,705       $  9,705
               2001     1,179,706     156,707        35,249         35,249
               2000     1,073,893     185,100        20,833         20,833
               1999     1,096,021     254,284        59,856         59,856

ELECTRIC STATISTICS

                                        Quarter Ended  Quarter Ended
                                           March 31,     March 31,             Year Ended December 31,
                                            2002           2001        2001       2000         1999
------------------------------------------------------------------------------------------------------
                                                        (Unaudited)                (millions of KWh)
Electric sales:
 Residential                                2,687         2,798       9,835      9,840       10,227
 Commercial                                 2,352         2,550       9,896     10,051       11,838
 Industrial                                 1,186         1,428       5,416      5,934        6,985
 Industrial-Special                           949         1,116       4,653      4,285        4,506
 Other                                         43            45         155        167          200
 Distribution of energy (delivery only)     1,103           946       3,908      4,012        1,334
 Other electric systems                     1,100           435       6,068      2,017        1,666
                                       ---------------------------------------------------------------
  Total electric sales                      9,420         9,318      39,931     36,306       36,756
                                       ===============================================================
                                                                           (thousands of dollars)
Electric revenues:
 Residential                           $  328,357    $  326,209  $1,211,354 $1,187,151   $1,250,295
 Commercial                               246,878       261,183   1,061,871  1,033,783    1,192,390
 Industrial                                89,157       111,264     448,277    453,430      485,009
 Industrial-Special                        14,188        16,382      65,393     62,805       65,178
 Other                                      9,543         4,812      31,189     39,765       50,294
 Other electric systems                    29,338        28,451     230,960    112,970       47,851
 Distribution of energy                    57,169        37,972     176,896    179,821       56,068
 Transmission of energy                    35,501        44,059     128,560    117,269      100,455
 Miscellaneous                             12,558        (6,766)     47,390     20,453          217
                                       ---------------------------------------------------------------
  Total electric revenue               $  822,689    $  823,566  $3,401,890 $3,207,447   $3,247,757
                                       ===============================================================
Electric customers (average)            1,529,083     1,521,258   1,524,162  1,532,140    1,550,225
                                       ===============================================================

GAS STATISTICS

                                   Quarter Ended   Quarter Ended
                                     March 31,       March 31,              Year Ended December 31,
                                       2002           2001         2001       2000          1999
---------------------------------------------------------------------------------------------------
                                                    (Unaudited)                 (thousands of Dth)
Gas sales:
 Residential                           20,751        26,437       48,896      54,299       51,624
 Commercial                             6,967         8,122       14,791      16,193       16,505
 Industrial                               123           201          394         493          453
                                    ---------------------------------------------------------------
  Total sales                          27,841        34,760       64,081      70,985       68,582
 Other gas systems                          5                         12          13           10
 Spot market                                -             -            -         592        1,834
 Transportation of customer-owned gas  32,417        32,951      125,773     140,127      137,240
                                    ---------------------------------------------------------------
  Total gas delivered                  60,263        67,711      189,866     211,717      207,666
                                    ===============================================================
Gas revenues:
 Residential                         $154,192      $250,117     $491,713    $457,929     $390,208
 Commercial                            49,926        80,219      141,931     126,853      107,669
 Industrial                               749         1,715        3,166       3,037        2,340
 Other gas systems                         29             6           84         105           57
 Spot market                                -             -            -       1,604        4,277
 Transportation of customer-owned gas  22,331        16,116       58,924      62,350       58,032
 Miscellaneous                          2,410         7,967       25,683       6,624       17,000
                                    ---------------------------------------------------------------
  Total gas revenues                 $229,637      $356,140     $721,501    $658,502     $579,583
                                    ===============================================================
Gas customers (average)               553,072       549,525      548,007     544,070      541,956
                                    ===============================================================

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Niagara Mohawk has nothing to report for this item.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Presently, the Board of Directors consists of five directors. The names of the directors of Niagara Mohawk Power Corporation, their ages, and a brief account of their business experience during the past five years appear below. Directors are elected to hold office until the next annual meeting of shareholders or special meeting in lieu thereof or until their respective successors are elected and have qualified.

WILLIAM F. EDWARDS

o	President of the Company
o	Director since 2002

Mr. Edwards, age 45, was elected President of the Company and Senior Vice President of National Grid USA, effective January 31, 2002. Prior to that, he served as Senior Vice President and Chief Financial Officer from 1997-2002 and was Vice President of Financial Planning from 1995-1997. He served as Senior Vice President and Chief Financial Officer of Niagara Mohawk Holdings, Inc. from 1999-2002. He is a Director of National Grid USA and NM Properties, Inc., a wholly-owned subsidiary of the Company. He also serves as Director of Utilities Mutual Insurance Company.

MICHAEL E. JESANIS

o	Executive Vice President and Chief Operating Officer of National Grid USA
o	Director since 2002

Mr. Jesanis, age 45, Executive Vice President and Chief Operating Officer of National Grid USA since January 31, 2001. Previously, he served as Senior Vice President and Chief Financial Officer of New England Electric System from 1998-2000 and was Vice President from 1997-1998 and Treasurer from 1992-1998. Director of Niagara Mohawk Holdings, Inc. (now a wholly-owned subsidiary of National Grid USA), Opinac North America, Inc. (“Opinac NA”), and Niagara Mohawk Energy, Inc. (“NM Energy”). Opinac NA is a wholly-owned subsidiary of the Niagara Mohawk Holdings, Inc. and holds 100 percent of NM Energy and, through its subsidiary, Opinac Energy Corporation, a 50 percent interest in Canadian Niagara Power Company, Limited.

CLEMENT E. NADEAU

o	Senior Vice President of the Company
o	Director since 2002

Mr. Nadeau, age 50, was elected Senior Vice President of the Company, effective January 31, 2002. Prior to that, he served as Vice President-Electric Delivery from 1998-2002. Previously, he was Vice President-Marketing and Planning from 1996-1998.

KWONG O. NUEY, JR.

o	Vice President and Chief Information Officer of National Grid USA Service Company
o	Director since 2002

Mr. Nuey, age 54, was elected Vice President and Chief Information Officer of National Grid USA Service Company, effective January 31, 2002. Previously, he was the Vice President and Controller of National Grid USA Service Company from 2000-2002 and the Vice President and Director of Retail Information Services from 1997-2000.

ANTHONY C. PINI

o	Senior Vice President of the Company
o	Director since 2002

Mr. Pini, age 49, was elected Senior Vice President of the Company, effective January 31, 2002. Previously, he was President of NEES Communications, Inc. from 1997-2002 and Vice President of Retail Customer Service of National Grid USA subsidiaries from 1993-1997.

The information regarding executive officers appears at the end of Part I of this Form 10-K Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The rules of the SEC require that the Company disclose late filings of reports of ownership and changes in ownership of the Company’s equity securities by its directors, executive officers and any other person subject to Section 16 of the Securities and Exchange Act of 1934. To the best of the Company’s knowledge, there were no late filings during 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows cash and other compensation paid to the President and to each of the other four most highly compensated executive officers of Niagara Mohawk for the first quarter of 2002 and for 1999, 2000, and 2001 for previously reported executive officers. In addition to the four most highly compensated executives, disclosure has been provided for William E. Davis, as former CEO and, David J. Arrington and Darlene D. Kerr as former executive officers, as disclosure for these officers would have been included but for the fact that these individuals were not serving as executive officers of Niagara Mohawk at the end of the fiscal year, March 31, 2002.

SUMMARY COMPENSATION TABLE

                                            Annual Compensation             Long-Term Compensation Awards
                                     --------------------------------- --------------------------------------
                                                                       Restricted   Securities
                                                          Other Annual    Stock     Underlying    All Other
Name and Principal                    Salary      Bonus   Compensation   Award(s)  Options/SARs  Compensation
Position                    Year      ($)(A)       ($)      ($)(B)        ($)(C)       (#)         ($)(D)
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
W. F. Edwards              2002 (E)    99,665        0           0             0            0     3,882,601
President                  2001       379,994   222,716      4,785       354,000            0       600,267
(Elected                   2000       331,663   142,816          0       425,938       25,000        80,699
January 31, 2002)          1999       269,667    38,060          0             0            0        25,646
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
T. H. Baron                2002 (E)    72,374         0        531             0            0        10,226
Senior Vice President      2001       278,297   138,752      4,785       354,000            0       968,742
(Elected October 22, 1998) 2000       265,001    72,149        111       425,938       25,000        23,459
                           1999       236,001    28,425          0             0            0         9,196
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
L. E. LoBaugh, Jr.         2002 (E)    53,824         0        886             0            0         3,339
Vice President &
General Counsel
(Elected
January 28, 1999)
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
W. J. Synwoldt             2002 (E)    82,550         0        739             0            0         9,828
Vice President & Chief
Information Officer
(Elected
May 7, 1996)
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
J. M. Russo                2002 (E)    54,599         0          0             0            0        94,943
Vice President
(Elected June 13, 2000)
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
W. E. Davis                2002 (E)    99,514         0        575             0            0    12,476,545
Chairman and CEO           2001       819,985    696,216     4,924     1,309,800            0     1,543,647
(End Date                  2000       754,654    592,078       321     1,591,750       90,000        43,878
January 31, 2002)          1999       652,993     78,580         0                          0        39,003
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
D. D. Kerr                 2002 (E)    90,998          0       585             0            0     3,904,562
President & COO            2001       499,991    365,019     4,955       725,700            0     3,044,838
(End Date                  2000       428,881    164,596       250       830,563       40,000        15,573
January 31, 2002)          1999       345,001     44,190         0             0            0        12,317
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
D. J. Arrington            2002 (E)    78,364          0       581             0            0     2,549,515
Senior Vice President      2001       359,993    231,375     5,032       354,000            0     3,957,730
(End Date                  2000       319,997    131,144       456       425,938       25,000        12,085
March 18, 2002)            1999       269,667     42,390         0             0            0         9,878
-------------------------- --------  --------- ---------- ------------ ----------  ------------  ------------
(A)	Includes all employee contributions to the Employees’ Savings Fund Plan.
(B)	Other Annual Compensation in 2002 for Messrs. Baron, LoBaugh, Synwoldt, Davis and Arrington and Ms. Kerr, represents amount reimbursed for taxes associated with financial planning services. For Messrs. Davis and Arrington and Ms. Kerr, included are amounts reimbursed for taxes associated with security systems.
(C)	In 2002, no stock units were granted to the above named executive officers from the LTIP. In accordance with the terms of the Plan, all outstanding stock units were paid upon the merger with National Grid. The above named executives held no stock units at the end of the fiscal period, March 31, 2002.
(D)	Included in All Other Compensation for 2002 are partial payments of benefits accrued under the Niagara Mohawk Supplemental Executive Retirement Plan: Mr. Edwards ($3,188,106), Mr. Davis ($9,021,892), Ms. Kerr ($3,370,201), and Mr. Arrington ($788,654). All Other Compensation for 2002 also includes: employer contributions to the Company’s Employees’ Savings Fund Plan: Mr. Edwards, ($4,990), Mr. Baron ($2,171), Mr. LoBaugh ($2,153), Mr. Synwoldt ($1,396), Mr. Davis ($6,000), Ms. Kerr ($3,900), and Mr. Arrington ($2,351); taxable portion of life insurance premiums: Mr. Edwards ($605), Mr. Baron ($495), Mr. LoBaugh ($1,186), Mr. Russo ($493), Mr. Synwoldt ($872), Mr. Davis ($2,376), Ms. Kerr ($1,221) and Arrington ($753); employer contributions to the Company’s Excess Benefit Plan: Mr. Davis ($397); payments of awards granted under the CEO Special Award Plan: Mr. Edwards ($188,900), Mr. Arrington ($141,675), and Mr. Russo ($94,450); payment of dividend equivalents associated with exercise of stock options granted under the 1992 Stock Option Plan: Mr. Baron ($7,560), Mr. Synwoldt ($7,560), Mr. Davis ($33,880), Ms. Kerr ($9,240), and Mr. Arrington ($15,120); benefits payable in connection with employment agreements: Mr. Edwards ($500,000), Mr. Davis ($3,412,000), Ms. Kerr ($520,000) and Mr. Arrington ($1,600,962).
(E)	Information is for the first calendar quarter of 2002 only.

During the first calendar quarter of 2002, no SARs or Stock Options were granted to the above-named officers.

The following tables summarize exercises of options by the President, Mr. William F. Edwards, and the other named executive officers, the number of unexercised SARs and options held by them and the spread (the difference between the current market price of the stock and the exercise price of the SAR or option, to the extent that market price at the end of the year exceeds exercise price) on those unexercised SARs or options for the first quarter of 2002. Outstanding Niagara Mohawk SARs were converted using the Exchange Ratio, as defined in the Merger Agreement, to National Grid ADS SARs on the Merger Effective Date, January 31, 2002.

Aggregated Option/SAR Exercises in First Quarter 2002 and Fiscal Year-End Option/SAR Values

Table 1:  Aggregated Option/SAR Exercises in January 2002 [Pre-merger].

                                                  Number of Securities
                                                 Underlying Unexercised        Value of Unexercised
                                               Options/SARs on January 31,  Options/SARs on January 31,
                  Options/SARs      Value               2002 (#)                   2002 ($)(A)
                    Exercised     Realized     --------------------------   --------------------------
Name                   (#)          ($)        Exercisable  Unexercisable   Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------
W. F. Edwards       128,400       648,707            0            0                  0          0
T. H. Baron         106,900       530,463            0            0                  0          0
L. E. LoBaugh, Jr.        0             0       21,000            0             77,000          0
W. J. Synwoldt        3,000         7,545       21,000            0             79,940          0
J. M. Russo               0             0       21,000            0             79,940          0
W. E. Davis         449,000     3,696,148      290,000            0          1,091,600          0
D. D. Kerr          102,500       828,530      120,000            0            456,800          0
D. J. Arrington      71,000       470,815       65,000            0            207,350          0
(A)	Calculated based on the closing market price of the Holdings’ common stock on January 31, 2002 ($18.55).

Table 2:   Aggregated Option/SAR Exercises in February and March 2002 [Post-merger].

                                                   Number of Securities
                                                   Underlying Unexercised           Value of Unexercised
                      Options/                     Options/SARs at Fiscal           Options/SARs at Fiscal
                        SARs        Value              Year-End (#)                    Year-End ($)(A)
                     Exercised    Realized      -----------------------------     ----------------------------
    Name                (#)          ($)        Exercisable     Unexercisable     Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------
W. F. Edwards              0           0               0                 0               0              0
T. H. Baron                0           0               0                 0               0              0
L. E. LoBaugh, Jr.    12,312      85,671               0                 0               0              0
W. J. Synwoldt             0           0          12,312                 0          92,997              0
J. M. Russo           12,312      84,624               0                 0               0              0
W. E. Davis                0           0         170,024                 0       1,271,897              0
D. D. Kerr                 0           0          70,356                 0         531,422              0
D. J. Arrington            0           0          38,110                 0         247,715              0
(A)	Calculated based on the closing market price of National Grid Group ADS price on March 28, 2002 ($32.70).

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

The participant’s Basic Plan retirement benefit is based on one of two formulas depending on age and years of service on July 1, 1998:

the cash balance formula; or
the highest five-year average compensation.

Effective July 1, 1998, the Basic Plan was amended to include a cash balance formula. Under a cash balance formula a participant’s retirement benefit grows with pay credits (four percent - eight percent x salary) plus interest credits on a monthly basis. A non-represented (management) employee who was at least 45 years of age and has 10 years of service on July 1, 1998 or has at least 5 years of service and 50 points (age plus service) as of December 31, 1998 will receive the higher of the 2 formulas--the cash balance formula or the highest consecutive five-year compensation. All other non-represented employees' Basic Plan benefit will be based on the cash balance formula only. Directors who are not employees are not eligible to participate in the Basic Plan.

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan (“SERP”) is a noncontributory, nonqualified defined benefit plan that provides additional retirement benefits to officers of the Company who have obtained age 55 and who have 20 or more years of employment. Exceptions to the age and service requirements may be granted.

The SERP provides a benefit equal to the greater of:

Sixty percent of base salary averaged over the final 36 months of employment, reduced by benefits payable under the Basic Plan; retirement benefits accrued during previous employment and one-half of the maximum security benefit to which the participant may be entitled at the time of retirement, or benefits payable under the Basic Plan without regard to the annual benefit limitations imposed by the Internal Revenue Code.

Provided certain established criteria are met, participants in the SERP may elect to receive their benefit in a lump sum payment. However, if plan participants cease to be employed by the Company or by National Grid after January 31, 2002 due to the participants involuntary termination or voluntary termination with “good reason,” the SERP benefit will be paid in the form of a lump sum.

The following table shows the maximum retirement benefit (adjusted for Social Security) an officer can earn in aggregate under both the Basic Plan and the SERP.

Annual Retirement Allowance

3-Year Average                       Years of Service
Annual Salary     10*        15*        20         25         30         35
-----------------------------------------------------------------------------
  $150,000     $20,970    $33,705   $ 75,000   $ 75,000   $ 75,000   $ 75,000
   250,000      28,220     45,330    135,000    135,000    135,000    135,000
   350,000      28,220     45,330    195,000    195,000    195,000    195,000
   450,000      28,220     45,330    255,000    255,000    255,000    255,000
   550,000      28,220     45,330    315,000    315,000    315,000    315,000
   650,000      28,220     45,330    375,000    375,000    375,000    375,000
   750,000      28,220     45,330    435,000    435,000    435,000    435,000
   850,000      28,220     45,330    495,000    495,000    495,000    495,000
   900,000      28,220     45,330    525,000    525,000    525,000    525,000

*  Basic Plan benefit only.

The benefit calculations assume the officer has selected a straight life annuity and retired on March 31, 2002 at age 65. Annual compensation limits of $200,000 under a tax-qualified plan will reduce the benefit amount collectible under the Basic Plan for some highly compensated officers.

As of March 31, 2002, the persons named in the Summary Compensation Table had the following estimated credited years of benefit service for purposes of the pension program: Mr. Edwards, 23 years; Mr. Baron, 35 years; Mr. LoBaugh, 3 years; Mr. Synwoldt, 10 years; Mr. Russo, 1 year; Mr. Davis, 12 years; Ms. Kerr, 29 years; and Mr. Arrington, 11 years.

While the above table reflects accruals under both the Base Plan and the SERP, effective January 31, 2002, the benefits that participants have accrued in the Niagara Mohawk SERP Plan were frozen. No future benefits will be accrued for participants after this date and all active participants are vested in the plan.

As of March 31, 2002 the follow named executive officers have received distribution of their benefit under the SERP: Messrs. Edwards, Davis and Arrington and Ms. Kerr.

Employment Agreements

Niagara Mohawk entered into employment agreements with Messrs. Edwards, Baron, Davis, Arrington and Ms. Kerr. Messrs. Arrington, Baron, and Davis have received the change of control payments under the employment agreements on the terms outlined for Mr. Edwards below. Ms. Kerr’s employment agreement was terminated and replaced with an agreement with National Grid USA. Mr. Davis also has an agreement with National Grid USA. Mr. Edwards’ agreement will remain in effect for 36 months after January 31, 2002 (completion date of the merger between National Grid and Holdings). If Mr. Edwards’ employment is terminated by Niagara Mohawk without cause or by Mr. Edwards for good reason within 36 months after the completion of the merger, Mr. Edwards will be entitled to a lump sum severance benefit equal to four times his base salary. Mr. Edwards will also be entitled to employee benefit plan coverage for medical, prescription drug, dental and hospitalization benefits and life insurance for the remainder of his life with all related premiums paid by Niagara Mohawk, and coverage under other employee benefit plans will continue for four years. In the event that the payments to Mr. Edwards upon termination of employment would subject Mr. Edwards to the excise tax on excess parachute payments under the Internal Revenue Code, Niagara Mohawk will reimburse him for such excise tax (and the income tax and excise tax on such reimbursement). In the event of a dispute over Mr. Edwards’ rights under the agreement, Niagara Mohawk will pay Mr. Edwards’ reasonable legal fees with respect to the dispute unless Mr. Edwards’ claims are found to be frivolous.

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

Niagara Mohawk entered into Change in Control Agreements with Messrs. LoBaugh, Synwoldt and Russo which provide that if, within two years following a change in control, which occurred upon the completion of the merger, an officer terminates his employment for good reason or Niagara Mohawk terminates the officer’s employment without cause, the officer will be entitled to a lump sum severance benefit equal to two times the officer’s base salary plus two years of benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Niagara Mohawk Holdings, Inc. owns 100 percent of the voting securities of Niagara Mohawk Power Corporation. As of January 31, 2002, there were no publicly traded outstanding shares of Holdings common stock due to the completion of the merger with National Grid Group plc. All the shares of Holdings common stock outstanding were exchanged for National Grid shares in the form of American Depositary Shares, which are listed on the New York Stock Exchange, and/or cash.

The following table indicates the number of National ADSs beneficially owned as of June 3, 2002, by Niagara Mohawk directors, executive officers names in the Summary Compensation Table, and directors/executive officers of Niagara Mohawk as a group, that were serving as a director and/or officer of Niagara Mohawk as of March 31, 2002.

 Title of                               Beneficial  Percent
  Class    Name of Beneficial Owner     Ownership  of Class
---------  ---------------------------- ---------- --------
American Depositary Shares
           Director:
           William F. Edwards              1,594      **
           Michael E. Jesanis                630      **
           Clement E. Nadeau               2,999      **
           Anthony C. Pini                   528      **
           Kwong O. Nuey, Jr.                506      **

           Named Executives:
           Thomas H. Baron                 1,937      **
           Leslie E. LoBaugh, Jr.            430      **
           William J. Synwoldt                 0      **
           Joseph M. Russo                     0      **

           All Directors and Executives   37,920      **
           Officers (27) as a group
*	Based on information furnished to the Company by Directors and Executive Officers. Includes ADSs credited under employee’s savings programs as of June 3, 2002.
**	Less than one percent.

Equity Compensation Plans

A summary of our stockholder approved equity compensation plans as of March 31, 2002 is as follows:

                                             (a)                      (b)                           (c)
                                   -------------------------- -------------------- ----------------------------------------
                                   Number of securities to be Weighted average     Number of securities remaining available
                                   issued upon exercise of    exercise price of    for future issuance under equity
                                   outstanding options,       outstanding options, compensation plans (excluding securities
Plan Category                      warrants and rights (d)    warrants and rights  reflected in column (a)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               2,790,534                 $8.32                  177,699,048 (e)

Equity compensation plans not
approved by security holders                       -                     -                            -

Total                                      2,790,534                 $8.32                  177,699,048
(d)	The options are for National Grid shares listed on the London Stock Exchange - not National Grid ADRs, each ADR being equal to five shares.
(e)	This is the total number of securities available for future issuance under the plans, however, the amount available for issuance to senior executives is limited to 88,849,524 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Certain documents filed as part of the Form 10-K
(1)	INDEX OF FINANCIAL STATEMENTS
•	Report of Independent Accountants
•	Niagara Mohawk Power Corporation Consolidated Statements of Income and Retained Earnings for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002, and each of the 3 years in the period ended December 31, 2001

•	Niagara Mohawk Power Corporation Consolidated Statements of Comprehensive Income (Loss) for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002, and each of the 3 years in the period ended December 31, 2001

•	Niagara Mohawk Power Corporation Consolidated Balance Sheets at March 31, 2002, December 31, 2001 and 2000
•	Niagara Mohawk Power Corporation Consolidated Statements of Cash Flows for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002 and each of the 3 years in the period ended December 31, 2001

•	Notes to Consolidated Financial Statements
(2)	The following financial statement schedules of Niagara Mohawk for the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999 are included:
•	Report of Independent Accountants on Financial Statement Schedules
•	Consolidated Financial Statement Schedules:
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

(3)	List of Exhibits:
See Exhibit Index.
(b)	Reports on Form 8-K
Niagara Mohawk Power Corporation
Form 8-K Reporting Date - January 17, 2002
Items reported:
(2)	Item 5. Other Events The SEC approved the merger between National Grid and Holdings on January 16, 2002.
(3)	Item 7. Financial Statements Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - January 31, 2002
Items reported:
(1)	Item 5. Other Events On January 31, 2002, the merger with National Grid and Holdings was completed.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - February 5, 2002
Items reported:
(1)	Item 5. Other Events On February 5, 2002, Niagara Mohawk announced redemption of six series of preferred stock.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
Form 8-K Reporting Date - February 21, 2002
Items reported:
(1)	Item 5. Other Events On February 21, 2002, Niagara Mohawk filed certain financial information including financial statements for the year ended December 31, 2001.
(2)	Item 7. Financial Statements and Exhibits Exhibits required to be filed by Item 601 of Regulation S-K.
(2)	Item 8. Change of Fiscal Year
Niagara Mohawk will change its fiscal year from a calendar year ending December 31 to a fiscal year ending March 31 to align its fiscal year with that of its new parent, National Grid.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Niagara Mohawk Power Corporation

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated May 14, 2002, appearing in this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10- K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
May 14, 2002

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
                                         -----------------------
                             Balance at  Charged to   Charged to              Balance
                             Beginning    Costs and     Other     Deductions  at End
Description                  of Period    Expenses     Accounts      (a)     of Period
--------------------------------------------------------------------------------------
Allowance for Doubtful
Accounts -Deducted from
Accounts Receivable in
the Consolidated
Balance Sheets

60 Days Ended March 31, 2002  $57,498     $10,503     $   -  (b)   $ 6,700    $61,301
30 Days Ended Jan. 30, 2002    56,008       6,644         -  (b)     5,154     57,498
Year Ended December 31, 2001   59,085      64,324         -  (b)    67,401     56,008
Year Ended December 31, 2000   59,421      56,642         -  (b)    56,978     59,085
Year Ended December 31, 1999   47,863      63,954      1,900 (b)    54,296     59,421
(a)	Uncollectible accounts written off net of recoveries.
(b)	Niagara Mohawk has recorded a regulatory asset, which reflects the amount of doubtful accounts it expects to recover in rates. In 1999 the regulatory asset was increased by $1,900 to $27,100 and has remained unchanged in 2000, 2001 and the first quarter 2002.

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
                                         ----------------------
                             Balance at  Charged to  Charged to                 Balance
                             Beginning   Costs and     Other                    at End
Description                  of Period   Expenses     Accounts    Deductions  of Period (c)
-------------------------------------------------------------------------------------------
Miscellaneous
Valuation Reserves

60 Days Ended March 31, 2002  $ 9,435      $   -      $   -       $    -        9,435
30 Days Ended Jan. 30, 2002     9,435          -          -            -        9,435
Year Ended December 31, 2001   32,380        194          -       23,139 (d)    9,435
Year Ended December 31, 2000   31,680        700          -            -       32,380
Year Ended December 31, 1999   33,063        546          -        1,929       31,680
(c)	The reserve in 2001 relates to non-rate base properties. In 1999 and 2000, the reserves related to certain materials and supplies inventory, non-rate base properties and a write-down against an investment.
(d)	In 2001, Niagara Mohawk eliminated certain valuation reserves, including certain materials and supplies inventory reserve as a result of the sale of its nuclear assets in November 2001.

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

(A)10-27         s             10-11         Employment contract among Holdings, Niagara Mohawk and Kapua A. Rice,
                                             Corporate Secretary, dated March 17, 1999

(A)10-28         s             10-12         Employment contract among Holdings, Niagara Mohawk and Steven W.
                                             Tasker, Vice President-Controller, dated March 17, 1999

(A)10-29         k             10-40         Amendment to employment contracts among Holdings, Niagara Mohawk and W. E. Davis,
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

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  June 28, 2002                                                                                     By:  /s/  Steven W. Tasker
                                                                                                                                 Steven W. Tasker, Treasurer, Authorized Officer
                                                                                                                                 and Senior Vice President Distribution Finance
                                                                                                                                 New York and Principal Financial Officer

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  June 28, 2002                                                                                     By:  /s/  Edward A. Capomacchio
                                                                                                                                 Edward A. Capomacchio, Authorized Officer
                                                                                                                                 and Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William F. Edwards	Director Senior Vice President-National Grid USA and President-Niagara Mohawk Power Corporation and Principal Executive Officer	June 28, 2002
William F. Edwards
/s/ Michael E. Jesanis	Director Chief Operating Officer-National Grid USA	June 28, 2002
Michael E. Jesanis
/s/ Clement E. Nadeau	Director Senior Vice President-Operations	June 28, 2002
Clement E. Nadeau
/s/ Kwong E. Nuey	Director Vice President-Information Technology and Chief Information Officer	June 28, 2002
Kwong E. Nuey
/s/ Anthony C. Pini	Director Senior Vice President-Customer Service New York	June 28, 2002
Anthony C. Pini

EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO
OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

(in thousands of dollars)

                                    Twelve
                                    Months
                                    Ended
                                    March 31,                          Year Ended December 31,
                                     2002          2001         2000         1999        1998          1997
--------------------------------------------------------------------------------------------------------------
A.  Net Income (Loss) per
     Statements of Income         $  3,977      $ 29,521     $(22,312)    $ (2,061)   $(120,825)     $183,335
B.  Taxes Based on Income or
     Profits                       (60,258)      (72,096)     (10,015)       6,207      (66,728)      126,595
                                  ----------------------------------------------------------------------------
C.  Earnings, Before Income
     Taxes                         (56,281)      (42,575)     (32,327)       4,146     (187,553)      309,930
D.  Fixed Charges (a)              406,788       418,471      464,068      518,165      433,313       304,451
                                  ----------------------------------------------------------------------------
E.  Earnings Before Income
     Taxes and Fixed Charges       350,507       375,896      431,741      522,311      245,760       614,381
                                  ============================================================================
Preferred Dividend Factor:

F.  Preferred Dividend
     Requirements                 $ 30,703      $ 30,850     $ 31,437     $ 36,808    $  36,555      $ 37,397
                                  ============================================================================
G.  Ratio of Pre-Tax Income
     to Net Income (C/A)            N/A            N/A          N/A          N/A          N/A            1.69
H.  Preferred Dividend Factor
     (FxG)                        $ 30,703      $ 30,850     $ 31,437     $ 36,808    $  36,555      $ 63,201
I.  Fixed Charges                  406,788       418,471      464,068      518,165      433,313       304,451
                                  ----------------------------------------------------------------------------
J.  Fixed Charges and Preferred
     Dividends Combined           $437,491      $449,321     $495,505     $554,973    $ 469,868      $367,652
                                  ============================================================================
K.  Ratio of Earnings to
     Fixed Charges (E/D)              0.86 (b)      0.90 (b)     0.93 (b)     1.01         0.57 (b)      2.02
                                  ============================================================================
L.  Ratio of Earnings to Fixed
     Charges and Preferred
     Dividends Combined (E/J)         0.80 (c)      0.84 (c)     0.87 (c)     0.94 (c)     0.52 (c)      1.67
                                  ============================================================================
                                     2002           2001       2000         1999        1998          1997
                                  ----------------------------------------------------------------------------
(a) Interest Expense              $381,534      $392,406     $437,274     $485,240    $ 397,178      $273,906
    Interest Factor on Rentals      23,079        23,337       23,633       25,673       25,907        26,149
    Allowance for Funds Used
     During Construction             2,175         2,728        3,161        7,252       10,228         4,396
                                  ----------------------------------------------------------------------------
                                  $406,788      $418,471     $464,068     $518,165    $ 433,313      $304,451
                                  ============================================================================
(b)	Fixed charges exceed earnings before income taxes and fixed charges by $56.3 million in the year ended March 31, 2002, $42.6 million in 2001, $32.3 million in 2000 and by $187.6 million in 1998.
(c)	Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed charges by $87.0 million in the year ended March 31, 2002, $73.4 million in 2001, $63.8 million in 2000, $32.7 million in 1999 and $224.1 million in 1998.
N/A	Not applicable due to net loss displayed in line A or negative earnings before income taxes on line C.

EXHIBIT 21

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
SUBSIDIARIES OF THE REGISTRANT

Name of Company	State of Organization
NM Uranium, Inc.	Texas
NM Properties, Inc. (Note 1)	New York
NM Receivables Corp. II	New York
NM Receivables LLC	New York

Note 1:	At March 31, 2002, NM Properties, Inc. owns Salmon Shores, Inc.; Moreau Park, Inc.; Riverview, Inc.; Hudson Pointe, Inc.; Upper Hudson Development, Inc.; Land Management & Development, Inc.; Oprop Co., Inc.; and Landwest, Inc.