Form 10-Q
period 2002-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2002-08-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of June 30, 2002, were as follows.

Registrant                                                                                Title                                            Shares Outstanding

                                                              Niagara Mohawk Power Corporation                       Common Stock, $1.00 par value                       187,364,863
                                                                                                                                                  (all held by Niagara Mohawk Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q  -  For the Quarter Ended June 30, 2002

PART I - Financial Information

Glossary of Terms

Item 1.	Financial Statements
Consolidated Statements of Income and Retained Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II  -  Other Information

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
GLOSSARY OF TERMS

TERM	DEFINITION
CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers
Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GRT	Gross Receipts Tax
IPP	Independent Power Producer: any person that owns or operates, in whole or in part, one or more independent power facilities, including the purchasers of Niagara Mohawk’s generation assets
IPP Party	Independent Power Producers that were a party to the MRA
KWh	Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour
Merger Rate Plan Stranded Costs	A regulatory asset established under the Merger Rate Plan that included the costs of the MRA, the cost of any additional IPP contract buyouts and the deferred loss on the sale of the generation assets
MRA	Master Restructuring Agreement: a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998
MRA regulatory asset	Recoverable costs to terminate, restate or amend IPP Party contracts, which were deferred and are amortized and recovered under Niagara Mohawk’s Power Choice agreement. See Merger Rate Plan Stranded Costs above.

National Grid	National Grid Group plc is an international United Kingdom-based company that builds, owns and manages, electricity and telecommunications networks
National Grid USA	A wholly-owned subsidiary of National Grip Group plc
NYISO	New York Independent System Operator
Power Choice	Niagara Mohawk’s five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998
PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates
PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters or disposal material)
PSC	New York State Public Service Commission
SFAS No. 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”
Stranded Costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
TCC	Transmission Congestion Contract: Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy transmitted between those locations.

PART I

Item 1.  Financial Statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) Three Months Ended

June 30,
                                                2002            2001
                                            -----------     -------------
        (In thousands of dollars)           (Successor)     (Predecessor)
Operating revenues:
 Electric                                   $ 772,121       $ 781,175
 Gas                                          139,122         164,976
                                            ----------      ----------
                                              911,243         946,151
                                            ----------      ----------
Operating expenses:
 Electricity purchased                        382,485         283,495
 Fuel for electric generation                       -           7,382
 Gas purchased                                 65,635          91,726
 Other operation and maintenance expenses     182,206         253,546
 Amortization of stranded costs                35,299          91,072
 Depreciation and amortization                 49,451          79,093
 Taxes, other than income taxes                56,754          65,041
 Income taxes                                  17,841          (8,860)
                                            ----------      ----------
                                              789,671         862,495
                                            ----------      ----------
Operating income                              121,572          83,656
Other deductions, net                          (4,630)         (6,306)
                                            ----------      ----------
Income before interest charges                116,942          77,350
Interest:
 Interest on long-term debt                    86,344          98,342
 Other interest                                 2,418           1,250
                                            ----------      ----------
                                               88,762          99,592
                                            ----------      ----------
Net income (loss) (Note 1)                     28,180         (22,242)
Dividends on preferred stock                    1,402           7,757
                                            ----------      ----------
Balance available for common stock             26,778         (29,999)
Retained earnings at beginning of period       29,317         326,597
Dividend to Niagara Mohawk Holdings, Inc.           -          37,160
                                            ----------      ----------
Retained earnings at end of period          $  56,095       $ 259,438
                                            ==========      ==========

          Consolidated Statements of Comprehensive Income

Net income (loss)                           $  28,180       $ (22,242)
                                            ----------      ----------
Unrealized gains (losses) on securities,
 net of tax                                      (368)            231
Hedging activity, net of taxes                   (117)        (16,638)
SERP additional minimum liability                   -             266
                                            ----------      ----------
Other comprehensive loss                         (485)        (16,141)
                                            ----------      ----------
Comprehensive income (loss)                 $  27,695       $ (38,383)
                                            ==========      ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because Niagara Mohawk’s stock is wholly owned by Niagara Mohawk Holdings, Inc.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                       June 30,
                                                         2002               March 31,
                                                     (Unaudited)               2002
                                                    ----------------------------------
      (In thousands of dollars)                      (Successor)           (Successor)
Utility plant:
 Electric plant                                     $ 4,976,172           $ 4,938,709
 Gas plant                                            1,360,564             1,352,258
 Common plant                                           364,013               359,429
 Construction work in progress                          161,378               180,667
                                                    ------------          ------------
   Total utility plant                                6,862,127             6,831,063
 Less - Accumulated depreciation and amortization     2,254,017             2,226,493
                                                    ------------          ------------
   Net utility plant                                  4,608,110             4,604,570
                                                    ------------          ------------
Goodwill                                              1,141,470             1,145,608

Other property and investments                           93,379                95,785
                                                    ------------          ------------
Current assets:
 Cash, including temporary cash investments
  of $342 and $690, respectively                         12,598                 9,882
 Restricted Cash (Note 1)                                24,514                 8,082
 Accounts receivable (less allowance for doubtful
  accounts of $58,500 and $61,300, respectively)        505,892               543,592
 Notes receivable                                            80                50,050
 Materials and supplies, at average cost:
  Gas storage                                            29,933                 3,335
  Other                                                  16,880                17,484
 Prepaid taxes                                                -                17,491
 Current deferred income taxes                           37,979                36,609
 Other                                                    8,034                 5,486
                                                    ------------          ------------
                                                        635,910               692,011
                                                    ------------          ------------
Regulatory assets (Note 3):
 Merger rate plan stranded costs                      3,278,255             3,300,885
 Swap contracts regulatory asset                        664,872               653,949
 Regulatory tax asset                                   191,994               208,556
 Deferred environmental restoration costs (Note 2)      310,000               297,000
 Postretirement benefits other than pensions             39,324                40,284
 Pension and postretirement benefit plans               418,366               444,369
 Unamortized debt expense                                47,990                40,132
 Other                                                  258,002               258,491
                                                    ------------          ------------
                                                      5,208,803             5,243,666
                                                    ------------          ------------
Long term notes receivable                                    -               199,822
                                                    ------------          ------------
Other assets                                             69,292                62,305
                                                    ------------          ------------
                                                    $11,756,964           $12,043,767
                                                    ============          ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                                   2002       March 31,
                                                                               (Unaudited)      2002
                                                                             ----------------------------
              (In thousands of dollars)                                        (Successor)   (Successor)
Capitalization (Note 1):
  Common stockholders' equity:
   Common stock - $1 par value; authorized 250,000,000 shares;
    issued and outstanding 187,364,863 shares                                $   187,365    $   187,365
   Paid-in-surplus                                                             2,723,002      2,722,894
   Accumulated other comprehensive income (loss)                                    (359)           126
   Retained earnings                                                              56,095         29,317
                                                                             ------------   ------------
                                                                               2,966,103      2,939,702
  Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
   Optionally redeemable, issued and outstanding 443,690 and 447,555
    shares, respectively                                                          44,369         44,756
  Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
   Optionally redeemable, issued and outstanding 1,113,100 shares                 55,655         55,655
  Long-term debt                                                               3,947,193      4,146,642
                                                                             ------------   ------------
   Total capitalization                                                        7,013,320      7,186,755
                                                                             ------------   ------------
Current liabilities:
 Short-term debt to affiliates                                                   218,000        419,000
 Long-term debt due within one year                                              629,656        544,647
 Accounts payable                                                                254,610        239,677
 Customers' deposits                                                              20,332         18,918
 Accrued taxes                                                                    13,251              -
 Accrued interest                                                                 55,940        111,515
 Other                                                                           130,471        125,967
                                                                             ------------   ------------
                                                                               1,322,260      1,459,724
                                                                             ------------   ------------
Other liabilities (Note 3):
 Accumulated deferred income taxes                                             1,143,198      1,145,937
 Liability for swap contracts                                                    664,872        653,949
 Employee pension and other benefits                                             740,957        745,393
 Other                                                                           562,357        555,009
                                                                             ------------   ------------
                                                                               3,111,384      3,100,288
                                                                             ------------   ------------
Commitments and contingencies (Notes 2 and 3):
 Liability for environmental restoration                                         310,000        297,000
                                                                             ------------   ------------
                                                                             $11,756,964    $12,043,767
                                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Three Months Ended June 30,
                            (in thousands of dollars)                          2002           2001
                                                                           (Successor)   (Predecessor)
                                                                           ---------------------------
Cash flows from operating activities:
 Net income                                                                $  28,180      $ (22,242)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                              49,451         79,093
   Amortization/accretion of regulatory assets                                35,299         91,072
   Amortization of nuclear fuel                                                    -          5,438
   Provision for deferred income taxes                                        12,453         (1,203)
   Change in restricted cash                                                 (16,432)       (34,031)
   Net accounts receivable (net of changes in accounts receivable sold)       32,200        144,472
   Materials and supplies                                                    (26,236)       (38,578)
   Accounts payable and accrued expenses                                      13,078        (67,255)
   Accrued interest and taxes                                                (42,324)        (3,342)
   Changes in MRA and IPP buyout costs regulatory assets                       9,240         11,780
   Changes in deferred loss on sale of assets                                (12,669)             -
   Deferral of MRA interest rate savings                                       3,276          4,228
   Changes in other assets and liabilities                                    44,403         93,433
                                                                           ----------     ----------
    Net cash provided by operating activities                                129,919        262,865
                                                                           ----------     ----------

Cash flows from investing activities:
 Construction additions                                                      (49,272)       (62,798)
 Nuclear fuel                                                                      -           (157)
                                                                           ----------     ----------
 Acquisition of utility plant                                                (49,272)       (62,955)
 Materials and supplies related to construction                                  242           (227)
 Accounts payable and accrued expenses related to construction                 3,269        (10,024)
 Proceeds from the sale of generation assets (payment of notes receivable)   249,792              -
 Other investments                                                             2,256         (4,634)
 Other                                                                        (4,418)        (2,069)
                                                                           ----------     ----------
    Net cash provided by (used in) investing activities                      201,869        (79,909)
                                                                           ----------     ----------
Cash flows from financing activities:
 Common stock dividends paid to Holdings                                           -        (10,000)
 Preferred dividends paid                                                     (1,402)        (7,757)
 Reductions in long-term debt                                               (126,023)       (79,003)
 Proceeds from long-term debt                                                      -        130,000
 Reduction in preferred stock                                                   (387)        (1,800)
 Net change in short-term debt                                              (201,000)      (220,000)
 Other                                                                          (260)       (15,793)
                                                                           ----------     ----------
    Net cash used in financing activities                                   (329,072)      (204,353)
                                                                           ----------     ----------
Net increase (decrease) in cash                                                2,716       (21,397)
Cash at beginning of period                                                    9,882         60,957
                                                                           ----------     ----------
Cash at end of period                                                      $  12,598      $  39,560
                                                                           ==========     ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                          $ 146,441      $ 118,748
    Income taxes paid                                                      $   5,333      $   3,303

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:   Niagara Mohawk Power Corporation and subsidiary companies (“Niagara Mohawk”), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for the fiscal year ended March 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002.

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

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended June 30, 2002 should not be taken as an indication of earnings for all or any part of the balance of the year.

Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the Master Restructuring Agreement (“MRA”) and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” for further discussion of how the c losing of the merger with National Grid will impact the future results on Niagara Mohawk. See Niagara Mohawk’s Form 10-KT for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 3, for a further discussion of the MRA and the generation asset sales.

Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 2002 presentation.

Restricted Cash:   Restricted cash consists of margin accounts for hedging activity, cash held in escrow in compliance with certain debt agreements, cash held in escrow for post-closing adjustments on certain asset sales, New York State Department of Conservation (“DEC”) securitization for certain site cleanup, and worker’s compensation premium deposit. Restricted cash was $24.5 million and $11.8 million at June 30, 2002 and March 31, 2002, respectively.

Comprehensive Income:   Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other components of comprehensive income relate to additional minimum pension liability recognition, deferred gains and losses associated with hedging activity and unrealized gains and losses associated with certain investments held as available for sale.

New Accounting Standards:   In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Niagara Mohawk is currently evaluating the effect of this statement on Niagara Mohawk’s results of operations and financial position.

Niagara Mohawk adopted SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,”(FAS 145), during the quarter ended June 30, 2002. FAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate certain inconsistencies. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed circumstances. Certain provisions of this statement are effective for fiscal years beginning after May 15, 2002. The early adoption of FAS 145 had no material impact on the Company’s financial position and results of operations.

NOTE 2.  CONTINGENCIES

Environmental issues:   The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. Niagara Mohawk believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. Niagara Mohawk is also currently conducting a program to investigate and remediate, as necessary to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which Niagara Mohawk has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that Niagara Mohawk has contributed. Niagara Mohawk has also been advised that various federal, state, or local agencies believe certain properties require investigation and has prioritized the sites based on available information in order to enhance the management of investigation and remediation, if necessary.

Niagara Mohawk is currently aware of 120 sites that comprise the current liability estimates, including 62 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among potentially responsible parties (“PRPs”). Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $310 million and $297 million, which is reflected in Niagara Mohawk’s Consolidated Balance Sheets at June 30, 2002 and March 31, 2002, respectively. The potential high end of the range is presently estimated at approximately $535 million. The probabilistic method was used to determine the amount to be accrued for 19 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites is determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes is used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including three sites that are currently owned by Niagara Mohawk. Niagara Mohawk and the DEC have executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for meeting the regulatory obligation for these sites in the estimated liability. Niagara Mohawk is currently unable to estimate the full costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $85.1 million, with an expected value calculation of $56.6 million, which is included in the amounts accrued at June 30, 2002. The DEC has categorized this site into three operating units. With respect to one unit, the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this unit consists of a high end of $15.3 million and an expected value calculation of $13.2 million. With respect to another unit, the DEC issued an ROD in March 2002. Currently, the high end of this unit is estimated to be $64.8 million, with an expected value calculation of $39.5 million. With respect to the last unit, the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $5.0 million, with an expected value calculation of $3.9 million. The estimated costs for the latter two units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

DEC Air Pollution Notice of Violation:   On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General indicated in meetings with Niagara Mohawk and NRG that they sought substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General also indicated that they will be pursuing mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls and mitigation should be borne by NRG.

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

NRG Lawsuit:   On October 2, 2000, Niagara Mohawk filed lawsuits in New York Supreme Court against the owners of three power plants (the Plants) which Niagara Mohawk sold in 1999 to three affiliates of NRG, Huntley Power LLC, Dunkirk Power LLC and Oswego Harbor, LLC (the Defendants). These suits (collectively referred to herein as the State Court Actions) were filed to collect on invoices for electricity furnished by Niagara Mohawk to the Defendants for use in the Plants since the Plants were sold in 1999. In its Complaints in the State Court Actions, Niagara Mohawk initially sought approximately $8 million in damages, which represented Niagara Mohawk’s retail delivery rates filed with and approved by the PSC applied to the Defendants’ usage as of the date those Complaints were filed. Although the Defendants have made approximately $7.2 million in payments on what they believe is the undisputed portion of the balance they owe Niagara Mohawk, the balance owed, according to Niagara Mohawk’s records, has grown to approximately $26.7 million as of June 18, 2002.

The Defendants asserted in 2000 that the FERC had exclusive jurisdiction. In 2001, the FERC issued orders in cases involving other parties that affirmed the jurisdiction of state commissions to authorize retail delivery charges for station service provided by distribution companies to generators like NRG. In May 2002, however, the FERC issued two additional orders in similar cases. FERC stated that, to the extent deliveries are made over facilities classified as distribution, the states have jurisdiction to assess charges and, to the extent deliveries are made over facilities classified as transmission only, the FERC has exclusive jurisdiction over such delivery charges. Niagara Mohawk does not believe that FERC intended to prevent utilities from continuing to assess retail delivery charges, including but not limited to applicable stranded cost charges, on generators in cases where station service power is delivered over high voltage facilities often classified as transmission, or if it had such intent, to assert its jurisdiction with respect to disputes over past charges. The FERC has been asked to clarify the scope of its orders but it has not responded yet. Niagara Mohawk is unable to predict whether its action against NRG will be successful.

NRG has encountered significant financial difficulties resulting in the reduction of its credit ratings recently. Niagara Mohawk is not able to predict whether NRG will have the finanicial ability to satisfy its debt if Niagara Mohawk prevails in the litigation.

NOTE 3.  RATE AND REGULATORY ISSUES AND CONTINGENCIES

Niagara Mohawk’s financial statements conform to generally accepted accounting principles (“GAAP”), including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”) permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be refunded through customer billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.2 billion at June 30, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Merger Rate Plan. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

Merger rate plan stranded costs:   Under the Merger Rate Plan, a regulatory asset was established that included the unamortized costs of the MRA, the cost of any additional independent power producer (“IPP”) contract buyouts and the deferred loss on the sale of the generation assets. The MRA represents the cost to terminate, restate, or amend IPP Party contracts. Niagara Mohawk is also permitted to defer and amortize the cost of any additional IPP contract buyouts. Beginning January 31, 2002, the merger rate plan stranded costs regulatory asset is being amortized over ten years with larger amounts being amortized in the latter years. Niagara Mohawk’s rates under the Merger Rate Plan have been designed to permit recovery of and a return on the Merger Rate Plan stranded costs.

The amortization of the Merger Rate Plan stranded asset costs is reflected in the “Amortization of stranded costs” line item of the Consolidated Income Statements.

Swap contract regulatory asset:   The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liabilities are the present value of the forecasted over-market payments in the restated power purchase agreement (“PPA”) contracts and the financial swaps associated with the sale of various generation plants. The regulatory asset associated with the restated IPP contracts will amortize over ten years ending in June 2008 as notional quantities are settled. The part of this regulatory asset associated with the generating plants will be amortized over the remaining terms of these contracts ending September 30, 2003. See Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Notes 8 and 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten. Payments under these arrangements are included in the “Electricity Purchased” line item in the Consolidated Statements of Income and Retained Earnings.

SFAS No. 71 and other accounting matters:   The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 97-4, “Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS No. 71 and SFAS No. 101,” “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71” in 1997. EITF 97-4 does not require a company to earn a return on regulatory assets that arise from a deregulating transition plan in assessing the applicability of SFAS No. 71. Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, under the merger rate plan, including the competitive transition charges (“CTC”) and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover its regulatory assets over its planned amortization period. Under the Merger Rate Plan, Niagara Mohawk will earn a return on all of its regulatory assets. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Niagara Mohawk’s reported financial condition and results of operations and adversely affect Niagara Mohawk’s ability to pay dividends. Niagara Mohawk’s IPP contracts, including those restructured under the MRA, as well as the PPAs entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

NOTE 4.   DERIVATIVES AND HEDGING ACTIVITIES

Niagara Mohawk uses several types of derivative instruments: (1) financial swap agreements based on notional quantities of electric power (IPP swaps, Huntley, Dunkirk, and Albany swaps), (2) instruments designed to offset price escalation in the aforementioned swaps (New York Mercantile Exchange (“NYMEX”) gas futures, gas basis swaps, and an oil swap), (3) NYMEX gas futures to hedge a power purchase agreement indexed to gas prices, (4) fixed for floating electricity swaps designated as cash flow hedges of anticipated purchases of electricity, (5) NYMEX gas futures designated as cash flow hedges of anticipated purchases of natural gas and (6) call and put options, structured as ‘collars,’ which also serve as cash flow hedges of anticipated gas purchases.

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

The IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets to limit Niagara Mohawk’s exposure to electricity prices. These swaps are an exchange of a contract price for the floating market price based on a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP indexed swaps and the Albany swap, the contract payments are indexed, primarily to fuel prices (natural gas and oil), and therefore, the payments Niagara Mohawk must make fluctuate with the prices for these commodities. To mitigate the aforementioned exposures, Niagara Mohawk has, at various times, used NYMEX gas futures, gas basis swaps, and an oil commodity swap.

The increase in the fair value of the liability for the IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts to $665 million at June 30 versus $654 million at March 31, 2002 is due to a revaluation that projects a decrease in electric prices relative to the contract prices paid over the remaining lives of the contracts.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Activity for the fair value of the NYMEX futures and gas basis swaps for the past quarter are as follows:

                                                                  (000's)
                                              Hedges of IPP Swaps               Hedges Non-MRA IPP
                                    NYMEX Futures           Gas Basis Swaps        NYMEX Futures
                                 Dth     Fair Value       Dth     Fair Value     Dth      Fair Value
                              ----------------------------------------------------------------------
March 31, 2002 (Gain) / Loss         -           -            -         -            -           -
New Contracts                 29,760.0           -      3,264.3         -      2,580.0           -
Settled during period         (8,640.0)     (583.6)    (1,082.7)    (20.6)      (800.0)      (59.8)
Mark-to-market Adjustments                 3,470.4                  107.3                    292.4
                              ---------    --------    ---------    ------     --------      ------
June 30, 2002 (Gain) / Loss   21,120.0     2,886.8      2,181.6      86.7      1,780.0       232.6
                              =========    ========    =========    ======     ========      ======

Niagara Mohawk meets the majority of its electric requirements through a series of long term physical and financial contracts. There are occasions when Niagara Mohawk may project a short position for electricity needed to supply customers. During those periods electricity is purchased at market prices. If certain proscribed risk values are exceeded during a time when the company forecasts a short power situation, Niagara Mohawk will use electric swaps to lock in a price for electricity. This was last done during March 2002 and resulted in a hedging gain of $411,000. There were no electric swaps utilized during the period April through June 2002.

While Niagara Mohawk expects supplies of electricity in upstate New York to be adequate during the summer, in order to maintain internal limits on exposure to market risks, Niagara Mohawk will continue to evaluate the use of short-term fixed for floating swaps on electricity.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by a regulatory ruling that transfers the commodity price risk to the customer for prudently incurred commodity costs. Niagara Mohawk is using NYMEX gas futures and combinations of call and put options called ‘collars’ as hedges to effectively and prudently manage those costs. The futures contracts and collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices.

The following table details the activity for the quarter:

                                                              (000's)
                                                        Hedges of Gas Supply
                                     NYMEX Futures         Call Options          Put Options
                                 Dth     Fair Value     Dth     Fair Value     Dth   Fair Value
                                ---------------------------------------------------------------
March 31, 2002 (Gain)/Loss         -          -             -          -          -        -
New Contracts                   79.0                  2,120.0      392.0    2,120.0   (392.5)
Settled during the period          -       (5.7)
Mark-to-market Adjustments                193.4                   (231.9)              (12.9)
                                ----      ------      -------     ------    -------   -------
June 30, 2002 (Gain)/Loss       79.0      187.7       2,120.0      160.1    2,120.0   (405.4)
                                ====      ======      =======     =======   =======   =======

For the quarter ended June 30, 2002, there was no impact on “Gas purchased” from the settlement of cash flow hedges.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of electricity at market prices from the NYISO and the purchases of natural gas in each of the months hedged. The net deferred loss at June 30, 2002 for gas cash flow hedges is $0.1 million. The deferral is recorded in “Accumulated other comprehensive income.” An additional deferred loss of $0.2 million representing the change in the premium value of the option contracts is recorded in a regulatory deferral per the current rate agreement. Although the actual amounts to be recorded in earnings are dependent on future changes in the contract values, all of these deferred amounts will be reclassified to earnings within the next 12 months. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

For a more detailed discussion of the various derivative instruments used, see Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Notes 9, Fair Value of Financial and Derivative Financial Instruments. See also Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a detailed discussion about how these items factor into Niagara Mohawk’s risk management strategy.

NOTE 5.  SEGMENT INFORMATION

Subsequent to the merger, Niagara Mohawk’s reportable segments are electric and natural gas. Niagara Mohawk is engaged principally in the business of purchase, transmission, distribution and sale of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. Certain information regarding Niagara Mohawk’s electric and natural gas segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation of such common property have been allocated to the segments in accordance with the practice established for regulatory purposes. Assets allocated to the electric and gas segments include net utility plant, materials and supplies, and certain regulatory and other assets. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense. Prior period information has not been presented, since Niagara Mohawk reported its segments differently during that time. Niagara Mohawk anticipates its segments to change in the future as it focuses more on its transmission, distribution and gas businesses as separate business units.

                         Three Months Ended June 30, 2002
                             (In millions of dollars)

                          Operating    Depreciation  Amortization
             Operating  Income before      and       of Stranded
              Revenues  Income Taxes   Amortization     Costs
             ---------  -------------  ------------  ------------
Electric      $  772      $   123        $   40        $   35
Gas              139           16             9             -
             ---------  -------------  ------------  ------------
Total         $  911      $   139        $   49        $   35
             =========  =============  ============  ============

Three Months Ended June 30, 2002
   (In millions of dollars)

                      Total
                     Assets
                    -------
Electric            $ 9,855
Gas                   1,501
Corporate assets
                        401
                    -------
Total               $11,757
                    =======

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

Merger with National Grid

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and postretirement benefit liability in the amount of approximately $444.4 million, with a corresponding offsetting increase to a regulatory asset account. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002, Item 8. Financial Statements and Supplementary Data, - Note 7. Pension and Other Retirement Plans.

Change in Fiscal Year

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

Merger Rate Plan:   On November 28, 2001, the PSC approved the Merger Rate Plan. This rate plan became effective on January 31, 2002, the closing of the merger. Key terms of the plan are as follows:

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

Power Choice Rate Reductions and Retail Choice of Electricity Supplier:   The PSC approved Niagara Mohawk’s Power Choice agreement on March 20, 1998 and the rate plan was implemented beginning September 1, 1998. The Power Choice agreement outlined Niagara Mohawk’s future structure in the regulated electric business.

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

Generation Asset Sales:   See Item 1. Notes to the Consolidated Financial Statements – Note 3. Rate and Regulatory Issues and Contingencies, “Merger rate plan stranded costs” and Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales.”

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

Griffiss Local Development Corporation

In administration proceedings before the PSC and the FERC beginning in 1999, the Griffiss Local Development Corporation (“GLDC”) and the Oneida County Industrial Development Agency (“Oneida IDA”) asked that they be allowed to provide electricity to customers at the former Griffiss Air Force Base or that any provision of electricity would be at wholesale. Niagara Mohawk requested an exit fee of $12 million. GLDC estimated the exit fee at $180,000. The PSC proposed an exit fee of $7 million.

The parties entered into a settlement agreement which would resolve all issues. The PSC approved the settlement on May 22, 2002. The agreement is subject to FERC approval, which is pending.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. Niagara Mohawk is unable to predict whether these other municipalities or customers will pursue a withdrawal from Niagara Mohawk’s system or the amount of stranded costs it may receive as a result of any withdrawals.

FERC Proceedings:   In general, the regulatory structure and regulations that relate to Niagara Mohawk’s business are in a period of major change and uncertainty. Decisions being made by the FERC will affect how Niagara Mohawk does business. Niagara Mohawk is currently unable to determine whether these proceedings will have a material impact on its financial position or results of operations.

The FERC has been reviewing the development of Regional Transmission Organizations (“RTOs”). The FERC has indicated that it wants RTOs to have large geographic scope. In July and August 2001, the FERC ordered Niagara Mohawk and other participants of the NYISO, ISO New England, and the Pennsylvania-New Jersey-Maryland (“PJM”) ISO to participate in a mediation process to develop a proposal for a larger RTO. The FERC has not yet ruled on the mediation report issued in September 2001.

Pending the ruling on the mediation report, the transmission owners have been working toward an RTO structure in which independent transmission companies could manage certain transmission functions within the RTO. However, it is not clear what sort of RTO structure will ultimately result from these negotiations. In fact, based on an announcement in January 2002 by the New York and New England ISOs that they were exploring the formation of their own RTO, even the geographic scope of the RTO in which Niagara Mohawk will participate is still an open question. Niagara Mohawk expects a more detailed filing to be made in August 2002.

In late 2001 and early 2002, the FERC convened an advanced rulemaking proceeding to enable transmission owners, such as Niagara Mohawk, and generators to establish standardized procedures and agreements concerning the way generators would interconnect with the transmission grid. On April 24, 2002, the FERC issued proposed rules that Niagara Mohawk believes are very favorable to generators and unfavorable and partially unworkable for transmission owners. Niagara Mohawk has submitted comments seeking significant changes in the proposed rules. The FERC is expected to issue final rules later this year.

In 2001, the FERC began an advanced rulemaking procedure to address Standard Market Design (“SMD”) regarding the buying and selling of power. In a December 2001 order, the FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry. As a result, the North American Standards Energy Board (“NAESB”), an independent voluntary organization that develops and promotes the use of business practice and related electronic communications standards, has formed a Wholesale Electric Quadrant (“WEQ”). Niagara Mohawk’s affiliate, National Grid USA, has joined the transmission sector of the WEQ. The FERC also solicited comments earlier this year on a wide range of issues, including: transmission pricing, pricing for electric energy and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or “ICAP”), and resolution of “seams” or conflicting practices or charges that inhibit inter-regional energy transactions. All of these either directly or indirectly affect Niagara Mohawk’s business. On July 31, 2002, the FERC issued a formal notice of proposed rulemaking (“NOPR”) on these matters. The proposed rules would, among other things, require a new transmission tariff to be filed by July 31 2004. Niagara Mohawk would have to meet the requirements of an independent transmission provider or permit an independent transmission provider to operate its transmission facilities. In addition, it would authorize an independent transmission provider to file proposed changes to Niagara Mohawk’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers, but has not specified the mechanism under which retail costs, including stranded costs, would be charged to these customers. Niagara Mohawk is currently unable to determine whether the final outcome of this NOPR will have a material impact on its financial position or results of operations.

On September 27, 2001, the FERC initiated a NOPR regarding affiliate standards of conduct in both the electric and gas industries. In its proposed rules, the FERC proposed a broad definition of “energy affiliate,” which would include its affiliate National Grid USA Service Company, Inc. (“Service Company”). The proposed rules would impose significant restrictions on the ability of Niagara Mohawk to interact with such “energy affiliates.” If not modified, the proposed rules could require significant reorganization for Niagara Mohawk and possibly duplication of support functions that Niagara Mohawk depends on the Service Company to provide.

Financial Position, Liquidity and Capital Resources

(See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term.   At June 30, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $43.7 million and accounts receivable of $513.0 million. Accounts receivable are net of amounts sold, as discussed below. Niagara Mohawk has a negative working capital balance of $720.8 million, primarily due to long-term debt due within one year of $629.7 million and short-term debt of $218.0 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $129.9 million for Niagara Mohawk in the three months ended June 30, 2002 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $524 million of credit consisting of a 5 year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a 3 year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of June 30, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been redemptions since June 30, 1998. Through June 30, 2002 Niagara Mohawk had $761 million in such first mortgage bond redemptions.

At June 30, 2002, Niagara Mohawk had short-term debt outstanding of $218 million, including $142 million from the money pool and $76 million loaned from Niagara Mohawk Holdings, Inc. The Company has regulatory approval to issue up to $1.0 billion of short-term debt. National Grid USA and certain subsidiaries, including Niagara Mohawk, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. At June 30, 2002, no receivables had been sold by NMR to a third party. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s net cash provided by investing activities increased $281.8 million in the first quarter 2002 as compared to the same period in 2001. These increases were primarily due to the principal prepayment from Constellation of $249.8 million in April 2002 related to the sale of the nuclear assets and a decrease in construction expenditures of $13.7 million.

Niagara Mohawk’s net cash used in financing activities increased $124.7 million in the first quarter 2002 as compared to the same period in 2001, in part due to an increase in debt reductions of $47.0 million. In addition, Niagara Mohawk issued $130.0 million in long-term debt in the first quarter 2001. No long-term debt was issued in the first quarter 2002. These increases were partially offset by a reduction in net change in short-term borrowings of $19.0 million. In addition, Niagara Mohawk paid a dividend to Holdings of $10.0 million in the first quarter 2001. No dividends were made to Holdings in the first quarter 2002.

Results of Operations

The following discussion presents the material changes in results of operations for the three months ended June 30, 2002 in comparison to the same period in 2001. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month period should not be taken as an indication of earnings for all or any part of the balance of the year. Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” for further discussion of how the closing of the merger with National Grid will impact the future results on Niagara Mohawk. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice or Merger Rate Plan, would be to record a significantly higher percentage of income earned in the first quarter compared to earnings for the balance of each year. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

Earnings for the first quarter of 2002 were $28.2 million, as compared with a loss of $22.2 million for the first quarter of 2001. First quarter earnings for 2002, as compared with the first quarter of 2001, have been positively impacted by the following items:

o	A decrease in the amortization of stranded costs of $55.8 million in the first quarter of 2002 as compared to the same period in 2001.
o	A decrease in nuclear operation and maintenance costs of $39.2 million due to the sale of the nuclear assets.
o	Lower interest expense of approximately $10.8 million due to the repayment of debt during 2001 and 2002.
o	Lower depreciation expense and real estate taxes of $34.4 million primarily as a result of the nuclear sale.
o	Higher electric rates of $7.0 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates.
o	The impact of higher natural gas prices on indexed IPP contracts in the first quarter of 2002 as compared to the same period in 2001, which increased purchased power costs by $10.9 million. On September 1, 2001, the commodity adjustment clause was implemented that allows Niagara Mohawk to pass-through commodity costs to customers.

Earnings for the first quarter were negatively impacted by the following items:

o	Electric margin was lower in the first quarter of 2002 as compared to the same period in 2001 by $90.7 million, due to an increase in Niagara Mohawk’s electricity purchased expense of $99.0 million as a result of the sale of its generation assets.
o	Receipt of multi state tax refunds from a previously owned subsidiary of $3.9 million related to tax periods prior to 1995 in the first quarter of 2001. No similar tax refunds were received in the quarter ended June 30, 2002.

Revenues and Sales/Deliveries

Electric revenues decreased $9.1 million from the first quarter of 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $18.4 million, a decrease in transmission revenues of $9.1 million, a decrease in commodity adjustment clause revenues of $8.9 million due to lower fuel costs being passed back to customers and a decrease in miscellaneous revenues of $6.2 million. Transmission revenues decreased due to a substantial decrease in the quantity of TCCs purchased in 2002 as compared to 2001. These decreases were offset by an increase in distribution of energy of $13.9 million; higher electric rates of $7.0 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates and an increase in sales for resale of $11.7 million. Sales for resale were higher primarily as a result of an increase in sales to the NYISO of $7.9 million.

The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

                                           Three Months Ended June 30,
                               Electric Revenue (Thousands)        Sales (GWh)
                                                       %                         %
                               2002       2001      Change     2002     2001   Change
                             --------------------------------------------------------
 Residential                 $281,313   $272,334      3.3     2,308    2,233     3.4
 Commercial                   234,825    250,772     (6.4)    2,181    2,367    (7.9)
 Industrial                   101,797    113,085    (10.0)    1,309    1,321    (0.9)
 Industrial - Special          15,620     16,433     (4.9)    1,047    1,203   (13.0)
 Other                          8,232      8,528     (3.5)       32       34    (5.9)
                             --------   ---------   ------    -----    -----   ------
Total to Ultimate Consumers   641,787    661,152     (2.9)    6,877    7,158    (3.9)
 Other Electric Systems        41,742     30,017     39.1     1,436      899    59.7
 Distribution of Energy        60,974     47,067     29.5     1,249    1,103    13.2
 Transmission of Energy        35,427     44,567    (20.5)        -        -       -
 Miscellaneous                 (7,809)    (1,628)   234.6         -        -       -
                             --------   ---------   ------    -----    -----   ------
Total                        $772,121   $781,175      0.1     9,562    9,160     4.4
                             ========   =========   ======    =====    =====   ======

Electric sales increased approximately 0.4 billion KWh in the first quarter of 2002 as compared to the same period in 2001. The increase is primarily due to an increase in sales for resale of 0.5 billion KWh due to higher sales to the NYISO and an increase in distribution of energy of 0.1 billion KWh, partially offset by lower sales to ultimate customers of 0.3 billion KWh.

Gas:

Gas revenues decreased $25.9 million or 15.7 percent in the first quarter of 2002 from the comparable period in 2001, primarily as a result of lower gas prices being passed through to customers.

Gas sales to ultimate consumers were 13.8 million Dth or a 1.3 percent increase from the first quarter of 2001.

                                                Three Months Ended June 30,
                                    Gas Revenue (Thousands)          Sales (Thousands of Dth)
                                                        %                                 %
                                  2002      2001       Change       2002       2001      Change
                              ------------------------------      ----------------------------
 Residential                  $ 94,395   $113,636     (16.9)      10,589     10,556       0.3
 Commercial                     24,181     30,404     (20.5)       3,124      2,991       4.4
  Industrial                       669        806     (17.0)         111         99      12.1
                              --------   --------     ------      ------     ------     ------
Total to Ultimate Consumers    119,245    144,846     (17.7)      13,824     13,646       1.3
 Transportation of
  Customer-Owned Gas            17,372     14,128      23.0       22,183     29,838     (25.7)
 Miscellaneous                   2,505      6,002     (58.3)           -          -         -
                              --------   --------     ------      ------     ------     ------
Total                         $139,122   $164,976     (15.7)      36,007     43,484     (17.2)
                              ========   ========     ======      ======     ======     ======

Operating Expenses

                                                  Three Months Ended June 30,
                                               GWh                    Cost (millions)
                                     ------------------------    --------------------------
                                     2002     2001     % Chg     2002      2001      % Chg
                                     ----     ----    -------    ----      ----     -------
Fuel for Electric Generation:
 Nuclear                                -    1,597    (100.0)        -    $  7.4    (100.0)
                                    -----    -----    -------   ------    -------   -------
  Total electric generation             -    1,597    (100.0)        -       7.4    (100.0)
                                    -----    -----    -------   ------    -------   -------
Electricity Purchased:
 IPPs:
  Capacity                              -        -         -    $  3.8       4.0      (5.0)
  Energy and taxes                    839    1,271     (34.0)     57.4      64.1     (10.5)
                                    -----    -----    -------   ------    -------   -------
  Total IPP purchases                 839    1,271     (34.0)     61.2      68.1     (10.1)
                                    -----    -----    -------   ------    -------   -------
Fossil/Hydro PPAs:
  Capacity                              -        -         -       6.5       8.5     (23.5)
  Energy and taxes                  2,968      870     241.1     107.6      23.2     363.8
                                    -----    -----    -------   ------    -------   -------
  Total Fossil/Hydro purchases      2,968      870     241.1     114.1      31.7     259.9
                                    -----    -----    -------   ------    -------   -------
NYISO - energy purchases            2,858    2,317      23.3     132.0     126.4       4.4
Other purchases                     2,061    2,028       1.6      40.1      30.6      31.0
Swap payments                           -        -         -      35.1      30.8      14.0
                                    -----    -----    -------   ------    -------   -------
  Sub-total purchases               8,726    6,486      34.5     382.5     287.6      33.0
                                    -----    -----    -------   ------    -------   -------
Deferral                                -        -         -                (4.1)   (100.0)
                                    -----    -----    -------   ------    -------   -------
  Total purchases                   8,726    6,486      34.5     382.5     283.5      34.9
                                    -----    -----    -------   ------    -------   -------
Total generated and purchased       8,726    8,083       8.0     382.5     290.9      31.5
Delivery of energy for others, net
 of losses and Niagara Mohawk use     836    1,077     (22.4)        -         -         -
                                    -----    -----    -------   ------    -------   -------
                                    9,562    9,160       4.4    $382.5    $290.9      31.5
                                    =====    =====    =======   ======    =======   =======

Niagara Mohawk’s electricity purchased increased $99.0 million or 34.9 percent in the first quarter of 2002 primarily because Niagara Mohawk had sold its generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO or other parties. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation. IPP purchases decreased by $6.9 million in the three months ended June 30, 2002 as compared to the same period in 2001, since Niagara Mohawk entered into an agreement with one IPP that reduced the amount of energy it had to buy from them.

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. The swap payments included in the Electric Fuel and Purchased Power Costs table are measured as the difference between the specified contract price and the market price of electricity, relative to respective notional quantities of electricity. The IPP indexed swap contract prices were fixed for the initial two years of the contracts, then on July 1, 2000 began indexing to various factors including the cost of natural gas and inflation. Because of increases in the cost of natural gas, the indexing formula increased the contract prices for the three months ended June 30, 2002 by $12.6 million or 26.2 percent higher than originally forecast. The hedges that Niagara Mohawk entered into mitigated the increases attributable to natural gas price indexing that Niagara Mohawk experienced. The Albany swap contract contains two provisions that allow Niagara Mohawk to better manage the increases in the indexed prices. Niagara Mohawk has the option of deciding between oil and natural gas for use in the indexing formula, and can call on notional quantities during periods when market prices are favorable. Under Power Choice, Niagara Mohawk absorbed the increases in the indexed contract prices until August 31, 2001. Thereafter, changes in prices are borne by customers.

Niagara Mohawk has taken several steps to reduce exposure to further variability. One of the eight IPP swap contracts was renegotiated to fix the gas price used for indexing for calendar year 2002. Also, for 2001 and during 2002, Niagara Mohawk entered into NYMEX gas futures contracts to hedge the escalation in the natural gas price component for the remaining seven IPP indexed swap contracts. In April 2002, Niagara Mohawk again began to purchase NYMEX futures contracts to hedge these swaps for the period May 2002 through June 2003. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for fiscal period ended March 31, 2002, Part II, Item 7A. - Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price RisK” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.”

Niagara Mohawk’s fuel for electric generation decreased $7.4 million as compared to the first quarter in 2001 due to the sale of the remaining generating assets in 2001.

Niagara Mohawk’s gas purchased expense decreased $26.1 million in the first quarter of 2002 primarily as a result of lower natural gas prices.

Other operation and maintenance expenses for Niagara Mohawk have decreased $71.3 million in the first quarter of 2002 as compared to the same period in 2001, primarily due to lower nuclear operation expense of $39.2 million as a result of the sale of the nuclear assets and a decrease in transmission expense of $24.3 million in part due to less TCCs purchased through the auction process conducted by the NYISO.

Amortization of Stranded Costs decreased $55.8 million in the first quarter of 2002 as compared to the same period in 2001. Under Power Choice, the MRA regulatory asset was being amortized ratably over ten years. Under the Merger Rate Plan, which began on January 31, 2002, the MRA regulatory asset and other stranded costs are being amortized over ten years, with larger amounts being amortized in the latter years.

Depreciation and amortization decreased $29.6 million in the first quarter of 2002 as compared to the same period in 2001 as a result of the sale of the nuclear assets in November 2001.

The decrease in other taxes of $8.3 million is primarily due to a decrease in real estate taxes of $4.8 million as a result of the sale of the nuclear assets in November 2001 and a decrease in revenue taxes of $2.9 million primarily due to lower GRT rates.

Niagara Mohawk’s interest charges decreased by $10.8 million mainly due to the repayment of debt during 2001 and 2002.

The increase in Niagara Mohawk’s income taxes of approximately $26.7 million is primarily due to an increase in book taxable income.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Niagara Mohawk’s market risk or market risk strategies during the quarter ended June 30, 2002. For a detail discussion of market risk, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for fiscal period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

PART II

ITEM 1.   LEGAL PROCEEDINGS

For a detailed discussion of additional legal proceedings, see Part I, Item 1. Notes to Unaudited Consolidated Financial Statements - Note 2. Contingencies.

Fourth Branch Associates Mechanicville

In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court, seeking compensatory damages of $50 million, punitive damages of $100 million, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1997, Niagara Mohawk was successful in having dismissed eleven of the thirteen causes of action. The remaining claims are for alleged breach of contract and breach of duty of good faith and fair dealing. Niagara Mohawk filed a motion for summary judgment in November 2001 and Fourth Branch filed a cross motion for summary judgment. On June 25, 2002, Honorable Edward A. Sheridan issued a decision and order granting partial summary judgment in favor of Niagara Mohawk. In his decision, Judge Sheridan dismissed Fourth Branch’s alleged breach of contract claim as well as its lost profits claim and denied Fourth Branch’s cross - motion for summary judgment. The Court denied Niagara Mohawk’s motion with respect to Fourth Branch’s claim for an alleged breach of a duty of good faith and fair dealing on the grounds that fact issues were present in connection with that claim. Fourth Branch’s damages for the good faith and fair dealing claim are limited to reliance damages. The previously scheduled trial date of July 22, 2002 has been adjourned to 2003 to permit the parties to file appeals from the decision and order of Judge Sheridan. Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. For more information about this lawsuit, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for fiscal period ended March 31, 2002, Part I, Item 3. Legal Proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit 99.1 - Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 - Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with Paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the agreements comprising the $524 million senior debt facility that the Company completed with a bank group on June 1, 2000. The total amount of long-term debt authorized under such agreement does not exceed ten percent of the total consolidated assets of the Company and its subsidiaries.

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed in the quarter ended June 30, 2002.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  August 14, 2002                                                                                     By:  /s/  Edward A. Capomacchio
                                                                                                                                     Edward A. Capomacchio, Authorized Officer
                                                                                                                                     and Controller and Principal Accounting Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of CEO under Section 906 of the Sarbanes-Oxly Act of 2002
99.2	Certification of CFO under Section 906 of the Sarbanes-Oxly Act of 2002