Form 10-Q
period 2002-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2002-11-12
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of September 30, 2002, were as follows.

Registrant                                                                                Title                                            Shares Outstanding

                                                              Niagara Mohawk Power Corporation                       Common Stock, $1.00 par value                       187,364,863
                                                                                                                                                  (all held by Niagara Mohawk Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q  -  For the Quarter Ended September 30, 2002

PART I - Financial Information

Glossary of Terms

Item 1.	Financial Statements
Consolidated Statements of Operations and Retained Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II  -  Other Information

Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
GLOSSARY OF TERMS

TERM	DEFINITION
CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers
Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot
FERC	Federal Energy Regulatory Commission
IPP	Independent Power Producer: any person that owns or operates, in whole or in part, one or more independent power facilities, including the purchasers of Niagara Mohawk’s generation assets
IPP Party	Independent Power Producers that were a party to the MRA
KWh	Kilowatt–hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour
MRA	Master Restructuring Agreement: a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998
MRA regulatory asset	Recoverable costs to terminate, restate or amend IPP Party contracts, which were deferred and are amortized and recovered under Niagara Mohawk’s Power Choice agreement.
National Grid	National Grid Transco plc is an international United Kingdom-based company that builds, owns and manages, electricity, gas and telecommunications networks. On October 21, 2002, National Grid Group plc merged with Lattice Group plc. As a result, National Grid Group plc became the holding company for the enlarged group and changed its name to National Grid Transco plc.

National Grid USA	A wholly-owned subsidiary of National Grip Transco plc
NYISO	New York Independent System Operator
Power Choice	Niagara Mohawk’s multi-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998
PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates
PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters or disposal material)
PSC	New York State Public Service Commission
Stranded Costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment
TCC	Transmission Congestion Contract: Transmission congestion is a component of the cost differential in the price of electricity between two geographic locations. A TCC confers on the holder the right to collect or obligation to pay congestion charges for a single megawatt of energy transmitted between those locations.

TRA	Transmission Revenue Adjustment: The TRA compares actual transmission revenues with the $123.5 million annual forecast base transmission revenue used to develop the Merger Rate Plan electric delivery prices, with differences collected from or returned to customers.

PART I

Item 1.  Financial Statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

                                                        Three Months Ended          Six Months Ended
                                                          September 30,              September 30,
                                                      2002           2001          2002          2001
                                                   -----------  -------------  -----------  -------------
              (In thousands of dollars)            (Successor)  (Predecessor)  (Successor)  (Predecessor)
Operating revenues:
 Electric                                           $ 886,488   $  940,854     $1,658,609    $1,722,029
 Gas                                                   67,851       69,092        206,973       234,068
                                                    ----------  -----------    -----------   -----------
                                                      954,339    1,009,946      1,865,582     1,956,097
                                                    ----------  -----------    -----------   -----------
Operating expenses:
 Electricity purchased                                420,164      381,619        802,649       665,114
 Fuel for electric generation                               -        9,286              -        16,668
 Gas purchased                                         19,922       20,657         85,557       112,383
 Other operation and maintenance expenses             206,709      221,256        388,915       474,802
 Amortization of stranded costs                        35,300       90,743         70,599       181,815
 Disallowed nuclear investment costs                        -      123,000              -       123,000
 Depreciation and amortization                         48,760       79,287         98,211       158,380
 Taxes, other than income taxes                        70,117       65,319        126,871       130,360
 Income taxes                                          23,017      (15,966)        48,713       (24,826)
                                                    ----------  -----------    -----------   -----------
                                                      823,989      975,201      1,613,660     1,837,696
                                                    ----------  -----------    -----------   -----------
Operating income                                      130,350       34,745        251,922       118,401
Other income (deductions), net                         (7,434)      74,700        (12,064)       68,394
                                                    ----------  -----------    -----------   -----------
Income before interest charges                        122,916      109,445        239,858       186,795
Interest:
 Interest on long-term debt                            85,445       84,614        171,789       182,956
 Other interest                                         3,895       10,480          6,313        11,730
                                                    ----------  -----------    -----------   -----------
                                                       89,340       95,094        178,102       194,686
                                                    ----------  -----------    -----------   -----------
Net income (loss) (Note 1)                             33,576       14,351         61,756        (7,891)
Dividends on preferred stock                            1,393        7,724          2,795        15,481
                                                    ----------  -----------    -----------   -----------
Balance available for common stock                     32,183        6,627         58,961       (23,372)
Retained earnings at beginning of period               56,095      259,438         29,317       326,597
Dividend to Niagara Mohawk Holdings, Inc.              63,914            -         63,914        37,160
                                                    ----------  -----------    -----------   -----------
Retained earnings at end of period                  $  24,364   $  266,065     $   24,364    $  266,065
                                                    ==========  ===========    ===========   ===========

                            Consolidated Statements of Comprehensive Income (Loss)
                                                   (Unaudited)

Net income (loss)                                   $  33,576   $   14,351     $   61,756    $   (7,891)
                                                    ----------  -----------    -----------   -----------
Unrealized losses on securities, net of tax              (680)        (678)        (1,048)         (447)
Hedging activity, net of taxes                          1,277       (6,841)         1,160       (23,479)
SERP additional minimum liability                                      267              -           533
                                                    ----------  -----------    -----------   -----------
Other comprehensive income (loss)                         597       (7,252)           112       (23,393)
                                                    ----------  -----------    -----------   -----------
Comprehensive income (loss)                         $  34,173   $    7,099     $   61,868    $  (31,284)
                                                    ==========  ===========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because Niagara Mohawk’s stock is wholly owned by Niagara Mohawk Holdings, Inc.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                       September 30,
                                                           2002         March 31,
              (in thousands of dollars)                 (Unaudited)       2002
                                                       ------------   ------------
Assets                                                  (Successor)    (Successor)
Utility plant:
 Electric plant                                        $ 4,997,394    $ 4,938,709
 Gas plant                                               1,363,994      1,352,258
 Common plant                                              348,193        359,429
 Construction work in progress                             166,741        180,667
                                                       ------------   ------------
   Total utility plant                                   6,876,322      6,831,063
 Less - Accumulated depreciation and amortization        2,263,609      2,226,493
                                                       ------------   ------------
   Net utility plant                                     4,612,713      4,604,570
                                                       ------------   ------------
Goodwill                                                 1,188,312      1,145,608
                                                       ------------   ------------
Other property and investments                              91,472         95,785
                                                       ------------   ------------
Current assets:
 Cash, including temporary cash investments
  of $342 and $690, respectively                            30,964          9,882
 Restricted cash (Note 1)                                   25,119          8,082
 Accounts receivable (less allowance for doubtful
  accounts of $64,400 and $61,300, respectively)           518,037        543,592
 Notes receivable                                               73         50,050
 Materials and supplies, at average cost:
  Gas storage                                               51,392          3,335
  Other                                                     16,300         17,484
 Prepaid taxes                                              43,107         17,491
 Current deferred income taxes                              36,563         36,609
 Other                                                      14,705          5,486
                                                       ------------   ------------
                                                           736,260        692,011
                                                       ------------   ------------
Regulatory assets (Note 3):
 Merger rate plan stranded costs                         3,255,587      3,300,885
 Swap contracts regulatory asset                           619,710        653,949
 Regulatory tax asset                                      176,130        208,556
 Deferred environmental restoration costs (Note 2)         310,000        297,000
 Pension and postretirement benefit plans                  506,631        540,786
 Loss on reacquired debt                                    46,685         40,132
 Other                                                     183,493        202,358
                                                       ------------   ------------
                                                         5,098,236      5,243,666
                                                       ------------   ------------
Long term notes receivable                                       -        199,822
                                                       ------------   ------------
Other assets                                                62,005         62,305
                                                       ------------   ------------
                                                       $11,788,998    $12,043,767
                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                                   2002        March 31,
                                    (in thousands of dollars)                   (Unaudited)      2002
                                                                               ------------  ------------
                                                                                (Successor)  (Successor)
Capitalization (Note 1):
 Common stockholder's equity:
  Common stock - $1 par value; authorized 250,000,000 shares;
   issued and outstanding 187,364,863 shares                                   $   187,365   $   187,365
  Paid-in-surplus                                                                2,638,158     2,722,894
  Accumulated other comprehensive income                                               238           126
  Retained earnings                                                                 24,364        29,317
                                                                               ------------  ------------
                                                                                 2,850,125     2,939,702
 Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
  Optionally redeemable, issued and outstanding 434,533 and 447,555
   shares, respectively                                                             43,453        44,756
 Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
  Optionally redeemable, issued and outstanding 1,113,100 shares                    55,655        55,655
 Long-term debt                                                                  3,934,789     4,139,315
                                                                               ------------  ------------
  Total capitalization                                                           6,884,022     7,179,428
                                                                               ------------  ------------
Current liabilities:
  Short-term debt to affiliates                                                     10,500       419,000
  Long-term debt due within one year                                               917,784       544,647
  Accounts payable                                                                 308,587       239,677
  Customers' deposits                                                               22,587        18,918
  Accrued interest                                                                 111,759       111,515
  Other                                                                            113,718       125,967
                                                                               ------------  ------------
                                                                                 1,484,935     1,459,724
                                                                               ------------  ------------
Other liabilities (Note 3):
  Accumulated deferred income taxes                                              1,131,160     1,145,937
  Liability for swap contracts                                                     619,710       653,949
  Employee pension and other benefits                                              737,860       745,393
  Other                                                                            621,311       562,336
                                                                               ------------  ------------
                                                                                 3,110,041     3,107,615
                                                                               ------------  ------------
Commitments and contingencies (Notes 2 and 3):
  Liability for environmental restoration                                          310,000       297,000
                                                                               ------------  ------------
                                                                               $11,788,998   $12,043,767
                                                                               ============  ============

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended September 30,
                              (in thousands of dollars)                      2002          2001
                                                                         (Successor)   (Predecessor)
                                                                         -----------   -------------
Cash flows from operating activities:
 Net income (loss)                                                        $  61,756    $  (7,891)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                            98,211      158,380
    Amortization of stranded costs                                           70,599      181,815
    Disallowed nuclear investment costs                                           -      123,000
    Reversal of deferred nuclear investment costs                                 -      (79,711)
    Provision for deferred income taxes                                      17,695      (35,851)
    Change in restricted cash                                               (17,037)     (43,547)
    Net accounts receivable (net of changes in accounts receivable sold)     13,403      137,419
    Materials and supplies                                                  (46,873)     (63,169)
    Accounts payable and accrued expenses                                    72,578      (24,055)
    Accrued interest                                                            244       (6,798)
    Changes in merger rate plan stranded costs                               (6,736)       24,320
    Deferral of MRA interest rate savings                                     6,552        7,504
    Changes in other assets and liabilities                                  27,745       66,367
                                                                          ----------   ----------
     Net cash provided by operating activities                              298,137      437,783
                                                                          ----------   ----------
Cash flows from investing activities:
 Construction additions                                                     (99,210)    (128,956)
 Nuclear fuel                                                                     -         (166)
                                                                          ----------   -----------
 Acquisition of utility plant                                               (99,210)    (129,122)
 Proceeds from the sale of generation assets (payment of notes receivable)  249,799            -
 Other investments                                                            4,096      (15,978)
 Other                                                                       (8,650)      (1,856)
                                                                          ----------   ----------
     Net cash provided by (used in) investing activities                    146,035     (146,956)
                                                                          ----------   ----------
Cash flows from financing activities:
 Common stock dividends paid to Holdings (including a return of capital of
  $86.1 million)                                                           (150,000)     (10,000)
 Preferred dividends paid                                                    (2,795)     (15,481)
 Reductions in long-term debt                                              (360,794)    (486,692)
 Proceeds from long-term debt                                               500,000      530,000
 Reduction in preferred stock                                                (1,303)      (3,050)
 Net change in short-term debt                                             (408,500)      25,000
 Other                                                                          302       (7,337)
                                                                          ----------   ----------
     Net cash provided by (used in) financing activities                   (423,090)      32,440
                                                                          ----------   ----------
Net increase in cash                                                         21,082      323,267
Cash at beginning of period                                                   9,882       60,957
                                                                          ----------   ----------
Cash at end of period                                                     $  30,964    $ 384,224

Supplemental disclosures of cash flow information:
  Interest paid                                                           $ 158,254    $ 183,357
  Income taxes paid                                                       $  10,471    $   3,310

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

On January 31, 2002, Niagara Mohawk Holdings, Inc. (“Holdings”) was acquired by National Grid in a purchase business combination. Niagara Mohawk, a wholly owned subsidiary of Holdings, recorded this purchase business combination under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. Niagara Mohawk will maintain its existing name and will remain a wholly owned subsidiary of Holdings and indirectly, National Grid.

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and six-month periods ended September 30, 2002 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the current year presentation.

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

Restricted Cash:  Restricted cash consists of margin accounts for hedging activity, cash held in escrow in compliance with certain debt agreements, cash held in escrow for post-closing adjustments on certain asset sales, New York State Department of Conservation (“DEC”) securitization for certain site cleanup, and worker’s compensation premium deposit. Restricted cash was $25.1 million and $8.1 million at September 30, 2002 and March 31, 2002, respectively.

Goodwill:  Goodwill was $1,188 million and $1,146 million at September 30, 2002 and March 31, 2002, respectively. The increase in goodwill of approximately $42 million reflects post-acquisition adjustments for changes made to the fair value of certain assets and liabilities acquired. These adjustments are true-ups of estimates made at the date of the merger.

New Accounting Standards:  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Niagara Mohawk is currently evaluating the effect of this statement on Niagara Mohawk’s results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities (including restructuring activities) when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Niagara Mohawk does not believe that the adoption of SFAS No. 146 will have a material impact on its results of operations or financial position.

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

Niagara Mohawk is currently aware of 118 sites that comprise the current liability estimates, including 60 which are Niagara Mohawk-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs, are usually allocated among potentially responsible parties (“PRPs”). Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

Investigations at each of the Niagara Mohawk-owned sites are designed to identify any environmental contamination problems together with the appropriate remedial actions and identify other parties, if any, who should bear some or all of the cost of remediation. As site investigations are completed, Niagara Mohawk expects to determine specific remedial actions to estimate the investigation/remediation costs and, as appropriate, to bring legal action against third parties to recover these costs.

Niagara Mohawk estimates the cost of remediation and post-remedial monitoring based on several factors, including type of contaminants; location, size and use of the site; proximity to sensitive resources; status of regulatory investigation and data from similarly situated sites. Niagara Mohawk also uses the DEC’s input and support in developing and reviewing these factors. Actual expenditures depend on the costs of investigation and remediation, the proportion of such costs for which Niagara Mohawk is responsible and the financial viability of any other parties that are deemed responsible, as clean-up obligations are joint and several.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $310 million and $297 million, which is reflected in Niagara Mohawk’s Consolidated Balance Sheets at September 30, 2002 and March 31, 2002, respectively. The potential high end of the range is presently estimated at approximately $535 million. The probabilistic method was used to determine the amount to be accrued for 16 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites was determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation or where no better estimate is available, the low end of a range of possible outcomes was used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including three sites that are currently owned by Niagara Mohawk. Niagara Mohawk and the DEC have executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for meeting the regulatory obligation for these sites in the estimated liability. Niagara Mohawk is currently unable to estimate the full costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

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

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $85.1 million, with an expected value calculation of $56.6 million, which is included in the amounts accrued at September 30, 2002. The DEC has categorized this site into three operating units. With respect to one unit (OU-3), the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this unit consists of a high end of $15.3 million and an expected value calculation of $13.2 million. With respect to another unit (OU-1), the DEC issued a ROD in March 2002. Currently, the high end of this unit is estimated to be $64.8 million, with an expected value calculation of $39.5 million. With respect to the last unit (OU-2), the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $5.0 million, with an expected value calculation of $3.9 million. The estimated costs for the latter two units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

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

On January 10, 2002, New York State filed a civil action against Niagara Mohawk and NRG Energy in U.S. District Court for the Western District of New York for alleged violations of the federal Clean Air Act at the Dunkirk and Huntley power plants. On March 29, 2002, Niagara Mohawk filed a motion to dismiss the State’s complaint. On July 16, 2002 Niagara Mohawk argued its motion to dismiss. As of this date, no decision has been rendered by the judge. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have an adverse material effect on its financial position and results of operation or whether Niagara Mohawk’s action against NRG will be successful.

NRG Lawsuit:   On October 2, 2000, Niagara Mohawk filed lawsuits in New York Supreme Court against the owners of three power plants (the Plants) which Niagara Mohawk sold in 1999 to three affiliates of NRG, Huntley Power LLC, Dunkirk Power LLC and Oswego Harbor, LLC (the Defendants). These suits (collectively referred to herein as the State Court Actions) were filed to collect on invoices for electricity furnished by Niagara Mohawk to the Defendants for use in the Plants since the Plants were sold in 1999. In its Complaints in the State Court Actions, Niagara Mohawk initially sought approximately $8 million in damages, which represented Niagara Mohawk’s retail delivery rates filed with and approved by the PSC applied to the Defendants’ usage as of the date those Complaints were filed. Although the Defendants have made approximately $7.6 million in payments on what they believe is the undisputed portion of the balance they owe Niagara Mohawk, the balance owed, according to Niagara Mohawk’s records, has grown to approximately $30.0 million as of September 30, 2002.

The Defendants asserted in 2000 that the FERC had exclusive jurisdiction. In 2001, the FERC issued orders in cases involving other parties that affirmed the jurisdiction of state commissions to authorize retail delivery charges for station service provided by distribution companies to generators like NRG. In May 2002, however, the FERC issued two additional orders in similar cases. FERC stated that, to the extent deliveries are made over facilities classified as distribution, the states have jurisdiction to assess charges and, to the extent deliveries are made over facilities classified as transmission only, the FERC has exclusive jurisdiction over such delivery charges. The FERC was asked to clarify the scope of its orders and in August 2002 it responded to several requests for clarification it received from parties involved in station service disputes. However, FERC’s orders did not result in a resolution of the dispute with NRG in the state court actions.

Niagara Mohawk and the Defendants have agreed to stay the state court action and request the FERC provide further clarifications specific to the NRG cases on certain issues that may affect the outcome of the state court actions.

NRG has encountered significant financial difficulties, resulting in the reduction of its credit ratings recently. Niagara Mohawk is not able to predict whether NRG will have the financial ability to satisfy its debt if Niagara Mohawk prevails in litigation.

Retirement Plan Overrecoveries:   In October 2002, Niagara Mohawk was notified by the PSC of its concern that Niagara Mohawk might have overcollected pension and other post-retirement benefit costs from customers during the period 1995 to 1998. Niagara Mohawk is currently researching the issue. Niagara Mohawk cannot currently predict the ultimate resolution of this issue. However, Niagara Mohawk does not believe it would have a material impact on results of operations.

NOTE 3.   RATE AND REGULATORY ISSUES AND CONTINGENCIES

Niagara Mohawk’s financial statements conform to generally accepted accounting principles (“GAAP”), including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be refunded through customer billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.1 billion at September 30, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Merger Rate Plan. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS No. 71 to the recovery of stranded costs.

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

The derivative financial instruments held by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk has an Exposure Management Committee (“EMC”) to monitor and control efforts to manage risks. The EMC oversees the Financial Risk Management Policy (the “Policy”) applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure on terms and in volumes consistent with its core business.

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

The decrease in the fair value of the liability for the IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts to $620 million at September 30 versus $654 million at March 31, 2002 is due to a revaluation that projects an increase in electric prices relative to the contract prices paid over the remaining lives of the contracts.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Activity for the fair value of the NYMEX futures and gas basis swaps for the six months ended September 30, 2002 are as follows:

(in thousands of dollars)                            Hedges of IPP Swaps            Hedges Non-MRA IPP
                                           NYMEX Futures         Gas Basis Swaps       NYMEX Futures
                                         Dth    Fair Value      Dth    Fair Value     Dth    Fair Value
                                     --------------------------------------------  --------------------
March 31, 2002 Asset/(Liability)             -          -           -         -           -          -
New Contracts                         40,560.0          -     3,264.3         -     3,500.0          -
Settled during period                (18,090.0)  $  801.4    (2,698.7)    $14.5    (1,510.0)    $ 75.9
Mark-to-market Adjustments                   -    5,693.3           -       1.0           -      500.6
                                     --------------------------------------------  --------------------
September 30, 2002 Asset/(Liability)  22,470.0   $6,494.7       565.6     $15.5     1,990.0     $576.5

Niagara Mohawk meets the majority of its electric requirements through a series of long term physical and financial contracts. There are occasions when Niagara Mohawk may project a short position for electricity needed to supply customers. During those periods electricity is purchased at market prices. If certain proscribed risk values are exceeded during a time when the company forecasts a short power situation, Niagara Mohawk will use electric swaps to lock in a price for electricity. This was last done during March 2002 and resulted in a hedging gain of $411,000. There were no electric swaps utilized during the period April through September 2002. Niagara Mohawk will continue to evaluate the use of short-term fixed for floating swaps on electricity.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by regulatory rulings that allow timely recovery of prudently incurred commodity costs and that require that gas utilities undertake measures to mitigate the volatility of those costs. Niagara Mohawk is using NYMEX gas futures and combinations of call and put options called ‘collars’ as hedges to effectively and prudently manage the volatility of these costs. The futures contracts and collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices.

The following table details the fair value activity for gas cash flow hedges for the six months ended September 30, 2002:

(in thousands of dollars)                                   Hedges of Gas Supply
                                         NYMEX Futures          Call Options           Put Options
                                       Dth    Fair Value      Dth    Fair Value     Dth      Fair Value
                                     ------------------------------------------------------------------
March 31, 2002 Asset/(Liability)           -          -           -         -          -            -
New Contracts                        4,450.0                7,690.0   1,337.3    7,690.0    $(1,338.3)
Settled during the period             (230.0)  $   13.3    (2,850.0)        -   (2,850.0)           -
Mark-to-market Adjustments                      1,828.4                 186.9                   822.1
                                     ------------------------------------------------------------------
September 30, 2002 Asset/(Liability) 4,220.0   $1,841.7     4,840.0  $1,524.2    4,840.0    $  (516.2)

For the six months ended September 30, 2002, the earnings impact on “Gas purchased” from the settlement of cash flow hedges was an increase of $22,000.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of electricity at market prices from the NYISO and the purchases of natural gas in each of the months hedged. The deferred gain, net of taxes, at September 30, 2002 for gas cash flow hedges is $1.2 million. The deferral is recorded in “Accumulated other comprehensive income.” An additional deferred gain of $0.8 million representing the change in the premium value of the option contracts is recorded in a regulatory deferral. Although the actual amounts to be recorded in earnings are dependent on future changes in the contract values, the majority of these deferred amounts will be reclassified to earnings within the next 12 months. A nominal amount of the deferred call and put options do extend into October 2003. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

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

NOTE 5.   SEGMENT INFORMATION

Subsequent to the merger, Niagara Mohawk’s reportable segments are electric transmission, electric distribution, natural gas and stranded costs. Niagara Mohawk is engaged principally in the business of purchase, transmission and distribution of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. Certain information regarding Niagara Mohawk’s segments is set forth in the following table. General corporate expenses, property common to the various segments and depreciation of such common property have been allocated to the segments based on labor or plant, using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. General corporate expenses include the cost of the services furnished by National Grid USA Service Company, Inc., an affiliated service company. Assets allocated to the electric transmission, electric distribution, gas and stranded cost segments include net utility plant, materials and supplies, and certain regulatory and other assets. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense. Prior period information has not been presented, because Niagara Mohawk reported its segments differently prior to the merger with National Grid.

                             Three Months Ended September 30, 2002
                                    (In millions of dollars)

                                   Operating    Depreciation  Amortization
                     Operating   Income before      and        of Stranded
                     Revenues    Income Taxes   Amortization     Costs
                     ---------   -------------  ------------  ------------
Transmission         $    66        $  25         $    9         $   -
Distribution             684           82             31             -
Stranded                 136           54              -            35
Gas                       68           (8)             9             -
                     --------    -------------  ------------  ------------
Total                $   954        $ 153         $   49         $  35
                     ========    =============  ============  ============

                         Six Months Ended September 30, 2002
                              (In millions of dollars)

                             Operating    Depreciation  Amortization
                Operating  Income before      and        of Stranded
                Revenues   Income Taxes   Amortization     Costs
                ---------  -------------  ------------  ------------
Transmission     $  131        $ 54           $17           $  -
Distribution      1,272         135            63              -
Stranded            256          95             -             71
Gas                 207           9            18              -
                ---------  -------------  ------------  ------------
Total            $1,866        $293           $98           $ 71
                =========  =============  ============  ============

                                        (In millions of dollars)
                          Total Assets    Goodwill                 Goodwill
                          September 30,   March 31,  Changes in  September 30,
                              2002           2002     Goodwill       2002
                          -------------   ---------  ----------  -------------
Transmission                $ 1,404        $  283      $ 10         $  293
Distribution                  4,552           662        26            688
Stranded                      3,870             -         -              -
Gas                           1,523           201         6            207
Corporate assets                440             -         -              -
                          -------------   ---------  ----------  -------------
Total                       $11,789        $1,146      $ 42         $1,188
                          =============   =========  ==========  =============

NOTE 6.   SUBSEQUENT EVENT

On November 8, 2002, Niagara Mohawk converted $500 million of the short-term debt from the inter-company money pool to a ten-year, fixed rate (5.80 percent) note with National Grid USA, the parent. The note matures on November 1, 2012. This adjustment is reflected in the September 30, 2002 Consolidated Balance Sheets.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan, including achieving savings from the merger. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, electricity and gas suppliers and other service providers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws and the ongoing audit of Power Choice by the PSC, inability to achieve the savings from the merger under the Merger Rate Plan, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory.

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

For a discussion of the Merger Rate Plan and Power Choice, see Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business Merger Rate Plan and Power Choice Rate Reductions and Retail Choice of Electricity Supplier.”

Generation Asset Sales:   See Item 1. Notes to the Consolidated Financial Statements - Note 3. Rate and Regulatory Issues and Contingencies, “Merger rate plan stranded costs” and Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business Generation Asset Sales.”

Retirement Plan Overrecoveries:   In October 2002, Niagara Mohawk was notified by the PSC of its concern that Niagara Mohawk might have overcollected pension and other post-retirement benefit costs from customers during the period 1995 to 1998. Niagara Mohawk is currently researching the issue. Niagara Mohawk cannot currently predict the ultimate resolution of this issue. However, Niagara Mohawk does not believe it would have a material impact on results of operations.

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

In the Merger Rate Plan and long-term rate settlement, the PSC approved certain modifications to Rule 52. In brief, these modifications are: (1) Rule 52 will not apply to a customer’s premises which is disconnected from the Niagara Mohawk system and is supplied by generation installed after the effective date of the Merger Rate Plan when the generator is used exclusively to serve the customer; and (2) under specified circumstances when the customer disconnects from the Niagara Mohawk system and is connected to generation located on or immediately adjacent to the customer’s premises. The approved settlement provides that it does not preclude the parties from advocating that the Commission modify or eliminate Rule 52 or the Commission from adopting different policies on its own. In a related matter, on September 22, 2002, the retail bypass issue was presented by a New York Independent System Operator, Inc. (“NYISO”) filing with FERC to implement a new station service rate. The NYISO filing has allowed generators to argue again that they should be able to avoid paying state approved charges for retail deliveries when they take service under the NYISO tariff. FERC now has the case under advisement. Any lost revenue attributable to the modification or elimination of the Rule 52 or from retail bypass is recoverable under the Merger Rate Plan provided that the lost revenue in combination with lost revenue attributable to Rules 12 and 44 exceed $2 million per year.

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

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether certain changes to Rule 52 should be implemented at the expiration of the five year term of Power Choice. In an Order on Rehearing issued August 30, 2002, the PSC substantially denied Lakewood’s request for relief from the $14.5 million exit fee. However, the PSC Order on Rehearing did note that the final exit fee amount, if and when Lakewood exited Niagara Mohawk’s system, would reflect the application of the Merger Rate Plan and any other updates (the $14.5 million fee was based on the Power Choice agreement). Lakewood could seek rehearing of this Order on Rehearing or make a judicial challenge before the end of this year. On February 14, 2001, the Attorney General of the State of New York filed papers with the PSC requesting that the amount of the fee be reduced to approximately $2.8 million to reflect deletion of stranded costs claimed to be unrelated to local service.

As a follow-up to the September 11, 2000 Lakewood Order, the PSC noticed for public comment the question whether Rule 52 should be examined to determine whether some level of retail delivery rate de-averaging or any other alternative would be superior in comparison with the continued collection of existing rate contributions in retail rates and in exit fees. Comments were submitted by the Alliance for Municipal Power (“AMP”), the State Attorney General, Niagara Mohawk and PSC Staff. In an Order issued August 6, 2002, the PSC reaffirmed Rule 52 and rejected the notion of calculating exit fees on the basis of de-averaged costs. In a filing dated September 4, 2002, AMP has sought rehearing of the PSC’s Order. In an Order issued October 23, 2002, the PSC denied rehearing. While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

In October 2001, AMP filed a petition for a declaratory ruling to require Niagara Mohawk to provide exit fee calculations. In November 2001, AMP also filed comments in opposition to the merger Joint Proposal seeking an exit fee calculation using merger rate plan numbers. At AMP’s request, Niagara Mohawk has provided an aggregate exit fee estimate of approximately $104 million, assuming the 21 AMP communities were to exit in the summer of 2002 and assuming a transmission revenue credit. In an Order dated September 4, 2002, the Administrative Law Judge stated that the proceeding would be dismissed without prejudice unless AMP submits a new scheduling proposal by September 24, 2002. AMP failed to produce the required scheduling proposal by that date. Niagara Mohawk cannot predict whether AMP will initiate another proceeding before the PSC or some other forum.

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

The parties entered into a settlement agreement, which would resolve all issues. The settlement has now received all required approvals from the PSC and FERC.

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

Pending the ruling on the mediation report, the transmission owners (including Niagara Mohawk) have been working toward an RTO structure in which independent transmission companies could manage certain transmission functions within the RTO. However, it is not clear what sort of RTO structure will ultimately result from these negotiations, or even the geographic scope of the RTO in which Niagara Mohawk will participate. On August 23, 2002, the New York and New England ISOs filed with FERC a proposal to form an RTO and requesting for a declaratory ruling indicating that the proposal meets the requirements of an RTO. Niagara Mohawk’s parent company, National Grid USA, and several other parties filed protests of the RTO filing on November 8, 2002.

On October 25, 2001, the FERC issued an advanced notice of proposed rulemaking (“ANOPR”) to enable transmission owners, such as Niagara Mohawk, and generators to establish standardized procedures and agreements concerning the way generators would interconnect with the transmission grid. As a transmission owner, Niagara Mohawk participated in the ANOPR via the comments submitted by the New York Transmission Owners. National Grid USA participated in the actual negotiations with generators as contemplated by the ANOPR and also filed comments on the ANOPR. On April 24, 2002, the FERC issued proposed rules on this subject for comment. Niagara Mohawk believes that the proposed rules are unfavorable and partially unworkable for transmission owners for the reasons outlined in the ANOPR comments filed by the New York Transmission Owners and National Grid USA. The FERC is expected to issue final rules within the next few months.

On August 16, 2002, FERC issued a notice of a similar advanced rulemaking regarding interconnections specifically for small generators. As with the general interconnection rules proposed by FERC, the straw proposal advanced by FERC in this proceeding was unfavorable and partially unworkable for owners of transmission and distribution facilities like Niagara Mohawk. The parties have been working to achieve a consensus, and comments on any consensus documents are due November 26, 2002. An actual rulemaking on small generator interconnections would be expected after such comments, however the impact of such rulemaking cannot be predicted by Niagara Mohawk.

In 2001, the FERC began an advanced rulemaking procedure to address Standard Market Design (“SMD”) regarding the buying and selling of power. In a December 2001 order, the FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry. As a result, the North American Standards Energy Board (“NAESB”), an independent organization that develops and promotes the use of business practice and related electronic communications standards, has formed a Wholesale Electric Quadrant (“WEQ”). Niagara Mohawk’s parent, National Grid USA, has joined the transmission sector of the WEQ. National Grid USA is also participating on behalf of each of its retail affiliates (including Niagara Mohawk) in the Retail Electric Quadrant, and Niagara Mohawk is also participating in the Retail Gas Quadrant. The FERC also solicited comments earlier this year on a wide range of issues, including: transmission and electric energy pricing and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or “ICAP”), and resolution of “seams” - or conflicting practices or charges that inhibit inter-regional energy transactions. All of these either directly or indirectly affect Niagara Mohawk’s business.

On July 31, 2002, the FERC issued a formal notice of proposed rulemaking (“NOPR”) on SMD. The proposed rules would, among other things, require a new transmission tariff to be filed by July 31, 2003. Niagara Mohawk would have to meet the requirements of an independent transmission provider or permit an independent transmission provider to operate its transmission facilities. In addition, it would authorize an independent transmission provider to design (with limited input from Niagara Mohawk) and to file proposed changes to Niagara Mohawk’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers. In prior orders, the FERC has held that deliveries at retail will continue to be subject to state-approved retail charges as well as the FERC approved transmission rate, even if the delivery is made over transmission facilities. The introduction of an independent transmission provider with its own transmission tariff requires coordination between the state and federally approved charges. Specifically, the independent transmission provider’s tariff must also incorporate or otherwise require payment of the distribution company’s retail delivery charges. The FERC’s proposed tariff is not yet clear on this point. Niagara Mohawk is currently unable to determine whether the final outcome of this NOPR will have a material impact on its financial position or results of operations.

On September 27, 2001, the FERC initiated a NOPR regarding affiliate standards of conduct in both the electric and gas industries. In its proposed rules, the FERC proposed a broad definition of “energy affiliate,” which would include its affiliate National Grid USA Service Company, Inc. (“Service Company”). The proposed rules would impose significant restrictions on the ability of Niagara Mohawk to interact with such “energy affiliates.” If not modified, the proposed rules could require significant reorganization for Niagara Mohawk, potentially including duplication of support functions (and associated increases in costs) that Niagara Mohawk currently depends on the Service Company to provide.

Financial Position, Liquidity and Capital Resources

(See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term Liquidity.    At September 30, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $31.0 million and accounts receivable of $518.0 million. Niagara Mohawk has a negative working capital balance of $748.7 million, primarily due to long-term debt due within one year of $917.8 million and short-term inter-company debt of $10.5 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. In addition, the refinancing of maturing long-term debt with short-term inter-company debt has contributed to a working capital deficit. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $298.1 million for Niagara Mohawk in the six months ended September 30, 2002, which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $524 million of credit consisting of a 5 year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a 3 year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of September 30, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been redemptions since June 30, 1998. Through September 30, 2002 Niagara Mohawk had $991 million in such first mortgage bond redemptions.

At September 30, 2002, Niagara Mohawk had short-term debt outstanding of $10.5 million from the money pool. Niagara Mohawk has regulatory approval to issue up to $1.0 billion of short-term debt. National Grid USA and certain subsidiaries, including Niagara Mohawk, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

On November 8, 2002, Niagara Mohawk converted $500 million of the short-term debt from the inter-company money pool to a ten-year, fixed rate (5.80 percent) note with National Grid USA, the parent. The note matures on November 1, 2012. This adjustment is reflected in the September 30, 2002 Consolidated Balance Sheets.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. At September 30, 2002, no receivables had been sold to NMR. NMR has an agreement with a bank, whereby it sells Niagara Mohawk’s customer receivables to the bank (expires May 2003). See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s net cash provided by investing activities increased $293.0 million in the six months ended September 30, 2002 as compared to the same period in 2001. These increases were primarily due to the note principal prepayment from Constellation of $249.8 million in April 2002 related to the sale of the nuclear assets and a decrease in construction expenditures of $29.9 million.

Niagara Mohawk’s net cash used in financing activities increased $455.5 million the six months ended September 30, 2002 as compared to the same period in 2001, in part due to an increase in dividends paid to Holdings of $150 million (of which $86.1 million represented a return of capital). In addition, Niagara Mohawk received proceeds from long term debt of $530 million in the six months ended September 30, 2001. No long-term debt was issued in the six months ended September 30, 2002. These increases were partially offset by a reduction in short-term borrowings of $66.5 million and a decrease in long-term repayments of $125.9 million.

Results of Operations

The following discussion presents the material changes in results of operations for the three months and six months ended September 30, 2002 in comparison to the same period in 2001. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and six-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” for further discussion of how the closing of the merger with National Grid will impact the future results on Niagara Mohawk. The anticipated effect of the seasonality factor, when coupled with the impact of the MRA and Power Choice or Merger Rate Plan, would be to record a significantly higher percentage of income earned in the three months ended March 31 compared to earnings for the balance of each year. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

Earnings for the second quarter of fiscal year 2003 were $33.6 million, as compared with earnings of $14.4 million for the corresponding period in the prior year. This increase is primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. The Merger Rate Plan reflects the sale of the nuclear assets in November 2001, including lower nuclear operation and maintenance costs, lower nuclear depreciation expense and real estate taxes and higher purchased power costs to replace nuclear generation. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of the repayment of debt during fiscal years 2003 and 2002. In addition, in the three months ended September 30, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Earnings were negatively impacted by the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million in the three months ended September 30, 2001 and the recording of a pension settlement loss of $18.5 million related to the Voluntary Early Retirement Offer (“VERO”).

Revenues and Sales/Deliveries

There are various factors that influence the revenues and sales of Niagara Mohawk. Retail access shifts the delivery of electricity or GWh sales from sales to ultimate customers to distribution of energy and lowers revenues. Commodity cost is delivery neutral but impacts revenues. Transmission revenue is adjusted in ultimate customer revenues via the TRA.

Electric revenues decreased $54.4 million from the three months ended September 30, 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $35.5 million and a decrease in sales for resale of $78.4 million primarily due to lower sales to the NYISO of $71.6 million. In addition, in the second quarter 2001, Niagara Mohawk recorded $12 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year. These decreases were offset by an increase in transmission revenues of $13.1 million, an increase in commodity adjustment clause revenues of $4.9 million due to higher fuel costs being charged to customers, an increase in distribution of energy of $26.1 million, an increase in electric unbilled revenues of $11.2 million, an increase in TRA revenues of $8.7 million and higher electric rates of $7.6 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates.

In accordance with Power Choice and the Merger Rate Plan, Niagara Mohawk recognizes changes in accrued electric unbilled revenue in its results of operations. The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers. When customers choose an alternative supplier of energy, Niagara Mohawk continues to collect delivery charges and the CTC, which are reflected as “Distribution of Energy.” The GWh that are delivered to the customers who have chosen an alternative supplier are not included in Niagara Mohawk’s sales amounts. In circumstances where Niagara Mohawk sells energy to energy service companies for resale, those revenues are included in “Other Electric Systems.”

Electric sales decreased approximately 2.0 billion KWh in the three months ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily due to a decrease in sales for resale of 2.3 billion KWh due to lower sales to the NYISO (as a result of the sale of the nuclear assets) and lower sales to ultimate customers of 0.2 billion KWh, partially offset by an increase in distribution of energy of 0.5 billion.

Gas:

Gas revenues decreased $1.2 million or 1.8 percent in the three months ended September 30, 2002 from the comparable period in 2001, primarily as a result of lower sales to ultimate customers. These decreases were partially offset by an increase in the revenues from the transportation of gas of $2.0 million.

Gas sales to ultimate consumers were 3.7 million Dth or a 1.5 percent decrease from the three months ended September 30, 2001.

Operating Expenses

Three Months Ended September 30

Niagara Mohawk’s electricity purchased increased $38.5 million or 10.1 percent in the second quarter of fiscal year 2003 primarily because Niagara Mohawk had sold its generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO or other parties. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation.

Niagara Mohawk’s fuel for electric generation decreased $9.3 million in the second quarter of fiscal year 2003 as compared to the same period in the prior year due to the sale of the remaining generating assets in 2001.

Niagara Mohawk’s gas purchased expense decreased $0.7 million in the second quarter of fiscal year 2003 primarily as a result of lower natural gas prices.

Other operation and maintenance expenses for Niagara Mohawk have decreased $14.5 million in the second quarter of fiscal year 2003 as compared to the same period in the prior year, primarily due to lower nuclear operation expense of $25.4 million as a result of the sale of the nuclear assets, a decrease in transmission expense of $3.3 million. In addition, other operation and maintenance expense decreased as a result of merger integration savings. These decreases were partially offset by the recording of a pension settlement loss of $18.5 million related to the VERO.

Amortization of Stranded Costs decreased $55.4 million in the second quarter of fiscal year 2003 as compared to the same period in the prior year. Under Power Choice, the MRA regulatory asset was being amortized ratably over ten years. Under the Merger Rate Plan, which began on January 31, 2002, the MRA regulatory asset and other stranded costs are being amortized over ten years, with larger amounts being amortized in the latter years.

Disallowed nuclear investment costs decreased $123.0 million. In the third quarter 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Depreciation and amortization decreased $30.5 million in the second quarter of fiscal year 2003 as compared to the same period in the prior year as a result of the sale of the nuclear assets in November 2001.

Other income (deductions), net decreased $82.1 million. In the third quarter 2001, Niagara Mohawk Power recorded $79.7 million of previously deferred investment tax credits related to the sale of the nuclear assets.

Niagara Mohawk’s interest charges decreased by $5.8 million mainly due to the repayment of debt during 2001 and 2002.

Income taxes increased $39.0 million primarily as a result of an increase in book taxable income. In the third quarter 2001, Niagara Mohawk recorded a tax benefit of $43.1 million related to the $123 million non-cash write-off of disallowed nuclear investment costs.

Six Months Ended September 30, 2002 versus Six Months Ended September 30, 2001

Earnings for the six months ended September 30, 2002 were $61.8 million, as compared with a loss of $7.9 million for the same period in 2001. This increase is primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. In addition, Power Choice did not allow Niagara Mohawk to pass-through its commodity costs to electric customers until September 1, 2001. Therefore, earnings prior to September 1, 2001 were negatively impacted by the higher natural gas prices on indexed IPP contracts. The Merger Rate Plan reflects the sale of the nuclear assets in November 2001, including lower nuclear operation and maintenance costs, lower nuclear depreciation expense and real estate taxes and higher purchased power costs to replace nuclear generation. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of the repayment of debt during fiscal years 2003 and 2002. In addition, in the three months ended September 30, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Earnings were negatively impacted by the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million in the three months ended September 30, 2001 and the recording of a pension settlement loss of $18.5 million related to the VERO.

Revenues and Sales/Deliveries

Electric revenues decreased $63.4 million from the six months ended September 30, 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $62.2 million, a decrease in sales for resale of $66.7 million primarily due to lower sales to the NYISO of $63.7 million and a decrease in commodity adjustment clause revenues of $4.0 million due to lower fuel costs being passed back to customers. In addition, in the second quarter 2001, Niagara Mohawk recorded $12 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year. These decreases were offset by an increase in transmission revenues of $4.0 million, an increase in distribution of energy of $40.0 million, an increase in electric unbilled revenues of $10.8 million, an increase in TRA revenues of $12.1 million and higher electric rates of $14.6 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates.

In accordance with Power Choice and the Merger Rate Plan, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

                                             Six Months Ended September 30,
                                 Electric Revenue (Thousands)          Sales (GWh)
                                                         %                           %
                                  2002       2001      Change    2002       2001   Change
                             ----------  ----------    ------    -----     -----   ------
 Residential                 $  617,999  $  580,067      6.5     5,033     4,757     5.8
 Commercial                     503,873     534,806     (5.8)    4,617     5,010    (7.8)
 Industrial                     201,891     233,863    (13.7)    2,669     2,710    (1.5)
 Industrial - Special            31,954      32,821     (2.6)    2,159     2,410   (10.4)
 Other                           15,708      17,146     (8.4)       59        67   (11.9)
                             ----------   ---------    ------   ------    ------   ------
Total to Ultimate Consumers   1,371,425   1,398,703     (2.0)   14,537    14,954    (2.8)
 Other Electric Systems          72,757     139,472    (47.8)    1,966     3,728   (47.3)
 Distribution of Energy         126,564      86,599     46.1     2,793     2,097    33.2
 Transmission of Energy          59,828      55,826      7.2         -         -       -
 Miscellaneous                   28,035      41,429     32.3         -         -       -
                             ----------  ----------    ------   ------    ------   ------
Total                        $1,658,609  $1,722,029     (3.7)   19,296    20,779    (7.1)
                             ==========  ==========    ======   ======    ======   ======

Electric sales decreased approximately 1.5 billion KWh in the six months ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily due to a decrease in sales for resale of 1.8 billion KWh due to lower sales to the NYISO (as a result of the sale of the nuclear assets) and a decrease in sales to ultimate customers of 0.4 billion KWh, partially offset by an increase in distribution of energy of 0.7 billion KWh.

Gas:

Gas revenues decreased $27.1 million or 11.6 percent in the six months ended September 30, 2002 from the comparable period in 2001, primarily as a result of lower gas prices being passed through to customers.

Gas sales to ultimate consumers were 17.5 million Dth or a 0.7 percent increase from the six months ended September 30, 2001.

                                            Six Months Ended September 30,
                                 Gas Revenue (Thousands)      Sales (Thousands of Dth)
                                                       %                          %
                                2002      2001      Change    2002      2001    Change
                             -----------------------------   -------------------------
 Residential                 $135,505   $157,005    (13.7)   13,276    13,321    (0.3)
 Commercial                    33,185     40,009    (17.1)    4,055     3,918     3.5
 Industrial                       942      1,013     (7.0)      154       124    24.2
                             --------   --------    ------   ------    ------    -----
Total to Ultimate Consumers   169,632    198,027    (14.3)   17,485    17,363     0.7
 Transportation of
  Customer-Owned Gas           30,539     25,311     20.7    49,211    60,918   (19.2)
 Miscellaneous                  6,802     10,730    (36.6)        -         -       -
                             --------   --------    ------   ------    ------   ------
Total                        $206,973   $234,068    (11.6)   66,696    78,281   (14.8)
                             ========   ========    ======   ======    ======   ======

Operating Expenses

Six Months Ended September 30

Niagara Mohawk’s electricity purchased increased $137.5 million or 20.7 percent in the six months ended September 30, 2002 primarily because Niagara Mohawk had sold its generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO or other parties. At September 30, 2002, Niagara Mohawk purchased approximately 37 percent, 32 percent, 7 percent and 24 percent of its load requirement from the NYISO, generation PPAs (agreements with new owners of Niagara Mohawk’s previously owned generation facilities), IPPs and other parties (primarily the New York Power Authority), respectively. Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation.

Niagara Mohawk has entered into financial agreements with IPP Parties in connection with the MRA and with buyers of its previously owned coal and oil/gas fired facilities. See Item 1. Financial Statements - Note 4. Derivatives and Hedging Activities for a discussion of the various financial agreements or swaps that Niagara Mohawk has entered into and how Niagara Mohawk has mitigated its exposure to the fluctuating fuel prices that impact the indexing provisions of the IPP indexed swaps and the Albany swap. Under Power Choice, Niagara Mohawk absorbed the increases in the indexed contract prices until August 31, 2001. Thereafter, changes in prices are borne by customers. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for fiscal period ended March 31, 2002, Part II, Item 7A. - Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.”

Niagara Mohawk’s fuel for electric generation decreased $16.7 million as compared to the six months ended September 30, 2001 due to the sale of the remaining generating assets in 2001.

Niagara Mohawk’s gas purchased expense decreased $26.8 million in the six months ended September 30, 2002 primarily as a result of lower natural gas prices.

Other operation and maintenance expenses for Niagara Mohawk have decreased $85.9 million in the six months ended 2002 as compared to the same period in 2001, primarily due to lower nuclear operation expense of $64.6 million as a result of the sale of the nuclear assets and a decrease in transmission expense of $27.6 million in part due to fewer TCCs purchased through the auction process conducted by the NYISO. In addition, other operation and maintenance expense decreased as a result of merger integration savings and a reduction in bad debt expense of $5.5 million. These decreases were partially offset by the recording of a pension settlement loss of $18.5 million related to the VERO.

Amortization of Stranded Costs decreased $111.2 million in the six months ended September 30, 2002 as compared to the same period in 2001. Under Power Choice, the MRA regulatory asset was being amortized ratably over ten years. Under the Merger Rate Plan, which began on January 31, 2002, the MRA regulatory asset and other stranded costs are being amortized over ten years, with larger amounts being amortized in the latter years.

Disallowed nuclear investment costs decreased $123.0 million. In the six months ended September 30, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Depreciation and amortization decreased $60.2 million in the six months ended September 30, 2002 as compared to the same period in 2001 as a result of the sale of the nuclear assets in November 2001.

Other income (deductions), net decreased $80.5 million. In the six months ended September 30, 2001, Niagara Mohawk Power recorded $79.7 million of previously deferred investment tax credits related to the sale of the nuclear assets.

Niagara Mohawk’s interest charges decreased by $16.6 million mainly due to the repayment of debt during 2001 and 2002.

Income taxes increased $69.6 million primarily as a result of an increase in book taxable income. In the six months ended September 30, 2001, Niagara Mohawk recorded a tax benefit of $43.1 million related to the non-cash write-off $123 million of disallowed nuclear investment costs.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Niagara Mohawk’s market risk or market risk strategies during the six months ended September 30, 2002. For a detail discussion of market risk, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for fiscal period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4.   CONTROLS AND PROCEDURES

Niagara Mohawk has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to Niagara Mohawk, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period in which this quarterly report is being prepared. Niagara Mohawk has established a Disclosure Committee, which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of Niagara Mohawk’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report. Based on this evaluation, it was determined that these disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

PART II

ITEM 1.   LEGAL PROCEEDINGS

For a detailed discussion of additional legal proceedings, see Part I, Item 1. Notes to Unaudited Consolidated Financial Statements - Note. 2. Contingencies.

Fourth Branch Associates Mechanicville

In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court (the “Court”), seeking compensatory damages of $50 million, punitive damages of $100 million on each cause of action, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1997, Niagara Mohawk was successful in having dismissed eleven of the thirteen causes of action. The remaining claims are for alleged breach of contract and breach of duty of good faith and fair dealing. Niagara Mohawk filed a motion for summary judgment in November 2001 and Fourth Branch filed a cross motion for summary judgment. On June 25, 2002, the Court issued a decision and order granting partial summary judgment in favor of Niagara Mohawk. In its decision, the Court dismissed Fourth Branch’s alleged breach of contract claim as well as its lost profits claim and denied Fourth Branch’s cross - motion for summary judgment. The Court denied Niagara Mohawk’s motion with respect to Fourth Branch’s claim for an alleged breach of a duty of good faith and fair dealing on the grounds that fact issues were present in connection with that claim. Fourth Branch’s damages for the good faith and fair dealing claim are limited to reliance damages. The previously scheduled trial date of July 22, 2002 has been adjourned to May 19, 2003 to permit the parties to file appeals from the decision and order of the Court. Niagara Mohawk filed a Notice of Appeal on August 6, 2002 and Fourth Branch filed a Notice of Cross Appeal on August 12, 2002. Niagara Mohawk perfected its appeal on September 16, 2002 and the case is scheduled for oral argument in the Appellate Division, Third Department, during the December term of the Court. Niagara Mohawk is unable to predict the ultimate disposition of the lawsuit and FERC case referred to above. For more information about this lawsuit, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for the fiscal period ended March 31, 2002, Part I, Item 3. Legal Proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 2002, the Annual Meeting of Shareholders was held.

The following were elected as directors:

William F. Edwards
Michael E. Jesanis
Clement E. Nadeau
Kwong O. Nuey, Jr.
Anthony C. Pini

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
No reports on Form 8-K were filed in the quarter ended September 30, 2002.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                              NIAGARA MOHAWK POWER CORPORATION
                                                                                                                                                              (Registrant)

Date:  November 12,  2002                                                                                     By:  /s/  Edward A. Capomacchio
                                                                                                                                          Edward A. Capomacchio, Authorized Officer
                                                                                                                                          and Controller and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, William F. Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Niagara Mohawk Power Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12,  2002                                                                By:  /s/  William F. Edwards
                                                                                                              William F. Edwards
                                                                                                              President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, John G. Cochrane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Niagara Mohawk Power Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12,  2002                                                                By:  /s/  John G. Cochrane
                                                                                                              John G. Cochrane
                                                                                                              Chief Financial Officer