Form 10-Q
period 2002-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-02-14
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2002, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended December 31, 2002

PART I. FINANCIAL INFORMATION
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Operating revenues:
Electric	$ 805,351	$ 856,295	$ 2,463,960	$ 2,578,324
Gas	162,456	131,293	369,429	365,361
Total operating revenues	967,807	987,588	2,833,389	2,943,685

Operating expenses:
Purchased electricity	375,692	348,075	1,178,341	1,013,189
Fuel for electric generation	-	6,177	-	22,845
Purchased gas	83,665	57,181	169,222	169,564
Other operation and maintenance expense	187,437	231,141	576,352	705,943
Amortization of stranded costs	35,299	120,248	105,898	302,063
Disallowed nuclear investment costs	-	-	-	123,000
Depreciation and amortization	49,789	56,076	148,000	214,456
Taxes, other than income taxes	64,981	53,583	191,852	183,943
Income taxes	34,112	15,990	74,970	(11,257)
Total operating expenses	830,975	888,471	2,444,635	2,723,746

Operating income	136,832	99,117	388,754	219,939

Other income (deductions), net	(4,326)	(2,129)	(16,390)	63,844

Income before interest charges	132,506	96,988	372,364	283,783

Interest:
Interest on long-term debt	72,017	87,132	243,806	270,088
Other interest	8,598	7,693	14,911	19,423
Total interest expense	80,615	94,825	258,717	289,511

Net income (loss)	$ 51,891	$ 2,163	$ 113,647	$ (5,728)

Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

Retained earnings, beginning of period	$ 24,364	$ 266,065	$ 29,317	$ 326,597

Net income (loss)	51,891	2,163	113,647	(5,728)
Dividends on preferred stock	1,388	7,611	4,183	23,092
Dividend to Niagara Mohawk Holdings, Inc.	-	-	63,914	37,160

Retained earnings, end of period	$ 74,867	$ 260,617	$ 74,867	$ 260,617

Consolidated Statements of Comprehensive Operations
(In thousands of dollars)
(UNAUDITED)

Net income (loss)	$ 51,891	$ 2,163	$ 113,647	$ (5,728)

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	164	261	(884)	(186)
Hedging activity, net of taxes	533	14,731	1,693	(8,748)
SERP additional minimum pension liability	-	(5,002)	-	(4,469)
Total other comprehensive income (loss)	697	9,990	809	(13,403)

Comprehensive income (loss)	$ 52,588	$ 12,153	$ 114,456	$ (19,131)

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
ASSETS	(Successor)	(Successor)

Utility plant, at original cost:
Electric plant	$ 5,035,065	$ 4,938,709
Gas plant	1,379,786	1,352,258
Common Plant	349,284	359,429
Construction work-in-progress	178,907	180,667
Total utility plant	6,943,042	6,831,063
Less: Accumulated depreciation and amortization	2,304,744	2,226,493
Net utility plant	4,638,298	4,604,570

Goodwill	1,196,192	1,145,608

Other property and investments	94,737	95,785

Current assets:
Cash and cash equivalents	39,326	9,882
Restricted cash	9,378	8,082
Accounts receivable (less reserves of $87,600 and
$61,300, respectively, and includes receivables	520,635	543,592
to associated companies of $139 and $1,129,
respectively)
Notes receivable	73	50,050
Materials and supplies, at average cost:
Gas storage	48,040	3,335
Other	17,815	17,484
Prepaid taxes	-	17,491
Current deferred income taxes	29,972	36,609
Other	21,894	5,486
Total current assets	687,133	692,011

Regulatory and other non-current assets:
Regulatory assets (Note C):
Merger rate plan stranded costs	3,220,428	3,300,885
Swap contracts regulatory asset	644,746	653,949
Regulatory tax asset	177,436	208,556
Deferred environmental restoration costs (Note B)	310,000	297,000
Pension and postretirement benefit plans	500,303	540,786
Loss on reacquired debt	49,085	40,132
Other	246,088	217,059
Total regulatory assets	5,148,086	5,258,367

Long-term notes receivable	-	199,822
Other assets	37,744	47,604
Total regulatory and other non-current assets	5,185,830	5,505,793

Total assets	$ 11,802,190	$ 12,043,767

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
CAPITALIZATION AND LIABILITIES	(Successor)	(Successor)

Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,640,685	2,722,894
Accumulated other comprehensive income	935	126
Retained earnings	74,867	29,317
Total common stockholder's equity	2,903,852	2,939,702

Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	43,167	44,756
Authorized - 3,400,000 shares
Issued and outstanding - 431,669 and 447,555 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	55,655	55,655
Authorized - 19,600,000 shares
Issued and outstanding - 1,113,100 shares

Long-term debt	3,444,274	4,146,642
Long-term debt to affiliates	500,000	-

Total capitalization	6,946,948	7,186,755

Current liabilities:
Accounts payable (including payables to associated companies	257,558	239,677
of $2,859 and $8,890, respectively)
Customers' deposits	23,457	18,918
Accrued interest	69,467	111,515
Accrued taxes	8,158	-
Short-term debt to affiliates	291,000	419,000
Current portion of long-term debt	611,758	544,647
Other	85,718	97,211
Total current liabilities	1,347,116	1,430,968

Other non-current liabilities:
Accumulated deferred income taxes	1,137,690	1,145,937
Liability for swap contracts	644,746	653,949
Employee pension and other benefits	735,105	745,393
Other	680,585	583,765
Total other non-current liabilities	3,198,126	3,129,044

Commitments and contingencies (Notes B and C):
Liability for environmental remediation costs	310,000	297,000

Total capitalization and liabilities	$ 11,802,190	$ 12,043,767

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2002	2001
	(Successor)	(Predecessor)
Operating activities:
Net income (loss)	$ 113,647	$ (5,728)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	148,000	214,456
Amortization of stranded costs	105,898	302,063
Disallowed nuclear investment costs	-	123,000
Reversal of deferred nuclear investment costs	-	(79,711)
Provision for deferred income taxes	29,510	(12,463)
Change in restricted cash	(1,296)	(17,593)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net (net of changes
in accounts receivable sold)	20,957	24,554
Increase in materials and supplies	(45,036)	(55,685)
Increase (decrease) in accounts payable and accrued expenses	22,420	(60,625)
Decrease in accrued interest and taxes	(33,890)	(33,542)
Changes in MRA and IPP buyout costs regulatory assets	28,135	36,468
Decrease in deferral of MRA interest rate savings	9,007	10,780
Other, net	14,082	8,003
Net cash provided by operating activities	411,434	453,977

Investing activities:
Construction additions	(172,388)	(196,895)
Nuclear fuel	-	(1,518)
Acquisition of utility plant	(172,388)	(198,413)
Proceeds from the sale of generation assets (payment
of notes receivable in 2002)	249,799	269,947
Other investments	833	(17,532)
Other	(11,829)	(15,119)
Net cash provided by investing activities	66,415	38,883

Financing activities:
Common stock dividends paid to Holdings (including a
return of capital of $86.1 million in 2002)	(150,000)	(37,160)
Dividends paid on preferred stock	(4,183)	(23,092)
Reductions in long-term debt	(667,626)	(690,696)
Proceeds from long-term debt	500,000	534,152
Redemption of preferred stock	(1,589)	(3,050)
Net change in short-term debt	(128,000)	(225,000)
Other	2,993	(11,737)
Net cash used in financing activities	(448,405)	(456,583)

Net increase in cash and cash equivalents	29,444	36,277

Cash and cash equivalents, beginning of period	9,882	60,957

Cash and cash equivalents, end of period	$ 39,326	$ 97,234

Supplemental disclosures of cash flow information:
Interest paid	$ 268,901	$ 183,357
Income taxes paid	$ 11,829	$ 3,310

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (“Niagara Mohawk” or the “Company”), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements for the fiscal year ended March 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002.

On January 31, 2002, Niagara Mohawk Holdings, Inc. (“Holdings”) was acquired by National Grid USA in a purchase business combination. Niagara Mohawk, a wholly owned subsidiary of Holdings, recorded this purchase business combination under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. Niagara Mohawk has maintained its name and remains a wholly owned subsidiary of Holdings, and indirectly, National Grid USA.

Niagara Mohawk’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, Niagara Mohawk’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended December 31, 2002 should not be taken as an indication of earnings for all or any part of the balance of the year.

Results of operations from 1999 through January 30, 2002 reflect the implementation of the Power Choice multi-year electric rate agreement (“Power Choice”) and the sale of the generation assets at various times through that period. As a result of the closing of the Master Restructuring Agreement (“MRA”) and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” in Niagara Mohawk’s Form 10-KT for the transitional period ended March 31, 2002, Part I, Item 7 for further discussion of how the closing of the merger with National Grid will impact the future results of Niagara Mohawk. See Niagara Mohawk’s Form 10-KT for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 3, for a further discussion of the MRA and the generation asset sales.

Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the current year presentation. In this regard, net cash provided by operating activities has been increased by approximately $400 million and net cash provided by investing activities has been reduced by an equivalent amount for the nine month period ended December 31, 2001.

Goodwill: Goodwill was $1,196 million and $1,146 million at December 31, 2002 and March 31, 2002, respectively. The increase in goodwill of approximately $50 million reflects post-acquisition adjustments for changes made to the fair value of certain assets and liabilities acquired. These adjustments are true-ups of estimates made at the date of the merger.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used to account for stock-based compensation and the effect of using that method on reported results. The provisions of SFAS No. 148 will be effective for financial statements for fiscal years ending after December 15, 2002. Niagara Mohawk does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

Note B – Contingencies

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

Niagara Mohawk is currently aware of 118 sites that comprise the current liability estimates, including 60 which are Company-owned. With respect to non-owned sites, Niagara Mohawk may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among potentially responsible parties (“PRPs”). Niagara Mohawk has denied any responsibility at certain of these PRP sites and is contesting liability accordingly.

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

Niagara Mohawk estimates the cost of remediation and post-remedial monitoring based on several factors, including type of contaminants; location, size, and use of the site; proximity to sensitive resources; status of regulatory investigation; and data from similarly situated sites. Actual expenditures depend on the costs of investigation and remediation, the proportion of such costs for which Niagara Mohawk is responsible and the financial viability of any other parties that are deemed responsible, as clean-up obligations are joint and several.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, Niagara Mohawk has accrued a liability in the amount of $310 million and $297 million, which is reflected in its Consolidated Balance Sheets at December 31, 2002 and March 31, 2002, respectively. The potential high end of the range is presently estimated at $535 million. The probabilistic method was used to determine the amount to be accrued for 16 of Niagara Mohawk’s largest sites. The amount accrued for Niagara Mohawk’s remaining sites was determined through feasibility studies or engineering estimates, Niagara Mohawk’s estimated share of a PRP allocation, or, where no better estimate is available, the low end of a range of possible outcomes was used. In response to an October 1999 request for information, Niagara Mohawk informed the DEC of 24 additional former manufactured gas plant sites that it may be associated with, including three sites it currently owns. Niagara Mohawk and the DEC have executed a voluntary clean-up order with the DEC for the investigation and, as required, the remediation of these additional sites. Niagara Mohawk has included amounts for meeting the regulatory obligation for these sites in the estimated liability. Niagara Mohawk is currently unable to estimate the full costs to remediate these additional sites, since they primarily relate to non-owned sites that have been owned and operated by other parties, as well as by some former manufactured gas plant-related predecessor companies of Niagara Mohawk, and because they have not been subjected to site investigations.

Niagara Mohawk has recorded a regulatory asset representing the investigation, remediation, and monitoring obligations to be recovered from ratepayers. The Merger Rate Plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates. As a result, Niagara Mohawk does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

Based on previously submitted feasibility studies and the DEC’s ongoing regulatory review process for Niagara Mohawk’s Harbor Point site, the estimated total cost range for this site consists of a high end of $85 million, with an expected value calculation of $57 million, which is included in the amounts accrued at December 31, 2002. The DEC has categorized this site into three operating units. With respect to one unit (OU-3), the DEC issued a record of decision (“ROD”) in March 2001. Based on this ROD and legal settlement efforts with respect to another responsible party, the estimated range for this unit consists of a high end of $15 million and an expected value calculation of $13 million. With respect to another unit (OU-1), the DEC issued a ROD in March 2002. Currently, the high end of this unit is estimated to be $65 million, with an expected value calculation of $40 million. Niagara Mohawk has filed an Article 78 petition contesting the ROD and expects to present its legal arguments with respect to the ROD in February or March 2003. With respect to the last unit (OU-2), the DEC is requiring additional investigations and a feasibility study. Currently, the high end of this unit is estimated to be $5 million, with an expected value calculation of $4 million. The estimated costs for the latter two units do not consider contributions from other PRPs, the amount of which Niagara Mohawk is unable to estimate.

DEC Air Pollution Notice of Violation: On May 25, 2000, the DEC issued an air pollution notice of violation to Niagara Mohawk regarding the operation of its two formerly owned coal-fired generation plants (Huntley and Dunkirk). The notice of violation was also issued to NRG Energy, Inc. (“NRG”), the current owner and operator of both plants. The notice alleges violations of the federal Clean Air Act and the New York State Environmental Conservation Law resulting from the alleged failure of the companies to obtain permits for plant modifications and the alleged failure to install air pollution control equipment. While no specific relief was sought in the notice of violation, the DEC and the New York State Attorney General indicated in meetings with Niagara Mohawk and NRG that they sought substantial fines against Niagara Mohawk and NRG as well as the imposition of pollution controls. The New York State Attorney General’s office also indicated that it will pursue mitigation of alleged environmental harm. It is Niagara Mohawk’s position that the cost of pollution controls and mitigation should be borne by NRG.

In May 2001, the New York State Attorney General advised Niagara Mohawk and NRG of its intent to file suit, alleging that the plants are in violation of the federal Clean Air Act. On July 13, 2001, Niagara Mohawk filed a declaratory judgment action against NRG in New York State Supreme Court. Niagara Mohawk is seeking a declaratory judgment that NRG is responsible for any control upgrades and mitigation resulting from the above-referenced enforcement action. The litigation is in the discovery phase.

On January 10, 2002, New York State filed a civil action against Niagara Mohawk and NRG in U.S. District Court for the Western District of New York for alleged violations of the federal Clean Air Act at the Dunkirk and Huntley power plants. On March 29, 2002, Niagara Mohawk filed a motion to dismiss the State’s complaint. On July 16, 2002, Niagara Mohawk argued its motion to dismiss. As of this date, no decision has been rendered. Niagara Mohawk is unable to predict whether or not the results of this enforcement action will have a material adverse effect on its financial position and results of operation or whether Niagara Mohawk’s action against NRG will be successful.

NRG Affiliates (Huntley Power L.L.C., Dunkirk Power L.L.C., and Oswego Harbor, L.L.C.) Lawsuit: As previously reported, Niagara Mohawk is engaged in collections litigation to recover bills for station service rendered to the owners of three power plants (the “Plants”), which Niagara Mohawk sold in 1999 to three affiliates of NRG: Huntley Power L.L.C., Dunkirk Power L.L.C., and Oswego Harbor, L.L.C. (collectively, the “Defendants”). According to Niagara Mohawk’s records, as of December 31, 2002, the Defendants owed Niagara Mohawk approximately $30 million.

In November 2002 Niagara Mohawk’s lawsuits against the Defendants were stayed with the consent of the parties. The stay was secured in order to allow the parties to ask the Federal Energy Regulatory Commission (“FERC”) to render a decision on various issues that, once decided, might allow the state court to render a decision on the collection litigation that was commenced in 2000. On November 26, 2002, Niagara Mohawk filed a complaint with the FERC supporting its claim for collecting the previously invoiced charges for electricity furnished to the Plants. The Defendants have responded to the complaint and the matter is currently under deliberation by the FERC.

As previously reported, NRG, the parent company to the Defendants, has encountered significant financial difficulties, resulting in the reduction of its credit ratings. As a result, the Company cannot predict whether the Defendants will be able to satisfy their debt if it prevails in the litigation.

Fourth Branch Associates Mechanicville: In November 1993, Fourth Branch Associates Mechanicville (“Fourth Branch”) filed an action against Niagara Mohawk and several of its officers and employees in the New York State Supreme Court (the “Court”), seeking compensatory damages of $50 million, punitive damages of $100 million on each cause of action, and injunctive and other related relief. The lawsuit grows out of Niagara Mohawk’s termination of a contract for Fourth Branch to operate and maintain a hydroelectric plant Niagara Mohawk owned in the town of Halfmoon, New York. Fourth Branch’s complaint also alleges claims based on the inability of Fourth Branch and Niagara Mohawk to agree on terms for the purchase of power from a new facility that Fourth Branch hoped to construct at the Mechanicville site. In January 1997, Niagara Mohawk was successful in having dismissed eleven of the thirteen causes of action. The remaining claims are for alleged breach of contract and breach of duty of good faith and fair dealing. Niagara Mohawk filed a motion for summary judgment in November 2001 and Fourth Branch filed a cross motion for summary judgment. On June 25, 2002, the Court issued a decision and order granting partial summary judgment in favor of Niagara Mohawk. In its decision, the Court dismissed Fourth Branch’s alleged breach of contract claim as well as its lost profits claim and denied Fourth Branch’s cross-motion for summary judgment. The Court denied Niagara Mohawk’s motion with respect to Fourth Branch’s claim for an alleged breach of a duty of good faith and fair dealing on the grounds that fact issues were present in connection with that claim. Fourth Branch’s damages for the good faith and fair dealing claim are limited to reliance damages. The previously scheduled trial date of July 22, 2002 has been adjourned to May 19, 2003 to permit the parties to file appeals from the decision and order of the Court. Niagara Mohawk filed a Notice of Appeal on August 6, 2002 and Fourth Branch filed a Notice of Cross Appeal on August 12, 2002. Niagara Mohawk perfected its appeal on September 16, 2002. The appeal was argued in the Appellate Division, Third Department on December 16, 2002. A decision on the appeal is pending at this time. Niagara Mohawk is unable to predict the ultimate disposition of this lawsuit. For more information about this lawsuit, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for the fiscal period ended March 31, 2002, Part I, Item 3. Legal Proceedings.

Reconciliation of Retirement Plan: As previously reported, after inquiries by the PSC Staff, the Company learned of potential reconciliation problems between the costs of the Company’s pension and other post-retirement benefits and the allowance for those costs that was reflected in Niagara Mohawk’s rates. Under the PSC Staff’s position, as the result of this and other less significant adjustments, Niagara Mohawk should have recorded additional amounts in its deferral accounts, and it should have accrued interest on this amount thereafter. The Company has been researching the issues and is working with the PSC Staff to reach a resolution.

The Company cannot currently predict the outcome of this matter. However, if it is ultimately determined that the pre-acquisition statement of operations of the Company was materially affected for any post 1998-period included in a filing with the Securities and Exchange Commission, the consolidated financial statements included in the Company’s Form 10-KT filed in June 2002, as well as the comparative prior year predecessor statements of operations and cash flows included herein, may require restatement.

Note C – Rate and Regulatory Issues and Contingencies

Niagara Mohawk’s financial statements conform to generally accepted accounting principles (“GAAP”), including the accounting principles for rate-regulated entities with respect to its regulated operations. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be recovered through customer billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.1 billion at December 31, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Merger Rate Plan. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS No. 71 to the recovery of stranded costs.

Merger rate plan stranded costs: Under the Merger Rate Plan, a regulatory asset was established that included the unamortized costs of the MRA, the cost of any additional independent power producer (“IPP”) contract buyouts, and the deferred loss on the sale of the generation assets. The MRA represents the cost to terminate, restate, or amend IPP Party contracts. Beginning January 31, 2002, the Merger Rate Plan stranded costs regulatory asset is being amortized over ten years, with larger amounts being amortized in the latter years. Niagara Mohawk’s rates under the Merger Rate Plan have been designed to permit recovery of, and a return on, the Merger Rate Plan stranded costs.

The amortization of the Merger Rate Plan stranded asset costs is reflected in the “Amortization of stranded costs” line item of the Consolidated Income Statements.

Swap contract regulatory asset: The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liabilities are the present value of the forecasted over-market payments in the restated power purchase agreement (“PPA”) contracts and the financial swaps associated with the sale of various generation plants. The regulatory asset associated with the restated IPP contracts will amortize over ten years ending in June 2008 as notional quantities are settled. The part of this regulatory asset associated with the generating plants will be amortized over the remaining terms of these contracts, ending September 30, 2003. See Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Notes 8 and 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten. Payments under these arrangements are included in the “Electricity Purchased” line item in the Consolidated Statements of Income and Retained Earnings.

SFAS No. 71 and other accounting matters: Niagara Mohawk believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, under the Merger Rate Plan, including the competitive transition charges (“CTC”) and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover its regulatory assets over its planned amortization period. In the event Niagara Mohawk determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If Niagara Mohawk could no longer apply SFAS No. 71, the resulting charge would be material to Niagara Mohawk’s reported financial condition and results of operations.

Note D – Derivatives and Hedging Activities

Niagara Mohawk uses several types of derivative instruments: (1) financial swap agreements based on notional quantities of electric power (IPP-indexed swaps, and Huntley, Dunkirk, and Albany swaps); (2) instruments designed to offset price escalation in the aforementioned swaps (New York Mercantile Exchange (“NYMEX”) gas futures, gas basis swaps, and an oil swap); (3) NYMEX gas futures to hedge a power purchase agreement indexed to gas prices; (4) fixed for floating electricity swaps designated as cash flow hedges of anticipated purchases of electricity, (5) NYMEX gas futures designated as cash flow hedges of anticipated purchases of natural gas and (6) call and put options, structured as “collars,” which also serve as cash flow hedges of anticipated gas purchases.

The derivative financial instruments held by Niagara Mohawk are used for hedging or cost control and not for trading. Niagara Mohawk has an Exposure Management Committee to monitor and control efforts to manage risks. This committee oversees the Financial Risk Management Policy (the “Policy”) applicable to the regulated company that outlines the parameters within which corporate managers are to engage in, manage, and report on various areas of risk exposure. At the core of the Policy is a condition that Niagara Mohawk will engage in activities at risk only to the extent that those activities fall within commodities and financial markets to which it has a physical market exposure and on terms and in volumes consistent with its core business.

The IPP-indexed swaps, and the Huntley, Dunkirk, and Albany swap contracts were entered into in connection with the MRA and the sale of the generation assets to limit the Company’s exposure to electricity prices. These swaps are an exchange of a contract price for the floating market price based on a notional amount of power and offer some degree of hedge protection against volatile market prices. However, with the IPP-indexed swaps and the Albany swap, the contract payments are indexed, primarily to fuel prices (natural gas and oil), and therefore, the payments Niagara Mohawk must make fluctuate with the prices for these commodities. To mitigate these exposures, Niagara Mohawk has, at various times, used NYMEX gas futures, gas basis swaps, and an oil commodity swap.

The decrease in the fair value of the liability for the IPP-indexed swaps, and the Huntley, Dunkirk, and Albany swap contracts to $645 million at December 31 versus $654 million at March 31, 2002 is due to contract settlements and a revaluation of the contracts that projects an increase in contract prices exceeding that of projected increase in electric prices over the remaining lives of the contracts.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Activity for the fair value of the NYMEX futures and gas basis swaps for the nine months ended December 31, 2002, are as follows:

(in thousands of dths and dollars)	Hedges of IPP Swaps				Hedges Non-MRA IPP
	NYMEX Futures		Gas Basis Swaps		NYMEX Futures
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 Asset / (Liability)	-	-	-	-	-	-
New Contracts	48,740.0	-	3,264.3		4,140.0	-
Settled during period	(27,900.0)	$ (4,802.9)	(3,264.3)	$ (218.5)	(2,360.0)	$ (440.6)
Mark-to-market Adjustments	-	18,010.8	-	218.5	-	1,582.1
December 31, 2002 Asset / (Liability)	20,840.0	$ 13,207.9	-	$ -	1,780.0	$ 1,141.5

Niagara Mohawk meets the majority of its electric requirements through a series of long-term physical and financial contracts. There are occasions when Niagara Mohawk may project a short position for electricity needed to supply customers. During those periods electricity is purchased at market prices. If certain proscribed risk values are exceeded during a time when the company forecasts a short power situation, Niagara Mohawk will use electric swaps to lock in a price for electricity. This was last done during March 2002 and resulted in a hedging gain of $411,000 which was applied to the commodity adjustment clause. The Company used no electric swaps during the nine-month period ended December 31, 2002. Niagara Mohawk will continue to evaluate the use of short-term fixed for floating swaps on electricity.

For purchases of natural gas used to supply customers, Niagara Mohawk’s exposure to gas commodity price fluctuations is limited by regulatory rulings that allow timely recovery of prudently incurred commodity costs and that require that gas utilities undertake measures to mitigate the volatility of those costs. Niagara Mohawk is using NYMEX gas futures and combinations of call and put options called “collars” as hedges to effectively and prudently manage the volatility of these costs. The futures contracts and collars are designated and documented as cash flow hedges of the anticipated purchases of natural gas. The use of collars, along with the purchase of gas futures contracts, is consistent with Niagara Mohawk’s overall strategy of mitigating the volatility in gas prices.

The following table details the fair value activity for gas cash flow hedges for the nine months ended December 31, 2002:

(in thousands of dths and dollars)	Hedges of Gas Supply
	NYMEX Futures		Call Options		Put Options
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 Asset / (Liability)	-	-	-	-	-	-
New Contracts	7,990.0		10,320.0	$ 1,977.5	10,270.0	$ (1,972.3)
Settled during the period	(5,420.0)	$ (2,532.8)	(6,630.0)	-	(6,580.0)	-
Mark-to-market Adjustments		4,059.9		(860.2)		1,612.8
December 31, 2002 Asset / (Liability)	2,570.0	$ 1,527.1	3,690.0	$ 1,117.3	3,690.0	$ (359.5)

For the nine months ended December 31, 2002, the earnings impact on “Gas purchased” from the settlement of cash flow hedges was a decrease of $1.2 million which was applied to the gas adjustment clause.

The transactions that result in the reclassification to earnings of the gains or losses from the cash flow hedges are the purchases of electricity at market prices from the New York Independent System Operator and the purchases of natural gas in each of the months hedged. The deferred gain, net of taxes, at December 31, 2002 for gas cash flow hedges is $1.7 million. The deferral is recorded in “Accumulated other comprehensive income.” An additional deferred gain of $0.7 million representing the change in the premium value of the option contracts is recorded in a regulatory deferral. Although the actual amounts to be recorded in earnings depend on future changes in the contract values, the majority of these deferred amounts will be reclassified to earnings within the next 12 months. A small proportion of the hedging instruments extend into January 2004. There were no gains or losses reclassified into earnings resulting from the discontinuance of cash flow hedges.

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

Note E – Segment Information

Subsequent to the merger, Niagara Mohawk’s reportable segments are electric and gas. Niagara Mohawk is engaged principally in the business of purchase, transmission, and distribution of electricity and the purchase, distribution, sale, and transportation of natural gas in New York State. Certain information regarding Niagara Mohawk’s segments is set forth in the following table. General corporate expenses, property common to the various segments, and depreciation of such common property have been allocated to the segments based on labor or plant, using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes, and unamortized debt expense. Prior period information has not been presented, because Niagara Mohawk reported its segments differently prior to the merger with National Grid.

(in millions of dollars)

	Electric	Gas	Corporate	Total
Three months ended
December 31, 2002
Operating revenue	$ 806	$ 162	$ -	$ 968
Operating income (loss) before
income taxes	149	22	-	171
Depreciation and amortization	41	9	-	50
Amortization of stranded costs	35	-	-	35

Nine months ended
December 31, 2002
Operating revenue	$ 2,464	$ 369	$ -	$ 2,833
Operating income before
income taxes	434	30	-	464
Depreciation and amortization	121	27	-	148
Amortization of stranded costs	106	-	-	106

Goodwill
Goodwill, at March 31, 2002	$ 945	$ 201	$ -	$ 1,146
Increase in goodwill	42	8	-	50
Goodwill, at December 31, 2002	$ 987	$ 209	$ -	$ 1,196

December 31, 2002
Total assets	$ 9,666	$ 1,529	$ 607	$ 11,802

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices, and the potential effect those prices could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement (Niagara Mohawk’s multi-year electric rate agreement) and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan, including achieving savings from the merger. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the New York State Public Service Commission (“PSC”), including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, and electricity and gas suppliers, and other service providers gain open access to Niagara Mohawk’s retail customers; the supply and demand of both gas and electricity; operations at the New York Independent System Operator (“NYISO”), including implementation of the Federal Energy Regulatory Commission’s (“FERC”) Order 2000; challenges to the Power Choice agreement under New York laws and the ongoing audit of Power Choice by the PSC; inability to achieve the savings from the merger under the Merger Rate Plan; the timing and extent of changes in commodity prices and interest rates; the effects of weather; efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs; and the economic conditions of Niagara Mohawk’s service territory.

Merger with National Grid

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3 billion in cash and American Depositary Shares of National Grid Group plc (now National Grid Transco plc). The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1 billion of goodwill, which is subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be periodically tested for impairment. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and post-retirement benefit liability in the amount of approximately $440 million, with a corresponding increase to a regulatory asset account which substantially offsets the increase in liabilities. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002, Item 8. Financial Statements and Supplementary Data, - Note 7. Pension and Other Retirement Plans.

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

For a discussion of the Merger Rate Plan and Power Choice, see Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Merger Rate Plan and Power Choice Rate Reductions and Retail Choice of Electricity Supplier.”

Generation Asset Sales: See Item 1. Notes to the Consolidated Financial Statements - Note C. Rate and Regulatory Issues and Contingencies, “Merger rate plan stranded costs” and Niagara Mohawk’s Form 10-K for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales.”

Reconciliation of Retirement Plan: As previously reported, after inquiries by the PSC Staff, the Company learned of potential reconciliation problems between the costs of the Company’s pension and other post-retirement benefits and the allowance for those costs that was reflected in Niagara Mohawk’s rates. Under the PSC Staff’s position, as the result of this and other less significant adjustments, Niagara Mohawk should have recorded additional amounts in its deferral accounts, and it should have accrued interest on this amount thereafter. The Company has been researching the issues and is working with the PSC Staff to reach a resolution.

The Company cannot currently predict the outcome of this matter. However, if it is ultimately determined that the pre-acquisition statement of operations of the Company was materially affected for any post 1998-period included in a filing with the Securities and Exchange Commission, the consolidated financial statements included in the Company’s Form 10-KT filed in June 2002, as well as the comparative prior year predecessor statements of operations and cash flows included herein, may require restatement.

Stranded Cost Recovery: In approving Power Choice, the PSC authorized changes to Niagara Mohawk’s Retail Tariff providing for the recovery of stranded costs (costs that may become unrecoverable due to a change in the regulatory environment) in the case of municipalization regardless of whether the new municipal utility requires transmission service from Niagara Mohawk. The calculation of stranded costs for customers leaving Niagara Mohawk’s system to be supplied by a municipal or other utility or Independent Power Producer (“IPP”) is governed by Rule 52 of Niagara Mohawk’s Retail Tariff, which became effective on April 6, 1998. A number of communities served by Niagara Mohawk are considering municipalization and have requested an estimate of their stranded cost obligation.

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

In a related matter, on September 22, 2002, the retail bypass issue was presented by a NYISO filing with FERC to implement a new station service rate. The NYISO filing has allowed generators to argue again that they should be able to avoid paying state approved charges for retail deliveries when they take service under the NYISO tariff. On November 22, 2002, FERC issued an order accepting the NYISO’s station service filing, over Niagara Mohawk’s protest. Although this raises the prospect that certain generators may be able to bypass Niagara Mohawk’s station service rates, Niagara Mohawk has sought rehearing, and the outcome of this case and its ultimate impact on Niagara Mohawk is unclear. Any lost revenue attributable to the modification or elimination of Rule 52 or from retail bypass is recoverable under the Merger Rate Plan provided that the lost revenue in combination with lost revenue attributable to Rules 12 and 44 exceed $2 million per year.

Lakewood and Alliance for Municipal Power

In August 1997, Niagara Mohawk provided the Village of Lakewood (“Lakewood”) with an estimate of its stranded cost obligations under both Rule 52 of Niagara Mohawk’s retail tariff and FERC Order No. 888. In June 1998, Lakewood filed a petition with FERC seeking a determination that Lakewood would not be responsible for any of Niagara Mohawk’s stranded costs if Lakewood were to create a new municipal electric system.

On December 11, 1998, the FERC granted Niagara Mohawk’s request for clarification that Order No. 888 does not preempt the exit fee provision of the retail tariff and directed that Lakewood’s case before the FERC be held in abeyance pending the resolution by the PSC of Lakewood’s stranded cost obligation under the exit fee provisions of the Company’s retail tariff. The PSC established a formal proceeding in this matter in 1999. At the time, the Company estimated Lakewood’s exit fee at $18 million, and Lakewood estimated it at $5 million. The parties to the case subsequently entered into a number of stipulations, with the result that any exit fee established by the PSC will be subject to a true-up based on the resolution of certain issues presented in other proceedings or forums.

On September 11, 2000, the PSC issued an order setting Lakewood’s exit fee at approximately $14.5 million, subject to certain adjustments. In that order, the PSC also directed that further proceedings be conducted to determine whether to implement certain changes to Rule 52 at the expiration of the five-year term of Power Choice. On February 14, 2001, the Attorney General of the State of New York filed papers with the PSC requesting that the amount of Lakewood’s fee be reduced to approximately $2.8 million to reflect deletion of stranded costs claimed to be unrelated to local service. On August 30, 2002, the PSC essentially denied Lakewood’s request for a rehearing. However, the PSC acknowledged that the exit fee would need to be recalculated at a later date to reflect the effects of the new rate plan approved by the PSC in connection with the merger of National Grid USA and Niagara Mohawk. The PSC declined to require such recalculation until Lakewood makes a showing that it has a concrete plan to move forward with municipalization.

In October 2001, the Alliance for Municipal Power (“AMP”) filed a petition seeking to require Niagara Mohawk to provide exit fee calculations. In November 2001, AMP also filed comments in opposition to the merger Joint Proposal seeking an exit fee calculation using Merger Rate Plan numbers. At AMP’s request, Niagara Mohawk provided an aggregate exit fee estimate of approximately $104 million, assuming the 21 AMP communities were to have exited last summer and assuming a transmission revenue credit. On September 4, 2002, the PSC dismissed the AMP petition without prejudice. AMP has indicated publicly that it intends to initiate another proceeding, but the Company cannot predict whether it will, and if so, whether that proceeding will come before the PSC or another forum.

On August 6, 2002, the PSC issued an order in response to residual issues raised by Lakewood and AMP in the context of the Merger Rate Plan proceedings that were not addressed when the plan was approved. The PSC ruled in Niagara Mohawk’s favor, rejecting the rate “de-averaging” approach urged by Lakewood and AMP. On October 24, 2002, the PSC denied AMP’s request for a rehearing of the PSC’s order on these issues. As a result, the Company has no proceedings pending before the PSC involving AMP or Lakewood. While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

Niagara Mohawk has also prepared exit fee stranded cost estimates for several other municipalities and customers. The Company cannot predict whether any of these other municipalities and customers will pursue a withdrawal from Niagara Mohawk’s system, nor can it predict the amount of stranded costs it may receive as a result of any withdrawals.

FERC Proceedings: The FERC is contemplating major changes to the regulatory structure that governs the Company’s business. Several proposals are under consideration, any of which may affect how the Company does business. The Company cannot predict which or how many of the proposals the FERC will adopt or in what form, or whether they will have a material impact on the Company’s financial position or results of operations.

Regional Transmission Organizations: The FERC has indicated that it wants regional transmission organizations (“RTOs”) formed that would cover a larger geographic area than independent system operators (“ISOs”). In response to an order by the FERC, participants in the New England ISO (including National Grid USA), NYISO, and the Pennsylvania-New Jersey-Maryland ISO took part in a mediation to establish an RTO. The FERC has not yet ruled on the mediator’s report. Pending the FERC’s ruling, transmission owners, including the Company, have been working to develop an alternative RTO structure. It is not clear what structure will emerge from these negotiations or what the geographic scope will be of the RTO in which the Company participates. In August 2002, the New York and New England ISOs filed a proposal with the FERC to form an RTO but withdrew it in November 2002 after several parties, including National Grid USA, filed protests.

Standard Market Design: In July 2002, the FERC issued a formal notice of proposed rulemaking (“NOPR”) on standard market design (“SMD”). The proposed rules address transmission pricing and planning, the role of merchant transmission, and other issues that would directly affect the Company. The Company would have to either meet the requirements of an independent transmission provider ("ITP") or permit an ITP to operate its transmission facilities. Under the proposed rules, the ITP would be required to file a new transmission tariff covering the Company’s transmission facilities by September 30, 2004. The ITP would be authorized to design rates (with limited input from the Company) and to file proposed changes to the Company’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers. In prior orders, the FERC has held that deliveries at retail will continue to be subject to state-approved retail charges as well as the FERC-approved transmission rate, even if the delivery is made over transmission facilities. The introduction of an ITP with its own transmission tariff would require coordination between the state and federally approved charges. In addition, to the extent the Company wishes to pursue opportunities related to transmission projects, the FERC rulings in the SMD proceeding and other proceedings may limit the Company's ability to do so. The Company cannot predict when the FERC will issue final rules on SMD, or in what form, or if they will have a material impact on the Company’s financial position or results of operations.

On July 12, 2002, the U.S. Court of Appeals issued an order concerning Pennsylvania-New Jersey-Maryland ISO’s relationship with its transmission owners. This order was favorable precedent to the Company because it suggested that transmission owners that join ISOs still maintain significant authority to propose transmission rates and to withdraw from such ISOs. On December 19, 2002, however, the FERC issued a decision that appears to narrow this authority. It is not clear whether the FERC’s decision will stand, but it will likely affect the Company’s relationship with ISO New England and with any future RTO or ITP.

Standards of Conduct: In September 2001, the FERC initiated a NOPR regarding affiliate standards of conduct in both the electric and gas industries. In its proposed rules, the FERC proposed a broad definition of "energy affiliate," which would include the Company’s affiliate National Grid USA Service Company, Inc., as well as the Company’s electric distribution company affiliates. If the FERC were to adopt these rules as proposed, the Company would have to change the way it interacts with its so-called energy affiliates in a manner that could increase costs.

Incentive Pricing: In January 2003, the FERC proposed a pricing policy statement indicating that it may provide incentives to transmission owners to join an RTO or an independent transmission company and to invest in new facilities. The FERC has solicited comments on this statement, and the Company cannot predict what the final policy statement will say or whether it will have a material impact on the Company’s financial position or results of operations.

Financial Position, Liquidity and Capital Resources

(See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for the period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term Liquidity. At December 31, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $39 million and accounts receivable of $521 million. Niagara Mohawk has a negative working capital balance of $660 million, primarily due to long-term debt due within one year of $612 million and short-term inter-company debt of $291 million. Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of purchased power costs. In addition, the refinancing of maturing long-term debt with short-term inter-company debt has contributed to a working capital deficit. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash from operating activities was $411 million for Niagara Mohawk in the nine months ended December 31, 2002, which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk $424 million for letters of credit with a three-year term. The agreement expires June 2, 2003. The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of December 31, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been redemptions or maturities since June 30, 1998. Through December 31, 2002 Niagara Mohawk had $991 million in such first mortgage bond redemptions and maturities.

At December 31, 2002, Niagara Mohawk had short-term debt outstanding of $291 million from the inter-company money pool. Niagara Mohawk has regulatory approval to issue up to $1.0 billion of short-term debt. National Grid USA and certain subsidiaries, including Niagara Mohawk, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. No receivables have been sold to NMR during the current year. NMR has an agreement with a bank, whereby it sells Niagara Mohawk’s customer receivables to the bank. The agreement expires in May 2003. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s net cash provided by investing activities activities increased by $28 million in the nine months ended December 31, 2002 as compared to the same period in 2001. This increase was primarily due to decreased construction additions to utility plant. In both periods the Company received proceeds from Constellation as part of the generation asset sale.

Niagara Mohawk’s net cash used in financing activities decreased $8 million for the nine months ended December 31, 2002 as compared to the same period in 2001, in part due to a reduction in short-term debt and long-term debt payments of $97 million and $23 million, respectively, partially offset by an increase in dividends paid to Holdings of $113 million.

Results of Operations

The following discussion presents the material changes in results of operations for the three months and nine months ended December 31, 2002 in comparison to the same period in 2001. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and nine-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset (recoverable costs to terminate, restate or amend IPP contracts, which were deferred and are amortized and recovered under Niagara Mohawk’s Power Choice agreement). The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” in Niagara Mohawk’s Form 10-KT for the transitional period ended March 31, 2002, Part I, Item 7 for further discussion of how the closing of the merger with National Grid Transco will affect the future results of Niagara Mohawk. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Earnings

Earnings for the third quarter and first nine months of fiscal year 2003 were $52 million and $114 million respectively, as compared with earnings of $2 million and a loss of $6 million for the corresponding periods in the prior year. These increases are primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. In addition, Power Choice did not allow Niagara Mohawk to pass-through its commodity costs to electric customers until September 1, 2001. Therefore, earnings prior to September 1, 2001 were negatively impacted by the higher natural gas prices on indexed IPP contracts. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of continued repayment of debt during fiscal years 2003 and 2002. In addition, in the nine months ended December 31, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Comparative earnings were negatively impacted by the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $80 million in the nine months ended December 31, 2001 and the recording of a pension settlement loss of $22 million related to the Voluntary Early Retirement Offer (“VERO”) in the nine months ended December 31, 2002.

Revenues and Sales/Deliveries

Electric:
Electric revenues decreased $51 million and $114 million in the quarter and nine months ended December 31, 2002 as compared to the corresponding periods ended December 31, 2001. The table below details components of this fluctuation.

Change in Electric Revenue from the periods ended
December 31, 2001 to December 31, 2002
(In Millions)
	3 months	9 months

Retail sales	$ (26)	$ (26)
Sales for resale	(21)	(88)
Transmission wheeling	(6)	(2)
Other	2	2
Total	$ (51)	$ (114)

The decrease in retail sales is primarily attributable to lower electric rates under the Merger Rate Plan, partially offset by a 3.4% increase in kilowatt-hours (“Kwh”) delivered in the nine month period and a 7.1% increase in the three month period. The decrease in sales for resale is primarily due to lower sales to the NYISO.

Gas:
Gas revenues increased $31 million and $4 million in the quarter and nine months ended December 31, 2002 from the comparable periods in 2001. These increases are primarily as a result of higher gas prices being passed through to customers along with increased demand from customers due to the colder winter weather this year. The table below details components of this fluctuation.

Change in Gas Revenue from the periods ended
December 31, 2001 to December 31, 2002
(In Millions)
	3 months	9 months

Commodity Revenue	$ 27	$ -
Transportation of Customer-Owned Gas	2	8
Other	2	(4)
Total	$ 31	$ 4

The increase in total gas sales was 3.3 million Dekatherms (“Dth”) or a 7.5 percent increase for the three months ended December 31, 2002 from the comparable period in 2001 and a 8.3 million Dth or a 6.8 percent increase from the nine months ended December 31, 2001.

Operating Expenses

Niagara Mohawk’s electricity purchased increased $28 million in the third quarter of fiscal year 2003 and increased $165 million in the nine months ended December 31, 2002 primarily because Niagara Mohawk had sold its remaining generation assets in the prior periods. Niagara Mohawk now purchases all of its load requirements through the NYISO or other parties as compared to the prior year when it still owned generation assets. Under Power Choice, Niagara Mohawk did not reconcile for the difference between the rate allowance for and the actual costs of purchasing electricity until August 31, 2001. Thereafter, changes in prices have been borne by customers. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for fiscal period ended March 31, 2002, Part II, Item 7A. - Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.”

Niagara Mohawk did not have any fuel for electric generation costs for either the third quarter of fiscal year 2003 or the nine months ended December 31, 2002 as compared to $6 million and $23 million for the corresponding fiscal periods in the prior year, respectively, when the Company owned generation assets.

Niagara Mohawk’s purchased gas expense increased $26 million in the third quarter of fiscal year 2003 as compared to the same period last year primarily as a result of $12 million increase in gas prices and an increase of $14 million in the volume of gas purchased. Purchased gas expense was unchanged for the nine months ended December 31, 2002 and 2001. Gas prices had decreased $17 million in the current period but this decrease was offset by an increase in the volume of gas purchased. The increase in the volume of purchased gas for the quarter and nine months ended December 31, 2002 is attributed to colder winter weather conditions than comparable periods last year.

Other operation and maintenance expenses for the quarter and nine months ended December 31, 2002 decreased $44 million and $130 million respectively as compared to the same periods in the prior year. Nuclear operation expense decreased $17 million and $81 million, respectively, as a result of the sale of the nuclear assets. Transmission expense decreased $6 million and $34 million, respectively, in part due to fewer Transmission Congestion Contracts (“TCCs”) purchased through the auction process conducted by the NYISO. TCCs are contracts that confer on the holder the right to collect, or obligation to pay, congestion charges for a single megawatt of energy transmitted between two geographic locations. In addition, other operation and maintenance expense decreased as a result of merger integration savings and a reduction in bad debt expense of $10 million and $17 million, respectively. The decreases in the nine months ended December 31, 2002 were partially offset by the recording of a pension settlement loss of $22 million.

Amortization of Stranded Costs decreased $85 million in the third quarter and $196 million in the nine months ended December 31, 2002 as compared to the same periods in the prior year. Under Power Choice, the MRA regulatory asset was being amortized ratably over ten years. Under the Merger Rate Plan, which began on January 31, 2002, the MRA regulatory asset and other stranded costs are being amortized over ten years, with larger amounts being amortized in the latter years.

In the third quarter 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax of disallowed nuclear investment costs in accordance with the PSC Order approving the sale of the nuclear assets.

Depreciation and amortization decreased $6 million in the third quarter of fiscal year 2003 as compared to the same period in the prior year and $66 million in the nine months ended December 31, 2002 as compared to the same period in 2001 as a result of the sale of the nuclear assets in November 2001.

Taxes, other than income taxes increased by $11 million and $8 million in the quarter and nine months ended December 31, 2002 as compared to the same periods in the prior year due to a decrease in the power for jobs tax credit. In 2001, Niagara Mohawk amended prior years’ tax returns (1998 through 2000), thereby increasing the amount of power for jobs credit recorded in 2001 of $8 million.

Other income (deductions), net decreased $80 million in the nine months ended December 31, 2002 as compared to the same period in 2001. In 2001, Niagara Mohawk Power recorded $80 million of previously deferred investment tax credits related to the sale of the nuclear assets.

Niagara Mohawk’s interest charges decreased by $14 million and $31 million in the quarter and nine months ended December 31, 2002 as compared to the same periods in the prior year mainly due to the repayment of debt during 2001 and 2002 and lower interest rates.

Income taxes increased $18 million and $86 million in the quarter and nine months ended December 31, 2002 as compared to the same periods in the prior year primarily as a result of an increase in book taxable income. In 2001, Niagara Mohawk recorded a tax benefit of $43 million related to the $123 million non-cash write-off of disallowed nuclear investment costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Niagara Mohawk’s market risk or market risk strategies during the nine months ended December 31, 2002. For a detail discussion of market risk, see Niagara Mohawk’s Transitional Annual Report on Form 10-K for fiscal period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Part I, Item 1. Notes to Unaudited Consolidated Financial Statements - Note B. Contingencies and Part II, Item 2, Management's Discussion and Analysis, Regulatory Agreements and Restructuring of the Regulated Electric Utility Business, Lakewood and Alliance for Municipal Power.

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

(b)     Reports on Form 8-K:

The Company filed a report on Form 8-K dated November 29, 2002, containing Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

s/Edward A. Capomacchio
Edward A. Capomacchio, Authorized
Officer and Controller and
Principal Accounting Officer

Date: February 14, 2003

CERTIFICATIONS

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

Date: February 14, 2003

s/William F. Edwards
William F. Edwards
President and Chief Executive Officer

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

Date: February 14, 2003

s/John G. Cochrane
John G. Cochrane
Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Edwards, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/William F. Edwards
William F. Edwards
President and Chief Executive Officer

February 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Vice President and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane
John G. Cochrane
Chief Financial Officer

February 14, 2003