Form 10-KT/A
period 2002-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-04-15
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

X     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2002 to March 31, 2002

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

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

Explanatory Note

This amendment to the registrant’s Transition Report on Form 10-K for the transition period from January 1, 2002 to March 31, 2002 is being filed to restate the consolidated financial statements for each of the three years in the period ended December 31, 2001, as well as the thirty day period ended January 30, 2002 and the sixty day period ended March 31, 2002.

On January 31, 2002, the acquisition of Niagara Mohawk Holdings, Inc. (“Holdings”) by National Grid Group plc (“NGG”) was completed. The acquisition was accounted for under the purchase method.

Subsequent to the acquisition by NGG, Niagara Mohawk identified certain matters in the application of generally accepted accounting principles (“GAAP”) in the pre-acquisition accounts of Niagara Mohawk which required Niagara Mohawk to restate its consolidated financial statements as of December 31, 1998 and for each of the years in the three year period ended December 31, 2001. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. For further discussion see Item 8, Note 12 in the footnotes of the consolidated financial statements and the restatement discussion within Management’s Discussion and Analysis in Item 7.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not affected by the restatement described above, except for the adoption of Financial Accounting Standard No. “145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). See Item 8, Note 13 in the footnotes of the consolidated financial statements for further discussion of the effects of adopting SFAS 145.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the original filing.

NIAGARA MOHAWK POWER CORPORATION
INFORMATION REQUIRED IN FORM 10-K

INDEX

PART I

Glossary of Terms

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Executive Officers of the Registrant

PART II

Item 5.	Market for the Registrants’ Common Equity and Related Stockholders Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signature

Certifications

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

Glossary of Terms (Continued)

Money Pool
The National Grid USA Money Pool is an arrangement among National Grid USA and its subsidiaries that meets the short-term borrowing requirements of the eligible pool participants in a manner that pools the resources of all participants to achieve a lower cost of borrowing. Under the Money Pool, the pool participants’ daily cash surpluses are pooled together to loan funds on a short term basis to eligible participants.

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

Glossary of Terms (Continued)

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

NIAGARA MOHAWK POWER CORPORATION

PART I

Certain statements included in this Transition Report on Form 10-K/A are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan, including achieving savings from the merger. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, electricity and gas suppliers and other service providers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, inability to achieve the savings from the merger under the Merger Rate Plan, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory.

ITEM 1. BUSINESS

On January 31, 2002, Niagara Mohawk Holdings, Inc. (“Holdings”), parent company of Niagara Mohawk Power Corporation (“Niagara Mohawk”) became a wholly owned subsidiary of National Grid USA. National Grid USA is a wholly owned subsidiary of National Grid. National Grid owns and operates the high voltage transmission system in England and Wales. National Grid, through another subsidiary, National Grid USA, also has substantial transmission and distribution operations in the United States. The combination of Niagara Mohawk and National Grid more than doubled the size of National Grid’s U.S. operations, with an electric customer base of approximately 3.3 million.

On March 18, 1999, Niagara Mohawk was reorganized into a holding company structure in accordance with its Agreement and Plan of Exchange between Holdings. Niagara Mohawk’s outstanding common stock was exchanged on a share-for-share basis for Holdings common stock. Niagara Mohawk’s preferred stock and debt were not exchanged as part of the share exchange and continue as shares and debt of Niagara Mohawk. To complete the holding company structure, Niagara Mohawk, on March 31, 1999, distributed its ownership in the stock of Opinac North America, Inc. (“Opinac”) as a dividend to Holdings. As a result, Holdings has two subsidiaries, (1) Niagara Mohawk, which is primarily a regulated electric and gas utility, and (2) Opinac, which is mainly involved in unregulated activities in the energy business.

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

ELECTRIC DELIVERY PROPERTIES

Niagara Mohawk: As of March 31, 2002, Niagara Mohawk’s electric delivery transmission and distribution systems were composed of:

  748 substations with a rated transformer capacity of approximately 22,800,000 kilo-voltamperes approximately 9,400 pole miles of overhead and underground transmission lines approximately 36,100 conductor miles of overhead distribution lines about 5,000 cable miles of underground distribution cables

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

Niagara Mohawk is unable to predict at this time the probable outcome of these proceedings, which at present remain in the discovery stage (although the discovery process has been held in abeyance pending the outcome of the appeal of dismissal of certain of the actions on a statute of limitations basis). Niagara Mohawk, through participation in the Pfohl Brothers Landfill Steering Committee, is assisting in the implementation of a remedial program pursuant to a DEC administrative consent order executed in April 2001. The remediation program is expected to be completed by the end of 2002, with total construction costs projected to reach $23.5 million. In the context of a formal remedial cost allocation proceedings conducted on behalf of the Committee, it has been determined that Niagara Mohawk’s potential contribution of industrial wastes to the landfill was minor. Further, it is Niagara Mohawk’s position that any materials attributable to Niagara Mohawk, which may have been disposed of at the landfill, are not causally related to any physical condition alleged by plaintiffs in the various lawsuits associated with the landfill. Niagara Mohawk does not believe that the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition.

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

EXECUTIVE OFFICERS OF REGISTRANT

All executive officers of Niagara Mohawk are elected on an annual basis at the organizational meeting of the Board of Directors or upon the filling of a vacancy. There are no family relationships between any of the executive officers. There are no arrangements or understandings between any of the officers listed below and any other person pursuant to which he or she was selected as an officer.

Age at
Executive	3/31/2002	Current and Prior Positions	Date Commenced

Thomas H. Baron	57	Retired	April 2002
		Senior Vice President - Field Operations	October 1998
		Vice President - Fossil/Hydro Generation and Environmental Affairs	April 1998
		Vice President - Fossil and Hydro Generation	May 1991

William F. Edwards	45	Senior Vice President - National Grid USA and President - Niagara Mohawk Power	February 2002
		Senior Vice President and Chief Financial Officer	September 1997
		Vice President - Financial Planning	December 1995

Gary R. Jesmain	54	Senior Vice President - Business Services	February 2002
		Regional Manager - Central Region	February 1998
		General Manager - Central Region	September 1996

Clement E. Nadeau	50	Senior Vice President - Operations	February 2002
		Vice President - Electric Delivery	December 1998
		Vice President - Power Transactions and Planning	May 1991

Anthony C. Pini	49	Senior Vice President - Customer Service	February 2002
		President - NEES Communications	November 1997
		Vice President - Customer Service - New England Electric System	June 1993

Steven W. Tasker	44	Senior Vice President - Distribution Finance-New York and Treasurer	February 2002
		Vice President - Controller	December 1993

Joseph T. Ash, Jr.	53	Vice President - Gas Delivery	December 1998
		Vice President - Purchasing and Support Services	January 1996

Richard R. Borsellino	53	Retired	March 2002
		Vice President - Operations, Construction & Maintenance	October 1998
		Program Manager - Customer Service System	October 1996

Susan M. Crossett	41	Vice President - Public Affairs	April 2002
		Executive Director - Government Affairs & Regulatory Relations	January 2000
		Director - Government Affairs & Regulatory Relations	January 1999
		Manager - Government Relations - Carrier Corporation	January 1996

Ian C. Davis	44	Vice President - Transmission National Grid USA	February 2002
		Business Development Manager - Transmission	February 1999
		Area Manager - South West	May 1997

Dennis W. Elsenbeck	45	Vice President - Business Services Frontier Region	April 2002
		Regional Manager - Mohawk Valley	January 1999
		Director - Marketing & Sales	January 1994

William J. Flaherty	44	Vice President - Business Services Northeast Region	April 2002
		Vice President - Business Services Merrimack Valley District (Massachusetts Electric)	April 1998
		Account Manager - Business Services Merrimack Valley District	June 1993

Theresa A. Flaim	52	Resigned	May 2002
		Vice President - Energy Supply, Rates and Regulatory Proceedings	March 2002
		Vice President - Strategic Planning	May 1999
		Vice President - Corporate Strategic Planning	May 1994

Age at
Executive	3/31/2002	Current and Prior Positions	Date Commenced

Ronald T. Gerwatowski	45	General Counsel	May 2002
		General Counsel - Narragansett Electric Company and Senior Counsel for National Grid USA Service Company	January 1998
		Senior Counsel - New England Power Service Company	January 1997

Marilyn Higgins	49	Vice President - Economic and Community Development	April 2002
		Executive Director - Economic Development and Marketing	April 1999
		Director - Economic and Community Development	June 1995

Michael R. Hynes	40	Vice President - Business Services Capital Region	April 2002
		Manager - Supply Services / Customer Contract Services	May 1999
		Manager - Customer Contract Services	December 1995

Paul E. Kazmierczak	38	Vice President - Business Services Western Region	April 2002
		Manager - Strategic Accounts	May 1999
		Energy Services Co - Administrator	November 1997

Peter H. Lebro	50	Vice President - Operations	April 2002
		Vice President - Logistice & Field Services	October 1998
		Executive Director - System Electric Operations	March 1991

Scott D. Leuthauser	37	Vice President - Distribution Planning and Engineering	April 2002
		Director - Energy Transactions	May 1999
		Manager - Supply Services	October 1997
		Manager - Supply Planning	June 1994

Leslie E. LoBaugh, Jr.	56	Resigned	May 2002
		Vice President and General Counsel	February 1999
		Vice President & General Counsel, Chief Environmental Officer - Pacific Enterprises	January 1986

Marc F. Mahoney	48	Vice President - Transmission Network Planning & Operations	February 2002
		Vice President - Transmission Operations & Engineering Services	May 2000
		Vice President - Field Operations, EUA	March 1997

Samuel F. Manno	61	Retired	March 2002
		Vice President - Special Projects	May 2000
		Vice President - Special Projects (Year 2000)	April 1998
		Vice President - Real Asset Management	January 1998
		Vice President - Plum Street Enterprises, Inc.	January 1996

Arthur H. Rees		Vice President - Business Services Northern Region	April 2002
		Director - Tax Planning and Compliance	January 1997

Kapua A. Rice	51	Corporate Secretary	September 1994

James S. Robinson	48	Vice President - Transmission Finance	February 2002
		Vice President - Transmission Finance - New England Power Company	June 2001
		Vice President - Transmission Customer Service - New England Power Company	February 2000
		Vice President - Generation Investments - New England Power Company	June 1998
		Manager - Wholesale Business Administration	January 1993

Joseph M. Russo	51	Resigned	May 2002
		Vice President - Public Affairs & Corporate Communications	June 2000
		Staff Vice President Corporate Affairs - Hertz Corporation	January 1995

Arthur W. Roos	49	Resigned	April 2002
		Assistant Treasurer	January 2002
		Vice President - Treasurer	December 1993

	Age at
Executive	3/31/2002	Current and Prior Positions	Date Commenced

Richard H. Ryczek	50	Retired	March 2002
		Vice President - Environmental Affairs & Property Management	December 1998
		Vice President - Gas Operations	December 1995

Herbert Schrayshuen	47	Vice President -Transmission Commercial Services	February 2002
		Director - Electric Assets	March 1999
		Director - Energy Transactions	December 1997
		Director - Power Transactions	November 1996

Judith B. Sheppard-Dunn	45	Vice President - Business Service Central Region	April 2002
		Manager - Strategic Accounts	March 1998
		Director - Large Commercial & Industrial Accounts	May 1994

William J. Synwoldt	66	Resigned	March 2002
		Vice President-Information Technology & Chief Information Technology Officer	May 1996

David J. Walsh	50	Vice President - Human Resources Services - New York	March 2002
		Vice President - Employee Relations	October 1998
		Executive Director - Employee Relations	January 1994

Stanley W. Wilczek, Jr.	49	Vice President - Property & Real Estate Management - National Grid USA Service Co	April 2002
		Vice President - Customer Service	March 1994

Edward A. Capomacchio	55	Controller	February 2002
		Assistant Controller - New England Power Service Company	June 1998
		Director - Internal Audit	May 1994

John J. Hennigan	53	Assistant Secretary and Attorney at Law	May 1999
		Chief Counsel - Human and Labor Relations and Assistant Secretary	May 1996

Robert G. Seega	51	Assistant Treasurer	April 2002
		Vice President and Director of Public Affairs - The Narragansett Electric Company	April 2000
		Director of Investor Relations - New England Power Service Company	August 1992

William F. Willman	48	Assistant Treasurer	April 2002
		Manager - Cash Management	January 1997

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected financial information for Niagara Mohawk for the three months ended March 31, 2002 and 2001 and each of the five years during the period ended December 31, 2001, which have been derived from the financial statements of Niagara Mohawk, and should be read in connection therewith. On January 31, 2002, Niagara Mohawk was acquired by National Grid in a purchase business combination recorded under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, the following selected financial data for Niagara Mohawk is not likely to be indicative of Niagara Mohawk’s future financial condition, results of operations or cash flows.
	60 Day Period	30 Day Period	Three months
	Ended March	ended January	ended	Year Ended December 31,
	31, 2002 ***	30, 2002	March 31, 2001	2001*	2000	1999	1998	1997
			RESTATED (1)	RESTATED (1)	RESTATED (1)	RESTATED (1)	RESTATED (1)	RESTATED (1)
Operations: (000's)
Operating revenues	$ 689,705	$ 362,622	$ 1,179,706	$4,114,713	$3,865,949	$3,827,340	$3,826,373	$3,966,404

Net income (loss)	30,646	(20,941)	34,010	19,358	(27,646)	(9,661)	(147,894)	167,870
Common stock data:
Book value per share at year end	**	**	**	**	**	**	$16.54	$18.59

Market price at year end	**	**	**	**	**	**	16 1/8	10 1/2

Ratio of market price to
book value at year end	**	**	**	**	**	**	97.5%	56.5%

Income (loss) from continuing operations
per average common share	**	**	**	**	**	**	$0.89	$1.16

Basic and diluted earnings (loss) per
average common share	**	**	**	**	**	**	($1.11)	$0.90

Rate of return on common equity	**	**	**	**	**	**	-6.4	5.0%

Dividends paid per common share	**	**	**	**	**	**	-	-

Capitalization: (000's)
Common equity	$ 2,939,702	****	$ 2,380,623	$2,293,425	$2,350,813	$2,707,095	$3,099,666	$2,684,993

Non-redeemable preferred stock	100,411	****	440,000	440,000	440,000	440,000	440,000	440,000

Mandatorily redeemable
preferred stock	-	****	53,750	50,700	53,750	61,370	68,990	76,610

Long-term debt	4,146,642	****	4,674,004	4,419,822	4,678,963	5,042,588	6,417,225	3,417,381
	7,186,755	****	7,548,377	7,203,947	7,523,526	8,251,053	10,025,881	6,618,984
Long-term debt maturing
within one year	544,647	****	418,186	546,858	628,325	613,740	312,240	67,095
Total	$ 7,731,402	****	$ 7,966,563	$ 7,750,805	$ 8,151,851	$ 8,864,793	$ 10,338,121	$ 6,686,079
Capitalization ratios: (including long-term debt maturing within one year)
Common stock equity	38.0%	****	29.9%	29.6%	28.8%	30.5%	30.0%	40.2%
Preferred stock	1.3%	****	6.2%	6.3%	6.1%	5.7%	4.9%	7.7%
Long-term debt	60.7%	****	63.9%	64.1%	65.1%	63.8%	65.1%	52.1%

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
*** For the 60 day period ended March 31, 2002, amounts have been restated insofar as they relate to Balance Sheet accounts from which restatement amounts from prior periods are carried forward to March 31, 2002.
**** Balance Sheet information for the 30 day period ended January 30, 2002 is not provided.

(1) Amounts for the three months ended March 31, 2001, and for the years ended 2001, 2000, 1999, 1998, and 1997 have been restated. Refer to Note 12 to the consolidated financial statements included herein.

	60 Day period	30 Day period	Three months
	ended March	ended January	ended	Year Ended December 31,
	31, 2002 ***	30, 2002	March 31, 2001	2001	2000	1999	1998	1997
	RESTATED(1)		RESTATED	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
Financial ratios:
Ratio of earnings to fixed charges	N/A	N/A	N/A	0.86	0.91	0.99	0.50	1.93

Ratio of earnings to fixed charges
and preferred stock dividends	N/A	N/A	N/A	0.80	0.86	0.92	0.46	1.60

Other ratios (% of operating revenues):

Fuel, electricity purchased
and gas purchased	45.7%	43.6%	47.1%	42.8%	40.8%	33.0%	39.6%	44.4%

Other operation and maintenance
expenses	23.0	32.1	21.0	23.2	23.0	23.9	25.0	21.6

Depreciation and amortization	4.8	4.6	6.6	7.1	8.1	9.0	9.3	8.6

Amortization of Stranded Costs	3.4	11.3	7.7	9.6	9.7	9.5	3.1	-

Disallowed nuclear investment costs	-	-	-	3.0	-	-	-	-

Income and other taxes	9.7	6.6	5.7	3.8	7.0	10.8	9.9	14.9

Operating income	17.2	2.8	13.2	8.6	11.1	13.7	3.9	13.5

Balance available for common
stock	**	**	**	**	**	**	(4.8)	3.3

Miscellaneous: (000's)
Gross additions to utility plant	$ 38,585	****	$ 54,839	$ 253,252	$ 273,830	$ 298,081	$ 392,200	$ 290,757

Total utility plant	6,831,063	****	9,752,904	6,811,968	9,801,622	9,792,291	11,431,447	11,075,874

Accumulated depreciation		****
and amortization	2,226,493		4,036,093	2,194,273	4,019,282	3,904,049	4,553,448	4,207,830

Regulatory assets	5,211,915	****	5,138,560	5,795,014	5,284,256	5,490,686	5,443,029	1,156,624

Total assets	12,051,884	****	12,037,039	11,436,554	12,270,324	12,418,508	13,835,987	9,563,941

N/A Not applicable
** All of Niagara Mohawk’s shares of common stock are owned by its parent company, therefore, per share data is not relevant.

*** For the 60 day period ended March 31, 2002, amounts have been restated insofar as they relate to Balance Sheet accounts from which restatement amounts from prior periods are carried forward to March 31, 2002.

**** Balance Sheet information for the 30 day period Ended January 30, 2002 is not provided.

(1) Amounts for the three months ended March 31, 2001, and for the years ended 2001, 2000, 1999, 1998, and 1997 have been restated. Refer to Note 12 to the consolidated financial statements included herein.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the acquisition of Holdings by National Grid Group plc, Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in the pre-acquisition accounts of Niagara Mohawk which required Niagara Mohawk to restate its consolidated financial statements as of December 31, 1998 and for each of the three years in the period ended December 31, 2001. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. A description of each of the adjustments follows:

Regulatory liabilities: Primarily during years prior to 1999, Niagara Mohawk should have recorded certain net regulatory liabilities to customers in connection with reconciliations of revenues received to costs incurred pursuant to New York State Public Service Commission (the “Commission”) requirements. Additionally, beginning in 1995, Niagara Mohawk failed to record a regulatory liability for interest charges on internal reserves for funding required to employee benefit plans consistent with the Commission’s Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other than Pensions, Case No. 91-M-0890 (September 7, 1993).

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $19 million in 2001, $6 million in 2000 and $8 million in 1999, as well as an after-tax reduction of retained earnings of $47 million at December 31, 1998.

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset reduces pre-tax income by $2 million in 1999. Additionally, this adjustment results in an after-tax reduction to retained earnings of $16 million at December 31, 1998.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in 2001 by $2 million and decreases pre-tax income by $2 million in both 2000 and 1999 and reduces after-tax retained earnings by $7 million at December 31, 1998.

Refer to Note 12 to the Consolidated Financial Statements included in Item 8 herein for detailed disclosure in the form of tables of the impacts of the restatement on amounts previously reported.

RESTRUCTURING

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

REGULATORY AGREEMENTS AND THE RESTRUCTURING OF THE REGULATED ELECTRIC UTILITY BUSINESS

Merger Rate Plan. On November 28, 2001, the PSC approved the Merger Rate Plan. This rate plan became effective on January 31, 2002, the closing of the merger. Key terms of the plan are as follows:

• Net customer savings of approximately $1 billion over the next 10 years, compared with rates projected without the merger. This includes a $152 million reduction in delivery charges compared to rates approved in Niagara Mohawk’s current rate agreement, followed by stabilized delivery charges for 10 years, subject to limited adjustments. This equals an expected reduction in Niagara Mohawk electricity delivery rates of more than eight percent, which results in a projected five percent decrease in overall electricity bills, including a projected commodity cost, which will continue to be borne by customers.

• Price-stabilized commodity service for residential and commercial customers for several years, giving those customers significant protection from severe fluctuations in the generation marketplace.

• Agreement to forgo the collection of an estimated $850 million in nuclear-related costs that otherwise would have been collected in rates.

• Permits recovery of and a return on the remaining MRA regulatory asset.

• Agreement to expand Niagara Mohawk’s annual upstate New York economic development efforts by $12.5 million.

• The extension by 16 months of the existing multi-year gas rate settlement agreement, resulting in a freeze in natural gas delivery rates through December 2004.

• Extension of the Low Income Customer Assistance Program and introduction of a special low-income rate.

• Establishment of a Service Quality Assurance Program that calls for up to $24 million in annual penalties or more under certain conditions, if defined customer service goals are not achieved.

• The continuation of the stranded cost recovery provisions under Power Choice with slight modifications.

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

FERC Order 888. In April 1996, FERC issued Order 888, which promotes competition by requiring that public utilities owning, operating, or controlling interstate transmission facilities file tariffs which offer others the same transmission services they provide for themselves, under comparable terms and conditions. FERC Order 888 required state power pools to file reformed power pooling agreements that establish open, non-discriminatory membership provisions and modify any provisions that are unduly discriminatory or preferential. In addition, the FERC Order also provides for the recovery of prudent and verifiable stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888’s open access mandate.

As a result of Order 888, there have been several developments during the past few years as follows:

Open Access
The New York Power Pool was restructured as the NYISO. The NYISO commenced formal operations on December 1, 1999. A discussion of the financial and accounting impacts as a result of the transition to the NYISO is included in the results of operations section.

Stranded Cost Recovery in the Case of Municipalization
In Order 888, the FERC stated that it would provide for the recovery of prudent and verifiable wholesale stranded costs where the wholesale customer was able to obtain alternative power supplies as a result of Order 888’s open access mandate. Order 888 left to the states the issue of retail stranded cost recovery. Where newly created municipal electric utilities required transmission service from the displaced utility, the FERC stated that it would entertain requests for stranded cost recovery to the extent that such municipalization is made possible by open access. The FERC also reserved the right to consider stranded costs on a case-by-case basis if it appeared that open access was being used to circumvent stranded cost review by any regulatory agency.

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

In October 2001, Alliance for Municipal Power (AMP) filed a petition for a declaratory ruling to require Niagara Mohawk to provide exit fee calculations. In November 2001, AMP also filed comments in opposition to the merger Joint Proposal seeking an exit fee calculation using merger rate plan numbers. At AMP's request, Niagara Mohawk has provided an aggregate exit fee estimate of approximately $104 million, assuming the 21 AMP communities were to exit this summer and assuming a transmission revenue credit. Niagara Mohawk is unable to predict the outcome of this proceeding at this time. While the municipalization of Lakewood would not have a material impact on Niagara Mohawk’s results of operations and financial position, the outcome of this matter will likely define the methodology to determine exit fees.

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
  Commodity costs continue to be passed through to customers.
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

The acquisition of Niagara Mohawk is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in approximately $1.231 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” This amount was determined pursuant to a study conducted by an independent third party. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic goodwill impairment tests. Niagara Mohawk performed a comprehensive impairment test at March 31, 2002. As a result of such analysis, it was determined there was no impairment of goodwill at that date.

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

To assist in the comparability of Niagara Mohawk’s financial results and discussions, results of operations for the three months ended March 31, 2002 include results for the 30 day period of the predecessor and the 60 day period of the successor and are designated as “combined.” Management has based its discussion and analysis of results of operations for the three month period ending March 31, 2002 as compared to the three month period ending March 31, 2001 on the combined results of operations for the three month period ending March 31, 2002.

Net Income for the three months ended March 31, 2002 was $9.7 million as compared to $34.0 million for the same period in 2001.

Earnings for the three months ended March 31, 2002 were negatively impacted by the following items:

• Incremental storm expense of $13.9 million.

• Higher employee welfare expenses primarily due to separation cost of $7.1 million and higher pension and other postretirement benefits expense and accruals of $14.3 million.

• Incremental merger related costs of $11.4 million.

• The recording of a non-cash incentive of $6.8 million in the three months ended March 31, 2001 due to the gain on the sale of the Roseton Steam Station. No incentive was recorded in the three months ended March 31, 2002.

• In the three months ended March 31, 2001, Niagara Mohawk received $22.2 million in GRT Power for Jobs credits due to a prior year true-up. GRT credits of $1.2 million were received in the same period in 2002 due to a prior year true-up.

Earnings for the three months ended March 31, 2002 were positively impacted by the following items:

• Lower interest expense of approximately $13.4 million primarily due to the repayment of debt during 2001.

• An increase in interest income and carrying charges of $9.0 million primarily due to interest income received on the note receivable from Constellation related to the nuclear sale.

• In the three months ended March 31, 2001, Niagara Mohawk was exposed to higher natural gas prices in its purchased power portfolio of $23.3 million, principally because restructured contracts with IPPs began indexing to natural gas prices in July 2000. Niagara Mohawk took steps to hedge against further volatility in natural gas prices, largely by purchasing New York Mercantile Exchange (“NYMEX”) gas future contracts through August 2001. On September 1, 2001, the rate plan changes under the Power Choice agreement allowed for the pass-through of most commodity-related costs to customers. This pass-through of commodity costs to customers continues under the Merger Rate Plan.

• A decrease in bad debt expense of $5.7 million.

Niagara Mohawk’s Net Income was $19.4 million in 2001 as compared to a Net Loss of $27.6 million in 2000 and a Net Loss of $9.7 million in 1999.

Earnings for 2001 were positively impacted by the following items:

• Niagara Mohawk recorded previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million.

• Electric margin was higher in 2001 as compared to 2000 by $62.8 million, in part due to the ability of Niagara Mohawk to recover its commodity costs through the commodity adjustment clause mechanism beginning on September 1, 2001.

• Lower interest expense of approximately $43.5 million due to the repayment of debt during 2000 and 2001.

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

The loss for 2000 included a loss in other income (deductions) related to the early retirement of debt of $1.4 million, compared to $36.6 million in 1999. Earnings for 2000 were increased by $33.8 million due to lower interest costs as a result of Niagara Mohawk’s debt retirement program, by $19.4 million related to the insurance proceeds and disaster relief recovery associated with the January 1998 ice storm restoration effort, and by $9.2 million due to lower costs related to the 1999 implementation of a new customer service system.

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

The CSS transition period presented financial exposures as outstanding accounts receivables increased. Niagara Mohawk’s bad debt expense for 1999 was $65.9 million as compared to $36.7 million in 1998, with the increase in 1999 primarily attributable to the added exposure to collection risk. Niagara Mohawk took aggressive action to reduce its outstanding accounts receivable balance, so that the reserve for bad debts could be returned to a level appropriate in the normal course of business. These actions included increasing the outbound telephone calls to high-risk customers and increasing the number of field collectors. However, the actions available to Niagara Mohawk are more limited during the heating season (beginning November 1 through April 15), as a result of regulatory restrictions on disconnection of heat-related service during cold weather. Bad debt expense for 2000 was reduced to $56.6 million, but also reflects the significant increase in gas commodity prices in the second half of 2000, which was passed through to gas customers. Bad debt expense increased to $64.3 million in 2001, which also reflected the continued increase in gas commodity prices in early 2001. Bad debt expense was $17.1 million for the three months ended March 31, 2002 as compared to $22.8 million for the three months ended March 31, 2001.

The PSC had evaluated the development and implementation costs of the CSS project, as well as Niagara Mohawk’s response to the transition problems incurred during implementation and raised certain concerns. Niagara Mohawk believes it has addressed the concerns raised by the PSC to resolve the issues that generated much of the call volumes and customer complaints.

REVENUES AND SALES

Electric:

Electric revenues for the three months ended March 31, 2002 and March 31, 2001 were $822.7 million and $823.6 million, respectively, and for the year ended 2001 were $3,393.2 million, and were $3,207.4 million and $3,247.8 million in the years 2000 and 1999, respectively.

As summarized in the table below, electric revenues decreased $0.9 million or 0.1 percent in the three months ended March 31, 2002 as compared to the same period in the 2001 and increased $185.8 million or 5.8 percent in the calendar year 2001 as compared to the same period in 2000.

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

	Increase (decrease) from prior period
	(In millions of dollars)
	Three Months
	Ended
	March 31,	Years Ended
	(Combined)	December 31,
Electric Revenues	2002	2001	2000
		RESTATED
Changes in volume and mix of
sales to ultimate consumers	$ (45.0)	$ 14.0	$ (275.6)
Sales to other electric systems	0.9	118.0	65.1
Systems benefit charge recovery	5.5	23.6	(1.0)
Unbilled revenues	5.8	(14.7)	51.0
Transmission of energy	(8.6)	11.3	16.8
Distribution of energy	19.2	(2.9)	123.8
Electric Rates	21.3	36.5	(20.5)
	$ (0.9)	$ 185.8	$ (40.4)

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

Detail of the changes in electric revenues and KWh sales by customer group are highlighted in the following table:

	Three Months
	Ended
	March 31,
	2002
	(Combined)	% Increase (decrease)
	% of	from prior quarter		% Increase (decrease) from prior year
	Electric	2002		2001		2000
Class of Service	Revenues	Revenues	KWh Sales	Revenues	KWh Sales	Revenues	KWh Sales
Residential	39.9	0.7	(4.0)	1.3	(0.1)	(5.1)	(3.8)
Commercial	30.0	(5.5)	(7.8)	2.7	(1.5)	(13.3)	(15.1)
Industrial	10.8	(19.9)	(17.0)	(1.1)	(8.7)	(6.5)	(15.0)
Industrial - Special	1.7	(13.4)	(15.0)	4.1	8.6	(3.6)	(4.9)
Other	1.2	98.3	(4.4)	(21.6)	(7.2)	(20.9)	(16.5)
Total to ultimate consumers	83.6	(4.4)	(9.1)	1.2	(1.0)	(8.7)	(10.3)
NYISO and other	3.6	3.1	152.9	104.4	200.8	136.1	21.1
Distribution of energy	6.9	50.6	16.6	(1.6)	(2.6)	220.7	200.7
Transmission of energy	4.3	(19.4)	-	9.6	-	16.7	-
Miscellaneous	1.6	285.6	-	131.7	-	-	-
Total	100.0	(0.1)	1.1	5.8	10.0	(1.2)	(1.2)
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

	Increase (decrease) from prior period
	(In millions of dollars)
	Three Months
	Ended
	March 31,	Years Ended
	(Combined)	December 31,
Gas Revenues	2002	2001	2000
Transportation of customer-owned gas	$ 6.2	$ (3.4)	$ 4.3
Gas Adjustment Clause revenues	(114.5)	65.5	84.8
Revenue sharing mechanisms	-	6.9	(8.2)
Spot market sales	-	(1.6)	(2.7)
Changes in volume and mix of sales
to ultimate consumers	(18.2)	(4.4)	0.7
	$ (126.5)	$ 63.0	$ 78.9

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

Changes in gas revenues and Dth sales by customer group are detailed in the table below:

	Three Months
	Ended
	March 31,
	2002
	(Combined)	% Increase (decrease)
	% of	from prior quarter		% Increase (decrease) from prior year
	Gas	2002		2001		2000
Class of Service	Revenues	Revenues	Sales	Revenues	Sales	Revenues	Sales
Residential	67.2	(38.4)	(21.5)	7.4	(10.0)	17.4	5.2
Commercial	21.7	(37.8)	(14.2)	11.9	(8.7)	17.8	(1.9)
Industrial	0.3	(56.3)	11.0	4.2	(20.1)	29.8	8.8
Total to ultimate consumers	89.2	(38.3)	(19.6)	8.3	(9.7)	17.5	3.5
Other gas systems	-	383.3	-	(20.0)	(7.7)	84.2	30.0
Transportation of customer-owned gas	9.7	38.6	(1.6)	(5.5)	(10.2)	7.4	2.1
Spot market sales	-	-	-	(100.0)	(100.0)	(62.5)	(67.7)
Miscellaneous	1.1	(69.8)	-	287.7	-	(61.0)	-
Total	100.0	(35.5)	(10.9)	9.6	(10.3)	13.6	2.0

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

Electric Fuel and Purchased Power Costs for the quarters ended:

(in millions of dollars)	March 31, 2002		March 31, 2001
	(Combined)		(Predecessor)
	Gwh	Cost	Gwh	Cost
Fuel for electric generation:
Coal	-	$ -	-	$ -
Oil and Natural Gas	-	-	115	5.2
Nuclear	-	-	2,044	9.1
Total electric generation	-	-	2,159	14.3

Electricity purchased:
IPPs:
Capacity	-	4.0	-	4.4
Energy and taxes	671	46.8	1,128	63.8
Total IPP purchases	671	50.8	1,128	68.2
Generation PPAs:
Capacity	-	6.5	-	8.3
Energy and taxes	2,623	87.0	729	21.2
Total generation purchases	2,623	93.5	729	29.5
NYISO - energy purchases	3,525	102.0	2,715	135.7
NYISO - ancillary charges	-	9.5	-	8.5
Other purchases	1,974	39.4	1,990	37.7
Swap payments	-	48.0	-	15.6
Subtotal purchases	8,793	343.2	6,562	295.2
Deferral	-	-	-	(4.1)
Total purchases	8,793	343.2	6,562	291.1

Total generated and purchased	8,793	343.2	8,721	305.4
Delivery of energy for others, net of
losses and Niagara Mohawk use	627	-	597	-
	9,420	$ 343.2	9,318	$ 305.4

Average Unit Cost (cents per KWh)*
Fuel for electric generation		-		0.66
Electricity purchased		3.90		4.50
Combined unit cost		3.90		3.55

Electric Fuel and Purchased Power Costs for the years:
(Predecessor)
(in millions of dollars)	2001	2000	1999
	Gwh	Cost	Gwh	Cost	Gwh	Cost
Fuel for electric generation:
Coal	-	$ -	-	$ -	2,989	$ 44.9
Oil and Natural Gas	115	5.2	764	35.4	3,228	104.9
Nuclear	6,666	32.0	7,962	39.0	7,166	36.9
Hydro	-	-	-	-	1,396	-
Subtotal electric generation	6,781	37.2	8,726	74.4	14,779	186.7
Deferral	-	-	-	-	-	3.0
Total electric generation	6,781	37.2	8,726	74.4	14,779	189.7

Electricity purchased:
IPPs:
Capacity	-	14.1	-	13.7	-	13.8
Energy and taxes	3,340	186.0	5,077	273.6	6,768	324.9
Total IPP purchases	3,340	200.1	5,077	287.3	6,768	338.7
Generation PPAs:
Capacity	-	27.5	-	44.1	-	42.8
Energy and taxes	3,839	119.1	3,274	92.9	3,490	80.9
Total generation purchases	3,839	146.6	3,274	137.0	3,490	123.7
NYISO - energy purchases	15,490	680.8	8,981	427.4	1,077	28.0
NYISO - ancillary charges	-	42.1	-	53.3	-	4.6
Other purchases	7,788	141.2	8,785	147.5	11,229	217.4
Swap payments	-	104.9	-	110.5	-	98.2
Subtotal purchases	30,457	1,315.7	26,117	1,163.0	22,564	810.6
Deferral	-	(11.5)	-	(18.9)	-	(3.6)
Total purchases	30,457	1,304.2	26,117	1,144.1	22,564	807.0

Total generated and purchased	37,238	1,341.4	34,843	1,218.5	37,343	996.7
Delivery of energy for others, net of
losses and Niagara Mohawk use	2,693	-	1,463	-	(587)	-
	39,931	$ 1,341.4	36,306	$ 1,218.5	36,756	$ 996.7

Average Unit Cost (cents per KWh)*
Fuel for electric generation		0.55		0.85		1.26
Electricity purchased		4.32		4.45		3.59
Combined unit cost		3.39		3.41		2.71

  The average unit cost does not include the deferred costs.

The above table presents the total costs for purchased electricity, while reflecting only fuel costs for Niagara Mohawk generation. Other costs of power production, such as property taxes, other operating expenses and depreciation are included within other income statement line items.
Niagara Mohawk’s electricity purchased increased $52.1 million or 17.9 percent in the three months ended March 31, 2002 as compared to the same period in 2001 and $160.1 million or 14.0 percent in calendar year 2001 and $337.1 million or 41.8 percent in calendar year 2000, primarily because Niagara Mohawk had sold its generation assets. Niagara Mohawk now purchases more of its remaining load requirement through the NYISO, (where the price of electricity was lower in 2001 as compared to 2000, as shown in the table above) or other parties (for a discussion of the portion of the purchases from the NYISO that are hedged, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk - “Electricity Price Risk”). Although the prices Niagara Mohawk must pay for electricity are higher than the fuel costs incurred when the assets were owned, Niagara Mohawk avoids operating costs from running these plants, including labor, fuel, real estate taxes, and depreciation.

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

Other operation and maintenance expense for Niagara Mohawk has increased $26.7 million in the three months ended March 31, 2002 as compared to the same period in 2001, primarily as a result of higher employee’s welfare expense primarily due to separation costs of $7.1 million, higher pension and other postretirement benefits expense of $14.3 million, higher compensation accruals of $5.9 million, incremental merger related costs of approximately $11.4 million, incremental storm expense of $13.9 million and a higher systems benefit charge of $5.6 million. The systems benefits charge is offset in electric revenues. These increases were partially offset by lower nuclear operation expense as a result of the sale of the nuclear assets of $35.6 million.

Other operation and maintenance expense for Niagara Mohawk has increased $64.5 million in 2001, primarily as a result of an increase in transmission expense of $33.9 million in part due to TCCs purchased through the auction process conducted by the NYISO, an increase in bad debt expense of $7.7 million which reflects the impact of the higher natural gas prices being passed on to customers, a higher systems benefit charge of $23.1 million, higher compensation accruals of $12.7 million and higher pension expense of $18.7 million. The systems benefits charge and the TCC expense are both offset in electric revenues. The incremental merger related costs for 2001 were approximately $3.8 million. In addition, the insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort was $5.6 million in 2001 as compared to $29.9 million in 2000. Offsetting these increases were lower injuries and damages expense of $11.9 million, lower employees welfare expense of $6.3 million, lower customer services system expense of $7.4 million, lower non-nuclear operation and maintenance expense as a result of the sale of the non-nuclear assets of $15.7 million and lower Unit 1 and Unit 2 operation and maintenance expense, net of deferrals and amortizations, of $21.2 million.

Other operation and maintenance expense for Niagara Mohawk decreased $27.3 million in 2000 as compared to 1999 primarily due to the recognition of $29.9 million of insurance proceeds and disaster relief associated with the 1998 ice storm restoration effort and lower fossil and hydro maintenance costs due to the sale of the fossil and hydro generation plants during 1999 and 2000. Also, bad debt expense decreased in 2000 by $9.2 million for Niagara Mohawk. Bad debt expense for 2000 reflects the increased risk of collection due to significantly higher gas prices. Offsetting these reductions were increased costs associated with greater emphasis placed on preventive maintenance programs related to reliability, as well as adjustments to the deferred loss on sale of assets as a result of PSC regulatory review. The increase in the common stock price of Holdings, due to the announced merger, also increased the expense recognized for stock-based compensation programs.

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

Niagara Mohawk’s other deductions in 2001 decreased $10.6 million, respectively, due to an increase in the fossil/hydro auction incentive of $4.0 million, interest income received on the note receivable from Constellation related to the nuclear sale of $4.1 million, the receipt of multi-tax refunds from a previously owned subsidiary of $3.9 million for tax periods prior to 1995, and a lower amount deferred in connection with MRA interest rate savings of $5.5 million. In approving Power Choice, the PSC ordered that any savings from any reduction in the interest associated with the debt issued in connection with the MRA financing as compared to assumptions underlying Niagara Mohawk’s Power Choice filing be deferred for future disposition. These reductions to other deductions were partially offset by an increase in service reliability incentive penalties of $6.5 million primarily for the rate year ended August 31, 2001. Also, in 2000 other deductions included a loss on the early extinguishment of debt of $1.4 million as compared to zero in 2001.

Niagara Mohawk’s other income/deductions in 2000 decreased $16 million in part due to the decrease in interest income, lower AFC, lower loss on the early extinguishment of debt in 2000, and higher carrying charges as compared to 1999. This was partially offset by a lower amount deferred in connection with MRA interest rate savings.

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

Niagara Mohawk’s income taxes increased approximately $12.7 million in the three months ended March 31, 2002 primarily due to higher book taxable income.

The 2001 increase in Niagara Mohawk’s income tax benefit of approximately $65.3 million, respectively, is due primarily to the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million and the recording of the tax benefit of $43.1 million related to the non-cash write-off of $123 million of disallowed nuclear investment costs, partially offset by an increase in tax expense due to an increase in book taxable income.

The 2000 decrease in Niagara Mohawk’s income taxes of approximately $15.7 million is primarily due to lower book taxable income. See Item 8. Financial Statements and Supplementary Data, - Note 6. Federal, State and Foreign Income Taxes, for a reconciliation of the tax computed at the statutory rate.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position. Niagara Mohawk’s capital structure at March 31, 2002, December 31, 2001 and 2000 were as follows:

	March 31,	December 31,
%	2002	2001	2000
	(Successor)	(Predecessor)
		RESTATED	RESTATED

Long-term debt	60.7	64.1	65.1
Preferred stock	1.3	6.3	6.1
Common equity	38.0	29.6	28.8

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

Fixed charges exceeded earnings before income taxes and fixed charges by $71.2 million in the twelve months ended March 31, 2002, $59.5 million in 2001, $41.2 million in 2000, and $7.5 million in 1999 resulting in a ratio of earnings to fixed charges of less than 1.00. The MRA and the Power Choice agreements have the effect of substantially depressing earnings, while at the same time substantially improving operating cash flows. The closing of the merger with National Grid and the related push down and allocation of the purchase price along with the implementation of the Merger Rate Plan will continue to effect the reported results of Niagara Mohawk prospectively. See “Merger Rate Plan” for a further discussion of how the closing of the merger with National Grid will continue to impact the future results on Niagara Mohawk.

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

LIQUIDITY AND CAPITAL RESOURCES

Short Term. At March 31, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $9.9 million and accounts receivable of $534.9 million. Niagara Mohawk has a negative working capital balance of $811.9 million primarily due to long-term debt due within one year of $544.6 million and short-term debt of $419.0 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

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

Net cash from operating activities was $79.8 million for Niagara Mohawk for three months ended March 31, 2002 which funded its acquisition of utility plant and the retirement of certain debt obligations. Niagara Mohawk has a senior bank facility agreement that provides Niagara Mohawk with $524 million of credit consisting of a five-year $100 million revolving credit facility (expires May 31, 2005), and $424 million for letters of credit with a three-year term (expires June 2, 2003). The letter of credit facility provides credit support for Niagara Mohawk’s adjustable rate pollution control revenue bonds issued through the New York State Energy Research and Development Authority. As of March 31, 2002, Niagara Mohawk has no loans outstanding under the revolving credit facilities. Niagara Mohawk also has the ability to issue first mortgage bonds to the extent that there have been maturities since June 30, 1998. Through March 31, 2002, Niagara Mohawk had $639 million in such first mortgage bond maturities.

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

Niagara Mohawk’s net cash used in investing activities increased $44.9 million in three months ended March 31, 2002 as compared to the same period in 2001. This increase was primarily as a result of no proceeds being received in the three months ended March 31, 2002 from the sale of generation assets as compared to proceeds of $83.8 million being received in the same period in 2001 from such generation sales. This increase was partially offset by an increase in other investments of $31.5 million.

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

Long Term. Niagara Mohawk’s total capital requirements consist of amounts for its construction program, working capital needs, maturing debt issues and sinking fund provisions on preferred stock, as follows:

	Payments Due for the fiscal years ended March 31,
		(in millions)
Capital Requirements	2003	2004	2005	thereafter
Construction expenditures (excluding AFC)	$ 215.0	$ 210.0	$ 205.0	not available
Mandatory debt payments	543.8	611.8	533.0	2,461.0
IPP and Fossil/Hydro Swaps	128.1	123.3	134.3	468.6
NYPA energy and capacity commitments	79.1	70.3	70.3	210.9
Electric purchase power commitments	580.5	555.2	474.3	2,908.5
Gas supply commitments	142.0	114.9	120.0	132.4
Total	$1,688.5	$1,685.5	$1,536.9	$ 6,181.4

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. Some of the provisions of this pronouncement are effective for specific transactions occurring after May 15, 2002, with full implementation for financial statements issued after May 15, 2002. Niagara Mohawk has applied this standard to prior years’ restatements. For further information see Note 13 in the accompanying footnotes of Niagara Mohawk’s Consolidated Financial Statements.

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

Hedging activity during 2001 and for the period through March 31, 2002 was as follows:

	Contracts	Dth
Open Contracts at January 1, 2001	160	1,600,000
Contracts Purchased during the year	1,479	14,790,000
Contracts Settled or Expired	(1,333)	(13,330,000)
Open at December 31, 2001	306	3,060,000

Contracts Purchased first Qtr 2002	0	0
Contracts Settled or Expired	(306)	(3,060,000)
Open at March 31, 2002	-	-

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

Activity in electricity swaps for 2001 and the first quarter of 2002 was as follows:

Mwh
Open swaps at January 1, 2001	713,400
Swaps Initiated during the year	633,650
Swaps Settled	(1,347,050)
Open swaps at December 31, 2001	-

Swaps Initiated during the quarter	162,000
Swaps Settled during the quarter	(162,000)
Open swaps at March 31, 2002	-

Equity Price Risk. With the sale of the nuclear generating stations on November 7, 2001 and the associated transfer of all decommissioning trust fund assets to the new owners, Niagara Mohawk eliminated its equity price risk.

Foreign Currency Exchange Risk. Niagara Mohawk currently has no foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. FINANCIAL STATEMENTS

  Reports of Independent Accountants

  Consolidated Statements of Operations and Retained Earnings for the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002 and for each of the three years in the period ended December 31, 2001

  Consolidated Statements of Comprehensive Income (Loss) for the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002, and for each of the three years in the period ended December 31, 2001

  Consolidated Balance Sheets at March 31, 2002, December 31, 2001 and 2000

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

As discussed in Note 12 to the accompanying consolidated financial statements, the Company restated its consolidated balance sheet as of March 31, 2002 and its consolidated statements of operations and retained earnings and of cash flows for the sixty day period ended March 31, 2002.

s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
May 14, 2002, except for Notes 12 and 13, which are as of April 7, 2003
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

As discussed in Note 12 to the accompanying consolidated financial statements, the Company restated its consolidated financial statements as of December 31, 1998 and as of and for each of the three years in the period ended December 31, 2001, as well as the thirty day period ended January 30, 2002.

s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
May 14, 2002, except for Notes 12 and 13, which are as of April 7, 2003

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	60 Day Period	30 Day Period	Three Months
	Ended March	Ended January	Ended March	For the Year Ended December 31,
(in thousands of dollars)	31, 2002	30, 2002	31, 2001	2001	2000	1999
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
	Note 12	Note 12	Note 12	Note 12	Note 12	Note 12
			(Unaudited)
Operating revenues:
Electric	$ 539,758	$ 282,931	$ 823,566	$3,393,212	$ 3,207,447	$ 3,247,757
Gas	149,947	79,691	356,140	721,501	658,502	579,583
	689,705	362,622	1,179,706	4,114,713	3,865,949	3,827,340
Operating expenses:
Electricity purchased	231,721	111,444	291,053	1,304,242	1,144,117	807,038
Fuel for electric generation	-	-	14,317	37,162	74,340	189,657
Gas purchased	83,477	46,651	249,760	419,324	357,524	267,202
Other operation and maintenance	158,367	116,485	248,196	952,853	888,387	915,691
Disallowed nuclear investment costs	-	-	-	123,000	-	-
Amortization of Stranded Costs	23,533	40,911	91,073	393,136	375,487	363,374
Depreciation and amortization	32,877	16,671	77,768	292,224	311,803	344,930
Other taxes (Note 1)	40,892	20,298	50,403	234,346	283,511	411,842
	570,867	352,460	1,022,570	3,756,287	3,435,169	3,299,734
Operating income	118,838	10,162	157,136	358,426	430,780	527,606
Other income (deductions)	249	2,091	(789)	(15,558)	(26,153)	(42,165)
Income before interest charges	119,087	12,253	156,347	342,868	404,627	485,441
Interest charges	62,607	29,416	105,389	402,382	445,842	492,987
Income (loss) before income taxes	56,480	(17,163)	50,958	(59,514)	(41,215)	(7,546)
Income tax expense (benefit) (Note 1)	25,834	3,778	16,948	(78,872)	(13,569)	2,115
Net income (loss)	30,646	(20,941)	34,010	19,358	(27,646)	(9,661)
Dividends on preferred stock	-	7,611	7,758	30,850	31,437	36,808
Balance available for common stock	30,646	(28,552)	26,252	(11,492)	(59,083)	(46,469)
Retained earnings at beginning of year	138,492	167,044	215,696	215,696	320,911	575,564
Purchase accounting adjustment	(138,492)	-	-	-	-	-
Call premium on preferred stock	(1,329)	-	-	-	-	-
Dividend of Opinac to Holdings (Note 1)	-	-	-	-	-	144,465
Dividend to Holdings	-	-	-	37,160	46,132	63,719
Retained earnings at end of year	$ 29,317	$ 138,492	$ 241,948	$ 167,044	$ 215,696	$ 320,911

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	60 Day Period	30 Day Period	Three Months
	Ended March	Ended January	Ended March	For the year ended December 31,
(in thousands of dollars)	31, 2002	30, 2002	31, 2001	2001	2000	1999
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
			(Unaudited)
			RESTATED	RESTATED	RESTATED	RESTATED
			Note 12	Note 12	Note 12	Note 12
Net income(loss)	$ 30,646	$ (20,941)	$ 34,010	$ 19,358	$ (27,646)	$ (9,661)
Other comprehensive income(loss):
Unrealized gains(losses) on securities (net of taxes
of $(92), $59, $361, $612, $343, $(60) ,	126	(81)	(671)	(857)	(657)	113
respectively)
Foreign currency translation adjustment	-	-	-	-	-	1,309
Hedging activity (net of taxes of $(1,976), $(800),
$-, $3,790,$-, $- , respectively)	2,674	1,084	3,621	(5,127)	-	-
Additional minimum pension liability	-	(23,081)	267	(4,202)	(1,649)	(5,967)
Other comprehensive income (loss)	2,800	(22,078)	3,217	(10,186)	(2,306)	(4,545)
Comprehensive income(loss)	$ 33,446	$ (43,019)	$ 37,227	$ 9,172	$ (29,952)	$ (14,206)

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001	2000
(in thousands of dollars)	(Successor)	(Predecessor)	(Predecessor)
	RESTATED	RESTATED	RESTATED
	Note 12	Note 12	Note 12
ASSETS

Utility plant (Note 1):
Electric plant	$ 4,938,709	$ 4,903,758	$ 7,179,329
Nuclear fuel	-	-	672,259
Gas plant	1,352,258	1,345,785	1,310,649
Common plant	359,429	359,634	349,751
Construction work in progress	180,667	202,791	289,634
Total utility plant	6,831,063	6,811,968	9,801,622
Less-Accumulated depreciation and amortization	2,226,493	2,194,273	4,019,282
Net utility plant	4,604,570	4,617,695	5,782,340

Goodwill (Note 1)	1,230,763	-	-

Other property and investments	95,785	105,083	428,515

Current assets:

Cash	9,882	97,234	66,124
Restricted Cash	8,082	28,745	10,946
Accounts receivable (less allowance for doubtful accounts
of $61,300, $56,000 and $59,100, respectively) (Notes 1 and 8)	534,914	381,599	390,452
Notes receivable	50,050	49,956	-
Materials and supplies, at average cost:
Gas storage	3,335	56,111	50,947
Other	17,484	19,482	93,431
Assets from price risk management activities (Note 1)	411	-	65,052
Prepaid taxes	17,491	2,702	-
Other	5,075	5,530	21,026
	646,724	641,359	697,978
Regulatory assets (Note 3):
Swap contracts regulatory asset	653,949	733,487	778,229
Regulatory tax asset	203,905	175,158	403,652
Deferred environmental restoration costs (Note 8)	297,000	305,000	285,000
Merger rate plan stranded costs	3,300,885	4,230,313	3,568,044
Postretirement benefits other than pensions	40,284	41,244	45,084
Unamortized debt expense	40,132	35,381	39,823
Pension and postretirement benefit plans	444,369	-	-
Other	231,391	274,431	164,424
	5,211,915	5,795,014	5,284,256
Other assets	62,305	77,581	77,235
Long term notes receivable	199,822	199,822	-
	$12,051,884	$11,436,554	$ 12,270,324

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001	2000
(in thousands of dollars)	(Successor)	(Predecessor)	(Predecessor)
	RESTATED	RESTATED	RESTATED
CAPITALIZATION AND LIABILITIES	Note 12	Note 12	Note 12

Capitalization (Note 4):
Common stockholders' equity
Common stock, issued and outstanding 187,364,863 shares	$ 187,365	$ 187,365	$ 187,365
Repurchase of Holdings' common stock, at cost	-	(407,193)	(407,193)
Paid-in-surplus	2,722,894	-	-
Capital stock premium and expense	-	2,363,854	2,362,404
Accumulated other comprehensive income (loss)	126	(17,645)	(7,459)
Retained earnings	29,317	167,044	215,696
	2,939,702	2,293,425	2,350,813

Non-redeemable preferred stock	100,411	440,000	440,000
Mandatorily redeemable preferred stock	-	50,700	53,750
Long-term debt	4,146,642	4,407,231	4,663,381
Total capitalization	7,186,755	7,191,356	7,507,944

Current liabilities:
Short-term debt (Note 5)	419,000	-	110,000
Long-term debt due within one year (Note 4)	544,647	543,793	625,079
Sinking fund requirements on redeemable preferred stock (Note 4)	-	3,050	7,620
Accounts payable	239,677	231,925	432,651
Customers' deposits	18,918	18,884	16,900
Accrued taxes	-	-	2,985
Accrued interest	111,515	82,272	98,408
Liabilities from price risk management activities (Note 1)	-	12,270	2,719
Deferred gain on futures contracts (Note 1)	-	-	17,409
Other	124,855	149,188	153,927
	1,458,612	1,041,382	1,467,698

Regulatory and other liabilities:
Accumulated deferred income taxes (Notes 1 and 6)	1,058,528	1,400,853	1,428,786
Liability for swap contracts (Note 9)	653,949	733,487	778,229
Employee pension and other benefits (Note 7)	745,393	271,628	218,569
Deferred gain on swap hedges	-	-	66,405
Other	651,647	492,848	517,693
	3,109,517	2,898,816	3,009,682

Commitments and contingencies (Notes 2 and 8):
Liability for environmental restoration	297,000	305,000	285,000

	$12,051,884	$11,436,554	$ 12,270,324

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	60 Day Period	30 Day Period	Three months
	ended	ended	ended	For the Year ended December 31,
	March 31,2002	January 30, 2002	March 31,2001	2001	2000	1999
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED	RESTATED
	NOTE 12	NOTE 12	NOTE 12	NOTE 12	NOTE 12	NOTE 12

(in thousands of dollars)			(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ 30,646	$ (20,941)	$ 34,010	$ 19,358	$ (27,646)	$ (9,661)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of regulatory assets	23,533	40,911	91,073	393,136	375,487	363,374
Depreciation and amortization	32,877	16,671	77,768	292,224	311,803	344,930
Amortization of nuclear fuel	-	-	7,203	23,095	29,379	28,285
Disallowed nuclear investment costs	-	-	-	123,000	-	-
Change in restricted cash	14,261	6,402	(205)	(17,798)	(2,268)	631
Provision for deferred income taxes	50,814	3,024	9,639	(8,774)	(24,614)	(33,409)
Reversal of deferred nuclear investment tax credits	-	-	-	(79,711)	-	-
Net accounts receivable (net of changes in accounts
receivable sold)	(139,062)	(31,677)	(32,079)	1,153	(54,930)	84,683
Notes receivable	7	-	-	-	-	-
Materials and supplies	30,302	21,538	47,114	(8,571)	(10,749)	23,941
Accounts payable and accrued expenses	(27,981)	34,261	(138,117)	(198,742)	169,692	30,536
Accrued interest and taxes	28,979	264	19,599	(13,943)	33,800	(48,658)
Changes in MRA and IPP buyout costs regulatory assets	6,309	4,105	11,781	48,249	36,132	(193,172)
Changes in deferred loss on sale of assets	(23,533)	(11,200)	-	-	-	-
Deferral of MRA interest rate savings	2,184	1,092	4,229	15,009	20,469	28,006
Refundable federal income taxes	-	-	-	-	-	130,411
Changes in other assets and liabilities	(53,147)	39,144	(36,218)	(39,410)	52,973	57,288
Net cash provided by (used in) operating activities	(23,811)	103,594	95,797	548,275	909,528	807,185
Cash flows from investing activities:
Construction additions	(25,126)	(13,459)	(52,535)	(249,430)	(231,892)	(271,973)
Nuclear fuel	-	-	(2,304)	(3,822)	(41,938)	(26,108)
Less: Allowance for other funds used during construction	167	136	798	2,296	2,450	5,366
Acquisition of utility plant	(24,959)	(13,323)	(54,041)	(250,956)	(271,380)	(292,715)
Proceeds from the sale of generation assets	-	-	83,838	353,785	47,500	860,080
Other investments	(3,176)	18,368	(16,261)	(33,793)	(71,983)	42,434
Other	15,357	(22,839)	752	(14,368)	6,713	(20,866)
Net cash provided by (used in) investing activities	(12,778)	(17,794)	14,288	54,668	(289,150)	588,933
Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	534,152	260,000	-
Proceeds from preferred stock	-	-	-	-	-	150,000
Reductions of preferred stock	(390,289)	-	-	(3,050)	(7,620)	(157,620)
Reductions in long-term debt	(131,174)	(1,050)	(226,050)	(916,746)	(653,086)	(1,134,020)
Net change in short-term debt	419,000	-	115,000	(110,000)	110,000	-
Corporate restructuring to establish holding company	-	-	-	-	-	(89,618)
Preferred dividends paid	-	(7,611)	(7,758)	(30,850)	(31,437)	(36,808)
Common stock dividend paid to Holdings	-	-	-	(37,160)	(46,132)	(63,719)
Repurchase of Holdings' common stock	-	-	-	-	(250,026)	(157,167)
Other	(2,391)	(23,048)	3,558	(8,179)	(1,041)	(7,244)
Net cash used in financing activities	(104,854)	(31,709)	(115,250)	(571,833)	(619,342)	(1,496,196)
Net increase (decrease) in cash and cash equivalents	(141,443)	54,091	(5,165)	31,110	1,036	(100,078)
Cash and cash equivalents at beginning of period	151,325	97,234	66,123	66,124	65,088	165,166
Cash and cash equivalents at end of period	$ 9,882	$ 151,325	$ 60,958	$ 97,234	$ 66,124	$ 65,088

Supplemental disclosures of cash flow information:
Interest paid	$ 27,245	$ 23,647	$ 70,746	$ 373,100	$ 367,297	$ 512,735
Income taxes paid	$ -	$ -	$ 7	$ 51	$ 14,416	$ (119,999)

Supplemental schedule of noncash financing activities:
On March 18, 1999, Niagara Mohawk's outstanding common stock was exchanged on a share-for-share basis for Holdings' common stock.

On March 31, 1999, Niagara Mohawk distributed the stock of Opinac as a dividend to Holdings, which included cash of $89.6 million.

See Note 3 for a discussion of not received in connection with sale of nuclear assets, as well as a transfer of an external decommissioning trust fund.

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

GOODWILL: The acquisition of Niagara Mohawk is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in approximately $1.2 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” This amount was determined pursuant to a study conducted by an independent third party. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic goodwill impairment tests.

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

	60 Day Period	30 Day Period	Three Months
	Ended	Ended	Ended
	March 31,	January 30,	March 31,	Year Ended December 31,
	2002	2002	2001	2001	2000	1999
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
(Unaudited)
Other income	$ 167	$ 136	$ 798	$ 2,296	$ 2,450	$ 5,366
Interest charges	180	173	906	2,728	3,161	7,252

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

The weighted average service life in years for each asset category are presented in the table below:

	60 Day Period	30 Day Period	Three Months
	Ended	Ended	Ended
	March 31,	January 30,	March 31,	Year Ended December 31,
	2002	2002	2001	2001	2000	1999
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Asset Category			(Unaudited)

Electric	34	33	34	26	28	28
Gas	41	40	41	43	40	41
Common	16	16	16	17	17	16

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement updates, clarifies and simplifies existing accounting pronouncements. Some of the provisions of this pronouncement are effective for specific transactions occurring after May 15, 2002, with full implementation for financial statements issued after May 15, 2002. Niagara Mohawk has applied this standard to prior years’ restatements. See Note 13.

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

  the involvement, if any, that Niagara Mohawk has in operating the facility;

  the amount of any fixed payments Niagara Mohawk must make, even if the facility does not generate electricity; and

  the level of control Niagara Mohawk has over the amount of electricity generated by the facility, and who bears the risk in the event the facility is unable to generate.

RECLASSIFICATIONS: Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the 2002 presentation. In this regard, net cash provided by operating activities has been increased by approximately $400 million and net cash provided by investing activities has been reduced by an equivalent amount for the year ended December 31, 2001. See Note 3 for a discussion of note received in connection with sale of nuclear assets, as well as a transfer of external decommissioning trust fund.

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
			Preferred Stock
	Common Stock $1 Par Value		$100 Par Value			$25 Par Value			Capital Stock Premium and Expense (Net)*	Paid-In Surplus	Accumulated Other Comprehensive Income (Loss)*	Repurchased Holdings’ Common Stock*
	Shares	Amount*	Shares	Non- Redeemable*	Redeemable*	Shares	Non- Redeemable*	Redeemable*

December 31, 1998

	187,364,863	$187,365	2,304,000	$210,000	(a) $20,400	11,448,403	$230,000	(a) $56,210	$2,362,531		($25,794)
Issued						(b) 3,000,000	150,000		(1,479)
Redemptions			(18,000)	-	(1,800)	(b) (6,232,801)	(150,000)	(5,820)	87
Repurchased Holdings’ Common stock												(157,167)
Dividend of Opinac											(c) 25,186
Other comprehensive income adjustments											(4,545)

December 31, 1999

	187,364,863	$187,365	2,286,000	$210,000	(a) $18,600	8,215,602	$230,000	(a) $50,390	$2,361,139	-	($5,153)	(157,167)
Amortization (d)									1,178
Redemptions			(18,000)		(1,800)	(232,801)		(5,820)	87
Repurchased Holdings’ Common stock												(250,026)
Other comprehensive income adjustments											(2,306)

December 31, 2000

	187,364,863	$187,365	2,268,000	$210,000	(a) $16,800	7,982,801	$230,000	(a) $44,570	$2,362,404	-	($7,459)	($407,193)
Amortization (d)									1,363
Redemptions			(18,000)		(1,800)	(232,801)		(5,820)	87
Other comprehensive income adjustments											(10,186)

December 31, 2001

	187,364,863	$187,365	2,250,000	$210,000	(a) $15,000	7,750,000	$230,000	(a) $38,750	$2,363,854	$ -	(17,645)	($407,193)
Amortization (d)									114
Redemptions			(1,802,445)	(165,244)	(15,000)	(6,636,900)	(174,345)	(38,750)
Purchase accounting adjustments									(2,363,968)	2,711,427	37,049	407,193
Gain on repurchase of preferred stock										11,467
Other comprehensive income adjustments											(19,278)
March 31, 2002	187,364,863	$187,365	447,555	$44,756	$ -	1,113,100	$55,655	$ -	$ -	$2,722,894	$126	$ -
* In thousands of dollars
(a) Includes sinking fund requirements due within one year.
(b) The fixed-adjustable rate preferred stock issued during 1999 has a $25 par value with a $50 liquidation preference.
(c) On March 31, 1999, Niagara Mohawk distributed its ownership interest in the stock of Opinac as a dividend to Holdings. As a result, the accumulated other comprehensive income of Opinac of $25.2 million, which is entirely made up of foreign currency translation adjustment, is no longer included in Niagara Mohawk’s “Accumulated Other Comprehensive Income (Loss).” (See Note 1)
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
The purchase accounting method was used to account for the acquisition of Holdings by National Grid, which resulted in a purchase accounting adjustment of $138.5 million to Niagara Mohawk’s retained earnings. This also resulted in a reduction to the premium on capital stock of $2,364.0 million, a reduction in the repurchase of Holdings’ common stock of $407.2 million and an increase of $2,711.4 million in other paid-in-capital.

At March 31, 2002, there were no open positions in instruments qualifying for hedge accounting.

(in thousands of dollars)	Gas Supply	Electric Supply	Total
Derivatives designated as cash flow hedges
at January 1, 2001	$ (12,967)	$ (4,442)	$ (17,409)
Changes in fair value recognized in 2001	29,342	(1,469)	27,873
Reclassifications to expense	(7,458)	5,911	(1,547)

Total hedging activity included in Accumulated other
comprehensive income at December 31, 2001	8,917	-	8,917
Changes in fair value recognized in 2002	1,281	411	1,692
Reclassifications to expense	(10,198)	(411)	(10,609)

Total hedging activity included in Accumulated other
comprehensive income at March 31, 2002	$ -	$ -	$ -

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

				In thousands of dollars		Redemption price
	Shares					per share
	March 31,	December 31,	March 31,	December 31,		(Before adding
Series	2002	2001	2002	2001	2000	accumulated dividends)
Preferred $100 par value:			(Successor)	(Predecessor)

3.40%	64,402	200,000	$ 6,440	$ 20,000	$ 20,000	$103.50
3.60%	143,018	350,000	14,302	35,000	35,000	104.85
3.90%	102,138	240,000	10,214	24,000	24,000	106.00
4.10%	60,721	210,000	6,072	21,000	21,000	102.00
4.85%	40,355	250,000	4,036	25,000	25,000	102.00
5.25%	36,921	200,000	3,692	20,000	20,000	102.00
6.10%	-	250,000	-	25,000	25,000	N/A
7.72%	-	400,000	-	40,000	40,000	N/A

Preferred $25 par value:

Adjustable Rate -
Series A	-	1,200,000	-	30,000	30,000	N/A
Series C	-	2,000,000	-	50,000	50,000	N/A
Series D	1,113,100	3,000,000	55,655	150,000	150,000	50.00 *

			$ 100,411	$ 440,000	$ 440,000

* Not redeemable prior to December 31, 2004.

N/A = not applicable

NIAGARA MOHAWK MANDATORILY REDEEMABLE PREFERRED STOCK

Niagara Mohawk redeemed all of its mandatorily redeemable preferred stock in March 2002. Prior to such redemption, these series required mandatory sinking funds for annual redemption.

			Shares		In thousands of dollars

	March 31,	December 31,			March 31,	December 31,
Series	2002	2001		2000	2002	2001	2000
Preferred $100 par value:	(Successor)	(Predecessor)			(Successor)	(Predecessor)

7.45%	-	150,000		168,000	$ -	$ 15,000	$ 16,800
Preferred $25 par value:
7.85%	-	-		182,801	-	-	4,570
Adjustable Rate -
Series B	-	1,550,000		1,600,000	-	38,750	40,000

					-	53,750	61,370
Less sinking fund requirements					-	3,050	7,620

					$ -	$ 50,700	$ 53,750

NIAGARA MOHAWK LONG-TERM DEBT

Long-term debt consisted of the following:

	Shares			In thousands of dollars

	March 31,	December 31,		March 31,	December 31,
Series	2002	2001	2000	2002	2001	2000
Preferred $100 par value:	(Successor)	(Predecessor)		(Successor)	(Predecessor)

7.45%	-	150,000	168,000	$ -	$ 15,000	$ 16,800
Preferred $25 par value:
7.85%	-	-	182,801	-	-	4,570
Adjustable Rate -
Series B	-	1,550,000	1,600,000	-	38,750	40,000

				-	53,750	61,370
Less sinking fund requirements				-	3,050	7,620

				$ -	$ 50,700	$ 53,750

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

EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2002, and the year ended December 31, 2000 and 1999, Niagara Mohawk defeased or redeemed approximately $119 million, $95 million and $822 million, respectively, in long-term debt prior to its scheduled maturity. Niagara Mohawk charged to earnings approximately $0.9 million and $23.8 million, after tax, for the year ended December 31, 2000 and 1999, respectively, for redemption premiums incurred and unamortized debt expense and issuance costs.

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

NOTE 6. FEDERAL, STATE AND FOREIGN INCOME TAXES

Following is a summary of the components of federal and state income tax and a reconciliation between the amount of federal income tax expense reported in the Consolidated Statements of Income and the computed amount at the statutory tax rate:

	60 Day Period	30 Day Period	Three Months
	Ended	Ended	Ended
	March 31,	January 30,	March 31,	Year Ended December 31,
	2002	2002	2001	2001	2000	1999
In thousands of dollars			(Unaudited)
			RESTATED	RESTATED	RESTATED	RESTATED
	(Sucessor)	(Predecessor)	(Predecessor)	(Predecessor)		(Predecessor)

Components of federal, state and
foreign income taxes:

Current tax expense (benefit):
Federal	$ (1,672)	$ 10,395	$ 6,519	$ 3,637	$ 17,908	$ 12,586
State (a)	(6,698)	357	430	386	468	143
	(8,370)	10,752	6,949	4,023	18,376	12,729
Deferred tax expense (benefit):
Federal	24,106	(6,194)	11,108	(84,073)	(26,523)	(10,614)
State (a)	10,098	(780)	(1,109)	1,178	(5,422)	-
	34,204	(6,974)	9,999	(82,895)	(31,945)	(10,614)

Total	$ 25,834	$ 3,778	$ 16,948	$ (78,872)	$ (13,569)	$ 2,115

  Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.

Reconciliation between federal income taxes and the tax computed at prevailing U.S. statutory rate on income before income taxes:

30 Day Period	Three Months
60 Day Period	Ended	Ended
March 31,	January 30,	March 31,	Year Ended December 31,
	2002	2002	2001	2001	2000	1999
(Unaudited)
			RESTATED	RESTATED	RESTATED	RESTATED
Computed tax	$ 19,768	$ (5,883)	$ 17,835	$ (20,830)	$ (14,425)	$ (2,691)
	(Successor)		(Predecessor)
Increase (reduction) including those attributable to
flow-through of certain tax adjustments:

Depreciation	3,202	1,493	17,112	18,620	27,366	21,380
Cost of removal	(1,139)	(583)	(7,682)	(6,441)	(6,936)	(6,809)
Allowance for funds used
during construction	133	47	(1,527)	(806)	(1,179)	(2,538)
State income taxes (a)	2,541	1,839	(765)	1,564	(4,954)	143
Non-deductible Executive
compensation	-	9,878	-	-	-	-
Goodwill Adjustments	-	(1,953)	-	-	-	-
Expiring foreign tax credits	-	-	-	-	-	692
Pension settlement amortization	-	-	-	-	(758)	(278)
Debt premium & mortgage
recording tax	275	51	661	664	806	14,402
Real estate taxes	-	-	-	(414)	(5,860)	3,540
Amortization of capital stock	-	40	661	548	634	99
Dividends exclusion - federal
income tax returns	(67)	(34)	(486)	(468)	(517)	(449)
Vacation pay adjustment	-	-	-	76	420	(36)
Provided at other than statutory
rate	4	(2)	-	(4)	(1,186)	1,185
Supplemental Executive
Retirement trust fund	-	-	-	-	(446)	(268)
Settlement of IRS exams	-	-	-	-	(1,852)	-
Voluntary Early Retirement
Plan	-	-	-	11,272	-	-
Allocation Percentage/Annualization	-	-	(3,002)	-	-	-
Subsidiaries	(173)	(96)	(313)	(1,115)	3	(876)
Reserve for Hydra-Co sale expenses	-	-	-	-	-	(1,181)
Deferred investment tax credit
reversal (b)	(528)	(258)	(7,420)	(86,034)	(6,110)	(23,539)
Other	1,818	(761)	1,874	4,496	1,425	(661)
	6,066	9,661	(887)	(58,042)	856	4,806
Federal income taxes	$ 25,834	$ 3,778	$ 16,948	$ (78,872)	$ (13,569)	$ 2,115

  Effective date of New York State income tax implementation for Niagara Mohawk was January 1, 2000.
(b) Deferred investment tax credits of $79.7 million, $0.8 million and $16.2 million related to the generation assets that have been sold have been taken into income in 2001, 2000 and 1999, respectively, in accordance with IRS rules.
The deferred tax liabilities (assets) were comprised of the following:

In thousands of dollars	March 31,	December 31,
	2002	2001	2000
	(Successor)	(Predecessor)
	RESTATED	RESTATED	RESTATED

Alternative minimum tax	$ (96,481)	$ (95,899)	$ (93,228)
Unbilled revenues	(23,052)	(23,052)	(13,964)
Non-utilized NOL carryforward	(607,292)	(637,558)	(804,503)
Liability for environmental costs	(126,225)	(129,625)	(121,125)
VERO	(249,150)	-	-
Other	(286,657)	(375,224)	(481,261)
Total deferred tax assets	(1,388,857)	(1,261,358)	(1,514,081)

Depreciation related	810,180	781,730	1,285,180
Investment tax credit related	49,115	23,026	62,734
Deferred environmental restoration costs	126,225	129,625	121,125
Merger rate plan stranded costs	1,169,525	1,370,605	1,037,106
Merger fair value pension and OPEB adjustment	188,856	-	-
Other	103,484	357,225	436,722
Total deferred tax liabilities	2,447,385	2,662,211	2,942,867

Accumulated deferred income
taxes	$ 1,058,528	$ 1,400,853	$ 1,428,786

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

The changes in benefit obligations, plan assets and plan funded status for these pension and other retirement plans are summarized as follows:

In thousands of dollars	Pension Benefits			Other Retirement Benefits
	March 31,	December 31,		March 31,	December 31,
	2002	2001	2000	2002	2001	2000
Change in benefit obligation:	(Successor)	(Predecessor)		(Successor)	(Predecessor)

Benefit obligation at January 1	$ 1,246,620	$ 1,183,775	$ 1,111,833	$ 651,423	$ 562,594	$ 519,058
Service cost	7,752	32,046	32,502	2,412	11,265	11,784
Interest cost	22,453	88,315	86,262	12,599	41,664	39,601
Benefits paid to participants	(49,100)	(125,038)	(92,313)	(11,402)	(47,695)	(40,528)
Plan amendments	-	37,092	390	15,012	22,960	-
Curtailments	-	(18,603)	(178)	-	(16,016)	(1,514)
Settlements	(79,165)	(21,199)	(12,728)	-	-	-
Actuarial (gain) loss	12,915	70,232	58,007	64,674	76,651	34,193
Special Termination Benefits	69,674	-	-	8,571	-	-
Benefit obligation at end of period	1,231,149	1,246,620	1,183,775	743,289	651,423	562,594

Change in plan assets:

Fair value of plan assets at January 1	1,076,277	1,256,720	1,344,647	268,740	271,973	245,090
Contributions	23,404	4,000	29,247	-	-	-
Net return on plan assets	2,500	(59,838)	(10,856)	8,130	(3,233)	26,883
Benefits paid to participants	(49,100)	(124,605)	(91,085)	-	-	-
Settlements	(64,546)	-	(15,233)	-	-	-
Fair value of plan assets at end of period	988,535	1,076,277	1,256,720	276,870	268,740	271,973

Funded status	(242,614)	(170,342)	72,945	(466,419)	(382,683)	(290,621)
Unrecognized initial obligation	-	6,800	10,253	-	119,790	130,680
Unrecognized net gain (loss) from actual
return on plan assets	19,817	(92,527)	(249,756)	(2,600)	-	-
Unrecognized net loss (gain) from past
experience different from that assumed	(29,448)	77,107	39,939	(24,129)	96,681	9,262
Unrecognized prior service cost	-	86,894	73,290	-	14,606	(6,166)
Intangible Asset	-	(16,136)	(391)	-	-	-
Accumulated other comprehensive income	-	(11,818)	(8,004)	-	-	-
Benefits liability on Niagara Mohawk's
consolidated balance sheet	$ (252,245)	$ (120,022)	$ (61,724)	$ (493,148)	$ (151,606)	$ (156,845)
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

(in millions of dollars)
	Charged to Expense	Deferred in Merger Rate Plan Stranded Cost	Totals
Pension benefits	$ 25.7	$ 44.0	$ 69.7
Other post-retirement benefits		8.6	8.6
	$ 25.7	$ 52.6	$ 78.3

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

In thousands of dollars
Pension Benefits	Other Postretirement Benefits
60 Day	30 Day	60 Day	30 Day
Period	Period	Period	Period
Ended	Ended	Ended	Ended
March 31,	January 30,	December 31,	March 31,	January 30,	December 31,
2002	2002	2001	2000	2002	2002	2001	2000
(Predecessor)	(Successor)	(Predecessor)	(Successor)
Service cost	$ 4,886	$ 2,866	$ 32,046	$ 32,502	$1,348	$1,064	$11,265	$11,784
Interest cost	14,637	7,816	88,315	86,262	8,806	3,792	41,664	39,601
Expected return
on plan assets	(14,751)	(7,567)	(94,247)	(95,399)	(3,458)	(2,071)	(24,436)	(21,277)
Amortization of the
initial obligation	-	191	2,240	2,381	-	908	10,890	10,890
Amortization of
gains and losses	-	(174)	(1,122)	(5,028)	-	1,332	7,101	4,841
Amortization of prior
service costs	-	801	8,464	7,230	-	302	(7,207)	(9,244)

Net benefit cost before
curtailments and
settlements	4,772	3,933	35,696	27,948	6,696	5,327	39,277	36,595
Curtailment (gain) loss	-	-	14,063	1,025	-	-	3,179	(1,635)
Settlement (gain) loss	(16,726)	-	14,689	(2,232)	-	-	-	-
Special Termination Benefits	44,000	25,674	-	-	8,571	-	-	-

Net benefit cost (1)	$ 32,046	$ 29,607	$ 64,448	$ 26,741	$ 15,267	$ 5,327	$ 42,456	$ 34,960
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
(in thousands of dollars)
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

	(In thousands of dollars)
	Estimated	Estimated		Estimated		Estimated
Fiscal Year	Fixed Costs	Variable Costs		Purchased		Purchased
Ended		Capacity,		Capacity		Energy
March 31,	Capacity	Energy and Taxes **	Total	(in MW)		(in MWh)

2003	$52,810	$527,728	$580,538	3,265		12,461,804
2004	35,082	520,149	555,231	3,243		12,274,313
2005	18,795	455,471	474,266	2,023		10,699,916
2006	15,207	390,410	405,617	1,394		9,198,028
2007	15,337	385,733	401,070	1,393		9,270,468
2008-2017	59,572	2,042,284	2,101,856	1,351	*	39,010,449

∗ MW value represents the average annual quantity of purchased capacity
∗∗ Does not include puts (see below)

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

At March 31, 2002, Niagara Mohawk had long-term contracts to purchase electric power from the following generation facilities owned by NYPA:

	Expiration	Purchased	Estimated	Estimated
	date of	capacity	annual	annual
Facility	contract	in MW	capacity cost	energy cost

Niagara - hydroelectric
project	2007	934	$ 31,596,000	$ 34,250,000
St. Lawrence - hydroelectric
project	2007	104	1,258,000	3,153,000
Blenheim-Gilboa - pumped
storage generating station	2002	270	1,900,000	6,950,000

		1,308	$ 34,754,000	$ 44,353,000

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

	March 31, 2002			December 31, 2001			December 31, 2000
(in thousands of dollars)	Carrying	Fair		Carrying	Fair		Carrying	Fair
	Amount	Value	Units	Amount	Value	Units	Amount	Value	Units
	(Successor)			(Predecessor)
Non-Derivative Instruments
Cash and temporary
cash investments	$ 31,455	$ 31,455		$ 125,979	$ 125,979		$ 77,070	$ 77,070
Mandatorily redeemable
preferred stock	-	-		53,750	57,799		61,370	60,684
Long-term debt:
First Mortgage Bonds	1,818,988	1,913,587		1,938,000	2,053,852		2,248,000	2,265,265
Senior Notes	2,446,713	2,552,809		2,448,625	2,565,129		2,415,816	2,420,143
Promissory Notes	413,760	413,760		413,760	413,760		413,760	413,760
Other	9,695	9,695		159,694	159,694		331,535	331,535

Derivative Instruments - Not Qualified as Hedges
Liability for Swap Contracts	(653,949)	(653,949)		(733,487)	(733,487)		(778,229)	(778,229)
Gas Futures - IPP Swaps	-	-		(6,191)	(6,191)	3270 Dth	44,882	44,882	16460 Dth
Gas Futures - Non-MRA IPP	-	-		(595)	(595)	310 Dth	5,262	5,262	1930 Dth
Gas Basis Swaps	-	-		-	-		2,486	2,486	20170 Dth
Oil Commodity Swap	-	-		-	-		(2,719)	(2,719)	7720 bbl

Derivative Instruments - Cash Flow Hedges
Gas Futures - Gas Supply	-	-		(5,484)	(5,484)	3060 Dth	8,000	8,000	1600 Dth
Electric Swaps	-	-		-	-		4,442	4,442	714 MWh

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

The recorded fair values and cost basis of Niagara Mohawk’s investments in debt and equity securities is as follows:

(In thousands of dollars)		Quarter Ended				Year Ended				Year Ended
	March 31, 2002				December 31, 2001				December 31, 2000
		Gross Unrealized		Fair		Gross Unrealized		Fair		Gross Unrealized		Fair
Security Type	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value

Commercial Paper	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 375,228	$ 1,982	$ -	$ 377,210
Tax Exempt
Obligations					-	-	-	-	8,588	308	(19)	8,877
Corporate
Obligations	22,128	77	(1,216)	20,989	42,165	31	(1,249)	40,947	52,103	90	(108)	52,085
Other	3,580	-	-	3,580	3,353	-	-	3,353	15,233	-	-	15,233

	$25,708	$ 77	$ (1,216)	$24,569	$ 45,518	$ 31	$ (1,249)	$ 44,300	$ 451,152	$ 2,380	$ (127)	$ 453,405

Using the specific identification method to determine cost, the gross realized gains and gross realized losses were:

(In thousands of dollars)	Quarter
	Ended
	March 31,	Year ended December 31,
	2002	2001	2000	1999

Realized gains	$ -	$ 258	$ 1,993	$ 26,609
Realized losses	-	115	26	15,140

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

				Options
				Wtd. Avg.
				Exercise
	SARs*	Units	Options	Price

Outstanding at December 31, 1998	2,739,700	933,439	286,583	$ 17.87
Granted	253,200	148,531	-
Exercised	(5,500)	(173,991)	-
Forfeited	(134,838)	(42,985)	(39,208)	18.56
Outstanding at December 31, 1999	2,852,562	864,994	247,375	17.76
Granted	574,500	647,049	-
Exercised	(44,700)	(478,470)	-
Forfeited	(29,500)	(29,097)	(54,000)	17.94
Outstanding at December 31, 2000	3,352,862	1,004,476	193,375	17.71
Granted	-	662,281	-
Exercised	(190,611)	(336,423)	-
Forfeited	(5,347)	(21,337)	-	-
Outstanding at December 31, 2001	3,156,904	1,308,997	193,375	17.50
Granted	-	-	-
Exercised	(1,438,545)	(1,044,997)	(102,625)
Forfeited	(2,400)	(264,000)	(90,750)	17.50
Outstanding at January 31, 2002	1,715,959	-	-	-
Conversion of Holdings' stock to ADSs	(709,817)
Granted	-
Exercised	(46,257)
Forfeited	-
Outstanding at March 31, 2002	959,885	-	-	-

* Note: The SARs related to Holdings' stock prior to the merger and ADSs subsequent to the merger on January 31, 2002.

Stock units were normally payable in cash at the end of a defined vesting period, determined at the date of the grant, based upon Holdings’ stock price for a defined period. SARs normally became exercisable, as determined at the grant date and are payable in cash based upon the increase in Holdings’ stock price from a specified level prior to the merger date.

Niagara Mohawk's SARs and Units provided for the acceleration of the vesting period upon the occurrence of certain events relating to a change in control, merger, sale of assets or liquidation of the company. The units were paid upon the closing of the merger. However, outstanding SARs remain exercisable subsequent to the Merger Effective Date. As a result, upon the closing of the merger there were no Units outstanding, but SARs remain exercisable through the balance of their exercise period. Options granted over the period 1992 to 1995 were exercisable with expirations ten years from the grant date. Upon the closing of the merger, each stock option outstanding was cancelled and entitled the holder to receive an amount in cash. See Note 2 for further information regarding the merger.

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

The following quarterly financial data has been restated from that which was previously reported. Refer to Note 12 for discussion of the restatements. The quarterly impact of each of the restatements on the respective quarterly accounts is presented as notes to each detailed quarterly table below.

Niagara Mohawk Power Corporation

		In thousands of dollars
				Net
		Operating	Operating	Income
		Revenues	Income (Loss)	(Loss)
Quarter Ended		RESTATED	RESTATED	RESTATED
December 31,	2001	$ 982,963	$ 110,911	$ (1,851)
	2000	975,315	39,616	(45,040)
September 30,	2001	$ 1,007,839	$ 17,101	$ 11,848
	2000	909,537	128,692	11,914
June 30,	2001	$ 944,205	$ 73,279	$ (24,648)
	2000	907,204	77,452	(14,020)
March 31,	2001	$ 1,179,706	$ 157,136	$ 34,009
	2000	1,073,893	185,019	19,500

Niagara Mohawk Power Corporation

			In thousands of dollars

							Net
			Operating		Operating		Income
Quarter nded			Revenues		Income (Loss)		(Loss)
December 31,	2001	As Reported	$ 987,588		$ 115,107		$ 2,163
	2001	RESTATED	982,963	(a)	110,911	(a), (c)	(1,851)	(a), (c)
								(e), (f)

	2000	As Reported	975,315		39,696		(43,706)
	2000	RESTATED	975,315		39,616	(c), (d)	(45,040)	(c), (d)
								(e), (f)

			2001	2000
(a) - Revenue deferral reconciliation			$ (4,625)	$ -
(c) - Injuries and damages			429	(621)
(d) - PSC Settlement-operating			-	541
(e) - PSC Settlement-nonoperating			(2,494)	(2,142)
(f) - Taxes associated with adjustments			2,676	888
For further information on these adjustments see Note 12 "Restatement of Financial Statements"

			Operating		Operating		Income
Quarter nded			Revenues		Income (Loss)		(Loss)
September 30,	2001	As Reported	$ 1,009,946		$ 18,779		$ 14,351
	2001	RESTATED	1,007,839	(a)	17,101	(a), (c)	11,848	(a), (c)
								(e), (f)

	2000	As Reported	909,537		128,772		13,247
	2000	RESTATED	909,537		128,692	(c), (d)	11,914	(c), (d)
								(e), (f)

			2001	2000
(a) - Revenue deferral reconciliation			$ (2,107)	$ -
(c) - Injuries and damages			429	(621)
(d) - PSC Settlement-operating			-	541
(e) - PSC Settlement-nonoperating			(2,494)	(2,142)
(f) - Taxes associated with adjustments			1,669	889
For further information on these adjustments see Note 12 "Restatement of Financial Statements"

			In thousands of dollars
			Operating		Operating		Income
Quarter Ended			Revenues		Income (Loss)		(Loss)
June 30,	2001	As Reported	$ 946,151		$ 74,796		$ (22,242)
	2001	RESTATED	944,205	(a)	73,279	(a), (c)	(24,648)	(a), (c)
								(e), (f)

	2000	As Reported	907,204		77,532		(12,686)
	2000	RESTATED	907,204		77,452	(c), (d)	(14,020)	(c), (d)
								(e), (f)

			2001	2000
(a) - Revenue deferral reconciliation			$ (1,946)	$ -
(c) - Injuries and damages			429	(621)
(d) - PSC Settlement-operating			-	541
(e) - PSC Settlement-nonoperating			(2,494)	(2,142)
(f) - Taxes associated with adjustments			1,605	888
For further information on these adjustments see Note 12 "Restatement of Financial Statements"

			Operating		Operating		Income
Quarter Ended			Revenues		Income (Loss)		(Loss)
March 31,	2001	As Reported	1,179,706		156,707		35,249
	2001	RESTATED	1,179,706		157,136	(c)	34,009	(c), (d)
								(e), (f)

	2000	As Reported	1,073,893		185,100		20,833
	2000	RESTATED	1,073,893		185,020	(c), (d)	19,500	(c), (d)
								(e), (f)

			2001	2000
(a) - Revenue deferral reconciliation			$ -	$ -
(c) - Injuries and damages			429	(621)
(d) - PSC Settlement-operating			-	541
(e) - PSC Settlement-nonoperating			(2,494)	(2,142)
(f) - Taxes associated with adjustments			825	889
For further information on these adjustments see Note 12 "Restatement of Financial Statements"

Note 12. Restatement of Financial Statements

Subsequent to the acquisition of Holdings by National Grid Group plc, Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in the pre-acquisition accounts of Niagara Mohawk which required Niagara Mohawk to restate its consolidated financial statements as of December 31, 1998 and for each of the three years in the period ended December 31, 2001, as well as for the thirty day period ended January 30, 2002 and the sixty day period ended March 31, 2002. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. A description of each of the adjustments follows:

Regulatory liabilities: Primarily during years prior to 1999, Niagara Mohawk should have recorded certain net regulatory liabilities to customers in connection with reconciliations of revenues received to costs incurred pursuant to New York State Public Service Commission (the “Commission”) requirements. Additionally, beginning in 1995, Niagara Mohawk failed to record a regulatory liability for interest charges on internal reserves for funding required to employee benefit plans consistent with the Commission’s Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other than Pensions, Case No. 91-M-0890 (September 7, 1993).

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $19 million in 2001, $6 million in 2000 and $8 million in 1999, as well as an after-tax reduction of retained earnings of $47 million at December 31, 1998.

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset reduces pre-tax income by $2 million in 1999. Additionally, this adjustment results in an after-tax reduction to retained earnings of $16 million at December 31, 1998.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in 2001 by $2 million and decreases pre-tax income by $2 million in both 2000 and 1999 and reduces after-tax retained earnings by $7 million at December 31, 1998.

The following table presents the effects of the aforementioned adjustments on the statements of operations and balance sheets of Niagara Mohawk for each of the respective periods.

	At March 31, 2002	Previously				As
	(in 000's)	Reported		Adjustments		Restated

	Balance Sheet:

	Goodwill	1,145,608		85,155	(a)	1,230,763

Cash		31,455		(21,573)	(b)	9,882

	Restricted Cash	-		8,082	(b)	8,082

	Accounts Receivable	543,592		(8,678)	(c)	534,914

	Total Current Assets	668,893		(22,169)	(x)	646,724

	Regulatory tax asset	208,556		(4,651)	(d)	203,905

	Regulatory Assets--Other	258,491		(27,100)	(e)	231,391

	Total Regulatory Assets	5,243,666		(31,751)	(x)	5,211,915

	Total Assets	12,020,649		31,235	(x)	12,051,884

	Accounts Payable	253,168		(13,491)	(b)	239,677

	Current Liabilities--Other	125,967		(1,112)	(f)	124,855

	Total Current Liabilities	1,473,215		(14,603)	(x)	1,458,612

	Regulatory and other liabilities--Accumulated
	deferred income taxes	1,109,328		(50,800)	(d)	1,058,528

	Regulatory and other liabilities--Other	555,009		87,043	(c)	651,647
				9,595	(f)

	Total Regulatory and other liabilities	3,063,679		45,838	(x)	3,109,517

	Total Liabilities and Shareholder's Equity	12,020,649		31,235	(x)	12,051,884

(a) -	Cumulative effect of adjustments on goodwill balance		(e) -	Regulatory asset write-off
(b) -	Reclassification to conform with current year presentation		(f) -	Injuries and damages
(c) -	Regulatory liability adjustment		(x)	Subtotal, see above adjustments
(d) -	Tax effect on adjustments

Three Months ended March 31, 2001 (unaudited)		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Other Operations and Maintenance Expense		$ 248,625	(429)	(a)	$ 248,196

	Total Operating Expenses	1,022,999	(429)	(x)	1,022,570

	Operating Income	156,707	429	(x)	157,136

	Income (loss) before interest charges	155,918	429	(x)	156,347

Interest charges		102,895	2,494	(b)	105,389

	Income (loss) before income taxes	53,023	(2,065)	(x)	50,958

Income Tax Expense		17,774	(826)	(c)	16,948

	Net Income (Loss)	35,249	(1,239)	(x)	34,010

	Balance available for common stock	27,491	(1,239)	(x)	26,252

(a) -	Injuries and damages
(b) -	Regulatory liability adjustment
(c) -	Income tax associated with adjustments
(x) -	Subtotal, see above adjustments

Year ended December 31, 2001		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Electric Operating Revenues		$3,401,890	$ (8,678)	(a)	$3,393,212

	Total Operating Revenues	4,123,391	(8,678)	(x)	4,114,713

Other Operations and Maintenance Expense		954,568	(1,715)	(b)	952,853

	Total Operating Expenses	3,758,002	(1,715)	(x)	3,756,287

	Operating Income	365,389	(6,963)	(x)	358,426

	Income (loss) before interest charges	349,831	(6,963)	(x)	342,868

Interest Expense		392,406	9,976	(c)	402,382

	Income (loss) before income taxes	(42,575)	(16,939)	(x)	(59,514)

Income Tax Expense		(72,096)	(6,776)	(d)	(78,872)

	Net Income (Loss)	29,521	(10,163)	(x)	19,358

	Balance available for common stock	(1,329)	(10,163)	(x)	(11,492)

(a) -	Regulatory liability adjustment
(b) -	Injuries and damages
(c) -	Regulatory liability adjustment
(d) -	Taxes associated with adjustments
(x) -	Subtotal, see above adjustments

At December 31, 2001		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Cash		125,979		(28,745)	(a)	97,234

Restricted Cash		-		28,745	(a)	28,745

Accounts Receivable		390,277		(8,678)	(b)	381,599

	Total Current Assets	650,037		(8,678)	(x)	641,359

Regulatory Assets--Regulatory Tax Asset		179,809		(4,651)	(c)	175,158

Regulatory Assets--Other		301,531		(27,100)	(d)	274,431

	Total Regulatory Assets	5,826,765		(31,751)	(x)	5,795,014

	Total Assets	11,476,983		(40,429)	(x)	11,436,554

Retained Earnings		260,617		(93,573)	(e)	167,044

	Total Common equity	2,386,998		(93,573)	(x)	2,293,425

	Total Capitalization	7,284,929		(93,573)	(x)	7,191,356

Current Liabilities--Other		145,688		3,500	(f)	149,188

	Total Current Liabilities	1,037,882		3,500	(x)	1,041,382

Regulatory and other liabilities--Accumulated
	deferred income taxes	1,457,875		(57,022)	(c)	1,400,853

Regulatory and other liabilities--Other		386,182		106,666	(b)	492,848

	Total Regulatory and other liabilities	2,849,172		49,644	(x)	2,898,816

	Total Liabilities and Shareholder's Equity	11,476,983		(40,429)	(x)	11,436,554

(a) -	Reclassification to conform with current year presentation		(e) -	Cumulative affect of adjustments
(b) -	Regulatory liability adjustment		(f) -	Injuries and damages
(c) -	Taxes associated with adjustments		(x) -	Subtotal, see above adjustments
(d) -	Regulatory asset write-off

Year ended December 31, 2000		Reported			As
(in 000's)		(1)	Adjustments		Restated

Statement of Operations:

Other Operations and Maintenance Expense		$ 888,067	$ (2,167)	(a)	$ 888,387
			2,487	(b)

	Total Operating Expenses	3,434,849	320	(x)	3,435,169

	Operating Income	431,100	(320)	(x)	430,780

	Income (loss) before interest charges	404,947	(320)	(x)	404,627

Interest Expense		437,274	8,568	(a)	445,842

	Income (loss) before income taxes	(32,327)	(8,888)	(x)	(41,215)

Income tax expense		(10,015)	(3,554)	(c)	(13,569)

	Net Income (Loss)	(22,312)	(5,334)	(x)	(27,646)

	Balance available for common stock	(53,749)	(5,334)	(x)	(59,083)

(1) -	Amounts have been adjusted to reflect the reclassification of gains associated with the extinguishments
	of debt. See Note 13 "Extraordinary Loss Reclassification Adjustment" in Notes to Consolidated
	Financial Statements for additional information.
(a) -	Regulatory liability adjustment
(b) -	Injuries and damages
(c) -	Taxes associated with adjustments
(x) -	Subtotal, see above adjustments

At December 31, 2000		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Cash		77,070		(10,946)	(a)	66,124

Restricted Cash		-		10,946	(a)	10,946

	Total Current Assets	697,978		-	(x)	697,978

Regulatory Assets--Regulatory Tax Asset		408,303		(4,651)	(b)	403,652

Regulatory Assets--Other		191,524		(27,100)	(c)	164,424

	Total Regulatory Assets	5,316,007		(31,751)	(x)	5,284,256

	Total Assets	12,302,075		(31,751)	(x)	12,270,324

Retained Earnings		299,106		(83,410)	(d)	215,696

	Total Common equity	2,434,223		(83,410)	(x)	2,350,813

	Total Capitalization	7,591,354		(83,410)	(x)	7,507,944

Current Liabilities--Other		150,427		3,500	(e)	153,927

	Total Current Liabilities	1,464,198		3,500	(x)	1,467,698

Regulatory and other liabilities--Accumulated
	deferred income taxes	1,479,032		(50,246)	(c)	1,428,786

Regulatory and other liabilities--Other		419,288		87,095	(f)	517,693
				11,310	(e)

	Total Regulatory and other liabilities	2,961,523		48,159	(x)	3,009,682

	Total Liabilities and Shareholder's Equity	12,302,075		(31,751)	(x)	12,270,324

(a) -	Reclassification to conform with current year presentation		(e) -	Injuries and damages
(b) -	Taxes associated with adjustments		(f) -	Regulatory liability adjustment
(c) -	Regulatory asset write-off		(x) -	Subtotal, see above adjustments
(d) -	Cumulative effect of adjustments

		Previously
Year ended December 31, 1999		Reported			As
(in 000's)		(1)	Adjustments		Restated

Statement of Operations:

Other Operations and Maintenance Expense		$ 911,746	$ 1,900	(a)	$ 915,691
			2,045	(b)

	Total Operating Expenses	3,295,789	3,945	(x)	3,299,734

	Operating Income	531,551	(3,945)	(x)	527,606

	Income (loss) before interest charges	489,386	(3,945)	(x)	485,441

Interest Expense		485,240	7,747	(b)	492,987

	Income (loss) before income taxes	4,146	(11,692)	(x)	(7,546)

Income Tax Expense		6,207	(4,092)	(c)	2,115

	Net Income (Loss)	(2,061)	(7,600)	(x)	(9,661)

	Balance available for common stock	(38,869)	(7,600)	(x)	(46,469)

(1) -	Amounts have been adjusted to reflect the reclassification of gains associated with the extinguishments
	of debt. See Note 13 "Extraordinary Loss Reclassification Adjustment" in Notes to Consolidated
	Financial Statements for additional information.
(a) -	Regulatory asset write-off
(b) -	Injuries and damages
(c) -	Taxes associated with adjustments
(x) -	Subtotal, see above adjustments

Note 13. Extraordinary Loss Reclassification Adjustment

On April 1, 2002 Niagara Mohawk adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 Reporting Gains and Losses from Extinguishment of Debt which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. Accordingly, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented and does not meet the criteria in APB Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for classification as an extraordinary item was reclassified to Other Income (Deductions). The effect of this reclassification in the accompanying Consolidated Statements of Operations was a decrease to Other Income (Deductions) of $1.4 million and $36.6 million and a decrease to income taxes of $0.5 million and $12.8 million, from amounts previously reported, for the years ended December 31, 2000 and 1999, respectively.
ELECTRIC STATISTICS (Unaudited)

	Quarter Ended	Quarter Ended
	March 31,	March 31,	Year Ended December 31,
	2002	2001	2001	2000	1999

			(millions of KWh)
Electric sales:
Residential	2,687	2,798	9,835	9,840	10,227
Commercial	2,352	2,550	9,896	10,051	11,838
Industrial	1,186	1,428	5,416	5,934	6,985
Industrial-Special	949	1,116	4,653	4,285	4,506
Other	43	45	155	167	200
Distribution of energy (delivery only)	1,103	946	3,908	4,012	1,334
Other electric systems	1,100	435	6,068	2,017	1,666
Total electric sales	9,420	9,318	39,931	36,306	36,756

			(thousands of dollars)
Electric revenues:
Residential	$ 328,357	$ 326,209	$ 1,202,676	$ 1,187,151	$ 1,250,295
Commercial	246,878	261,183	1,061,871	1,033,783	1,192,390
Industrial	89,157	111,264	448,277	453,430	485,009
Industrial-Special	14,188	16,382	65,393	62,805	65,178
Other	9,543	4,812	31,189	39,765	50,294
Other electric systems	29,338	28,451	230,960	112,970	47,851
Distribution of energy	57,169	37,972	176,896	179,821	56,068
Transmission of energy	35,501	44,059	128,560	117,269	100,455
Miscellaneous	12,558	(6,766)	47,390	20,453	217
Total electric revenue	$ 822,689	$ 823,566	$ 3,393,212	$ 3,207,447	$ 3,247,757

Electric customers (average)	1,529,083	1,521,258	1,524,162	1,532,140	1,550,225

GAS STATISTICS (Unaudited)

	Quarter Ended	Quarter Ended
	March 31,	March 31,	Year Ended December 31,
	2002	2001	2001	2000	1999

			(thousands of Dth)
Gas sales:
Residential	20,751	26,437	48,896	54,299	51,624
Commercial	6,967	8,122	14,791	16,193	16,505
Industrial	123	201	394	493	453
Total sales	27,841	34,760	64,081	70,985	68,582
Other gas systems	5		12	13	10
Spot market	-	-	-	592	1,834
Transportation of customer -
owned gas	32,417	32,951	125,773	140,127	137,240
Total gas delivered	60,263	67,711	189,866	211,717	207,666

Gas revenues:
Residential	$ 154,192	$ 250,117	$ 491,713	$ 457,929	$ 390,208
Commercial	49,926	80,219	141,931	126,853	107,669
Industrial	749	1,715	3,166	3,037	2,340
Other gas systems	29	6	84	105	57
Spot market	-	-	-	1,604	4,277
Transportation of customer -
owned gas	22,331	16,116	58,924	62,350	58,032
Miscellaneous	2,410	7,967	25,683	6,624	17,000
Total gas revenues	$ 229,637	$ 356,140	$ 721,501	$ 658,502	$ 579,583

Gas customers (average)	553,072	549,525	548,007	544,070	541,956

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

  President of the Company
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

• Senior Vice President of the Company
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

• Senior Vice President of the Company
• Director since 2002

Mr. Pini, age 49, was elected Senior Vice President of the Company, effective January 31, 2002. Previously, he was President of NEES Communications, Inc. from 1997-2002 and Vice President of Retail Customer Service of National Grid USA subsidiaries from 1993-1997.

The information regarding executive officers appears at the end of Part I of this Form 10-K/A Report.

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
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compen- sation ($)( D)
		Salary ($)(A)	Bonus ($)	Other Annual Compen-sation ($)(B)	Awards
					Restricted Stock Award(s) ($)(C)	Securities Underlying Options/SARs (#)
W. F. Edwards President (Elected January 31, 2002)	2002 (E) 2001 2000 1999	99,665 379,994 331,663 269,667	0 222,716 142,816 38,060	0 4,785 0 0	0 354,000 425,938 0	0 0 25,000 0	3,882,601 600,267 80,699 25,646
T. H. Baron Senior Vice President (Elected October 22, 1998)	2002 (E) 2001 2000 1999	72,374 278,297 265,001 236,001	0 138,752 72,149 28,425	531 4,785 111 0	0 354,000 425,938 0	0 0 25,000 0	10,226 968,742 23,459 9,196
L. E. LoBaugh, Jr. Vice President & General Counsel (Elected January 28, 1999)	2002 (E)	53,824	0	886	0	0	3,339
W. J. Synwoldt Vice President & Chief Information Officer (Elected May 7, 1996)	2002 (E)	82,550	0	739	0	0	9,828
J. M. Russo Vice President (Elected June 13, 2000)	2002 (E)	54,599	0	0	0	0	94,943
W. E. Davis Chairman and CEO (End Date January 31, 2002)	2002 (E) 2001 2000 1999	99,514 819,985 754,654 652,993	0 696,216 592,078 78,580	575 4,924 321 0	0 1,309,800 1,591,750	0 0 90,000 0	12,476,545 1,543,647 43,878 39,003
D. D. Kerr President & COO (End Date January 31, 2002)	2002 (E) 2001 2000 1999	90,998 499,991 428,881 345,001	0 365,019 164,596 44,190	585 4,955 250 0	0 725,700 830,563 0	0 0 40,000 0	3,904,562 3,044,838 15,573 12,317
D. J. Arrington Senior Vice President (End Date March 18, 2002)	2002 (E) 2001 2000 1999	78,364 359,993 319,997 269,667	0 231,375 131,144 42,390	581 5,032 456 0	0 354,000 425,938 0	0 0 25,000 0	2,549,515 3,957,730 12,085 9,878

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

The following tables summarize exercises of options by the President, Mr. William F. Edwards, and the other named executive officers, the number of unexercised SARs and options held by them and the spread (the difference between the current market price of the stock and the exercise price of the SAR or option, to the extent that market price at the end of the year exceeds exercise price) on those unexercised SARs or options for the first calendar quarter of 2002. Outstanding Niagara Mohawk SARs were converted using the Exchange Ratio, as defined in the Merger Agreement, to National Grid ADS SARs on the Merger Effective Date, January 31, 2002.

Aggregated Option/SAR Exercises in First Quarter 2002 and Fiscal Year-End Option/SAR Values

Table 1: Aggregated Option/SAR Exercises in January 2002 [Pre-merger].

Name	Options/ SARs Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs on January 31, 2002 (#)		Value of Unexercised Options/SARs on January 31, 2002 ($)(A)
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. F. Edwards	128,400	648,707	0	0	0	0
T. H. Baron	106,900	530,463	0	0	0	0
L. E. LoBaugh, Jr.	0	0	21,000	0	77,000	0
W. J. Synwoldt	3,000	7,545	21,000	0	79,940	0
J. M. Russo	0	0	21,000	0	79,940	0
W. E. Davis	449,000	3,696,148	290,000	0	1,091,600	0
D. D. Kerr	102,500	828,530	120,000	0	456,800	0
D. J. Arrington	71,000	470,815	65,000	0	207,350	0

(A) Calculated based on the closing market price of the Holdings’ common stock on January
31, 2002 ($18.55).

Table 2: Aggregated Option/SAR Exercises in February and March 2002 [Post-merger].

Name	Options/ SARs Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)		Value of Unexercised Options/SARs At Fiscal Year-End ($)(A)
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. F. Edwards	0	0	0	0	0	0
T. H. Baron	0	0	0	0	0	0
L. E. LoBaugh, Jr.	12,312	85,671	0	0	0	0
W. J. Synwoldt	0	0	12,312	0	92,997	0
J. M. Russo	12,312	84,624	0	0	0	0
W. E. Davis	0	0	170,024	0	1,271,897	0
D. D. Kerr	0	0	70,356	0	531,422	0
D. J. Arrington	0	0	38,110	0	247,715	0

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

Annual Retirement Allowance

3-Year Average Annual Salary	Years of Service
	10*	15*	20	25	30	35
$150,000	$ 20,970	$33,705	$ 75,000	$ 75,000	$ 75,000	$ 75,000
250,000	28,220	45,330	135,000	135,000	135,000	135,000
350,000	28,220	45,330	195,000	195,000	195,000	195,000
450,000	28,220	45,330	255,000	255,000	255,000	255,000
550,000	28,220	45,330	315,000	315,000	315,000	315,000
650,000	28,220	45,330	375,000	375,000	375,000	375,000
750,000	28,220	45,330	435,000	435,000	435,000	435,000
850,000	28,220	45,330	495,000	495,000	495,000	495,000
900,000	28,220	45,330	525,000	525,000	525,000	525,000

*Basic Plan benefit only.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Niagara Mohawk Holdings, Inc. owns 100 percent of the voting securities of Niagara Mohawk Power Corporation. As of January 31, 2002, there were no publicly traded outstanding shares of Holdings common stock due to the completion of the merger with National Grid Group plc. All the shares of Holdings common stock outstanding were exchanged for National Grid shares in the form of American Depositary Shares (ADSs), which are listed on the New York Stock Exchange, and/or cash.

The following table indicates the number of National ADSs beneficially owned as of June 3, 2002, by Niagara Mohawk directors, executive officers named in the Summary Compensation Table, and directors/executive officers of Niagara Mohawk as a group, that were serving as a director and/or officer of Niagara Mohawk as of March 31, 2002.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership *	Percent of Class
American Depositary Shares
	Director:
	William F. Edwards	1,594	**
	Michael E. Jesanis	630	**
	Clement E. Nadeau	2,999	**
	Anthony C. Pini	528	**
	Kwong O. Nuey, Jr.	506	**

	Named Executives:
	Thomas H. Baron	1,937	**
	Leslie E. LoBaugh, Jr.	430	**
	William J. Synwoldt	0	**
	Joseph M. Russo	0	**

	All Directors and Executives Officers (27) as a group	37,920	**

Equity Compensation Plans

A summary of our stockholder approved equity compensation plans as of March 31, 2002 is as follows:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (d)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,790,534	$8.32	177,699,048 (e)

Equity compensation plans not approved by security holders	-	-	-

Total	2,790,534	$8.32	177,699,048

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Certain documents filed as part of the Form 10-K/A

(1) INDEX OF FINANCIAL STATEMENTS

  Report of Independent Accountants

  Niagara Mohawk Power Corporation Consolidated Statements of Income (Loss) and Retained Earnings for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002 and each of the 3 years in the period ended December 31, 2001

  Niagara Mohawk Power Corporation Consolidated Statements of Comprehensive Income (Loss) for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002 and each of the 3 years in the period ended December 31, 2001

  Niagara Mohawk Power Corporation Consolidated Balance Sheets at March 31, 2002, December 31, 2001 and 2000

  Niagara Mohawk Power Corporation Consolidated Statements of Cash Flows for the 30 day period ended January 30, 2002, the 60 day period ended March 31, 2002 and each of the 3 years in the period ended December 31, 2001

  Notes to Consolidated Financial Statements

(2) The following financial statement schedule of Niagara Mohawk for the quarter ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999 are included:

  Report of Independent Accountants on Financial Statement Schedule

  Consolidated Financial Statement Schedule:

II--Valuation and Qualifying Accounts and Reserves -Niagara Mohawk

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
REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of
Niagara Mohawk Power Corporation:

Our audits of the consolidated financial statements of Niagara Mohawk Power Corporation referred to in our report dated May 14, 2002, appearing in this Form 10-K/A also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10- K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 12, the Company restated its consolidated financial statements for each of the three years in the the period ended December 31, 2001.

s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
May 14, 2002, except for Notes 12 and 13, which are as of April 7, 2003

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
RESTATED (b)
Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and		Deductions	at End
Description	of Period	Expenses		(a)	of Period

Allowance for Doubtful
Accounts -Deducted from
Accounts Receivable in
the Consolidated
Balance Sheets

60 Days Ended March 31, 2002	$ 57,498	$ 10,503	(b)	$ 6,700	$ 61,301
30 Days Ended January 30, 2002	56,008	6,644	(b)	5,154	57,498
Year ended December 31, 2001	59,085	64,324	(b)	67,401	56,008
Year ended December 31, 2000	59,421	56,642	(b)	56,978	59,085
Year ended December 31, 1999	47,863	65,854	(b)	54,296	59,421
(a) Uncollectible accounts written off net of recoveries.
(b) See Note 12 to the accompanying Notes to Consolidated Financial Statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands of dollars)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period (c)

Miscellaneous
Valuation Reserves

60 days ended March 31, 2002	$ 9,435	$ -	$ -		9,435
30 days ended January 30, 2002	9,435	-	-		9,435
Year Ended December 31, 2001	32,380	194	23,139	(d)	9,435
Year Ended December 31, 2000	31,680	700	-		32,380
Year Ended December 31, 1999	33,063	546	1,929		31,680

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
OO Niagara Mohawk Registration Statement No. 2-49570
QQ Niagara Mohawk Registration Statement No. 2-51934
TT Niagara Mohawk Registration Statement No. 2-54017
VV Niagara Mohawk Registration Statement No. 2-59500
CCC Niagara Mohawk Registration Statement No. 2-70860

Reference Report Name
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
INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

2	TTT	2(a)	Agreement and Plan of Exchange between Niagara Mohawk and Holdings

3(a)(1)	e	3(a)(1)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(a)(10)	e	3(a)(10)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(a)(18)	e	3(a)(18)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(a)(26)	e	3(a)(26)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(a)(34)	e	3(a)(34)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(a)(42)	e	3(a)(42)
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

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

3(b)(1)	p	3(i)	By-Laws of Niagara Mohawk, as amended May 17, 1999

4(a)	e	4(b)	Agreement to furnish certain debt instruments

4(b)(1)	F	**	Mortgage Trust Indenture dated as of October 1, 1937 between Niagara Mohawk (formerly CNYP) and Marine Midland Bank, N.A. (formerly named The Marine Midland Trust Company of New York), as Trustee

4(b)(2)	VV	2-3	Supplemental Indenture dated as of December 1, 1938, supplemental to Exhibit 4(1)

4(b)(3)	VV	2-4	Supplemental Indenture dated as of April 15, 1939, supplemental to Exhibit 4(1)

4(b)(4)	VV	2-5	Supplemental Indenture dated as of July 1, 1940, supplemental to Exhibit 4(1)

4(b)(5)	G	7-6	Supplemental Indenture dated as of October 1, 1944, supplemental to Exhibit 4(1)

4(b)(6)	VV	2-8	Supplemental Indenture dated as of June 1, 1945, supplemental to Exhibit 4(1)

4(b)(7)	VV	2-9	Supplemental Indenture dated as of August 17, 1948, supplemental to Exhibit 4(1)

4(b)(8)	A	7-9	Supplemental Indenture dated as of December 31, 1949, supplemental to Exhibit 4(1)

4(b)(9)	A	7-10	Supplemental Indenture dated as of January 1, 1950, supplemental to Exhibit 4(1)

4(b)(10)	C	7-11	Supplemental Indenture dated as of October 1, 1950, supplemental to Exhibit 4(1)

** Filed October 15, 1937 after effective date of Registration Statement No. 2-3414.

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

4(b)(11)	C	7-12	Supplemental Indenture dated as of October 19, 1950, supplemental to Exhibit 4(1)

4(b)(12)	V	4-16	Supplemental Indenture dated as of February 20, 1953, supplemental to Exhibit 4(1)

4(b)(13)	X	4-19	Supplemental Indenture dated as of April 25, 1956, supplemental to Exhibit 4(1)

4(b)(14)	CC	2-23	Supplemental Indenture dated as of March 15, 1960, supplemental to Exhibit 4(1)

4(b)(15)	GG	2-27	Supplemental Indenture dated as of October 1, 1966, supplemental to Exhibit 4(1)

4(b)(16)	HH	4-29	Supplemental Indenture dated as of July 15, 1967, supplemental to Exhibit 4(1)

4(b)(17)	HH	4-30	Supplemental Indenture dated as of August 1, 1967, supplemental to Exhibit 4(1)

4(b)(18)	II	2-30	Supplemental Indenture dated as of August 1, 1968, supplemental to Exhibit 4(1)

4(b)(19)	VV	2-39	Supplemental Indenture dated as of March 15, 1977, supplemental to Exhibit 4(1)

4(b)(20)	CCC	4(b)(40)	Supplemental Indenture dated as of August 1, 1977, supplemental to Exhibit 4(1)

4(b)(21)	CCC	4(b)(42)	Supplemental Indenture dated as of March 1, 1978, supplemental to Exhibit 4(1)

4(b)(22)	CCC	4(b)(46)	Supplemental Indenture dated as of June 15, 1980, supplemental to Exhibit 4(1)

4(b)(23)	III	4(b)(64)	Supplemental Indenture dated as of November 1, 1985, supplemental to Exhibit 4(1)

4(b)(24)	OOO	4(b)(73)	Supplemental Indenture dated as of October 1, 1989, supplemental to Exhibit 4(1)

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

4(b)(25)	PPP	4(b)(74)	Supplemental Indenture dated as of June 1, 1990, supplemental to Exhibit 4(1)

4(b)(26)	PPP	4(b)(75)	Supplemental Indenture dated as of November 1, 1990, supplemental to Exhibit 4(1)

4(b)(27)	QQQ	4(b)(76)	Supplemental Indenture dated as of March 1, 1991, supplemental to Exhibit 4(1)

4(b)(28)	QQQ	4(b)(77)	Supplemental Indenture dated as of October 1, 1991, supplemental to Exhibit 4(1)

4(b)(29)	QQQ	4(b)(78)	Supplemental Indenture dated as of April 1, 1992, supplemental to Exhibit 4(1)

4(b)(30)	RRR	4(b)(79)	Supplemental Indenture dated as of June 1, 1992, supplemental to Exhibit 4(1)

4(b)(31)	RRR	4(b)(80)	Supplemental Indenture dated as of July 1, 1992, supplemental to Exhibit 4(1)

4(b)(32)	RRR	4(b)(81)	Supplemental Indenture dated as of August 1, 1992, supplemental to Exhibit 4(1)

4(b)(33)	l	4(b)(82)	Supplemental Indenture dated as of April 1, 1993, supplemental to Exhibit 4(1)

4(b)(34)	m	4(b)(83)	Supplemental Indenture dated as of July 1, 1993, supplemental to Exhibit 4(1)

4(b)(35)	m	4(b)(84)	Supplemental Indenture dated as of September 1, 1993, supplemental to Exhibit 4(1)

4(b)(36)	j	4(b)(36)	Supplemental Indenture dated as of March 1, 1994, supplemental to Exhibit 4(1)

4(b)(37)	e	4(86)	Supplemental Indenture dated as of July 1, 1994, supplemental to Exhibit 4(1)

4(b)(38)	n	4(87)	Supplemental Indenture dated as of May 1, 1995, supplemental to Exhibit 4(1)

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

4(b)(39)	SSS	4(a)(39)	Supplemental Indenture dated as of March 20, 1996, supplemental to Exhibit 4(1)

4(b)(40)	j	4(b)40	Supplemental Indenture dated as of November 1, 1998, supplemental to Exhibit 4(1)

4(b)(41)	G	7-23	Agreement dated as of August 16, 1940, among CNYP, The Chase National Bank of the City of New York, as Successor Trustee, and The Marine Midland Trust Company of New York, as Trustee

4(c)	SSS	4(a)(41)	Form of Indenture relating to the Senior Notes dated June 30, 1998

4(d)(1)	aa	Exhibit 1.2	Indenture, dated as of May 12, 2000, between Niagara Mohawk Power Corporation, a New York Corporation, and The Bank of New York, a New York banking corporation, as Trustee.

4(d)(2)	aa	Exhibit 1.3	First Supplemental Indenture, dated as of May 12, 2000, between Niagara Mohawk Power Corporation, a New York corporation, and The Bank of New York, a New York banking corporation, as Trustee.

4(d)(3)	cc	Exhibit 1.2	Form of Second Supplemental Indenture, between Niagara Mohawk Power Corporation and The Bank of New York, as Trustee.

10-1	Z	13-11	Agreement dated March 1, 1957 between the Power Authority of the State of New York and Niagara Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-2	DD	13-6	Agreement dated February 10, 1961 between the Power Authority of the State of New York and Niagara Mohawk as to sale, transmission, and disposition of St. Lawrence power

10-3	DD	13-7	Agreement dated July 26, 1961 between the Power Authority of the State of New York and Niagara Mohawk supplemental to Exhibit 10-2

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

10-4	OO	5-8	Agreement dated March 23, 1973 between the Power Authority of the State of New York and Niagara Mohawk as to the sale, transmission, and disposition of Blenheim-Gilboa power

10-5	w	10.28	Master Restructuring Agreement dated July 9, 1997 among Niagara Mohawk and the 16 independent power producers signatory thereto

10-6	x	99-9	Power Choice settlement filed with the PSC on October 10, 1997

10-7	h	10-13	PSC Opinion and Order regarding approval of the Power Choice settlement agreement with PSC, issued and effective March 20, 1998

10-8	h	10-14	Preferred Consent, December 1997

10-9	p	10(c)	Amendments to the Master Restructuring Agreement

10-10	j	10-14	Independent System Operator Agreement dated December 2, 1999

10-11	j	10-15	Agreement between New York Independent System Operator and Transmission Owners dated December 2, 1999

10-12	k	10-42a	Agreement between Niagara Mohawk Power Corporation and Constellation Energy Group, Inc. to sell Nine Mile Point Nuclear Station Unit No. 1

10-13	k	10-42b	Agreement among Niagara Mohawk Power Corporation, NYSEG, RG&E, CH and Constellation Energy Group, Inc. to sell Nine Mile Point Nuclear Station Unit No. 2

10-14	v	10-9	PSC Opinion and Order regarding approval of the sale of Nine Mile Point Nuclear Station Units No. 1 and No. 2

10-15	v	10-10	Merger Rate Agreement reached among Niagara Mohawk, the PSC staff and other parties, filed with the PSC on October 11, 2001

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

(A)10-16	j	10-23	Amendment to exhibit (A)10-24 to change the agreement for the Holdings’ structure

(A)10-17	s	10-1	Employment contract among Holdings, Niagara Mohawk and William E. Davis, Chairman of the Board & Chief Executive Officer, dated March 17, 1999

(A)10-18	s	10-3	Employment contract among Holdings, Niagara Mohawk and Darlene D. Kerr, Executive Vice President and Chief Operating Officer, dated March 17, 1999

(A)10-19	s	10-4	Amended employment contract among Holdings, Niagara Mohawk and David J. Arrington, Senior Vice President-Human Resources and Chief Administrative Officer, dated March 17, 1999

(A)10-20	s	10-4	Employment contract among Holdings, Niagara Mohawk and David J. Arrington, Senior Vice President-Human Resources and Chief Administrative Officer, dated March 17, 1999

(A)10-21	s	10-5	Amended employment contract among Holdings, Niagara Mohawk and Thomas H. Baron, Senior Vice President-Field Operations, dated March 17, 1999

(A)10-22	s	10-5	Employment contract among Holdings, Niagara Mohawk and Thomas H. Baron, Senior Vice President-Field Operations, dated March 17, 1999

(A)10-23	s	10-6	Employment contract among Holdings, Niagara Mohawk and Edward J. Dienst, Senior Vice President- Asset Management and Energy Delivery, dated March 17, 1999

(A)10-24	s	10-7	Employment contract among Holdings, Niagara Mohawk and William F. Edwards, Senior Vice President and Chief Financial Officer, dated March 17, 1999

(A)10-25	s	10-9	Employment contract among Holdings, Niagara Mohawk and John H. Mueller, Senior Vice President and Chief Nuclear Officer, dated March 17, 1999

INCORPORATION BY REFERENCE

EXHIBIT NO.	PREVIOUS FILING	PREVIOUS EXHIBIT DESIGNATION	DESCRIPTION OF INSTRUMENT

(A)10-26	s	10-10	Employment contract among Holdings, Niagara Mohawk and Theresa A. Flaim, Vice President - Strategic Planning, dated March 17, 1999

(A)10-27	s	10-11	Employment contract among Holdings, Niagara Mohawk and Kapua A. Rice, Corporate Secretary, dated March 17, 1999

(A)10-28	s	10-12	Employment contract among Holdings, Niagara Mohawk and Steven W. Tasker, Vice President-Controller, dated March 17, 1999

(A)10-29	k	10-40
Amendment to employment contracts among Holdings, Niagara Mohawk and W. E. Davis, A. J. Budney,
D. D. Kerr, D. J. Arrington, W. F. Edwards, J. H. Mueller, G. J. Lavine, E. J. Dienst and T. H. Baron dated September 27, 2000

(A)10-30	k	10-43	Amendment to employment contracts among Holdings, Niagara Mohawk and T. A. Flaim, K. A. Rice, and S. W. Tasker dated September 27, 2000

*12	Statements showing computations of certain financial ratios

*21	Subsidiaries of the Registrants

*99-1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

*99-2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

(A) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION (Registrant)

Date: April 14, 2003	By:	s/Edward A. Capomacchio
Edward A. Capomacchio, Authorized Officer Controller and Principal Accounting Officer

CERTIFICATIONS

I, William F. Edwards, certify that:

1. I have reviewed this amendment to transition report on Form 10-K of Niagara Mohawk Power Corporation (the “Report”);

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: April 14, 2003 s/William F. Edwards_________
William F. Edwards
President and
Chief Executive Officer

I, John G. Cochrane, certify that:

1. I have reviewed this amendment to transition report on Form 10-K of Niagara Mohawk Power Corporation (the “Report”);

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: April 14, 2003 s/John G. Cochrane______________
John G. Cochrane
Chief Financial Officer

EXHIBIT 12

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

STATEMENT SHOWING COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
(in thousands of dollars)

		Twelve
		Months
		Ended
		March 31,		Year Ended December 31,
		2002		2001		2000		1999		1998		1997
		RESTATED		RESTATED		RESTATED		RESTATED		RESTATED		RESTATED
A.	Net Income (Loss) per
	Statements of Income	$ (4,947)		$ 19,358		$ (27,646)		$ (9,661)		$(147,894)		$ 167,870
B.	Taxes Based on Income or
	Profits	(66,208)		(78,872)		(13,569)		2,115		(81,303)		118,269
C.	Earnings, Before Income
	Taxes	(71,155)		(59,514)		(41,215)		(7,546)		(229,197)		286,139
D.	Fixed Charges (a)	414,270		428,447		472,636		525,912		455,409		306,485
E.	Earnings Before Income
	Taxes and Fixed Charges	343,115		368,933		431,421		518,366		226,212		592,624

	Preferred Dividend Factor:
F.	Preferred Dividend
	Requirements	$ 30,703		$ 30,850		$ 31,437		$ 36,808		$ 36,555		$ 37,397
G.	Ratio of Pre-Tax Income
	to Net Income (C/A)	N/A		N/A		N/A		N/A		N/A		1.70
H.	Preferred Dividend Factor
	(FxG)	$ 30,703		$ 30,850		$ 31,437		$ 36,808		$ 36,555		$ 63,201
I.	Fixed Charges	414,270		428,447		472,636		525,912		455,409		306,485
J.	Fixed Charges and Preferred
	Dividends Combined	$ 444,973		$ 459,297		$ 504,073		$ 562,720		$ 491,964		$ 369,686
K.	Ratio of Earnings to
	Fixed Charges (E/D)	0.83	(b)	0.86	(b)	0.91	(b)	0.99	(b)	0.50	(b)	1.93
L.	Ratio of Earnings to Fixed
	Charges and Preferred
	Dividends Combined (E/J)	0.77	(c)	0.80	(c)	0.86	(c)	0.92	(c)	0.46	(c)	1.60

		2002		2001		2000		1999		1998		1997
(a)	Interest Expense	$ 389,016		$ 402,382		$ 445,842		$ 492,987		$ 419,274		$ 275,940
	Interest Factor on Rentals	23,079		23,337		23,633		25,673		25,907		26,149
	Allowance for Funds Used
	During Construction	2,175		2,728		3,161		7,252		10,228		4,396

		$ 414,270		$ 428,447		$ 472,636		$ 525,912		$ 455,409		$ 306,485

(b)	Fixed charges exceed earnings before income taxes and fixed charges by $71.2 million for the year ended March 31,
	2002, $59.5 million in 2001, $41.2 million in 2000, $7.5 million in 1999, and by $229.2 million in 1998.
(c)	Fixed charges and preferred dividends combined, exceed earnings before income taxes and fixed
	charges by $101.9 million in the year ended March 31, 2002, $90.4 million in 2001, $72.7 million in 2000,
	$44.4 million in 1999 and $265.8 million in 1998.
N/A - Not applicable due to net loss displayed in line A or negative earnings before income taxes on line C.

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

EXHIBIT 99-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Transition Report of Niagara Mohawk Power Company (the “Company”) on Form 10-K for the transition period from January 31, 2002 to March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Edwards, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/William F. Edwards____
William F. Edwards
President and
Chief Executive Officer

April 14, 2003

EXHIBIT 99-2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Transition Report of Niagara Mohawk Power Company (the “Company”) on Form 10-K for the transition period from January 1, 2002 to March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane_______
John G. Cochrane
Chief Financial Officer

April 14, 2003