Form 10-Q/A
period 2002-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-04-15
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of June 30, 2002, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

Explanatory Note

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three month periods ended June 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for the period. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. For further discussion see Note 6 Restatement of Financial Statements in the footnotes to the consolidated financial statements and the restatement discussion within Management’s Discussion and Analysis.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update any disclosures not affected by the restatement described above.  Except as required to reflect the effects of the restatement, all information contained in this amendment is stated as of the date of the original filing.
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

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

Signature

Certifications

Exhibit Index

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

GLOSSARY OF TERMS

TERM	DEFINITION

CTC	Competitive transition charges: a mechanism established in Niagara Mohawk’s Power Choice agreement to recover stranded costs from customers

Dth	Dekatherm: one thousand cubic feet of gas with a heat content of 1,000 British Thermal Units per cubic foot

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles

GRT	Gross Receipts Tax

IPP	Independent Power Producer: any person that owns operates, in whole or in part, one or more Independent Power Facilities, including the purchasers of Niagara Mohawk’s generation assets

IPP Party	Independent Power Producers that were a party to the MRA

KWh	Kilowatt-hour: a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour

Merger Rate Plan Stranded Costs
A regulatory asset established under the Merger Rate Plan that included the costs of the MRA, the cost of any additional IPP contract buyouts and the deferred loss on the sale of the generation assets.

MRA	Master Restructuring Agreement - a Niagara Mohawk agreement, including amendments thereto, which terminated, restated or amended certain IPP Party power purchase agreements effective June 30, 1998

MRA regulatory asset
Recoverable costs to terminate, restate or amend IPP Party contracts, which were deferred and are amortized and recovered under Niagara Mohawk’s Power Choice agreement. See Merger Rate Plan Stranded Costs above.

National Grid	National Grid Group plc is an international United Kingdom-based company that builds, owns and manages, electricity and telecommunications networks

National Grid USA	A wholly-owned subsidiary of National Grid Group plc

NYISO	New York Independent System Operator

Glossary of Terms (Continued)

TERM	DEFINITION

Power Choice	Niagara Mohawk’s five-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998

PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters of disposal material)

PSC	New York State Public Service Commission

SFAS No. 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”

Stranded Costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	June 30,
	2002	2001
(In thousands of dollars)	(Successor)	(Predecessor)
		RESTATED
		NOTE 6
Operating revenues:
Electric	$ 772,121	$ 779,229
Gas	139,122	164,976
	911,243	944,205
Operating expenses:
Electricity purchased	382,485	283,495
Fuel for electric generation	-	7,382
Gas purchased	65,635	91,726
Other operation and maintenance expenses	182,206	253,117
Amortization of stranded costs	35,299	91,072
Depreciation and amortization	49,451	79,093
Taxes, other than income taxes	56,754	65,041
Income taxes	17,841	(10,465)
	789,671	860,461
Operating income	121,572	83,744
Other deductions, net	(4,630)	(6,306)
Income before interest charges	116,942	77,438
Interest:
Interest on long-term debt	86,344	98,342
Other interest	2,418	3,744
	88,762	102,086
Net income (loss) (Note 1)	28,180	(24,648)
Dividends on preferred stock	1,402	7,757
Balance available for common stock	26,778	(32,405)
Retained earnings at beginning of period	29,317	241,948
Dividend to Niagara Mohawk Holdings, Inc.	-	37,160
Retained earnings at end of period	$ 56,095	$ 172,383

Consolidated Statements of Comprehensive Income

Net income (loss)	$ 28,180	$ (22,242)
Unrealized gains (losses) on securities, net of tax	(368)	231
Hedging activity, net of taxes	(117)	(16,638)
SERP additional minimum liability	-	266
Other comprehensive loss	(485)	(16,141)
Comprehensive income (loss)	$ 27,695	$ (38,383)

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because Niagara Mohawk’s stock is wholly owned by Niagara Mohawk Holdings, Inc.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	March 31,
(in thousands of dollars)	(Unaudited)	2002
	(Successor)	(Successor)
	Restated	Restated
	Note 6	Note 6

Utility plant:
Electric plant	$ 4,976,172	$ ,938,709
Gas plant	1,360,564	1,352,258
Common plant	364,013	359,429
Construction work in progress	161,378	180,667
Total utility plant	6,862,127	6,831,063
Less - Accumulated depreciation and amortization	2,254,017	2,226,493
Net utility plant	4,608,110	4,604,570

Goodwill	1,226,343	1,230,763

Other property and investments	93,379	95,785

Current assets:
Cash, including temporary cash investments
of $342 and $690, respectively	12,598	9,882
Restricted cash (Note 1)	24,514	8,082
Accounts receivable (less allowance for doubtful
accounts of $58,500 and $61,300, respectively)	497,214	534,914
Notes receivable	80	50,050
Materials and supplies, at average cost:
Gas storage	29,933	3,335
Other	16,880	17,484
Prepaid taxes	-	17,491
Current deferred income taxes	51,074	49,704
Other	8,034	5,486
	640,327	696,428
Regulatory assets (Note 3):
Merger rate plan stranded costs	3,278,255	3,300,885
Swap contracts regulatory asset	664,872	653,949
Regulatory tax asset	187,343	203,905
Deferred environmental restoration costs (Note 2)	310,000	297,000
Postretirement benefits other than pensions	39,324	40,284
Pension and postretirement benefit plans	418,366	444,369
Unamortized debt expense	47,990	40,132
Other	230,902	231,391
	5,177,052	5,211,915
Long term notes receivable	-	199,822
Other assets	69,292	62,305

	$ 11,814,503	$ 12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	March 31,
(in thousands of dollars)	(Unaudited)	2002
	(Successor)	(Successor)
	Restated	Restated
	Note 6	Note 6

Capitalization (Note1):
Common stockholder's equity:
Common stock - $1 par value; authorized 250,000,000 shares;
issued and outstanding 187,364,863 shares	$ 187,365	$ 187,365
Paid-in-surplus	2,723,002	2,722,894
Accumulated other comprehensive income (loss)	(359)	126
Retained earnings	56,095	29,317
	2,966,103	2,939,702
Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
Optionally redeemable, issued and outstanding 443,690 and 447,555
shares, respectively	44,369	44,756
Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
Optionally redeemable, issued and outstanding 1,113,100 shares	55,655	55,655
Long-term debt	3,947,193	4,146,642
Total capitalization	7,013,320	7,186,755

Current liabilities:
Short-term debt to affiliates	218,000	419,000
Long-term debt due within one year	629,656	544,647
Accounts payable	254,610	239,677
Customers' deposits	20,332	18,918
Accrued taxes	13,251	-
Accrued interest	55,940	111,515
Other	129,359	124,855
	1,321,148	1,458,612

Other liabilities (Note 3):
Accumulated deferred income taxes	1,105,702	1,108,232
Liability for swap contracts	664,872	653,949
Employee pension and other benefits	740,957	745,393
Other	658,504	651,647
	3,170,035	3,159,221
Commitments and contingencies (Notes 2 and 3):
Liability for environmental restoration	310,000	297,000
	$ 11,814,503	$ 12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(in thousands of dollars)	2002	2001
	(Successor)	(Predecessor)
	Restated	Restated
	Note 6	Note 6
Cash flows from operating activities:
Net income	$ 28,180	$ (24,648)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	49,451	79,093
Amortization/accretion of regulatory assets	35,299	91,072
Amortization of nuclear fuel	-	5,438
Provision for deferred income taxes	12,244	(2,808)
Change in restricted cash	(16,432)	(34,031)
Net accounts receivable (net of changes in accounts receivable sold)	32,200	146,418
Materials and supplies	(26,236)	(38,578)
Accounts payable and accrued expenses	13,078	(67,255)
Accrued interest and taxes	(42,324)	(3,342)
Changes in MRA and IPP buyout costs regulatory assets	9,240	11,780
Changes in deferred loss on sale of assets	(12,669)	-
Deferral of MRA interest rate savings	3,276	4,228
Changes in other assets and liabilities	44,612	95,498
Net cash provided by operating activities	129,919	262,865

Cash flows from investing activities:
Construction additions	(49,272)	(62,798)
Nuclear fuel	-	(157)
Acquisition of utility plant	(49,272)	(62,955)
Materials and supplies related to construction	242	(227)
Accounts payable and accrued expenses related to construction	3,269	(10,024)
Proceeds from the sale of generation assets (payment of notes receivable)	249,792	-
Other investments	2,256	(4,634)
Other	(4,418)	(2,069)
Net cash provided by (used in) investing activities	201,869	(79,909)

Cash flows from financing activities:
Common stock dividends paid to Holdings	-	(10,000)
Preferred dividends paid	(1,402)	(7,757)
Reductions in long-term debt	(126,023)	(79,003)
Proceeds from long-term debt	-	130,000
Reduction in preferred stock	(387)	(1,800)
Net change in short-term debt	(201,000)	(220,000)
Other	(260)	(15,793)
Net cash used in financing activities	(329,072)	(204,353)

Net increase (decrease) in cash	2,716	(21,397)
Cash at beginning of period	9,882	60,957
Cash at end of period	$ 12,598	$ 39,560

Supplemental disclosures of cash flow information:
Interest paid	$ 146,441	$ 118,748
Income taxes paid	$ 5,333	$ 3,303

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (“Niagara Mohawk”), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in the amendment to Niagara Mohawk’s Transition Report on Form 10-K for the period ended March 31, 2002.

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

Activity for the fair value of the NYMEX futures and gas basis swaps for the past quarter are as follows:

	(000's)
	Hedges of IPP Swaps				Hedges Non-MRA IPP
	NYMEX Futures		Gas Basis Swaps		NYMEX Futures
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 (Gain) / Loss	-	-	-	-	-	-
New Contracts	29,760.0	-	3,264.3	-	2,580.0	-
Settled during period	(8,640.0)	(583.6)	(1,082.7)	(20.6)	(800.0)	(59.8)
Mark-to-market Adjustments		3,470.4		107.3		292.4
June 30, 2002 (Gain) / Loss	21,120.0	2,886.8	2,181.6	86.7	1,780.0	232.6

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

The following table details the activity for the quarter:

	(000's)
	Hedges of Gas Supply
	NYMEX Futures		Call Options		Put Options
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 (Gain) / Loss	-	-	-	-	-	-
New Contracts	79.0		2,120.0	392.0	2,120.0	(392.5)
Settled during the period	-	(5.7)
Mark-to-market Adjustments		193.4		(231.9)		(12.9)
June 30, 2002 (Gain) / Loss	79.0	187.7	2,120.0	160.1	2,120.0	(405.4)

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

Three Months Ended June 30, 2002
(In millions of dollars)

		Operating In-	Depreciation	Amortization
	Operating	come before	and	of Stranded
	Revenues	Income Taxes	Amortization	Costs
Electric	$ 772	$ 123	$ 40	$ 35
Gas	139	16	9	-
Total	$ 911	$ 139	$ 49	$ 35

Three Months Ended June 30, 2002
(In millions of dollars)

Total
Assets
Electric	$ 9,904
Gas	1,502
Corporate assets	409
Total	$ 11,815

NOTE 6. RESTATEMENT OF FINANCIAL STATEMENTS

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three month periods ended June 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $4 million in the period ending June 2001, as well as an after-tax increase to goodwill of $67 million at March 31, 2002 and June 30, 2002.

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 31 and June 30, 2002.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the period ending June 30, 2001 by $0.5 million and increases after-tax goodwill by less than $0.5 million at March 31 and June 30, 2002

The following table presents the effects of the aforementioned adjustments on the statements of operations and balance sheets of Niagara Mohawk for each of the respective periods.

Three Months ended June 30, 2001		Previously				As
(in 000's)		Reported		Adjustments		Restated

Statement of Operations:

Electric Operating Revenues		$ 781,175		$ (1,946)	(a)	$ 779,229

	Total Operating Revenues	946,151		(1,946)	(x)	944,205

Other Operation and Maintenance Expense		253,546		(429)	(b)	253,117

Income taxes		(8,860)		(1,605)	(c)	(10,465)

	Total Operating Expenses	862,495		(2,034)	(x)	860,461

	Operating Income	83,656		88	(x)	83,744

	Income before interest charges	77,350		88	(x)	77,438

Other Interest		1,250		2,494	(c)	3,744

	Total Interest Expense	99,592		2,494	(x)	102,086

	Net Income (Loss)	(22,242)		(2,406)	(x)	(24,648)

	Balance available for common stock	(29,999)		(2,406)	(x)	(32,405)

(a) -	Regulatory liability adjustment		(x) -	subtotal
(b) -	Injuries and damages
(c) -	Income tax associated with adjustments

June 30, 2002		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Goodwill		1,141,470		84,873	(a)	1,226,343

Accounts Receivable		505,892		(8,678)	(b)	497,214

Current deferred income taxes		37,979		13,095	(d)	51,074

	Total Current Assets	635,910		4,417	(x)	640,327

Regulatory Assets--Regulatory Tax Asset		191,994		(4,651)	(d)	187,343

Regulatory Assets--Other		258,002		(27,100)	(c)	230,902

	Total Regulatory Assets	5,208,803		(31,751)	(x)	5,177,052

	Total Assets	11,756,964		57,539	(x)	11,814,503

Current Liabilities--Other		130,471		(1,112)	(e)	129,359

	Total Current Liabilities	1,322,260		(1,112)	(x)	1,321,148

Other non-current liabilities--Accumulated
	deferred income taxes	1,143,198		(37,496)	(d)	1,105,702

Other non current liabilities--Other		562,357		96,147	(b,e)	658,504

	Total Other non current liabilities	3,111,384		58,651	(x)	3,170,035

	Total Liabilities and Shareholder's Equity	11,756,964		57,539	(x)	11,814,503

(a) -	Cumulative effect of adjustments on goodwill balance		(e) -	Injuries and damages
(b) -	Regulatory liability adjustment		(x) -	Subtotal, see above adjustments
(c) -	Regulatory asset write off
(d) -	Taxes associated with adjustments

March 31, 2002		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Goodwill		1,145,608		85,155	(a)	1,230,763

Accounts Receivable		543,592		(8,678)	(b)	534,914

Current deferred income taxes		36,609		13,095	(d)	49,704

	Total Current Assets	692,011		4,417	(x)	696,428

Regulatory Assets--Regulatory Tax Asset		208,556		(4,651)	(d)	203,905

Regulatory Assets--Other		258,491		(27,100)	(c)	231,391

	Total Regulatory Assets	5,243,666		(31,751)	(x)	5,211,915

	Total Assets	12,043,767		57,821	(x)	12,101,588

Current Liabilities--Other		125,967		(1,112)	(e)	124,855

	Total Current Liabilities	1,459,724		(1,112)	(x)	1,458,612

Other non-current liabilities--Accumulated
	deferred income taxes	1,145,937		(37,705)	(d)	1,108,232

Other non current liabilities--Other		555,009		96,638	(b,e)	651,647

	Total Other non current liabilities	3,100,288		58,933	(x)	3,159,221

	Total Liabilities and Shareholder's Equity	12,043,767		57,821	(x)	12,101,588

(a) -	Cumulative effect of adjustments on goodwill balance		(e) -	Injuries and damages
(b) -	Regulatory liability adjustment		(x) -	Subtotal, see above adjustments
(c) -	Regulatory asset write off
(d) -	Taxes associated with adjustments

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this Quarterly Report on Form 10-Q/A are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including Niagara Mohawk’s cash flow, the planned repayment of debt, volatile energy prices and the potential effect it could have on the collection of accounts receivable and the corresponding bad debt expense. These forward-looking statements are based upon a number of assumptions, including assumptions regarding the Power Choice agreement and regulatory actions to continue to support such an agreement and assumptions regarding the Merger Rate Plan, including achieving savings from the merger. Actual future results and developments may differ materially depending on a number of factors, including regulatory changes either by the federal government or the PSC, including municipalization and exit fees, uncertainties regarding the ultimate impact on Niagara Mohawk as further developments are made in the deregulation of the electric and gas industries, electricity and gas suppliers and other service providers gain open access to Niagara Mohawk’s retail customers, the supply and demand of both gas and electricity, operations at the NYISO including implementation of FERC Order 2000, challenges to the Power Choice agreement under New York laws, inability to achieve the savings from the merger under the Merger Rate Plan, the timing and extent of changes in commodity prices and interest rates, the effects of weather, efforts made by Niagara Mohawk to collect from customers, particularly in an environment of rising commodity costs, and the economic conditions of Niagara Mohawk’s service territory.

RESTATEMENT OF FINANCIAL STATEMENTS

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three month periods ended June 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset and (iii) uninsured claims. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $4 million in the period ending June 2001, as well as an after-tax increase to goodwill of $67 million at March 31, 2002 and June 30, 2002.

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 31 and June 30, 2002.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the period ending June 30, 2001 by $0.5 million and increases after-tax goodwill by less than $0.5 million at March 31 and June 30, 2002

For further information on the restatement for the years ended December 31, 2001, 2000, and 1999 see Niagara Mohawk’s Form 10-KT/A for the transition period ended March 31, 2002.

Refer to Note 6 to the Consolidated Financial Statements included herein for detailed disclosure of the impacts of the restatement on amounts previously reported.

Merger with National Grid

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3.0 billion in cash and American Depositary Shares. The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1.3 billion of goodwill, which will be subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and postretirement benefit liability in the amount of approximately $444.4 million, with a corresponding offsetting increase to a regulatory asset account. See Niagara Mohawk’s Transitional Annual Report on Form 10-KT/A for the period ended March 31, 2002, Item 8. Financial Statements and Supplementary Data, - Note 7. Pension and Other Retirement Plans.

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

In 2001, the FERC began an advanced rulemaking procedure to address Standard Market Design (“SMD”) regarding the buying and selling of power. In a December 2001 order, the FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry. As a result, the North American Standards Energy Board (“NAESB”), an independent voluntary organization that develops and promotes the use of business practice and related electronic communications standards, has formed a Wholesale Electric Quadrant (“WEQ”). Niagara Mohawk’s affiliate, National Grid USA, has joined the transmission sector of the WEQ. The FERC also solicited comments earlier this year on a wide range of issues, including: transmission pricing, pricing for electric energy and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or “ICAP”), and resolution of “seams” - or conflicting practices or charges that inhibit inter-regional energy transactions. All of these either directly or indirectly affect Niagara Mohawk’s business. On July 31, 2002, the FERC issued a formal notice of proposed rulemaking (“NOPR”) on these matters. The proposed rules would, among other things, require a new transmission tariff to be filed by July 31, 2004. Niagara Mohawk would have to meet the requirements of an independent transmission provider or permit an independent transmission provider to operate its transmission facilities. In addition, it would authorize an independent transmission provider to file proposed changes to Niagara Mohawk’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers, but has not specified the mechanism under which retail costs, including stranded costs, would be charged to these customers. Niagara Mohawk is currently unable to determine whether the final outcome of this NOPR will have a material impact on its financial position or results of operations.

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

Financial Position, Liquidity and Capital Resources

(See Niagara Mohawk’s Transition Report on Form 10-K/A for the period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term. At June 30, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $12.6 million and accounts receivable of $497.2 million. Accounts receivable are net of amounts sold, as discussed below. Niagara Mohawk has a negative working capital balance of $680.8 million, primarily due to long-term debt due within one year of $629.7 million and short-term debt of $218.0 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

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

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

Earnings for the first quarter of 2002 were $28.2 million, as compared with a loss of $24.6 million for the first quarter of 2001. First quarter earnings for 2002, as compared with the first quarter of 2001, have been positively impacted by the following items:
  A decrease in the amortization of stranded costs of $55.8 million in the first quarter of 2002 as compared to the same period in 2001.
  A decrease in nuclear operation and maintenance costs of $39.2 million due to the sale of the nuclear assets.
  Lower interest expense of approximately $13.3 million due to the repayment of debt during 2001 and 2002.
  Lower depreciation expense and real estate taxes of $29.6 million primarily as a result of the nuclear sale.
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

Earnings for the first quarter were negatively impacted by the following items:

• Electric margin was lower in the first quarter of 2002 as compared to the same period in 2001 by $98.7 million, due to an increase in Niagara Mohawk’s electricity purchased expense of $99.0 million as a result of the sale of its generation assets.

• Receipt of multi state tax refunds from a previously owned subsidiary of $3.9 million related to tax periods prior to 1995 in the first quarter of 2001. No similar tax refunds were received in the quarter ended June 30, 2002.

Revenues and Sales/Deliveries

Electric revenues decreased $7.1 million from the first quarter of 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $_17.4__ million, a decrease in transmission revenues of $9.1 million, a decrease in commodity adjustment clause revenues of $8.9 million due to lower fuel costs being passed back to customers and a decrease in miscellaneous revenues of $6.2 million. Transmission revenues decreased due to a substantial decrease in the quantity of TCCs purchased in 2002 as compared to 2001. These decreases were offset by an increase in distribution of energy of $13.9 million; higher electric rates of $7.0 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates; and an increase in sales for resale of $11.7 million. Sales for resale were higher primarily as a result of an increase in sales to the NYISO of $7.9 million.

The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

Three Months Ended June 30,

	Electric Revenue (Thousands)			Sales (GWh)
			%			%
	2002	2001	Change	2002	2001	Change

Residential	$ 281,313	$ 270,388	4.0	2,308	2,233	3.4
Commercial	234,825	250,772	(6.4)	2,181	2,367	(7.9)
Industrial	101,797	113,085	(10.0)	1,309	1,321	(0.9)
Industrial - Special	15,620	16,433	(4.9)	1,047	1,203	(13.0)
Other	8,232	8,528	(3.5)	32	34	(5.9)
Total to Ultimate Consumers	641,787	659,206	(2.6)	6,877	7,158	(3.9)
Other Electric Systems	41,742	30,017	39.1	1,436	899	59.7
Distribution of Energy	60,974	47,067	29.5	1,249	1,103	13.2
Transmission of Energy	35,427	44,567	(20.5)	-	-	-
Miscellaneous	(7,809)	(1,628)	(379.7)	-	-	-

Total	$ 772,121	$ 779,229	(0.9)	9,562	9,160	4.4

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

Gas sales to ultimate consumers were 13.8 million Dth or a 1.3 percent increase from the first quarter of 2001.

Three Months Ended June 30,

	Gas Revenue (Thousands)			Sales (Thousands of Dth)
			%			%
	2002	2001	Change	2002	2001	Change

Residential	$ 94,395	$ 113,636	(16.9)	10,589	10,556	0.3
Commercial	24,181	30,404	(20.5)	3,124	2,991	4.4
Industrial	669	806	(17.0)	111	99	12.1
Total to Ultimate Consumers	119,245	144,846	(17.7)	13,824	13,646	1.3
Transportation of
Customer-Owned Gas	17,372	14,128	23.0	22,183	29,838	(25.7)
Miscellaneous	2,505	6,002	(58.3)	-	-	-

Total	$ 139,122	$ 164,976	(15.7)	36,007	43,484	(17.2)

Operating Expenses

Three Months Ended June 30,
	GWh			Cost (millions)
	2002	2001	% Chg	2002	2001	% Chg
Fuel for Electric Generation:
Nuclear	-	1,597	(100.0)	-	$ 7.4	(100.0)
Total electric generation	-	1,597	(100.0)	-	7.4	(100.0)

Electricity Purchased:
IPPs:
Capacity	-	-	-	$ 3.8	4.0	(5.0)
Energy and taxes	839	1,271	(34.0)	57.4	64.1	(10.5)
Total IPP purchases	839	1,271	(34.0)	61.2	68.1	(10.1)
Fossil/Hydro PPAs:
Capacity	-	-	-	6.5	8.5	(23.5)
Energy and taxes	2,968	870	241.1	107.6	23.2	363.8
Total Fossil/Hydro purchases	2,968	870	241.1	114.1	31.7	259.9
NYISO - energy purchases	2,858	2,317	23.3	132.0	126.4	4.4
Other purchases	2,061	2,028	1.6	40.1	30.6	31.0
Swap payments	-	-	-	35.1	30.8	14.0
Sub-total purchases	8,726	6,486	34.5	382.5	287.6	33.0
Deferral	-	-	-		(4.1)	(100.0)
Total purchases	8,726	6,486	34.5	382.5	283.5	34.9

Total generated and purchased	8,726	8,083	8.0	382.5	290.9	31.5
Delivery of energy for others, net of
losses and Niagara Mohawk use	836	1,077	(22.4)	-	-	-

	9,562	9,160	4.4	$ 382.5	$ 290.9	31.5

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

Other operation and maintenance expenses for Niagara Mohawk have decreased $70.9 million in the first quarter of 2002 as compared to the same period in 2001, primarily due to lower nuclear operation expense of $39.2 million as a result of the sale of the nuclear assets and a decrease in transmission expense of $24.3 million in part due to less TCCs purchased through the auction process conducted by the NYISO.

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

Niagara Mohawk’s interest charges decreased by $13.3 million mainly due to the repayment of debt during 2001 and 2002.

The increase in Niagara Mohawk’s income taxes of approximately $28.3 million is primarily due to an increase in book taxable income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in Niagara Mohawk’s market risk or market risk strategies during the quarter ended June 30, 2002. For a detail discussion of market risk, see Niagara Mohawk’s Transition Report on Form 10-K/A for fiscal period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Exhibit 99.2 -Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

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

NIAGARA MOHAWK POWER CORPORATION
(Registrant)

Date: April 14, 2003

By s/Edward A. Capomacchio____________
Edward A. Capomacchio, Authorized
Officer and Controller and
Principal Accounting Officer

CERTIFICATIONS

I, William F. Edwards, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q of Niagara Mohawk Power Corporation (the “Report”);

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

Date: April 14, 2003
s/William F. Edwards_______
William F. Edwards
President and
Chief Executive Officer

I, John G. Cochrane, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q of Niagara Mohawk Power Corporation (the “Report”);

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
s/John G. Cochrane____________
John G. Cochrane
Chief Financial Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number Description

  Certification of CEO under section 906 of the Sarbanes-Oxley Act of 2002

  Certification of CFO under section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-K for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Edwards, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/William F. Edwards________
William F. Edwards
President and
Chief Executive Officer

April 14, 2003

EXHIBIT 99-2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane_______________
John G. Cochrane
Chief Financial Officer

April 14, 2003