Form 10-Q/A
period 2002-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-04-15
CIK 71932

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

The number of shares outstanding of each of the issuer’s classes of voting stock, as of September 30, 2002, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

Explanatory Note

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and six-month periods ended September 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. For further discussion see Note 7 in the Notes to the Consolidated Financial Statements and the restatement discussion within Management’s Discussion and Analysis.

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

National Grid USA	A wholly-owned subsidiary of National Grid Transco plc

NYISO	New York Independent System Operator

Power Choice	Niagara Mohawk’s multi-year electric rate agreement, which incorporates the MRA agreement, approved by the PSC in an Order dated March 20, 1998, and became effective September 1, 1998

Glossary of Terms (Continued)

TERM	DEFINITION

PPA	Power Purchase Agreement: long-term contracts under which a utility is obligated to purchase electricity from an IPP at specified rates

PRP	Potentially Responsible Party (may include current site owner, site owner at the time of disposal, entity who arranged for disposal at the location, or transporters of disposal material)

PSC	New York State Public Service Commission

Stranded Costs	Regulated utility costs that may become unrecoverable due to a change in the regulatory environment

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
(In thousands of dollars)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	RESTATED	RESTATED	RESTATED	RESTATED
	Note 7	Note 7	Note 7	Note 7
Operating revenues:
Electric	$ 886,488	$ 938,747	$ 1,658,609	$ 1,717,976
Gas	67,851	69,092	206,973	234,068
	954,339	1,007,839	1,865,582	1,952,044
Operating expenses:
Electricity purchased	420,164	381,619	802,649	665,114
Fuel for electric generation	-	9,286	-	16,668
Gas purchased	19,922	20,657	85,557	112,383
Other operation and maintenance expenses	225,185	220,827	407,391	473,944
Amortization of stranded costs	35,300	90,743	70,599	181,815
Disallowed nuclear investment costs	-	123,000	-	123,000
Depreciation and amortization	48,760	79,287	98,211	158,380
Taxes, other than income taxes	70,117	65,319	126,871	130,360
Income taxes	15,627	(17,635)	33,468	(28,100)
	835,075	973,103	1,624,746	1,833,564
Operating income	119,264	34,736	240,836	118,480
Other income (deductions), net	(7,434)	74,700	(12,064)	68,394
Income before interest charges	111,830	109,436	228,772	186,874
Interest:
Interest on long-term debt	85,445	84,614	171,789	182,956
Other interest	3,895	12,974	6,313	16,718
	89,340	97,588	178,102	199,674
Net income (loss) (Note 1)	22,490	11,848	50,670	(12,800)
Dividends on preferred stock	1,393	7,724	2,795	15,481
Balance available for common stock	21,097	4,124	47,875	(28,281)
Retained earnings at beginning of period	56,095	172,383	29,317	241,948
Dividend to Niagara Mohawk Holdings, Inc.	63,914	-	63,914	37,160
Retained earnings at end of period	$ 13,278	$ 176,507	$ 13,278	$ 176,507

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Net income (loss)	$ 22,490	$ 11,848	$ 50,670	$ (12,800)
Unrealized losses on securities, net of tax	(680)	(678)	(1,048)	(447)
Hedging activity, net of taxes	1,277	(6,841)	1,160	(23,479)
SERP additional minimum liability		267	-	533
Other comprehensive income (loss)	597	(7,252)	112	(23,393)
Comprehensive income (loss)	$ 23,087	$ 4,596	$ 50,782	$ (36,193)

The accompanying notes are an integral part of these financial statements.
Per share data is not relevant because Niagara Mohawk’s stock is wholly owned by Niagara Mohawk Holdings, Inc.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	March 31,
(in thousands of dollars)	(Unaudited)	2002
	(Successor)	(Successor)
	RESTATED	RESTATED
	NOTE 7	NOTE 7
Utility plant:
Electric plant	$ 4,997,394	$ 4,938,709
Gas plant	1,363,994	1,352,258
Common plant	348,193	359,429
Construction work in progress	166,741	180,667
Total utility plant	6,876,322	6,831,063
Less - Accumulated depreciation and amortization	2,263,609	2,226,493
Net utility plant	4,612,713	4,604,570

Goodwill	1,243,199	1,230,763

Other property and investments	91,472	95,785

Current assets:
Cash, including temporary cash investments
of $342 and $690, respectively	30,964	9,882
Restricted cash (Note 1)	25,119	8,082
Accounts receivable (less allowance for doubtful
accounts of $64,400 and $61,300 respectively)	509,359	534,914
Notes receivable	73	50,050
Materials and supplies, at average cost:
Gas storage	51,392	3,335
Other	16,300	17,484
Prepaid taxes	43,107	17,491
Current deferred income taxes	49,658	49,704
Other	14,705	5,486
	740,677	696,428
Regulatory assets (Note 3):
Merger rate plan stranded costs	3,255,587	3,300,885
Swap contracts regulatory asset	619,710	653,949
Regulatory tax asset	171,479	203,905
Deferred environmental restoration costs (Note 2)	310,000	297,000
Pension and postretirement benefit plans	506,631	540,786
Loss on reacquired debt	46,685	40,132
Other	267,493	175,258
	5,177,585	5,211,915
Long term notes receivable	-	199,822
Other assets	62,005	62,305

	$11,927,651	$12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	March 31,
(in thousands of dollars)	(Unaudited)	2002
	(Successor)	(Successor)
	RESTATED	RESTATED
	NOTE 7	NOTE 7
Capitalization (Note1):
Common stockholder's equity:
Common stock - $1 par value; authorized 250,000,000 shares;
issued and outstanding 187,364,863 shares	$ 187,365	$ 187,365
Paid-in-surplus	2,638,158	2,722,894
Accumulated other comprehensive income	238	126
Retained earnings	13,278	29,317
	2,839,039	2,939,702
Cumulative preferred stock, authorized 3,400,000 shares, $100 par value:
Optionally redeemable, issued and outstanding 434,533 and 447,555
shares, respectively	43,453	44,756
Cumulative preferred stock, authorized 19,600,000 shares, $25 par value:
Optionally redeemable, issued and outstanding 1,113,100 shares	55,655	55,655
Long-term debt	3,934,789	4,139,315
Total capitalization	6,872,936	7,179,428

Current liabilities:
Short-term debt to affiliates	10,500	419,000
Long-term debt due within one year	917,784	544,647
Accounts payable	308,587	239,677
Customers' deposits	22,587	18,918
Accrued interest	111,759	111,515
Other	113,718	124,855
	1,484,935	1,458,612

Other liabilities (Note 3):
Accumulated deferred income taxes	1,051,635	1,108,232
Liability for swap contracts	619,710	653,949
Employee pension and other benefits	877,860	745,393
Other	710,575	658,974
	3,259,780	3,166,548
Commitments and contingencies (Notes 2 and 3):
Liability for environmental restoration	310,000	297,000
	$11,927,651	$12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(in thousands of dollars)	2002	2001
	(Successor)	(Predecessor)
	RESTATED	RESTATED
	Note 7	Note 7
Cash flows from operating activities:
Net income (loss)	$ 50,670	$ (12,800)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	98,211	158,380
Amortization of stranded costs	70,599	181,815
Disallowed nuclear investment costs	-	123,000
Reversal of deferred nuclear investment costs	-	(79,711)
Provision for deferred income taxes	(52,276)	(39,125)
Change in restricted cash	(17,037)	(43,547)
Net accounts receivable (net of changes in accounts receivable sold)	13,403	141,472
Materials and supplies	(46,873)	(63,169)
Accounts payable and accrued expenses	72,578	(24,055)
Accrued interest	244	(6,798)
Changes in merger rate plan stranded costs	(6,736)	24,320
Deferral of MRA interest rate savings	6,552	7,504
Changes in other assets and liabilities	108,802	70,497
Net cash provided by operating activities	298,137	437,783

Cash flows from investing activities:
Construction additions	(99,210)	(128,956)
Nuclear fuel	-	(166)
Acquisition of utility plant	(99,210)	(129,122)
Proceeds from the sale of generation assets (payment of notes receivable)	249,799	-
Other investments	4,096	(15,978)
Other	(8,650)	(1,856)
Net cash provided by (used in) investing activities	146,035	(146,956)

Cash flows from financing activities:
Common stock dividends paid to Holdings (including a return of capital of $86.1 million)	(150,000)	(10,000)
Preferred dividends paid	(2,795)	(15,481)
Reductions in long-term debt	(360,794)	(486,692)
Proceeds from long-term debt	500,000	530,000
Reduction in preferred stock	(1,303)	(3,050)
Net change in short-term debt	(408,500)	25,000
Other	302	(7,337)
Net cash provided by (used in) financing activities	(423,090)	32,440

Net increase in cash	21,082	323,267
Cash at beginning of period	9,882	60,957
Cash at end of period	$ 30,964	$ 384,224

Supplemental disclosures of cash flow information:
Interest paid	$ 158,254	$ 183,357
Income taxes paid	$ 10,471	$ 3,310

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

Goodwill: Goodwill was $1.243 billion and $1.231 billion at September 30, 2002 and March 31, 2002, respectively. The increase in goodwill of approximately $12 million reflects post-acquisition adjustments for changes made to the fair value of certain assets and liabilities acquired. These adjustments are true-ups of estimates made at the date of the merger.

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

NRG Lawsuit: On October 2, 2000, Niagara Mohawk filed lawsuits in New York Supreme Court against the owners of three power plants (the Plants) which Niagara Mohawk sold in 1999 to three affiliates of NRG, Huntley Power LLC, Dunkirk Power LLC and Oswego Harbor, LLC (the Defendants). These suits (collectively referred to herein as the State Court Actions) were filed to collect on invoices for electricity furnished by Niagara Mohawk to the Defendants for use in the Plants since the Plants were sold in 1999. In its Complaints in the State Court Actions, Niagara Mohawk initially sought approximately $8.0 million in damages, which represented Niagara Mohawk’s retail delivery rates filed with and approved by the PSC applied to the Defendants’ usage as of the date those Complaints were filed. Although the Defendants have made approximately $7.6 million in payments on what they believe is the undisputed portion of the balance they owe Niagara Mohawk, the balance owed, according to Niagara Mohawk’s records, has grown to approximately $30.0 million as of September 30, 2002.

The Defendants asserted in 2000 that the FERC had exclusive jurisdiction. In 2001, the FERC issued orders in cases involving other parties that affirmed the jurisdiction of state commissions to authorize retail delivery charges for station service provided by distribution companies to generators like NRG. In May 2002, however, the FERC issued two additional orders in similar cases. FERC stated that, to the extent deliveries are made over facilities classified as distribution, the states have jurisdiction to assess charges and, to the extent deliveries are made over facilities classified as transmission only, the FERC has exclusive jurisdiction over such delivery charges. The FERC was asked to clarify the scope of its orders, and in August 2002 it responded to several requests for clarification it received from parties involved in station service disputes. However, FERC’s orders did not result in a resolution of the dispute with NRG in the state court actions.

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

NOTE 3. RATE AND REGULATORY ISSUES AND CONTINGENCIES

Niagara Mohawk’s financial statements conform to generally accepted accounting principles (“GAAP”), including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be refunded through customer billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.2 billion at September 30, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Merger Rate Plan. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS No. 71 to the recovery of stranded costs.

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

The decrease in the fair value of the liability for the IPP indexed swaps, Huntley, Dunkirk, and Albany swap contracts to $620 million at September 30, 2002 versus $654 million at March 31, 2002 is due to a revaluation that projects an increase in electric prices relative to the contract prices paid over the remaining lives of the contracts.

Niagara Mohawk has also been making payments to a non-MRA IPP under a contract to buy power where the price for this power is indexed to natural gas. Increases in the price of gas cause this contract to be more costly. Niagara Mohawk purchases NYMEX gas futures contracts to mitigate the impact the price of gas has on this contract.

Activity for the fair value of the NYMEX futures and gas basis swaps for the six months ended September 30, 2002 are as follows:

(in thousands of dollars)	Hedges of IPP Swaps				Hedges Non-MRA IPP
	NYMEX Futures		Gas Basis Swaps		NYMEX Futures
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 Asset / (Liability)	-	-	-	-	-	-
New Contracts	40,560.0	-	3,264.3	-	3,500.0	-
Settled during period	(18,090.0)	$ 801.4	(2,698.7)	$ 14.5	(1,510.0)	$ 75.9
Mark-to-market Adjustments	-	5,693.3	-	1.0	-	500.6
September 30, 2002 Asset / (Liability)	22,470.0	$ 6,494.7	565.6	$ 15.5	1,990.0	$ 576.5

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

The following table details the fair value activity for gas cash flow hedges for the six months ended September 30, 2002:

(in thousands of dollars)	Hedges of Gas Supply
	NYMEX Futures		Call Options		Put Options
	Dth	Fair Value	Dth	Fair Value	Dth	Fair Value
March 31, 2002 Asset / (Liability)	-	-	-	-	-	o
New Contracts	4,450.0		7,690.0	$ 1,337.3	7,690.0	$ (1,338.3)
Settled during the period	(230.0)	$ 13.3	(2,850.0)	-	(2,850.0)	-
Mark-to-market Adjustments		1,828.4		186.9		822.1
September 30, 2002 Asset / (Liability)	4,220.0	$ 1,841.7	4,840.0	$ 1,524.2	4,840.0	$ (516.2)

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

	Three Months Ended September 30, 2002
		(In millions of dollars)

		Operating In-	Depreciation	Amortization
	Operating	come before	and	of Stranded
	Revenues	Income Taxes	Amortization	Costs
Transmission	$ 66	$ 25	$ 9	$ -
Distribution	684	67	31	-
Stranded	136	54	-	35
Gas	68	(11)	9	-
Total	$ 954	$ 135	$ 49	$ 35

	Six Months Ended September 30, 2002
		(In millions of dollars)

		Operating In-	Depreciation	Amortization
	Operating	come before	and	of Stranded
	Revenues	Income Taxes	Amortization	Costs
Transmission	$ 131	$ 54	$ 17	$ -
Distribution	1,272	120	63	-
Stranded	256	95	-	71
Gas	207	6	18	-
Total	$ 1,866	$ 275	$ 98	$ 71

(In millions of dollars)
	Total
	Assets	Goodwill		Goodwill
	September 30,	March 31,	Changes in	September 30,
	2002	2002	Goodwill	2002
Transmission	$ 1,423	$ 304	$ 3	$ 307
Distribution	4,618	712	6	718
Stranded	3,870	-	-	-
Gas	1,569	215	3	218
Corporate assets	448	-	-	-
Total	$ 11,928	$ 1,231	$ 12	$ 1,243

NOTE 6. SUBSEQUENT EVENT

On November 8, 2002, Niagara Mohawk converted $500 million of the short-term debt from the inter-company money pool to a ten-year, fixed rate (5.80 percent) note with National Grid USA, the parent company. The note matures on November 1, 2012. This adjustment is reflected in the September 30, 2002 Consolidated Balance Sheets.

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and six-month periods ended September 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $5 million and $9 million in the three and six month periods ending September 30, 2001, well as an after-tax increase to goodwill of $67 million at March 31, 2002 and $63 million at September 30, 2002 ($4 million had been charged to goodwill at September 30, 2002 prior to the restatement).

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 30, 2002 and September 30, 2002.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the three and six month periods ending December 31, 2001 by $0.5 million and $1 million respectively and increases the goodwill balance by less than $0.5 million at March 31, 2002 and September 30, 2002.

Adjustments to goodwill for bad debt reserves: Niagara Mohawk has determined that amounts previously recorded as adjustments to goodwill in the second quarter of fiscal 2003 should have been charged to bad debt expense. This adjustment reduced pre-tax earnings by $18 million in the three- and six-month periods ending September 30, 2002.

Additional minimum liabilities for pensions: A remeasurement event during the second quarter of fiscal 2003 gave rise to the need to recognize an additional minimum liability (AML) for pensions in the Company’s September 30, 2002 consolidated balance sheet. An AML must be recognized when the plan's accumulated benefit obligation (ABO) exceeds the plan’s assets, as was the case at September 30, 2002. The ABO represents the present value of benefits earned without considering future salary increases.

The Company originally filed its Form 10-Q for the quarter ended September 30, 2002 without taking the AML for pensions into consideration. Accordingly, an adjustment was made to increase pension liabilities by $140 million in the accompanying September 30, 2002 consolidated balance sheet. As the Company is assured of recovery of future pension expense due to the reconciliation mechanism featured in the Merger Rate Plan, the AML was offset by recording a regulatory asset.

For further information on the restatement for the years ended December 31, 2001, 2000, and 1999 see Niagara Mohawk’s Form 10-KT/A for the transition period ended March 31, 2002.

The following table presents the effects of the aforementioned adjustments on the statements of operations and balance sheets of Niagara Mohawk for each of the respective periods.

Three Months ended September 30, 2002		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Other operation and maintenance expense		206,709	18,476	(a)	225,185

Income taxes		23,017	(7,390)	(b)	15,627

	Total operating expenses	823,989	11,086	(x)	835,075

	Operating income	130,350	(11,086)	(x)	119,264

	Income before interest charges	122,916	(11,086)	(x)	111,830

	Net income	33,576	(11,086)	(x)	22,490

(a) -	Bad debt adjustment
(b) -	Income tax associated with adjustment
(x) -	Subtotal, see above adjustments

Three Months ended September 30, 2001		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Electric Operating Revenues		$ 940,854	$ (2,107)	(a)	$ 938,747

	Total Operating Revenues	1,009,946	(2,107)	(x)	1,007,839

Other Operation and Maintenance Expense		221,256	(429)	(b)	220,827

Income Taxes		(15,966)	(1,669)	(c)	(17,635)

	Total Operating Expenses	975,201	(2,098)	(x)	973,103

	Operating Income	34,745	(9)	(x)	34,736

	Income before interest charges	109,445	(9)	(x)	109,436

Other Interest		10,480	2,494	(a)	12,974

	Total Interest Expense	95,094	2,494	(x)	97,588

	Net Income (Loss)	14,351	(2,503)	(x)	11,848

	Balance available for common stock	6,627	(2,503)	(x)	4,124

(a) -	Regulatory liability adjustment	(c) -	Income tax associated with adjustments
(b) -	Injuries and damages	(x) -	Subtotal, see above adjustments

Six Months ended September 30, 2002		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Other operation and maintenance expense		388,915	18,476	(a)	407,391

Income taxes		40,858	(7,390)	(b)	33,468

	Total operating expenses	1,613,660	11,086	(x)	1,624,746

	Operating income	251,922	(11,086)	(x)	240,836

	Income before interest charges	239,858	(11,086)	(x)	228,772

	Net income	61,756	(11,086)	(x)	50,670

(a) -	Bad debt adjustment
(b) -	Income tax associated with adjustment
(x) -	Subtotal, see above adjustments

	September 30, 2002	Previously				As
	(in 000's)	Reported		Adjustments		Restated

	Balance Sheet:

	Goodwill	1,188,312		54,887	(a)	1,243,199

	Accounts Receivable	518,037		(8,678)	(b)	509,359

	Current Deferred Income Taxes	36,563		13,095	(c)	49,658

	Total Current Assets	736,260		4,417	(x)	740,677

	Regulatory Assets--Regulatory Tax Asset	176,130		(4,651)	(c)	171,479

	Regulatory Assets - Other	183,493		84,000	(f)	267,493

	Total Regulatory Assets	5,098,236		79,349	(x)	5,177,585

	Total Assets	11,788,998		138,653	(x)	11,927,651

	Retained Earnings	24,364		(11,086)	(d)	13,278

	Other non-current liabilities--Accumulated
	deferred income taxes	1,131,160		(79,525)	(c,f)	1,051,635

	Employee pension and other benefits	737,860		140,000	(f)	877,860

	Other non current liabilities--Other	621,311		89,264	(b,e)	710,575

	Total Other non current liabilities	3,110,041		149,739	(x)	3,259,780

	Total Liabilities and Shareholder's Equity	11,788,998		138,653	(x)	11,927,651

(a) -	Cumulative effect of adjustments on goodwill balance		(d) -	Bad debt write-off
(b) -	Regulatory liability adjustment		(e) -	Injuries and damages
(c) -	Taxes associated with adjustments		(f)-	Minimum pension liability
			(x) -	Subtotal, see above adjustments

March 31, 2002		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Goodwill		1,145,608		85,155	(a)	1,230,763

Accounts Receivable		543,592		(8,678)	(b)	534,914

Current Deferred Income Taxes		36,609		13,095	(c)	49,704

	Total Current Assets	692,011		4,417	(x)	696,428

Regulatory Assets--Regulatory Tax Asset		208,556		(4,651)	(c)	203,905

Regulatory Assets--Other		202,358		(27,100)	(d)	175,258

	Total Regulatory Assets	5,243,666		(31,751)	(x)	5,211,915

	Total Assets	12,043,767		57,821	(x)	12,101,588

Current Liabilities--Other		125,967		(1,112)	(e)	124,855

	Total Current Liabilities	1,459,724		(1,112)	(x)	1,458,612

Other non-current liabilities--Accumulated
	deferred income taxes	1,145,937		(37,705)	(c)	1,108,232

Other non current liabilities--Other		562,336		96,638	(b,e)	658,974

	Total Other non current liabilities	3,107,615		58,933	(x)	3,166,548

	Total Liabilities and Shareholder's Equity	12,043,767		57,821	(x)	12,101,588

(a) -	Cumulative effect of adjustments on goodwill balance		(e) -	Injuries and damages
(b) -	Regulatory liability adjustment		(x) -	Subtotal, see above adjustments
(c) -	Taxes associated with adjustments
(d) -	Regulatory asset write-off

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

Restatement of Financial Statements

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and six-month periods ended September 30, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $5 million and $9 million in the three and six month periods ending September 30, 2001, well as an after-tax increase to goodwill of $67 million at March 31, 2002 and $63 million at September 30, 2002 ($4 million had been charged to goodwill at September 30, 2002 prior to the restatement).

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 30, 2002 and September 30, 2002.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the three and six month periods ending December 31, 2001 by $0.5 million and $1 million respectively and increases the goodwill balance by less than $0.5 million at March 31, 2002 and September 30, 2002.

Adjustments to goodwill for bad debt reserves: Niagara Mohawk has determined that amounts previously recorded as adjustments to goodwill in the second quarter of fiscal 2003 should have been charged to bad debt expense. This adjustment reduced pre-tax earnings by $18 million in the three- and six-month periods ending September 30, 2002.

Additional minimum liabilities for pensions: A remeasurement event during the second quarter of fiscal 2003 gave rise to the need to recognize an additional minimum liability (AML) for pensions in the Company’s September 30, 2002 consolidated balance sheet. An AML must be recognized when the plan's accumulated benefit obligation (ABO) exceeds the plan’s assets, as was the case at September 30, 2002. The ABO represents the present value of benefits earned without considering future salary increases.

The Company originally filed its Form 10-Q for the quarter ended September 30, 2002 without taking the AML for pensions into consideration. Accordingly, an adjustment was made to increase pension liabilities by $140 million in the accompanying September 30, 2002 consolidated balance sheet. As the Company is assured of recovery of future pension expense due to the reconciliation mechanism featured in the Merger Rate Plan, the AML was offset by recording a regulatory asset.

For further information on the restatement for the years ended December 31, 2001, 2000, and 1999 see Niagara Mohawk’s Form 10-KT/A for the transition period ended March 31, 2002.

Refer to Note 7 to the Consolidated Financial Statements included herein for detailed disclosure of the impacts of the restatement on amounts previously reported.

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

In 2001, the FERC began an advanced rulemaking procedure to address Standard Market Design (“SMD”) regarding the buying and selling of power. In a December 2001 order, the FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry. As a result, the North American Energy Standards Board (“NAESB”), an independent organization that develops and promotes the use of business practice and related electronic communications standards, has formed a Wholesale Electric Quadrant (“WEQ”). Niagara Mohawk’s parent, National Grid USA, has joined the transmission sector of the WEQ. National Grid USA is also participating on behalf of each of its retail affiliates (including Niagara Mohawk) in the Retail Electric Quadrant, and Niagara Mohawk is also participating in the Retail Gas Quadrant. The FERC also solicited comments earlier this year on a wide range of issues, including: transmission and electric energy pricing and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or “ICAP”), and resolution of “seams” - or conflicting practices or charges that inhibit inter-regional energy transactions. All of these either directly or indirectly affect Niagara Mohawk’s business.

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

Short Term Liquidity. At September 30, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $31.0 million and accounts receivable of $509.4 million. Niagara Mohawk has a negative working capital balance of $744.3 million, primarily due to long-term debt due within one year of $917.8 million and short-term inter-company debt of $10.5 million. Ordinarily, construction related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of fuel and purchased power costs. In addition, the refinancing of maturing long-term debt with short-term inter-company debt has contributed to a working capital deficit. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

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

On November 8, 2002, Niagara Mohawk converted $500 million of the short-term debt from the inter-company money pool to a ten-year, fixed rate (5.80 percent) note with National Grid USA, the parent company. The note matures on November 1, 2012. This adjustment is reflected in the September 30, 2002 Consolidated Balance Sheets.

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. At September 30, 2002, no receivables had been sold to NMR. NMR has an agreement with a bank, whereby it sells Niagara Mohawk’s customer receivables to the bank (expires in May 2003). See Niagara Mohawk’s Transitional Annual Report on Form 10-KT for period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s net cash provided by investing activities increased $293.0 million in the six months ended September 30, 2002 as compared to the same period in 2001. These increases were primarily due to the note principal prepayment from Constellation of $249.8 million in April 2002 related to the sale of the nuclear assets and a decrease in construction expenditures of $29.7 million.

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

Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

Net income for the second quarter of fiscal year 2003 was $22.5 million, as compared with net income of $11.8 million for the corresponding period in the prior year. This increase is primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. The Merger Rate Plan reflects the sale of the nuclear assets in November 2001, including lower nuclear operation and maintenance costs, lower nuclear depreciation expense and real estate taxes and higher purchased power costs to replace nuclear generation. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of the repayment of debt during fiscal years 2003 and 2002. In addition, in the three months ended September 30, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

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

Electric revenues decreased $52.3 million from the three months ended September 30, 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $35.5 million and a decrease in sales for resale of $78.4 million primarily due to lower sales to the NYISO of $71.6 million. In addition, in the second quarter 2001, Niagara Mohawk recorded $12 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year. These decreases were offset by an increase in transmission revenues of $13.1 million, an increase in commodity adjustment clause revenues of $4.9 million due to higher fuel costs being charged to customers, an increase in distribution of energy of $26.1 million, an increase in electric unbilled revenues of $11.2 million, an increase in TRA revenues of $8.7 million and higher electric rates of $7.6 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates.

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

Other operation and maintenance expenses for Niagara Mohawk have increased $4.4 million in the second quarter of fiscal year 2003 as compared to the same period in the prior year, primarily due to lower nuclear operation expense of $25.4 million as a result of the sale of the nuclear assets and a decrease in transmission expense of $3.3 million. In addition, other operation and maintenance expense decreased as a result of merger integration savings. These decreases were partially offset by the recording of a pension settlement loss of $18.5 million related to the VERO.

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

Niagara Mohawk’s interest charges decreased by $8.2 million mainly due to the repayment of debt during 2001 and 2002.

Income taxes increased $33.3million primarily as a result of an increase in book taxable income. In the third quarter 2001, Niagara Mohawk recorded a tax benefit of $43.1 million related to the $123 million non-cash write-off of disallowed nuclear investment costs.

Six Months Ended September 30, 2002 versus Six Months Ended September 30, 2001

Net income for the six months ended September 30, 2002 was $50.7 million, as compared with a loss of $12.8 million for the same period in 2001. This increase is primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. In addition, Power Choice did not allow Niagara Mohawk to pass-through its commodity costs to electric customers until September 1, 2001. Therefore, earnings prior to September 1, 2001 were negatively impacted by the higher natural gas prices on indexed IPP contracts. The Merger Rate Plan reflects the sale of the nuclear assets in November 2001, including lower nuclear operation and maintenance costs, lower nuclear depreciation expense and real estate taxes and higher purchased power costs to replace nuclear generation. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of the repayment of debt during fiscal years 2003 and 2002. In addition, in the three months ended September 30, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Earnings were negatively impacted by the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $79.7 million in the three months ended September 30, 2001 and the recording of a pension settlement loss of $18.5 million related to the VERO.

Revenues and Sales/Deliveries

Electric revenues decreased $59.4 million from the six months ended September 30, 2001. The decrease in electric revenues is primarily due to lower sales to ultimate customers of $62.2 million, a decrease in sales for resale of $66.7 million primarily due to lower sales to the NYISO of $63.7 million and a decrease in commodity adjustment clause revenues of $4.0 million due to lower fuel costs being passed back to customers. In addition, in the second quarter 2001, Niagara Mohawk recorded $12 million of revenues to be received under the NYPA residential hydropower benefit mechanism as a result of an under collection from the prior year. These decreases were offset by an increase in transmission revenues of $4.0 million, an increase in distribution of energy of $40.0 million, an increase in electric unbilled revenues of $10.8 million, an increase in TRA revenues of $12.1 million and higher electric rates of $14.6 million since the commodity cost reflected in base rates was higher, partially offset by lower delivery rates.

In accordance with Power Choice and the Merger Rate Plan, Niagara Mohawk recognizes changes in accrued unbilled revenue in its results of operations. The decrease in electric sales to ultimate consumers and the increase in distribution of energy reflects the growing number of customers that purchase electricity from other suppliers.

Six Months Ended September 30,

	Electric Revenue (Thousands)			Sales (GWh)
			%			%
	2002	2001	Change	2002	2001	Change

Residential	$ 617,999	$ 576,014	7.3	5,033	4,757	5.8
Commercial	503,873	534,806	(5.8)	4,617	5,010	(7.8)
Industrial	201,891	233,863	(13.7)	2,669	2,710	(1.5)
Industrial - Special	31,954	32,821	(2.6)	2,159	2,410	(10.4)
Other	15,708	17,146	(8.4)	59	67	(11.9)
Total to Ultimate Consumers	1,371,425	1,394,650	(1.7)	14,537	14,954	(2.8)
Other Electric Systems	72,757	139,472	(47.8)	1,966	3,728	(47.3)
Distribution of Energy	126,564	86,599	46.1	2,793	2,097	33.2
Transmission of Energy	59,828	55,826	7.2	-	-	-
Miscellaneous	28,035	41,429	32.3	-	-	-

Total	$ 1,658,609	$ 1,717,976	(3.5)	19,296	20,779	(7.1)

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

Gas sales to ultimate consumers were 17.5 million Dth or a 0.7 percent increase from the six months ended September 30, 2001.

Six Months Ended September 30,

	Gas Revenue (Thousands)			Sales (Thousands of Dth)
			%			%
	2002	2001	Change	2002	2001	Change

Residential	$ 135,505	$ 157,005	(13.7)	13,276	13,321	(0.3)
Commercial	33,185	40,009	(17.1)	4,055	3,918	3.5
Industrial	942	1,013	(7.0)	154	124	24.2
Total to Ultimate Consumers	169,632	198,027	(14.3)	17,485	17,363	0.7
Transportation of
Customer-Owned Gas	30,539	25,311	20.7	49,211	60,918	(19.2)
Miscellaneous	6,802	10,730	(36.6)	-	-	-

Total	$ 206,973	$ 234,068	(11.6)	66,696	78,281	(14.8)

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

Other operation and maintenance expenses for Niagara Mohawk have decreased $66.6 million in the six months ended September 30, 2002 as compared to the same period in 2001, primarily due to lower nuclear operation expense of $64.6 million as a result of the sale of the nuclear assets and a decrease in transmission expense of $27.6 million in part due to fewer TCCs purchased through the auction process conducted by the NYISO. In addition, other operation and maintenance expense decreased as a result of merger integration savings and a reduction in bad debt expense of $5.5 million. These decreases were partially offset by the recording of a pension settlement loss of $18.5 million related to the VERO.

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

Niagara Mohawk’s interest charges decreased by $21.6 million mainly due to the repayment of debt during 2001 and 2002.

Income taxes increased $61.6 million primarily as a result of an increase in book taxable income. In the six months ended September 30, 2001, Niagara Mohawk recorded a tax benefit of $43.1 million related to the non-cash write-off $123 million of disallowed nuclear investment costs.

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
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

s/John G. Cochrane_________
John G. Cochrane
Chief Financial Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number Description

99.1 Certification of CEO under section 906 of the
Sarbanes-Oxley Act of 2002

99.2 Certification of CFO under section 906 of the
Sarbanes-Oxley Act of 2002
EXHIBIT 99-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Edwards, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/William F. Edwards__________
William F. Edwards
President and
Chief Executive Officer

April 14, 2003

EXHIBIT 99-2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane__________
John G. Cochrane
Chief Financial Officer

April 14, 2003