Form 10-Q/A
period 2002-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-04-15
CIK 71932

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
	(all held by Niagara Mohawk
	Holdings, Inc.)

Explanatory Note

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and nine-month periods ended December 31, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. For further discussion see Note F in the Notes to the Consolidated Financial Statements and the restatement discussion within Management’s Discussion and Analysis.

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

Exhibit Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	Restated	Restated	Restated	Restated
	Note F	Note F	Note F	Note F
Operating revenues:
Electric	$ 805,351	$ 851,670	$ 2,463,960	$ 2,569,647
Gas	162,456	131,293	369,429	365,361
Total operating revenues	967,807	982,963	2,833,389	2,935,008

Operating expenses:
Purchased electricity	375,692	348,075	1,178,341	1,013,189
Fuel for electric generation	-	6,177	-	22,845
Purchased gas	83,665	57,181	169,222	169,564
Other operation and maintenance expense	211,337	230,713	618,728	704,657
Amortization of stranded costs	35,299	120,248	105,898	302,064
Disallowed nuclear investment costs	-	-	-	123,000
Depreciation and amortization	49,789	56,076	148,000	214,456
Taxes, other than income taxes	64,981	53,583	191,852	183,943
Income taxes	24,552	13,314	58,020	(17,207)
Total operating expenses	845,315	885,367	2,470,061	2,716,511

Operating income	122,492	97,596	363,328	218,497

Other income (deductions), net	(4,326)	(2,129)	(16,390)	63,844

Income before interest charges	118,166	95,467	346,938	282,341

Interest:
Interest on long-term debt	72,017	87,132	243,806	270,088
Other interest	8,598	10,187	14,911	26,905
Total interest expense	80,615	97,319	258,717	296,993

Net income (loss)	$ 37,551	$ (1,852)	$ 88,221	$ (14,652)

Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

Retained earnings, beginning of period	$ 13,278	$ 176,507	$ 29,317	$ 241,948

Net income (loss)	37,551	(1,852)	88,221	(14,652)
Dividends on preferred stock	1,388	7,611	4,183	23,092
Dividend to Niagara Mohawk Holdings, Inc.	-	-	63,914	37,160

Retained earnings, end of period	$ 49,441	$ 167,044	$ 49,441	$ 167,044

Consolidated Statements of Comprehensive Operations
(In thousands of dollars)
(UNAUDITED)

Net income (loss)	$ 37,551	$ (1,852)	$ 88,221	$ (14,652)

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	164	261	(884)	(186)
Hedging activity, net of taxes	533	14,731	1,693	(8,748)
SERP additional minimum pension liability	-	(5,002)	-	(4,469)
Total other comprehensive income (loss)	697	9,990	809	(13,403)

Comprehensive income (loss)	$ 38,248	$ 8,138	$ 89,030	$ (28,055)

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
ASSETS	(Successor)	(Successor)
	Restated	Restated
	Note F	Note F
Utility plant, at original cost:
Electric plant	$ 5,035,065	$ 4,938,709
Gas plant	1,379,786	1,352,258
Common Plant	349,284	359,429
Construction work-in-progress	178,907	180,667
Total utility plant	6,943,042	6,831,063
Less: Accumulated depreciation and amortization	2,304,744	2,226,493
Net utility plant	4,638,298	4,604,570

Goodwill	1,236,340	1,230,763

Other property and investments	94,737	95,785

Current assets:
Cash and cash equivalents	39,326	9,882
Restricted cash	9,378	8,082
Accounts receivable (less reserves of $87,600 and
$61,300, respectively, and includes receivables	511,957	534,914
to associated companies of $139 and $1,129,
respectively)
Notes receivable	73	50,050
Materials and supplies, at average cost:
Gas storage	48,040	3,335
Other	17,815	17,484
Prepaid taxes	-	17,491
Current deferred income taxes	43,067	49,704
Other	21,894	5,486
Total current assets	691,550	696,428

Regulatory and other non-current assets:
Regulatory assets (Note C):
Merger rate plan stranded costs	3,220,428	3,300,885
Swap contracts regulatory asset	644,746	653,949
Regulatory tax asset	172,785	203,905
Deferred environmental restoration costs (Note B)	310,000	297,000
Pension and postretirement benefit plans	500,303	540,786
Loss on reacquired debt	49,085	40,132
Other	358,825	189,959
Total regulatory assets	5,256,172	5,226,616

Long-term notes receivable	-	199,822
Other assets	37,744	47,604
Total regulatory and other non-current assets	5,293,916	5,474,042

Total assets	$ 11,954,841	$ 12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
CAPITALIZATION AND LIABILITIES	(Successor)	(Successor)
	RESTATED	RESTATED
	Note F	Note F
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,640,685	2,722,894
Accumulated other comprehensive income	935	126
Retained earnings	49,441	29,317
Total common stockholder's equity	2,878,426	2,939,702

Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	43,167	44,756
Authorized - 3,400,000 shares
Issued and outstanding - 431,669 and 447,555 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	55,655	55,655
Authorized - 19,600,000 shares
Issued and outstanding - 1,113,100 shares

Long-term debt	3,444,274	4,146,642
Long-term debt to affiliates	500,000	-

Total capitalization	6,921,522	7,186,755

Current liabilities:
Accounts payable (including payables to associated companies	257,558	239,677
of $2,859 and $8,890, respectively)
Customers' deposits	23,457	18,918
Accrued interest	69,467	111,515
Accrued taxes	8,158	-
Short-term debt to affiliates	291,000	419,000
Current portion of long-term debt	611,758	544,647
Other	85,718	124,855
Total current liabilities	1,347,116	1,458,612

Other non-current liabilities:
Accumulated deferred income taxes	1,031,131	1,108,232
Liability for swap contracts	644,746	653,949
Employee pension and other benefits	931,170	745,393
Other	769,156	651,647
Total other non-current liabilities	3,376,203	3,159,221

Commitments and contingencies (Notes B and C):
Liability for environmental remediation costs	310,000	297,000

Total capitalization and liabilities	$ 11,954,841	$ 12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2002	2001
	(Successor)	(Predecessor)
	Restated	Restated
	Note F	Note F
Operating activities:
Net income (loss)	$ 88,221	$ (14,652)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	148,000	214,456
Amortization of stranded costs	105,898	302,063
Disallowed nuclear investment costs	-	123,000
Reversal of deferred nuclear investment costs	-	(79,711)
Provision for deferred income taxes	2,476	(18,413)
Change in restricted cash	(1,296)	(17,593)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net (net of changes
in accounts receivable sold)	20,957	33,232
Increase in materials and supplies	(45,036)	(55,685)
Increase (decrease) in accounts payable and accrued expenses	22,420	(60,625)
Decrease in accrued interest and taxes	(33,890)	(33,542)
Changes in MRA and IPP buyout costs regulatory assets	28,135	36,468
Decrease in deferral of MRA interest rate savings	9,007	10,780
Other, net	66,542	14,199
Net cash provided by operating activities	411,434	453,977

Investing activities:
Construction additions	(172,388)	(196,895)
Nuclear fuel	-	(1,518)
Acquisition of utility plant	(172,388)	(198,413)
Proceeds from the sale of generation assets (payment
of notes receivable in 2002)	249,799	269,947
Other investments	833	(17,532)
Other	(11,829)	(15,119)
Net cash provided by investing activities	66,415	38,883

Financing activities:
Common stock dividends paid to Holdings (including a
return of capital of $86.1 million in 2002)	(150,000)	(37,160)
Dividends paid on preferred stock	(4,183)	(23,092)
Reductions in long-term debt	(667,626)	(690,696)
Proceeds from long-term debt	500,000	534,152
Redemption of preferred stock	(1,589)	(3,050)
Net change in short-term debt	(128,000)	(225,000)
Other	2,993	(11,737)
Net cash used in financing activities	(448,405)	(456,583)

Net increase in cash and cash equivalents	29,444	36,277

Cash and cash equivalents, beginning of period	9,882	60,957

Cash and cash equivalents, end of period	$ 39,326	$ 97,234

Supplemental disclosures of cash flow information:
Interest paid	$ 268,901	$ 183,357
Income taxes paid	$ 11,829	$ 3,310

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

Results of operations from 1999 through January 30, 2002 reflect the implementation of the Power Choice multi-year electric rate agreement (“Power Choice”) and the sale of the generation assets at various times through that period. As a result of the closing of the Master Restructuring Agreement (“MRA”) and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset. The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” in Niagara Mohawk’s Form 10-KTA for the transitional period ended March 31, 2002, Part I, Item 7 for further discussion of how the closing of the merger with National Grid will impact the future results of Niagara Mohawk. See Niagara Mohawk’s Form 10-KTA for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 3, for a further discussion of the MRA and the generation asset sales.
Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform with the current year presentation.

Goodwill: Goodwill was $1,236 million and $1,231 million at December 31, 2002 and March 31, 2002, respectively. The increase in goodwill of approximately $5 million reflects post-acquisition adjustments for changes made to the fair value of certain assets and liabilities acquired. These adjustments are true-ups of estimates made at the date of the merger.

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

Note C – Rate and Regulatory Issues and Contingencies

Niagara Mohawk’s financial statements conform to generally accepted accounting principles (“GAAP”), including the accounting principles for rate-regulated entities with respect to its regulated operations. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be recovered through customer billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of Niagara Mohawk are approximately $5.3 billion at December 31, 2002. These regulatory assets are probable of recovery under Niagara Mohawk’s Merger Rate Plan. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS No. 71 to the recovery of stranded costs.

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

Swap contract regulatory asset: The swap contract regulatory asset represents the expected future recovery of the swap contract liabilities. The swap contract liabilities are the present value of the forecasted over-market payments in the restated power purchase agreement (“PPA”) contracts and the financial swaps associated with the sale of various generation plants. The regulatory asset associated with the restated IPP contracts will amortize over ten years ending in June 2008 as notional quantities are settled. The part of this regulatory asset associated with the generating plants will be amortized over the remaining terms of these contracts, ending September 30, 2003. See Niagara Mohawk’s Form 10-KT/A for the period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Notes 8 and 9 for a further discussion of the several PPAs and other financial agreements that Niagara Mohawk has entered into as part of the MRA and the sale of its generation assets. The amount of this regulatory asset will fluctuate as estimates of future market and contract prices change over the terms of the contracts and will decline as the remaining contract periods shorten. Payments under these arrangements are included in the “Electricity Purchased” line item in the Consolidated Statements of Income and Retained Earnings.

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

For a more detailed discussion of the various derivative instruments used, see Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Notes 9, Fair Value of Financial and Derivative Financial Instruments. See also Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a detailed discussion about how these items factor into Niagara Mohawk’s risk management strategy.

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

	Electric	Gas	Corporate	Total
Three months ended
December 31, 2002
Operating revenue	$ 806	$ 162	$ -	$ 968
Operating income (loss) before
income taxes	129	18	-	147
Depreciation and amortization	41	9	-	50
Amortization of stranded costs	35	-	-	35

Nine months ended
December 31, 2002
Operating revenue	$ 2,464	$ 369	$ -	$ 2,833
Operating income before
income taxes	399	22	-	421
Depreciation and amortization	121	27	-	148
Amortization of stranded costs	106	-	-	106

Goodwill
Goodwill, at March 31, 2002 (RESTATED)	$ 1,016	$ 215	$ -	$ 1,231
Increase in goodwill	4	1	-	5
Goodwill, at December 31, 2002 (RESTATED)	$ 1,020	$ 215	$ -	$ 1,236

December 31, 2002
Total assets	$ 9,754	$ 1,586	$ 615	$ 11,955

Note F Restatement of Financial Statements

Niagara Mohawk indentified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and nine-month periods ended December 31, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $7 million and $16 million in the three and nine month periods ending December 2001, as well as an after-tax increase to goodwill of $67 million at March 31, 2002 and $63 million at December 31, 2002 ($4 million had been charged to goodwill at December 31, 2002 prior to the restatement).

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 30, 2002. There is no change to the December 31, 2002 goodwill balance for this adjustment.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the three and nine month periods ending December 31, 2001 by $0.5 million and $1.5 million respectively and increases the goodwill balance by less than $0.5 million at March 31, 2002. There is no change to the goodwill balance at December 31, 2002 for this adjustment.

Adjustments to goodwill for bad debt reserves: Niagara Mohawk has determined that amounts previously recorded as adjustments to goodwill in the second and third quarters of fiscal 2003 should have been charged to bad debt expense. This adjustment reduced pre-tax earnings by $18 million and $42 million in the three- and nine-month periods ending December 31, 2002..

Additional minimum liabilities for pensions: A remeasurement event during the second quarter of fiscal 2003 gave rise to the need to recognize an additional minimum liability (AML) for pensions in the Company’s December 31, 2002 consolidated balance sheet. An AML must be recognized when the plan's accumulated benefit obligation (ABO) exceeds the plan’s assets, as was the case at December 31, 2002. The ABO represents the present value of benefits earned without considering future salary increases.

The Company originally filed its Form 10-Q for the quarter ended December 31, 2002 without taking the AML for pensions into consideration. Accordingly, an adjustment was made to increase pension liabilities by $196 million in the accompanying December 31, 2002 consolidated balance sheet. As the Company is assured of recovery of future pension expense due to the reconciliation mechanism featured in the Merger Rate Plan, the AML was offset by recording a regulatory asset.

For further information on the restatement for the years ended December 31, 2001, 2000, and 1999 see Niagara Mohawk’s Form 10-KT/A for the transition period ended March 31, 2002.

The following table presents the effects of the aforementioned adjustments on the statements of operations and balance sheets of Niagara Mohawk for each of the respective periods.

Three Months ended December 31, 2002		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Other operation and maintenance expense		187,437	23,900	(a)	211,337

Income taxes		34,112	(9,560)	(b)	24,552

	Total operating expenses	830,975	14,340	(x)	845,315

	Operating income	136,832	(14,340)	(x)	122,492

	Income before interest charges	132,506	(14,340)	(x)	118,166

	Net income	51,891	(14,340)	(x)	37,551

(a) -	Bad debt adjustment
(b) -	Income tax associated with adjustment
(x) -	Subtotal, see above adjustments

Three Months ended December 31, 2001		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Electric Operating Revenues		$ 856,295	$ (4,625)	(a)	$ 851,670

	Total Operating Revenues	987,588	(4,625)	(x)	982,963

Other Operation and Maintenance Expense		231,141	(428)	(b)	230,713

Income Taxes		15,990	(2,676)	(c)	13,314

	Total Operating Expenses	888,471	(3,104)	(x)	885,367

	Operating Income	99,117	(1,521)	(x)	97,596

	Income before interest charges	96,988	(1,521)	(x)	95,467

Other Interest		7,693	2,494	(a)	10,187

	Total Interest Expense	94,825	2,494	(x)	97,319

	Net Income (Loss)	2,163	(4,015)	(x)	(1,852)

(a) -	Regulatory liability adjustment	(c) -	Income tax associated with adjustments
(b) -	Injuries and damages	(x) -	Subtotal, see above adjustments

Nine Months ended December 31, 2002		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Other operation and maintenance expense		576,352	42,376	(a)	618,728

Income taxes		74,970	(16,950)	(b)	58,020

	Total operating expenses	2,444,635	25,426	(x)	2,470,061

	Operating income	388,754	(25,426)	(x)	363,328

	Income before interest charges	372,364	(25,426)	(x)	346,938

	Net income	113,647	(25,426)	(x)	88,221

(a) -	Bad debt adjustment
(b) -	Income tax associated with adjustment
(x) -	Subtotal, see above adjustments

Nine Months ended December 31, 2001		Previously			As
(in 000's)		Reported	Adjustments		Restated

Statement of Operations:

Electric Operating Revenues		$ 2,578,324	$ (8,677)	(a)	$ 2,569,647

	Total Operating Revenues	2,943,685	(8,677)	(x)	2,935,008

Other Operation and Maintenance Expense		705,943	(1,286)	(b)	704,657

Income Taxes		(11,257)	(5,950)	(c)	(17,207)

	Total Operating Expenses	2,723,746	(7,235)	(x)	2,716,511

	Operating Income	219,939	(1,442)	(x)	218,497

	Income before interest charges	283,783	(1,442)	(x)	282,341

Other Interest		19,423	7,482	(a)	26,905

	Total Interest Expense	289,511	7,482	(x)	296,993

	Net Income (Loss)	(5,728)	(8,924)	(x)	(14,652)

(a) -	Regulatory liability adjustment	(c) -	Income tax associated with adjustments
(b) -	Injuries and damages	(x) -	Subtotal, see above adjustments

December 31, 2002		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Goodwill		1,196,192		40,148	(a)	1,236,340

Accounts Receivable		520,635		(8,678)	(b)	511,957

Current deferred income taxes		29,972		13,095	(c)	43,067

	Total Current Assets	687,133		4,417	(x)	691,550

Regulatory Assets--Regulatory Tax Asset		177,436		(4,651)	(c)	172,785

Regulatory Assets--Other		246,088		112,737	(d)	358,825

	Total Regulatory Assets	5,148,086		108,086	(x)	5,256,172

	Total Regulatory and other non current assets	5,185,830		108,086	(x)	5,293,916

	Total Assets	11,802,190		152,651	(x)	11,954,841

Retained earnings		74,867		(25,426)	(f)	49,441

	Total common stockholder's equity	2,903,852		(25,426)	(x)	2,878,426

	Total capitalization	6,946,948		(25,426)	(x)	6,921,522

Other non-current liabilities--Accumulated
	deferred income taxes	1,137,690		(106,559)	(c)	1,031,131

Employee pension and other benefits		735,105		196,065	(e)	931,170

Other non-current lliabilities - other		680,585		88,571	(b,g)	769,156

	Total Other non current liabilities	3,198,126		178,077	(x)	3,376,203

	Total Capitalization and Liabilities	11,802,190		152,651	(x)	11,954,841

(a) -	Cumulative affect of adjustments on goodwill balance		(e) -	Minimum pension liability
(b) -	Regulatory liability adjustment		(f) -	Bad debts adjustment
(c) -	Taxes associated with adjustments		(g) -	Uninsured claims liability
(d) -	Regulatory asset write off		(x) -	Subtotal, see above adjustments

March 31, 2002		Previously				As
(in 000's)		Reported		Adjustments		Restated

Balance Sheet:

Goodwill		1,145,608		85,155	(a)	1,230,763

Accounts Receivable		543,592		(8,678)	(b)	534,914

Current Deferred Income Taxes		36,609		13,095	(d)	49,704

	Total Current Assets	692,011		4,417	(x)	696,428

Regulatory Assets--Regulatory Tax Asset		208,556		(4,651)	(d)	203,905

Regulatory Assets--Other		217,059		(27,100)	(c)	189,959

	Total Regulatory Assets	5,258,367		(31,751)	(x)	5,226,616

	Total regulatory and other non-current assets	5,505,793		(31,751)	(x)	5,474,042

	Total Assets	12,043,767		57,821	(x)	12,101,588

Current Liabilities--Other		97,211		27,644	(e)	124,855

	Total Current Liabilities	1,430,968		27,644	(x)	1,458,612

Other non-current liabilities--Accumulated
	deferred income taxes	1,145,937		(37,705)	(d)	1,108,232

Other non current liabilities--Other		583,765		67,882	(b,e,f)	651,647

	Total other non-current liabilities	3,129,044		30,177	(x)	3,159,221

	Total Liabilities and Shareholder's Equity	12,043,767		57,821	(x)	12,101,588

(a) -	Cumulative affect of adjustments on goodwill balance		(e) -	Reclassification to conform with
(b) -	Regulatory liability adjustment			current year presentation
(c) -	Regulatory asset write off		(f) -	Injuries and damages
(d) -	Taxes associated with adjustments		(x) -	Subtotal, see above adjustments

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

Restatement of Financial Statements

Niagara Mohawk identified certain matters in the application of generally accepted accounting principles in its originally reported results of operations for the three- and nine-month periods ended December 31, 2002 and 2001 which required Niagara Mohawk to restate its consolidated financial statements for those periods. Additionally, certain of the adjustments identified also impact prior periods. The restatement reflects adjustments pertaining to (i) regulatory liabilities associated with certain account reconciliations and related carrying charges, (ii) a regulatory asset (iii) uninsured claims, (iv) adjustments to goodwill for bad debt reserves and (v) additional minimum liabilities for pensions. A description of each of the adjustments follows:

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

These net adjustments to regulatory liabilities result in a net decrease in pre-tax income of $7 million and $16 million in the three and nine month periods ending December 2001, as well as an after-tax increase to goodwill of $67 million at March 31, 2002 and $63 million at December 31, 2002 ($4 million had been charged to goodwill at December 31, 2002 prior to the restatement).

Regulatory asset: Niagara Mohawk had recorded a regulatory asset of $27 million in connection with the establishment of a portion of its allowance for doubtful accounts. This regulatory asset was primarily recorded during periods prior to 1999. In hindsight, it does not appear that there was a basis to consider this balance probable of recovery. Eliminating this regulatory asset results in an after-tax increase to goodwill of $16 million at March 30, 2002 and December 31, 2002.

Uninsured claims liability: In the pre-acquisition period, Niagara Mohawk did not record an accrual for the estimated uninsured claims liability. Niagara Mohawk considered these estimated claims to be probable of payment at each of the respective period ends, but accounted for them on a cash basis of payments as opposed to accrual accounting. As of December 31, 1998, this liability should have been $10 million. Recording this liability increases pre-tax income in the three and nine month periods ending December 31, 2001 by $0.5 million and $1.5 million respectively and increases the goodwill balance by less than $0.5 million at March 31, 2002. There is no change to the goodwill balance at December 31, 2002 for this adjustment.

Adjustments to goodwill for bad debt reserves: Niagara Mohawk has determined that amounts previously recorded as adjustments to goodwill in the second and third quarters of fiscal 2003 should have been charged to bad debt expense. This adjustment reduced pre-tax earnings by $18 million and $42 million in the three- and nine-month periods ending December 31, 2002.

Additional minimum liabilities for pensions: A remeasurement event during the second quarter of fiscal 2003 gave rise to the need to recognize an additional minimum liability (AML) for pensions in the Company’s December 31, 2002 consolidated balance sheet. An AML must be recognized when the plan's accumulated benefit obligation (ABO) exceeds the plan’s assets, as was the case at December 31, 2002. The ABO represents the present value of benefits earned without considering future salary increases.

The Company originally filed its Form 10-Q for the quarter ended December 31, 2002 without taking the AML for pensions into consideration. Accordingly, an adjustment was made to increase pension liabilities by $196 million in the accompanying December 31, 2002 consolidated balance sheet. As the Company is assured of recovery of future pension expense due to the reconciliation mechanism featured in the Merger Rate Plan, the AML was offset by recording a regulatory asset.

For further information on the restatement for the years ended December 31, 2001, 2000, and 1999 see Niagara Mohawk’s Form 10-KT/A for the transition period ended March 31, 2002.
.
Refer to Note F to the Consolidated Financial Statements included herein for detailed disclosure of the impacts of the restatement on amounts previously reported.

Merger with National Grid

On January 31, 2002, the acquisition of Holdings by National Grid was completed for a value of approximately $3 billion in cash and American Depositary Shares of National Grid Group plc (now National Grid Transco plc). The acquisition is being accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of Niagara Mohawk, the most significant subsidiary of Holdings. The merger transaction resulted in over $1.3 billion of goodwill, which is subject to SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be periodically tested for impairment. See “Merger Rate Plan” for a discussion of the anticipated future results on Niagara Mohawk and Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data, - Note 2. Merger with National Grid for further discussion of the merger.

The purchase accounting method requires Niagara Mohawk to revalue its assets and liabilities at their fair value. This revaluation resulted in an increase to Niagara Mohawk’s pension and post-retirement benefit liability in the amount of approximately $440 million, with a corresponding increase to a regulatory asset account which substantially offsets the increase in liabilities. See Niagara Mohawk’s Transitional Annual Report on Form 10-KTA for the period ended March 31, 2002, Item 8. Financial Statements and Supplementary Data, - Note 7. Pension and Other Retirement Plans.

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

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

For a discussion of the Merger Rate Plan and Power Choice, see Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Merger Rate Plan and Power Choice Rate Reductions and Retail Choice of Electricity Supplier.”

Generation Asset Sales: See Item 1. Notes to the Consolidated Financial Statements - Note C. Rate and Regulatory Issues and Contingencies, “Merger rate plan stranded costs” and Niagara Mohawk’s Form 10-KT/A for the transitional period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Generation Asset Sales.”

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

Financial Position, Liquidity and Capital Resources

(See Niagara Mohawk’s Transitional Annual Report on Form 10-KTA for the period ended March 31, 2002, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term Liquidity. At December 31, 2002, Niagara Mohawk’s principal sources of liquidity included cash and cash equivalents of $39 million and accounts receivable of $512 million. Niagara Mohawk has a negative working capital balance of $656 million, primarily due to long-term debt due within one year of $612 million and short-term inter-company debt of $291 million. Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of Niagara Mohawk’s operations as well as the timing of differences between the collection of customer receivables and the payments of purchased power costs. In addition, the refinancing of maturing long-term debt with short-term inter-company debt has contributed to a working capital deficit. As discussed below, Niagara Mohawk believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

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

Niagara Mohawk has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of Niagara Mohawk customer receivables, including accrued unbilled revenues. No receivables have been sold to NMR during the current year. NMR has an agreement with a bank, whereby it sells Niagara Mohawk’s customer receivables to the bank. The agreement expires in May 2003. See Niagara Mohawk’s Transitional Annual Report on Form 10-KTA for period ended March 31, 2002, Part II, Item 8. Financial Statements and Supplementary Data - Note 8. Commitments and Contingencies, for a further discussion of this customer receivables program.

Niagara Mohawk’s net cash provided by investing activities increased by $28 million in the nine months ended December 31, 2002 as compared to the same period in 2001. This increase was primarily due to decreased construction additions to utility plant. In both periods the Company received proceeds from Constellation as part of the generation asset sale.

Niagara Mohawk’s net cash used in financing activities decreased $8 million for the nine months ended December 31, 2002 as compared to the same period in 2001, in part due to a reduction in short-term debt and long-term debt payments of $97 million and $23 million, respectively, partially offset by an increase in dividends paid to Holdings of $113 million.

Results of Operations

The following discussion presents the material changes in results of operations for the three months and nine months ended December 31, 2002 in comparison to the same period in 2001. The results of operations reflect the seasonal nature of the business, with peak electric loads in summer and winter periods. Gas sales peak principally in the winter. The earnings for the three-month and nine-month periods should not be taken as an indication of earnings for all or any part of the balance of the year. Results of operations from 1999 through January 30, 2002 reflect the implementation of Power Choice and the sale of the generation assets at various times through that period. As a result of the closing of the MRA and the implementation of Power Choice effective September 1, 1998, reported earnings under Power Choice were substantially depressed as a result of the regulatory treatment of the MRA regulatory asset (recoverable costs to terminate, restate or amend IPP contracts, which were deferred and are amortized and recovered under Niagara Mohawk’s Power Choice agreement). The closing of the merger with National Grid occurred on January 31, 2002. The related push down and allocation of the purchase price and implementation of the Merger Rate Plan has affected the reported results of Niagara Mohawk subsequent to the merger. Information relating to all periods prior to the acquisition is presented using Niagara Mohawk’s historical basis of accounting. See “Merger Rate Plan” in Niagara Mohawk’s Form 10-KTA for the transitional period ended March 31, 2002, Part I, Item 7 for further discussion of how the closing of the merger with National Grid Transco will affect the future results of Niagara Mohawk. This discussion should also be read in conjunction with other financial and statistical information appearing elsewhere in this report.

Earnings

Earnings for the third quarter and first nine months of fiscal year 2003 were $38 million and $88 million respectively, as compared with a loss of $2 million and a loss of $15 million for the corresponding periods in the prior year. These increases are primarily due to the implementation of the Merger Rate Plan that allows a return on Niagara Mohawk’s regulatory assets. Under Power Choice, Niagara Mohawk did not earn a return on its MRA regulatory asset, which substantially depressed its earnings in prior years. In addition, Power Choice did not allow Niagara Mohawk to pass-through its commodity costs to electric customers until September 1, 2001. Therefore, earnings prior to September 1, 2001 were negatively impacted by the higher natural gas prices on indexed IPP contracts. The Merger Rate Plan also reflects a different amortization schedule for the amortization of stranded costs as compared to the Power Choice agreement. Earnings were also higher due to lower interest expense as a result of continued repayment of debt during fiscal years 2003 and 2002. In addition, in the nine months ended December 31, 2001, Niagara Mohawk recorded a non-cash write-off of $123 million before tax in accordance with the PSC Order approving the sale of the nuclear assets.

Comparative earnings were negatively impacted by the recording of previously deferred investment tax credits related to the sale of the nuclear assets of $80 million in the nine months ended December 31, 2001 and the recording of a pension settlement loss of $22 million related to the Voluntary Early Retirement Offer (“VERO”) in the nine months ended December 31, 2002.

Revenues and Sales/Deliveries

Electric:
Electric revenues decreased $46 million and $106 million in the quarter and nine months ended December 31, 2002 as compared to the corresponding periods ended December 31, 2001. The table below details components of this fluctuation.

Change in Electric Revenue from the periods ended
December 31, 2001 to December 31, 2002
(In Millions)
	3 months	9 months

Retail sales	$ (21)	$ (18)
Sales for resale	(21)	(88)
Transmission wheeling	(6)	(2)
Other	2	2
Total	$ (46)	$ (106)

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

Operating Expenses

Niagara Mohawk’s electricity purchased increased $28 million in the third quarter of fiscal year 2003 and increased $165 million in the nine months ended December 31, 2002 primarily because Niagara Mohawk had sold its remaining generation assets in the prior periods. Niagara Mohawk now purchases all of its load requirements through the NYISO or other parties as compared to the prior year when it still owned generation assets. Under Power Choice, Niagara Mohawk did not reconcile for the difference between the rate allowance for and the actual costs of purchasing electricity until August 31, 2001. Thereafter, changes in prices have been borne by customers. See Niagara Mohawk’s Transitional Annual Report on Form 10-KTA for fiscal period ended March 31, 2002, Part II, Item 7A. - Quantitative and Qualitative Disclosures About Market Risk - “Commodity Price Risk” and Item 8. - Financial Statements and Supplementary Data - Note 9. Fair Value of Financial and Derivative Financial Instruments, “Swap Contracts Regulatory Asset.”

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

Other operation and maintenance expenses for the quarter and nine months ended December 31, 2002 decreased $19 million and $86 million respectively as compared to the same periods in the prior year. Nuclear operation expense decreased $17 million and $81 million, respectively, as a result of the sale of the nuclear assets. Transmission expense decreased $6 million and $34 million, respectively, in part due to fewer Transmission Congestion Contracts (“TCCs”) purchased through the auction process conducted by the NYISO. TCCs are contracts that confer on the holder the right to collect, or obligation to pay, congestion charges for a single megawatt of energy transmitted between two geographic locations. In addition, other operation and maintenance expense decreased as a result of merger integration savings and a reduction in bad debt expense of $10 million and $17 million, respectively. The decreases in the nine months ended December 31, 2002 were partially offset by the recording of a pension settlement loss of $22 million and a bad debt write off of $18 million and $24 million referenced in Note F, Restatement of Financial Statements.

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

Niagara Mohawk’s interest expense decreased by $17 million and $38 million in the quarter and nine months ended December 31, 2002 as compared to the same periods in the prior year mainly due to the repayment of debt during 2001 and 2002 and lower interest rates.

Income taxes increased $11 million and $75 million in the quarter and nine months ended December 31, 2002 as compared to the same periods in the prior year primarily as a result of an increase in book taxable income. In 2001, Niagara Mohawk recorded a tax benefit of $43 million related to the $123 million non-cash write-off of disallowed nuclear investment costs.

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

Date: April 14, 2003

By s/Edward A. Capomacchio_________
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

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

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

s/John G. Cochrane_______
John G. Cochrane
Chief Financial Officer

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

EXHIBIT INDEX

Exhibit
Number Description

99.1 Certification of CEO under section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO under section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Edwards, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/William F. Edwards________________
William F. Edwards
President and Chief Executive Officer

April 14, 2003

EXHIBIT 99-2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with Amendment No. 1 to the Quarterly Report of Niagara Mohawk Power Company (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane_________
John G. Cochrane
Chief Financial Officer

April 14, 2003