Form 10-K/A
period 2003-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-07-03
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The Registrant is filing this amendment to include the Consolidated Statements of Cash Flows, which were inadvertently omitted from the Form 10-K filed on June 30, 2003. Other than the inclusion of the Consolidated Statements of Cash Flows, no other substantive changes have been made, and no attempt has been made to update any disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. FINANCIAL STATEMENTS

  Reports of Independent Auditors
  Consolidated Statements of Operations, Consolidated Statements of Retained Earnings, and Consolidated Statements of Comprehensive Income (Loss) for the year ended March 31, 2003, the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002, and for the years ended December 31, 2001 and 2000
  Consolidated Balance Sheets at March 31, 2003 and 2002
  Consolidated Statements of Cash Flows for the year ended March 31, 2003, the 60 day period ended March 31, 2002, the 30 day period ended January 30, 2002, and the years ended December 31, 2001 and 2000
  Notes to Consolidated Financial Statements

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

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	March 31,	March 31,
CAPITALIZATION AND LIABILITIES	2003	2002
	(Successor)	(Successor)
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,621,440	2,722,894
Accumulated other comprehensive income	16	126
Retained earnings	85,706	29,317
Total common stockholder's equity	2,894,527	2,939,702

Preferred equity (Note D):
Cumulative preferred stock ($100 par value, optionally redeemable)	42,625	44,756
Authorized - 3,400,000 shares
Issued and outstanding - 426,248 and 447,555 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	55,655	55,655
Authorized - 19,600,000 shares
Issued and outstanding - 1,113,100 shares

Long-term debt (Note E)	3,453,989	4,146,642
Long-term debt to affiliates (Note E)	500,000	-

Total capitalization	6,946,796	7,186,755

Current liabilities:
Accounts payable (including payables to associated companies
of $34,029 and $8,890, respectively)	375,767	239,677
Customers' deposits	25,843	18,918
Accrued interest	108,927	111,515
Short-term debt to affiliates (Note F)	198,000	419,000
Current portion of long-term debt (Note E)	611,652	544,647
Other	111,904	96,099
Total current liabilities	1,432,093	1,429,856

Other non-current liabilities:
Accumulated deferred income taxes (Note G)	1,157,796	1,108,232
Liability for swap contracts (Note A and J)	793,028	653,949
Employee pension and other benefits (Note H)	884,204	745,393
Other	728,842	680,403
Total other non-current liabilities	3,563,870	3,187,977

Commitments and contingencies (Notes B and I):
Liability for environmental remediation costs	301,000	297,000

Total capitalization and liabilities	$ 12,243,759	$ 12,101,588

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows

	Year	60 Day Period	30 Day Period	Three months
	ended	ended	ended	ended	Year ended December 31,
	March 31,2003	March 31,2002	January 30, 2002	March 31,2001	2001	2000
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
(in thousands of dollars)				(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ 125,871	$ 30,646	$ (20,941)	$ 34,010	$ 19,358	$ (27,646)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of stranded costs	149,415	23,533	40,911	91,073	393,136	375,487
Depreciation and amortization	198,253	32,877	16,671	77,768	292,224	311,803
Amortization of nuclear fuel	-	-	-	7,203	23,095	29,379
Change in restricted cash	(17,268)	14,261	6,402	(205)	(17,798)	(2,268)
Disallowed nuclear investment costs	-	-	-	-	123,000	-
Provision for deferred income taxes	123,950	50,814	3,024	9,639	(8,774)	(24,614)
Reversal of deferred nuclear investment tax credits	-	-	-	-	(79,711)	-
Changes in current operating assets and liabilities:
Net accounts receivable (net of changes in accounts
receivable sold)	(15,493)	(139,062)	(31,677)	(32,079)	1,153	(54,930)
Materials and supplies	(377)	30,302	21,538	47,114	(8,571)	(10,749)
Prepaid taxes	(73,279)	17,218	(28,190)	(17,570)	(2,702)	15,243
Accounts payable and accrued expenses	143,015	(27,981)	34,261	(138,117)	(198,742)	169,692
Accrued interest and taxes	(2,588)	28,979	264	19,599	(13,943)	33,800
Change in merger rate plan stranded costs	(24,115)	(17,224)	(7,095)	11,781	48,249	36,132
Deferral of MRA interest rate savings	11,461	2,184	1,092	4,229	15,009	20,469
Changes in other assets and liabilities, net	(23,800)	(70,358)	67,334	(18,648)	(36,708)	37,730
Net cash provided by (used in) operating activities	595,045	(23,811)	103,594	95,797	548,275	909,528
Cash flows from investing activities:
Construction additions	(245,001)	(25,126)	(13,459)	(52,535)	(249,430)	(231,892)
Nuclear fuel	-	-	-	(2,304)	(3,822)	(41,938)
Less: Allowance for other funds used during construction	187	167	136	798	2,296	2,450
Acquisition of utility plant	(244,814)	(24,959)	(13,323)	(54,041)	(250,956)	(271,380)
Proceeds from the sale of generation assets (payment of notes receivable for the year ended March 31, 2003)	249,799	-	-	83,838	353,785	47,500
Other investments	1,256	(3,176)	18,368	(16,261)	(33,793)	(71,983)
Other	(17,678)	15,357	(22,839)	752	(14,368)	6,713
Net cash provided by (used in) investing activities	(11,437)	(12,778)	(17,794)	14,288	54,668	(289,150)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	-	-	-	534,152	260,000
Reductions of preferred stock	(2,131)	(390,289)	-	-	(3,050)	(7,620)
Reductions in long-term debt	(668,675)	(131,174)	(1,050)	(226,050)	(916,746)	(653,086)
Net change in short-term debt	(221,000)	419,000	-	115,000	(110,000)	110,000
Preferred dividends paid	(5,568)	-	(7,611)	(7,758)	(30,850)	(31,437)
Common stock dividend paid to Holdings (including a
return of capital of $86.1million for fiscal year 2003)	(150,000)	-	-	-	(37,160)	(46,132)
Repurchase of Holdings' common stock	-	-	-	-	-	(250,026)
Other	(16,078)	(2,391)	(23,048)	3,558	(8,179)	(1,041)
Net cash used in financing activities	(563,452)	(104,854)	(31,709)	(115,250)	(571,833)	(619,342)
Net increase (decrease) in cash and cash equivalents	20,156	(141,443)	54,091	(5,165)	31,110	1,036
Cash and cash equivalents at beginning of period	9,882	151,325	97,234	66,123	66,124	65,088
Cash and cash equivalents at end of period	$ 30,038	$ 9,882	$ 151,325	$ 60,958	$ 97,234	$ 66,124
Supplemental disclosures of cash flow information:
Interest paid	$ 21,821	$ 27,245	$ 23,647	$ 70,746	$ 373,100	$ 367,297
Income taxes paid	$ 34,799	$ -	$ -	$ 7	$ 51	$ 14,416

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

Acquisition by National Grid: On January 31, 2002, the Company was acquired by National Grid for approximately $3 billion in cash and American Depositary Shares in a purchase business combination recorded under the “push-down” method of accounting, resulting in a new basis of accounting for the “successor” period beginning January 31, 2002. Information relating to all “predecessor” periods prior to the acquisition is presented using the Company’s historical basis of accounting. The Company maintains its name and legal existence and remains a wholly owned subsidiary of Niagara Mohawk Holdings Inc. (“Holdings”) and, indirectly, National Grid.

Change of Fiscal Year: The Company changed its fiscal year from a calendar year ending December 31 to a fiscal year ending March 31. The Company made this change in order to align its fiscal year with that of National Grid. The Company’s first new full fiscal year began on April 1, 2002 and ended on March 31, 2003.

Goodwill: The acquisition of the Company was accounted for by the purchase method, the application of which, including the recognition of goodwill, is being recognized on the books of the Company, the most significant subsidiary of Holdings. The merger transaction resulted in approximately $1.2 billion of goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company reviews its goodwill annually for impairment. The Company utilized a discounted cash flow approach incorporating its most recent business plan forecasts in the performance of the annual goodwill impairment test. The result of the annual analysis determined that no adjustment to the goodwill carrying value was required.

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

Regulatory Tax Asset: The regulatory tax asset represents the expected future recovery from ratepayers of the tax consequences of temporary differences between the recorded book bases and the tax bases of assets and liabilities. This amount is primarily due to timing differences related to depreciation. These amounts are recovered and amortized as the related temporary differences reverse.

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

See Notes H, I, and J for a discussion of regulatory asset accounts "Pensions and postretirement benefits", "Deferred environmental restoration costs", and "Swap contracts regulatory asset", respectively.

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

Defined Contribution Pension Plan: The Company also has a defined contribution pension plan (employee savings fund plan) that covers substantially all employees. Employer matching contributions of $8.0 million, $2.2 million and $10.0 million were expensed for the twelve months ended March 31, 2003, the three months ended March 31, 2002, and the year ended December 31, 2001, respectively.

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

Long-Term Contracts for the Purchase of Electric Power: The Company has several types of long-term contracts for the purchase of electric power. The Company’s commitments under these long-term contracts, as of March 31, 2003, excluding its commitments with NYPA, which are shown separately, are summarized in the table below. The Company did not enter into any new agreements in fiscal 2003. Following the table are descriptions of the different types of these long-term contracts. For a detailed discussion of the financial swap agreements that the Company has entered into as part of the MRA and the sale of its generation assets (the sale of the Huntley and Dunkirk coal-fired generation plants and the sale of the Albany oil and gas-fired generation plant) which are not included in the table below, see Note J. Derivatives and Hedging Activity.

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

Sale of Customer Receivables: The Company has established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consists of the purchase and resale of an undivided interest in a designated pool of the Company customer receivables, including accrued unbilled revenues. For receivables sold, the Company has retained collection and administrative responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables are customarily sold. NMR has its own separate creditors which, upon liquidation of NMR, will be entitled to be satisfied out of its assets prior to any value becoming available to the Company. The sales of receivables are in fee simple for a reasonably equivalent value and are not secured loans. Some receivables have been contributed in the form of a capital contribution to NMR in fee simple for reasonably equivalent value, and all receivables transferred to NMR are assets owned by NMR in fee simple and are not available to pay the Company’s creditors.

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

The Company is currently aware of 117 sites with which it may be associated, including 60 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among Potentially Responsible Parties (“PRPs”). The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly. At non-owned manufactured gas plant sites, the Company may bear full or partial responsibility for remedial costs.

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

Nuclear Contingencies: As of March 31, 2003, the Company has a liability of $142 million in other regulatory and other liabilities for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the “Nuclear Waste Act”) established a cost of $.001 per KWh of net generation for current disposal of nuclear fuel and provides for a determination of the Company’s liability to the U.S. Department of Energy (“DOE”) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which Constellation, which purchased the Company’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.

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

The Company has eight indexed swap contracts, expiring in June 2008, that resulted from the Master Restructuring Agreement (“MRA”), and three swap contracts, expiring in June and September 2003, from the sale of the Company’s Huntley, Dunkirk and Albany electric generating stations. These derivatives are not designated as hedging instruments and are covered by regulatory rulings that allow the gains and losses to be recorded as regulatory assets or regulatory liabilities. As of March 31, 2003 and 2002, the Company has recorded liabilities of $793.0 million and $653.9 million for these swap contracts, respectively, and has recorded regulatory assets of equal value. The asset and liability will be amortized over the remaining term of the swaps as nominal energy quantities are settled; however, the value of the unsettled contractual quantities will vary based upon market conditions.

At March 31, 2003, Niagara Mohawk projects that it will make the following payments in connection with its swap contracts for the fiscal years 2004 through 2008 and thereafter, subject to changes in market prices and indexing provisions:

Projected
Payment
Year Ended	(in thousands
March 31,	of dollars)

2004	$ 191,920
2005	148,073
2006	150,785
2007	141,311
2008	132,503
Thereafter	28,860
$ 793,452

The Company uses New York Mercantile Exchange (“NYMEX”) gas futures and gas basis swaps to hedge gas commodity components of its indexed swap contracts. There were no open basis swaps at March 31, 2003 or 2002; however basis swaps were used during the fiscal year. For the twelve months ended March 31, 2003 the basis swaps resulted in a decrease to purchased power expense of $0.2 million. At March 31, 2003, the Company recorded a deferred gain on the futures contracts of $17.3 million, offset by the balance sheet item “Derivative Instruments” for $14.2 million with the resulting $3.1 having settled through cash for the hedge month of April 2003. At March 31, 2002 there were no open futures contracts. For the twelve months ended March 31, 2003 settlement of NYMEX futures contracts resulted in a decrease to purchased power expense of $29.3 million.

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
Date: July 3, 2003

CERTIFICATIONS

Certification of Principal Executive Officer

I, William F. Edwards, certify that:

1. I have reviewed this amendment to annual report on Form 10-K of Niagara Mohawk Power Corporation (the “Report”);

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

Date: July 3, 2003	/s/ William F. Edwards
William F. Edwards
President and Chief Executive Officer

Certification of Principal Financial Officer

I, John G. Cochrane, certify that:

1. I have reviewed this amendment to annual report on Form 10-K of Niagara Mohawk Power Corporation (the “Report”);

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

Date: July 3, 2003	/s/ John G. Cochrane
John G. Cochrane
Chief Financial Officer

NIAGARA MOHAWK POWER CORPORATION

EXHIBIT INDEX

99.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002