Form 10-Q
period 2003-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2003-08-13
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

For the quarterly period ended June 30, 2003

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
YES [ X ]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2003, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2003	2002
Operating revenues:
Electric	$ 761,400	$ 782,121
Gas	187,977	139,122
Total operating revenues	949,377	921,243

Operating expenses:
Purchased energy:
Electricity purchased	384,589	382,485
Gas purchased	116,474	65,635
Other operation and maintenance	182,986	179,811
Amortization of stranded costs	43,517	35,299
Depreciation and amortization	50,752	49,451
Other taxes	57,740	66,754
Income taxes	19,694	17,841
Total operating expenses	855,752	797,276

Operating income	93,625	123,967
Other income (deductions), net	(3,649)	(2,791)

Income before interest charges	89,976	121,176

Interest:
Interest on long-term debt	70,777	86,344
Interest on debt to associated companies	8,463	613
Other interest	6,603	6,039
Total interest expense	85,843	92,996

Net Income	$ 4,133	$ 28,180

Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2003	2002

Retained earnings, beginning of period	$ 85,706	$ 29,317
Net income	4,133	28,180
Dividends on preferred stock	(1,378)	(1,402)
Retained earnings, end of period	$ 88,461	$ 56,095

Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2003	2002

Net income	$ 4,133	$ 28,180
Other comprehensive income (loss):
Unrealized gains (losses) on securities (net of taxes of $498 and ($274), respectively)	688	(368)
Hedging activity (net of taxes of ($434) and ($88), respectively)	(572)	(117)
Change in additional minimum pension liability	(1,534)	-
Total other comprehensive loss	(1,418)	(485)
Comprehensive income	$ 2,715	$ 27,695

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
ASSETS	2003	2003

Utility plant, at original cost:
Electric plant	$ 5,130,055	$ 5,091,435
Gas plant	1,420,913	1,402,215
Common Plant	354,939	351,987
Construction work-in-progress	143,784	143,949
Total utility plant	7,049,691	6,989,586
Less: Accumulated depreciation and amortization	2,381,361	2,342,757
Net utility plant	4,668,330	4,646,829

Goodwill	1,225,742	1,225,742

Other property and investments	81,290	94,314

Current assets:
Cash and cash equivalents	26,942	30,038
Restricted cash (Note A)	45,692	25,350
Accounts receivable (less reserves of $112,100 and
$100,200, respectively, and includes receivables	470,824	543,280
to associated companies of $295 and $227,
respectively)
Materials and supplies, at average cost:
Gas storage	43,073	4,795
Other	16,653	16,401
Derivative instruments	11,449	16,354
Prepaid taxes	48,289	90,770
Current deferred income taxes	52,011	35,458
Other	10,833	10,483
Total current assets	725,766	772,929

Regulatory and other non-current assets:
Regulatory assets (Note C):
Stranded costs	3,170,139	3,213,657
Swap contracts regulatory asset	782,407	793,028
Regulatory tax asset	143,756	143,765
Deferred environmental restoration costs (Note B)	327,000	301,000
Pension and postretirement benefit plans	714,254	713,779
Loss on reacquired debt	52,257	48,255
Other	226,636	242,290
Total regulatory assets	5,416,449	5,455,774

Other non-current assets	57,042	48,171
Total regulatory and other non-current assets	5,473,491	5,503,945

Total assets	$ 12,174,619	$ 12,243,759

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
CAPITALIZATION AND LIABILITIES	2003	2003
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,621,563	2,621,440
Accumulated other comprehensive income (loss) (Note E)	(1,402)	16
Retained earnings	88,461	85,706
Total common stockholder's equity	2,895,987	2,894,527

Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	42,158	42,625
Authorized - 3,400,000 shares
Issued and outstanding - 421,583 and 426,248 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	55,655	55,655
Authorized - 19,600,000 shares
Issued and outstanding - 1,113,100 shares

Long-term debt	2,576,216	3,453,989
Long-term debt to affiliates	850,000	500,000

Total capitalization	6,420,016	6,946,796

Current liabilities:
Accounts payable (including payables to associated companies	269,866	375,767
of $31,131 and $34,029, respectively)
Customers' deposits	26,645	25,843
Accrued interest	65,826	108,927
Short-term debt to affiliates	116,000	198,000
Current portion of long-term debt	1,242,840	611,652
Other	123,597	111,904
Total current liabilities	1,844,774	1,432,093

Other non-current liabilities:
Accumulated deferred income taxes	1,181,323	1,157,796
Liability for swap contracts	782,407	793,028
Employee pension and other benefits	886,674	884,204
Other	732,425	728,842
Total other non-current liabilities	3,582,829	3,563,870

Commitments and contingencies (Notes B and C):
Liability for environmental remediation costs	327,000	301,000

Total capitalization and liabilities	$ 12,174,619	$ 12,243,759

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Three Months ended June 30,
	2003	2002
Operating activities:
Net income	$ 4,133	$ 28,180
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	50,752	49,451
Amortization of stranded costs	43,517	35,299
Provision for deferred income taxes	6,983	12,244
Change in restricted cash	(19,654)	(16,800)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	78,556	32,200
Increase in materials and supplies	(38,530)	(25,994)
Increase (decrease) in accounts payable and accrued expenses	(105,099)	16,347
Decrease in accrued interest and taxes	(43,101)	(42,324)
Decrease in prepaid taxes	42,481	17,491
Changes in other assets and liabilities, net	29,250	26,968
Net cash provided by operating activities	49,288	133,062

Investing activities:
Construction additions	(67,970)	(49,272)
Payments received on notes associated with the sale of generation assets	-	249,792
Other investments	13,028	2,256
Other	(4,460)	(4,418)
Net cash provided by (used in) investing activities	(59,402)	198,358

Financing activities:
Dividends paid on preferred stock	(1,378)	(1,402)
Reductions in long-term debt	(259,260)	(126,023)
Proceeds from long-term debt to affiliates	350,000	-
Redemption of preferred stock	(467)	(387)
Net change in short-term debt to affiliates	(82,000)	(201,000)
Other	123	108
Net cash provided by (used in) financing activities	7,018	(328,704)

Net increase (decrease) in cash and cash equivalents	(3,096)	2,716

Cash and cash equivalents, beginning of period	30,038	9,882

Cash and cash equivalents, end of period	$ 26,942	$ 12,598

Supplemental disclosures of cash flow information:
Interest paid	$ 120,150	$ 146,441
Income taxes paid	$ -	$ 5,333

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Consolidated Financial Statements

Note A – Summary of Significant Accounting Policies

Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (the “Company”), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. These financial statements and notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

The Company’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended June 30, 2003 should not be taken as an indication of earnings for all or any part of the balance of the year.

The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (“Holdings”) and, indirectly, National Grid Transco plc.

Certain amounts from prior years have been reclassified on the accompanying Consolidated Financial Statements to conform to the current year presentation.

Restricted Cash: Restricted cash consists of margin accounts for hedging activity, cash held in escrow in compliance with certain debt agreements, health care claims deposits, New York State Department of Conservation (“DEC”) securitization for certain site cleanup, and worker’s compensation premium deposit.

New Accounting Standards: In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging activities, an amendment of Statement 133” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and is effective for contracts entered into after June 30, 2003. The Company does not expect the adoption of this statement to have a material effect on its results of operations, financial position, or cash flows.

Note B – Contingencies

Environmental Contingencies: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. The Company is also currently conducting a program to investigate and remediate, as necessary, to meet current environmental standards, certain properties associated with former gas manufacturing and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company has contributed. The Company has also been advised that various federal, state, or local agencies believe certain properties require investigation.

The Company is currently aware of 116 sites with which it may be associated, including 59, which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among Potentially Responsible Parties (“PRPs”). The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly. At non-owned manufactured gas plant sites, the Company may bear full or partial responsibility for remedial costs.

Investigations at each of the Company-owned sites are designed to: (1) determine if environmental contamination problems exist; (2) if necessary, determine the appropriate remedial actions; and (3) where appropriate, identify other parties who should bear some or all of the cost of remediation. Legal action against such other parties will be initiated where appropriate. As site investigations are completed, the Company expects to determine site-specific remedial actions and to estimate the attendant costs for restoration. However, since investigations and regulatory reviews are ongoing for most sites, the estimated cost of remedial action is subject to change.

The Company determines site liabilities through feasibility studies or engineering estimates, the Company’s estimated share of a PRP allocation, or, where no better estimate is available, the low end of a range of possible outcomes is used. Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation, and knowledge of activities at similarly situated sites. Actual expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company’s share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. It is more difficult to estimate the costs to remediate certain non-owned sites, since they primarily relate to sites that have been owned and operated by other parties and because they have not undergone site investigations.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, the Company has accrued a liability in the amount of $327 million which is reflected in the Company’s Consolidated Balance Sheets at June 30, 2003. The potential high end of the range is presently estimated at approximately $550 million.

The Merger Rate Plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates. The Company has recorded a regulatory asset representing the investigation, remediation, and monitoring obligations to be recovered from ratepayers. As a result, the Company does not believe that site investigation and remediation costs will have a material adverse effect on its results of operations or financial condition.

Legal matters:
Alliance for Municipal Power v. New York State Public Service Commission
On February 17, 2003, the Alliance for Municipal Power (“AMP”) filed with the New York state court a petition for review of decisions by the New York State Public Service Commission (the “PSC”) that maintain the PSC’s established policy of using average distribution rates when calculating the exit fees that may be charged to municipalities that seek to leave the Company’s system and establish their own municipal light departments. Changes in the methodology for the calculation of the exit fee are not likely to have a material effect on the Company’s financial statements. However, AMP’s petition for review also challenges the lawfulness of the Company’s collection of exit fees from departing municipalities, regardless of the methodology used to calculate those fees. If the court were to rule that the Company is not authorized to collect exit fees, and if the AMP communities proceeded with their plans to municipalize power, the Company could experience a significant shortfall of revenue. In addition, such a ruling could encourage other municipalities to consider municipalizing. The Company would seek to defer any lost revenue for eventual recovery from its remaining customers pursuant to the terms of its rate plan. The Company believes that it has strong defenses to AMP’s petition and is contesting the petition vigorously.

New York State v. Niagara Mohawk Power Corp. et al.
On January 10, 2002, New York State filed a civil action against the Company and NRG Energy, Inc. in federal district court in Buffalo, New York, for alleged violations of the federal Clean Air Act and related state environmental laws at the Dunkirk and Huntley power plants, which the Company sold in 1999 to affiliates of NRG Energy, Inc. (collectively, “NRG”). The state alleged, among other things, that between 1982 and 1999, the Company modified the two plants 55 times without obtaining proper preconstruction permits and implementing proper pollution equipment controls. The state sought, among other relief, statutory penalties under the Clean Air Act, which could have a maximum value of $25,000 to $27,500 per day per violation.

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

On April 25, 2003, the state filed a motion for leave to amend the complaint to assert new claims against both the Company and NRG for unspecified amounts. Among other things, the state is seeking to reassert daily violations of the Clean Air Act going back to 1982, the time period covered by its original complaint. On May 30, 2003, the Company filed papers in opposition to the state’s petition. Oral argument was held on July 2, 2003 and the parties are awaiting the court’s decision.

Prior to the commencement of the enforcement action, on July 13, 2001, the Company filed a declaratory judgment action in New York State court in Syracuse against NRG seeking a ruling that NRG is responsible for the costs of pollution controls and mitigation that might result from the state’s enforcement action. As a result of NRG’s voluntary bankruptcy petition, filed in New York federal bankruptcy court on May 14, 2003, the Company’s declaratory judgment action is stayed.

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C.
The Company is engaged in collections litigation to recover bills for station service rendered to the owners of three power plants (the “Plants”), which the Company sold in 1999 to three affiliates of NRG Energy, Inc.: Huntley Power L.L.C., Dunkirk Power L.L.C. and  Oswego Harbor, L.L.C (collectively, the “Defendants”).  After suit was filed, the parties agreed to stay the litigation to permit the Federal Energy Regulatory Commission (“FERC”) to try to resolve the dispute.

NRG Energy, Inc. and the Defendants filed voluntary bankruptcy petitions in federal bankruptcy court in New York on May 14, 2003.  According to the Company’s records, the Defendants owed the Company approximately $35 million as of the date of the bankruptcy filing.  The court approved relief from the automatic bankruptcy stay, permitting the litigation before FERC to proceed.  The FERC proceeding will address the Company’s ability to charge for, and the Defendants’ obligation to pay for, station service electricity post-bankruptcy, but the recovery of amounts due for station service prior to the bankruptcy filing date will be governed by the bankruptcy court proceedings.

Note C – Rate and Regulatory Issues

The Company’s financial statements conform to Generally Accepted Accounting Principles, including the accounting principles for rate-regulated entities with respect to its regulated operations. Substantively, SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company, are approximately $5.4 billion at June 30, 2003. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the Competitive Transition Charges (“CTCs”), and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the Merger Rate Plan stranded regulatory assets over the planned amortization period with a return. Under the Merger Rate Plan, the Company’s remaining electric business (electric transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS No. 71 to these businesses. Also, the Company’s Independent Power Producer (“IPP”) contracts, and the Purchase Power Agreements entered into in connection with the generation divestiture, continue to be the obligations of the regulated business, and remain recoverable from customers.

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

Stranded Costs: Under the Merger Rate Plan, a regulatory asset was established that included the costs of the Master Restructuring Agreement (“MRA”), the cost of any additional IPP contract buyouts and the deferred loss on the sale of the Company’s generation assets. The MRA represents the cost to terminate, restate or amend IPP contracts. The Company is also permitted to defer and amortize the cost of any new IPP contract buyouts. Beginning January 31, 2002, the Merger Rate Plan stranded costs regulatory asset is being amortized unevenly over ten years with larger amounts being amortized in the latter years, consistent with projected recovery through rates.

Note D – Segment Information

The Company’s reportable segments are electricity-transmission, electricity-distribution, and gas. The Company is engaged principally in the business of purchase, transmission, and distribution of electricity and the purchase, distribution, sale, and transportation of natural gas in New York State. Certain information regarding the Company’s segments is set forth in the following table. General corporate expenses, property common to the various segments, and depreciation of such common property have been allocated to the segments based on labor or plant, using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes, and unamortized debt expense.

(in millions of dollars)
	Electric -	Electric -
	Transmission	Distribution	Gas	Corporate	Total

Three months ended June 30, 2003
Operating revenue	$ 61	$ 700	$ 188	$ -	$ 949
Operating income before
income taxes	24	76	13	-	113
Depreciation and amortization	9	33	9	-	51
Amortization of stranded costs	-	44	-	-	44

Three months ended June 30, 2002
Operating revenue	$ 65	$ 717	$ 139	$ -	$ 921
Operating income before
income taxes	29	96	17	-	142
Depreciation and amortization	9	31	9	-	49
Amortization of stranded costs	-	35	-	-	35

June 30, 2003
Goodwill	$ 303	$ 709	$ 214	$ -	$ 1,226
Total assets	$ 1,443	$ 8,707	$ 1,586	$ 439	$ 12,175

March 31, 2003
Goodwill	$ 303	$ 709	$ 214	$ -	$ 1,226
Total assets	$ 1,444	$ 8,780	$ 1,576	$ 444	$ 12,244

Note E – Accumulated Other Comprehensive Income (Loss)

	Unrealized			Total
	Gains and	Minimum		Accumulated
(in thousands of dollars)	Losses on	Pension		Other
	Available-for-	Liability	Cash Flow	Comprehensive
	Sale Securities	Adjustment	Hedges	Income (Loss)
March 31, 2003	$ (584)	$ -	$ 600	$ 16
Other comprehensive income (loss):
Unrealized gains on securities,
net of taxes	688			688
Hedging activity, net of taxes			(572)	(572)
Change in minimum pension liability		(1,534)		(1,534)
June 30, 2003	$ 104	$ (1,534)	$ 28	$ (1,402)

Note F – Subsequent Events

On July 7, 2003, the Company redeemed $487 million of Senior Notes, 8.5% due 2010. The Company borrowed funds for this redemption from the National Grid USA Money Pool.

Premiums paid resulting from the early redemption of debt are deferred and amortized as interest expense ratably over the lives of the related issues in accordance with PSC directives.

On July 11, 2003, the Company issued a note payable to National Grid USA for $350 million, 3.72% due July 31, 2009.

In July 2003, National Grid USA announced an upcoming voluntary early retirement offer (“VERO”) to approximately 450 eligible non-union employees in New York and New England who work in areas where workforce reductions are targeted, including transmission, retail operations (in New England), and corporate administrative functions such as finance, human resources, legal, and information technology. Eligible employees will include non-union employees in the targeted functions who will be age 55 with at least ten years of service by December 31, 2004. National Grid USA sets the actual retirement dates for individuals based on business operational needs. Retirement dates will conclude no later than November 1, 2004 for the majority of enrollees, but in some cases retirements may not occur until as late as November 1, 2007. The Company will expense the VERO costs of its employees and a portion of the costs of retiring National Grid USA Service Company employees.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-Looking Information

This report and other presentations made by Niagara Mohawk Power Corporation (the “Company”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projected”, “believe”, “hopes”, or similar expressions. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

(a) the impact of further electric and gas industry restructuring;

(b) the impact of general economic changes in New York;

(c) federal and state regulatory developments and changes in law, including those governing municiplization and exit fees, which may have a substantial adverse impact on revenues or on the value of the Company’s assets;

(d) federal regulatory developments concerning regional transmission organizations;

(e) changes in accounting rules and interpretations, which may have an adverse impact on the Company’s statements of financial position and reported earnings;

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

VERO

In July 2003, National Grid USA announced an upcoming voluntary early retirement offer (“VERO”) to approximately 450 eligible non-union employees in New York and New England who work in areas where workforce reductions are targeted, including transmission, retail operations (in New England), and corporate administrative functions such as finance, human resources, legal, and information technology. Eligible employees will include non-union employees in the targeted functions who will be age 55 with at least ten years of service by December 31, 2004. National Grid USA sets the actual retirement dates for individuals based on business operational needs. Retirement dates will conclude no later than November 1, 2004 for the majority of enrollees, but in some cases retirements may not occur until as late as November 1, 2007. The Company will expense the VERO costs of its employees and a portion of the costs of retiring National Grid USA Service Company employees.

Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business

For a discussion of the Merger Rate Plan, see the Company’s Form 10-K for the fiscal year ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Regulatory Agreements and the Restructuring of the Regulated Electric Utility Business - Merger Rate Plan.”

Retail Bypass Exit Fees: In approving Power Choice, the rate plan in effect prior to the Merger Rate Plan, the PSC authorized changes to the Company’s retail tariff providing for the recovery of an exit fee for customers bypassing the Company’s system. The application and calculation of the exit fee is governed by Rule 52 of the Company’s retail tariff. The exit fee also applies to municipalities seeking to serve customers in the Company’s service area. A number of communities served by the Company are considering municipalizing power delivery and have requested an estimate of their exit fees.

On September 22, 2002, a retail bypass issue was presented by a New York Independent System Operator (“NYISO”) filing with FERC to implement a new station service rate. The NYISO filing has allowed generators to argue that they should be able to avoid paying state-approved charges for retail deliveries when they take service under the NYISO tariff. On November 22, 2002, FERC issued an order accepting the NYISO’s station service filing, over the Company’s protest. On July 10, 2003, the Company filed modifications to its standby service rates with the New York Public Service Commission (the “PSC”). If approved, these modifications would unbundle the transmission service component provided under the NYISO tariff but would continue the Company’s own retail distribution charges to these customers. The PSC has not acted on the filing.

In addition, a number of generators have complained or withheld payments associated with the Company’s delivery of station service to their generation facilities. Cases related to these disputes are pending before FERC and the state courts, and the Company cannot predict the outcome of these cases. Any lost revenue attributable to the modification or elimination of Rule 52 of the Company’s retail tariff, or from retail bypass, is recoverable under the Merger Rate Plan provided that the lost revenue in combination with lost revenue attributable to Rules 12 and 44 exceeds $2 million per year.

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

Generator Interconnections:  On July 24, 2003, FERC issued final rules seeking to standardize the procedures and contractual arrangements for new generators with capacities over 20MW to interconnect to the transmission grid.  While the Company is still assessing the full impact of these rules and whether to pursue legal or administrative challenges to them, some aspects of the rules may have a materially adverse impact on the Company.  In particular, the rules appear to require the implementation of pro forma agreements for generator interconnections without clearly delineating the rights and obligations of the Company relative to an independent system operator (“ISO”) or regional transmission organization (“RTO”) and relative to neighboring control areas that might be affected by the interconnection.  In addition, FERC issued a formal notice of proposed rulemaking (“NOPR”) for special rules governing the interconnection of generators with capacities under 20MW.

Regional Transmission Organizations: The FERC has indicated that it wants RTOs formed that would cover a larger geographic area than ISOs. In response to an order by the FERC, participants in the New England ISO (including Niagara Mohawk Holdings, Inc.’s parent company, National Grid USA), the New York ISO, and the Pennsylvania-New Jersey-Maryland ISO took part in a mediation to establish an RTO. The FERC has not yet ruled on the mediator’s report. Pending the FERC’s ruling, transmission owners, including the Company, have been working to develop an alternative RTO structure. It is not clear what structure will emerge from these negotiations or what the geographic scope will be of the RTO in which the Company participates. In August 2002, the New York and New England ISOs filed a proposal with the FERC to form an RTO but withdrew it in November 2002 after several parties, including National Grid USA, filed protests.

Standard Market Design: In July 2002, the FERC issued a NOPR on standard market design (“SMD”). The proposed rules address transmission pricing and planning, the role of merchant transmission, and other issues that would directly affect the Company. The Company would have to either meet the requirements of an independent transmission provider ("ITP") or permit an ITP to operate its transmission facilities. Under the proposed rules, the ITP would be required to file a new transmission tariff covering the Company’s transmission facilities by September 30, 2004. The ITP would be authorized to design rates (with limited input from the Company) and to file proposed changes to the Company’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers. In prior orders, the FERC has held that deliveries at retail will continue to be subject to state-approved retail charges as well as the FERC-approved transmission rate, even if the delivery is made over transmission facilities. The introduction of an ITP with its own transmission tariff would require coordination between the state and federally approved charges. In addition, to the extent the Company wishes to pursue opportunities related to transmission projects, the FERC rulings in the SMD proceeding and other proceedings may limit the Company's ability to do so. The Company cannot predict when the FERC will issue final rules on SMD, or in what form, or if they will have a material impact on the Company’s financial position or results of operations.

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

Financial Position, Liquidity and Capital Resources

(See the Company’s Annual Report on Form 10-K for the period ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”).

Short Term Liquidity. At June 30, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of $27 million and accounts receivable of $471 million. The Company has a negative working capital balance of $1.1 billion, primarily due to long-term debt due within one year of $1.2 billion, which reflects a  reclassification of   $ 487 million  of long term notes  that were redeemed in early July, and short-term inter-company debt of $116 million. Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company’s operations as well as the timing of differences between the collection of customer receivables and the payments of purchased power costs. The Company believes that it will be able to meet its working capital needs through a combination of parent company equity infusions, long and short-term inter-company borrowings as well as cash flows generated from operations. The resources of the Company's affiliates are sufficient to meet the equity and debt financing requirements of the Company.

At June 30, 2003, the Company had short-term debt outstanding of $116 million from the inter-company money pool. The Company has regulatory approval to issue up to $1.0 billion of short-term debt. National Grid USA and certain subsidiaries, including the Company, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

Net cash from operating activities was $49 million for the Company in the three months ended June 30, 2003, which was used in funding its acquisition of utility plant and the retirement of certain debt obligations.

The Company’s net cash used in investing activities increased by $258 million in the three months ended June 30, 2003 as compared to the same period in the prior year. This increase was primarily due to $250 million of cash received from Constellation in the prior period as part of the generation asset sale.

The Company’s net cash provided by financing activities increased $336 million in the three months ended June 30, 2003 as compared to the same period in the prior year, primarily due to the receipt of $350 million from the issuance of a note payable to National Grid USA to fund early redemptions of debt and to reduce borrowings under the money pool.

The Company had established a single-purpose, financing subsidiary, NM Receivables LLC (“NMR”), whose business consisted of the purchase and resale of an undivided interest in a designated pool of the Company’s customer receivables, including accrued unbilled revenues. No receivables have been sold to NMR during the current year. NMR had an agreement with a bank, whereby it sold the Company’s customer receivables to the bank. The agreement was terminated as of August 6, 2003 and NMR will be dissolved. See the Company’s Annual Report on Form 10-K for period ended March 31, 2003, Part II, Item 8. Financial Statements and Supplementary Data - Note I. Commitments and Contingencies, for a further discussion of this customer receivables program.

As stated in Item 1., Footnotes to the Unaudited Consolidated Financial Statements, Footnote F “Subsequent Event”, the Company redeemed approximately $487 million of Senior Notes, 8.5% due 2010, on July 7, 2003. The Company borrowed funds for this redemption from the National Grid USA Money Pool. Also, on July 11, 2003, the Company issued a note payable to National Grid USA for $350 million, 3.72% due July 31, 2009.

As noted in the Company’s Annual Report on Form 10-K for the period ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “PSC Issues”, in connection with an audit performed by the New York Public Service Commission Staff (“Staff”), the Company reached a settlement with the Staff that resolves all issues associated with its pension and other postretirement benefit obligations for the period prior to the acquisition of the Company by National Grid. The settlement was approved by the full New York State Public Service Commission in July 2003.

Results of Operations

Earnings

Net income for the three months ended June 30, 2003 decreased approximately $24 million compared to the three months ended June 30, 2002. This decrease is primarily due to decreased electric and gas sales resulting from milder weather and increased income tax expense.

Revenues

Electric revenues decreased $21 million in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The table below details components of this fluctuation.

(In millions of dollars)

Retail sales	$ (21)
Sales for resale	11
Transmission wheeling	(11)
Total	$ (21)

The decrease in retail sales was primarily attributable to a decrease in electric kilowatt-hour (“KWh”) deliveries to 8.0 billion for the three months ended June 30, 2003 from 8.1 billion for the three months ended June 30, 2002. The decrease is primarily due to milder weather this year versus last year, particularly in the month of June. This decrease is partially offset by increased purchased energy cost recovery. Transmission wheeling revenue includes the revenue received for power transmitted over the Company’s transmission lines for other utilities and power generators, as well as proceeds from auctions conducted by the New York ISO and charges from the New York ISO for transmission congestion related items. The decrease in transmission wheeling revenue reflects higher NY ISO charges for congestion balancing activities. The decrease is also attributable to revenue from a one-time buy out of a contract by a former transmission customer and the expiration of other wheeling contracts.

Gas revenues increased $49 million in the three months ended June 30, 2003 from the same period in prior year. This increase is primarily a result of higher gas prices being passed through to customers. The table below details components of this fluctuation.

(In millions of dollars)

Cost of purchased gas	$ 51
Delivery revenue	(3)
Other	1
Total	$ 49

The volume of gas sold for the three months ended June 30, 2003 excluding transportation of customer-owned gas decreased .492 million Dekatherms (“Dth”) or a 3.6 percent decrease from the comparable period in prior year.

Operating Expenses

Electricity purchased increased $2 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Although the Company purchased less KWh of electricity for the period, this was more than offset by the increased price of electricity due to higher fuel costs.

Gas purchased expense increased $51 million for the three months ended June 30, 2003 as compared to the same period in the prior year primarily as a result of $54 million increase in gas prices and a decrease of $3 million in the volume of gas purchased.

Other operation and maintenance expense increased $3 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Increased costs of $6 million associated with an April 2003 ice storm and higher bad debt expense of $6 million were substantially offset by reduced administrative and general expenses resulting from merger-related efficiencies and the effects of the early retirement program that was implemented in fiscal 2003.

Depreciation and amortization expense increased $1 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily due to fixed asset additions.

Amortization of stranded costs increased $8 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 in accordance with the Merger Rate Plan. Under the Merger Rate Plan, which began on January 1, 2002, the stranded investment balance per the Merger Rate plan is being amortized unevenly at levels that increase during the term of the ten-year plan that ends December 31, 2011.

Other taxes decreased $9 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Gross Receipts Tax (GRT) decreased $12 million primarily due to a decrease in the GRT tax rates, reduced revenue during the quarter, and as a result of a prior period GRT tax adjustment that was booked in the quarter ended June 30, 2002 that increased expense in that quarter. This decrease was partially offset by an increase in property taxes of $3 million.

Income taxes increased $2 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 primarily due to lower book taxable income offset by a $9 million adjustment.

Interest charges decreased $7 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily due to the repayment of third-party debt using related party debt at lower interest rates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There were no material changes in the Company’s market risk or market risk strategies during the three months ended June 30, 2003. For a detail discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2003, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period in which this report is being prepared. The Company maintains a Disclosure Committee, which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, it was determined that these disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of pending legal proceedings, see Note B, Contingencies, in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

On April 14, 2003, the Company filed a Current Report on Form 8-K containing Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: August 13, 2003	By	/s/ Edward A. Capomacchio
Edward A. Capomacchio
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications under Section 1350