Form 10-Q
period 2003-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2004-02-17
CIK 71932

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
1-2987	Niagara Mohawk Power Corporation (a New York corporation) 300 Erie Boulevard West Syracuse, New York 13202 315.474.1511	15-0265555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2004, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value (all held by Niagara Mohawk Holdings, Inc.)	187,364,863

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q - For the Quarter Ended December 31, 2003

PART I – FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements

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
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Operating revenues:
Electric	$ 782,497	$ 805,351	$ 2,400,183	$ 2,463,960
Gas	177,174	164,927	439,512	371,900
Total operating revenues	959,671	970,278	2,839,695	2,835,860
Operating expenses:
Purchased energy:
Electricity purchased	360,958	375,692	1,167,524	1,178,341
Gas purchased	97,706	83,665	240,174	169,222
Other operation and maintenance	227,731	211,337	601,926	618,728
Depreciation and amortization	49,938	49,789	150,280	148,000
Amortization of stranded costs	43,517	35,299	130,552	105,898
Other taxes	54,492	64,981	168,613	191,852
Income taxes	23,469	24,552	72,913	58,020
Total operating expenses	857,811	845,315	2,531,982	2,470,061
Operating income	101,860	124,963	307,713	365,799
Other income (deduction), net	(1,779)	(731)	(4,627)	(4,962)
Operating and other income	100,081	124,232	303,086	360,837
Interest:
Interest on long-term debt	49,482	72,017	171,955	243,806
Interest on debt to associated companies	16,083	6,338	39,890	8,436
Other interest	2,858	8,326	13,674	20,374
Total interest expense	68,423	86,681	225,519	272,616
Net income	31,658	37,551	77,567	88,221
Dividends on preferred stock	841	1,388	3,589	4,183
Income available to common shareholder	$ 30,817	$ 36,163	$ 73,978	$ 84,038

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Net income	$ 31,658	$ 37,551	$ 77,567	$ 88,221
Other comprehensive income (loss):
Unrealized gains (losses) on securities
(net of taxes of $451, $109, $1,047
and ($589), respectively)	676	164	1,570	(884)
Hedging activity (net of taxes of $4,010,
$355, $851 and $1,129, respectively)	6,015	533	1,276	1,693
Change in additional minimum pension
Liability	-	-	(1,534)	-
Total other comprehensive income	6,691	697	1,312	809
Comprehensive income	$ 38,349	$ 38,248	$ 78,879	$ 89,030

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Retained earnings at beginning of period	$ 128,867	$ 13,278	$ 85,706	$ 29,317
Net income	31,658	37,551	77,567	88,221
Dividends on preferred stock	(841)	(1,388)	(3,589)	(4,183)
Dividends to Niagara Mohawk Holdings, Inc.	-	-	-	(63,914)
Retained earnings at end of period	$ 159,684	$ 49,441	$ 159,684	$ 49,441

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2003	2003
ASSETS
Utility plant, at original cost:
Electric plant	$ 5,149,531	$ 5,091,435
Gas plant	1,466,361	1,402,215
Common Plant	335,845	351,987
Construction work-in-progress	143,287	143,949
Total utility plant	7,095,024	6,989,586
Less: Accumulated depreciation and amortization	2,358,623	2,342,757
Net utility plant	4,736,401	4,646,829
Goodwill	1,225,742	1,225,742
Other property and investments	81,406	94,314
Current assets:
Cash and cash equivalents	12,692	30,038
Restricted cash (Note A)	31,523	25,350
Accounts receivable (less reserves of $122,500 and
$100,200, respectively, and includes receivables
to associated companies of $247 and $227,
respectively)	532,579	543,280
Materials and supplies, at average cost:
Gas storage	79,016	4,795
Other	16,804	16,401
Derivative instruments	11,267	16,354
Prepaid taxes	35,421	90,770
Current deferred income taxes	58,761	35,458
Other	12,110	10,483
Total current assets	790,173	772,929
Regulatory and other non-current assets:
Regulatory assets (Note B):
Stranded costs	3,083,150	3,213,657
Swap contracts regulatory asset	712,170	793,028
Regulatory tax asset	143,861	143,765
Deferred environmental restoration costs (Note C)	332,000	301,000
Pension and postretirement benefit plans	595,102	713,779
Loss on reacquired debt	74,572	48,255
Other	294,480	242,290
Total regulatory assets	5,235,335	5,455,774
Other non-current assets	52,314	48,171
Total regulatory and other non-current assets	5,287,649	5,503,945
Total assets	$ 12,121,371	$ 12,243,759

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2003	2003
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,621,440
Accumulated other comprehensive income (Note E)	1,328	16
Retained earnings	159,684	85,706
Total common stockholder's equity	3,277,878	2,894,527
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	42,625
Authorized - 3,400,000 shares
Issued and outstanding - 411,705 and 426,248 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	25,155	55,655
Authorized - 19,600,000 shares
Issued and outstanding – 503,100 and 1,113,100 shares, respectively
Long-term debt	2,272,868	3,453,989
Long-term debt to affiliates	1,200,000	500,000
Total capitalization	6,817,071	6,946,796
Current liabilities:
Accounts payable (including payables to associated companies	299,235	375,767
of $41,848 and $34,029, respectively)
Customers' deposits	25,665	25,843
Accrued interest	54,132	108,927
Derivative instruments	12,914	-
Short-term debt to affiliates	701,600	198,000
Current portion of long-term debt	533,022	611,652
Other	135,409	111,904
Total current liabilities	1,761,977	1,432,093
Other non-current liabilities:
Accumulated deferred income taxes	1,226,960	1,157,796
Liability for swap contracts	712,170	793,028
Employee pension and other benefits	585,742	884,204
Liability for environmental remediation costs (Note C)	332,000	301,000
Other	685,451	728,842
Total other non-current liabilities	3,542,323	3,864,870

Commitments and contingencies (Notes B and C)	-	-

Total capitalization and liabilities	$ 12,121,371	$ 12,243,759

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2003	2002
Operating activities:
Net income	$ 77,567	$ 88,221
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	150,280	148,000
Amortization of stranded costs	130,552	105,898
Provision for deferred income taxes	45,765	2,476
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	10,701	20,957
Increase in materials and supplies	(74,624)	(45,036)
Decrease in prepaid taxes	55,349	17,491
Increase (decrease) in accounts payable and accrued expenses	(52,196)	22,420
Increase (decrease) in accrued interest and taxes	(54,795)	(33,890)
Increase (decrease) in employee pension and other benefits	(298,462)	185,777
Decrease (increase) in pension and postretirement benefit plans regulatory asset	118,677	40,483
Other, net	(93,629)	(140,067)
Net cash provided by operating activities	15,185	412,730
Investing activities:
Construction additions	(228,954)	(172,388)
Payments received on notes associated with the sale of generation assets	-	249,799
Change in restricted cash	(6,173)	(1,296)
Other investments	13,725	833
Other	(12,347)	(11,829)
Net cash provided by (used in) investing activities	(233,749)	65,119
Financing activities:
Dividends paid on preferred stock	(3,589)	(4,183)
Common stock dividend paid to Niagara Mohawk Holdings, Inc.	-	(150,000)
(of which $86 million was a return of capital)
Reductions in long-term debt	(1,273,890)	(667,626)
Proceeds from long-term debt to affiliates	700,000	500,000
Redemption of preferred stock	(33,903)	(1,589)
Net change in short-term debt to affiliates	503,600	(128,000)
Equity contribution from parent	309,000	-
Other	-	2,993
Net cash provided by (used in) financing activities	201,218	(448,405)

Net increase (decrease) in cash and cash equivalents	(17,346)	29,444
Cash and cash equivalents, beginning of period	30,038	9,882
Cash and cash equivalents, end of period	$ 12,692	$ 39,326

Supplemental disclosures of cash flow information:
Interest paid	$ 274,921	$ 268,901
Income taxes paid	$ 15,372	$ 11,829

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

The Company’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month periods ended December 31, 2003 should not be taken as an indication of earnings for all or any part of the balance of the year.

The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (“Holdings”) and, indirectly, National Grid Transco plc.

Restricted Cash: Restricted cash consists of margin accounts for hedging activity, health care claims deposits, New York State Department of Conservation securitization for certain site cleanup, and worker’s compensation premium deposit.

Reclassifications: Certain amounts from prior years have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

New Accounting Standards: In December 2003 the Financial Accounting Standards Board revised Statement on Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). The revised statement retains the disclosure requirements contained in the original statement and adds new disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. The revised FAS 132 is effective for fiscal years ending after December 15, 2003 and for interim periods beginning thereafter, so it does not apply to the Company in the quarter ended December 31, 2003. FAS 132 does not change the measurement or recognition of the aforementioned plans and, as such, the adoption of this statement will not have any effect on the Company’s financial position, results of operations, or cash flows.

NOTE B – RATE AND REGULATORY ISSUES

The Company’s financial statements conform to Generally Accepted Accounting Principles, including the accounting principles for rate-regulated entities. Substantively, Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (“FAS 71”) permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company, are approximately $5.2 billion at December 31, 2003. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the Competitive Transition Charges (“CTCs”), and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the Merger Rate Plan stranded regulatory assets over the planned amortization period with a return. Under the Merger Rate Plan, the Company’s remaining electric business (electric transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply FAS 71 to these businesses. Also, the Company’s Independent Power Producer (“IPP”) contracts and the Purchase Power Agreements entered into in connection with the generation divestiture remain recoverable from customers.

In the event the Company determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of FAS 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If the Company could no longer apply FAS 71, the resulting charge would be material to the Company’s reported financial condition and results of operations.

Under the Merger Rate Plan, the Company is earning a return on most of its regulatory assets.

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

NOTE C – CONTINGENCIES

Environmental Contingencies: The public utility industry typically utilizes and/or generates in its operations a broad range of hazardous and potentially hazardous wastes and by-products. The Company believes it is handling identified wastes and by-products in a manner consistent with federal, state, and local requirements and has implemented an environmental audit program to identify any potential areas of concern and aid in compliance with such requirements. The Company is also currently conducting a program in accordance with federal, state and local environmental agency requirements to investigate and remediate, as necessary, certain properties associated with former gas manufacturing and other properties which the Company has learned may be contaminated with industrial waste, as well as investigating identified industrial waste sites as to which it may be determined that the Company has contributed.

The Company is currently aware of 111 sites with which it may be associated, including 60 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice costs are usually allocated among Potentially Responsible Parties (“PRPs”). The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly. At non-owned manufactured gas plant sites, the Company may bear full or partial responsibility for remedial costs.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, the Company has accrued a liability in the amount of $332 million which is reflected in the Company’s Condensed Consolidated Balance Sheets at December 31, 2003. The potential high end of the range is presently estimated at approximately $555 million. The reserve has been increased by $31 million since March 31, 2003 primarily due to the accrual of an additional $26 million associated with its Harbor Point site after the State of New York Supreme Court’s denial of the Company’s Article 78 petition which had incorporated lower costs than the State’s recommended alternative as set forth in the Record of Decision.

On November 7, 2003, the New York State Department of Environmental Conservation (“DEC”) executed a new multi-site consent order with the Company. This new order supersedes the original 1992 order for the owned Manufactured Gas Plant (“MGP”) sites and provides the Company with many benefits including the ability to contest future DEC decisions and scheduling flexibility in the investigation and remediation of MGP sites.

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

Legal matters:
Alliance for Municipal Power v. New York State Public Service Commission
On February 17, 2003, the Alliance for Municipal Power (“AMP”) filed with the New York state court a petition for review of decisions by the New York State Public Service Commission (the “PSC”) that maintain the PSC’s established policy of using average distribution rates when calculating the exit fees that may be charged to municipalities that seek to leave the Company’s system and establish their own municipal light departments. Changes in the methodology for the calculation of the exit fee are not likely to have a material effect on the Company’s financial statements. However, AMP’s petition for review also challenges the lawfulness of the Company’s collection of exit fees from departing municipalities, regardless of the methodology used to calculate those fees. On October 27, 2003 the court dismissed the petition. In late November 2003, AMP made a timely filing to appeal the court’s decision.

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

On April 25, 2003, the state filed a motion for leave to amend the complaint to assert new claims against both the Company and NRG for unspecified amounts. Among other things, the state is seeking to reassert daily violations of the Clean Air Act going back to 1982, the time period covered by its original complaint. On May 30, 2003, the Company filed papers in opposition to the state’s petition. Oral argument was held on July 2, 2003. By order dated December 31, 2003, the court granted the state’s motion to leave to amend the complaint to assert claims against NRG and the Company based on violations of the plants’ operating permits. The court order brings NRG back into the case for injunctive relief but does not disturb the prior ruling that monetary penalties for Clean Air Act violations five years prior to the suit are barred by the statute of limitations.

Prior to the commencement of the enforcement action, on July 13, 2001, the Company filed a declaratory judgment action in New York state court in Syracuse against NRG seeking a ruling that NRG is responsible for the costs of pollution controls and mitigation that might result from the state’s enforcement action. As a result of NRG’s voluntary bankruptcy petition, filed in New York federal bankruptcy court on May 14, 2003, the Company’s declaratory judgment action had been stayed. The stay has now been lifted by virtue of the bankruptcy court’s confirmation of NRG’s plan of reorganization on November 24, 2003 and those of Dunkirk Power L.L.C. and Huntley L.L.C.’s on November 25, 2003. The Company cannot predict the outcome of this litigation.

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C.
The Company is engaged in collections litigation to recover bills for station service rendered to the owners of three power plants (the “Plants”), which the Company sold in 1999 to three affiliates of NRG Energy, Inc.: Huntley Power L.L.C., Dunkirk Power L.L.C. and  Oswego Harbor, L.L.C. (collectively with NRG Energy, Inc., “NRG”).  After suit was filed, the parties agreed to stay the litigation to permit the Federal Energy Regulatory Commission (“FERC”) to try to resolve the dispute.

NRG emerged from bankruptcy in December 2003 and the Plants did not discharge their debt.  According to the Company’s records, the Defendants owed the Company approximately $35 million as of the date of the bankruptcy filing.

The FERC has not yet rendered a decision on this matter. However, on December 23, 2003, it issued two orders on related complaints filed by AES Somerset, L.L.C. (“AES”) and Nine Mile Point Nuclear Station, L.L.C., both of which are station service customers of the Company. The orders do not control the outcome of the NRG case but may be indicative of the FERC’s disposition in station service matters. The two orders allow these generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. While it is not entirely clear from reading the AES order, it is possible to construe it to have retroactive effect back to the date the plant was sold to AES by a third party. The net effect of these decisions is that the two generators will no longer have to pay the Company for station service charges for electricity. The Company is seeking rehearing on these decisions and is awaiting a decision on NRG. In the event that the FERC orders are finally upheld, the Company believes it would recover the lost revenues under its rate plans.

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

(in millions of dollars)
	Electric -	Electric -
	Transmission	Distribution	Gas	Total

Three Months Ended December 31, 2003
Operating revenue	$ 64	$ 719	$ 177	$ 960
Operating income before
income taxes	21	86	18	125
Depreciation and amortization	9	32	9	50
Amortization of stranded costs	-	44	-	44

Three Months Ended December 31, 2002
Operating revenue	$ 55	$ 750	$ 165	$ 970
Operating income before
income taxes	15	114	21	150
Depreciation and amortization	8	33	9	50
Amortization of stranded costs	-	35	-	35

Nine Months Ended December 31, 2003
Operating revenue	$ 191	$ 2,209	$ 440	$ 2,840
Operating income before
income taxes	70	285	26	381
Depreciation and amortization	26	97	27	150
Amortization of stranded costs	-	131	-	131

Nine Months Ended December 31, 2002
Operating revenue	$ 185	$ 2,279	$ 372	$ 2,836
Operating income before
income taxes	68	331	25	424
Depreciation and amortization	24	97	27	148
Amortization of stranded costs	-	106	-	106

(in millions of dollars)
	Electric -	Electric -
	Transmission	Distribution	Gas	Corporate	Total

December 31, 2003
Goodwill	$ 303	$ 709	$ 214	$ -	$ 1,226
Total assets	$ 1,456	$ 8,603	$ 1,690	$ 372	$ 12,121

March 31, 2003
Goodwill	$ 303	$ 709	$ 214	$ -	$ 1,226
Total assets	$ 1,444	$ 8,780	$ 1,576	$ 444	$ 12,244

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized			Total
	Gains and	Minimum		Accumulated
(in thousands of dollars)	Losses on	Pension		Other
	Available-for-	Liability	Cash Flow	Comprehensive
	Sale Securities	Adjustment	Hedges	Income (Loss)
March 31, 2003	$ (584)	$ -	$ 600	$ 16
Other comprehensive income (loss):
Unrealized gains on securities,
net of taxes	1,570			1,570
Hedging activity, net of taxes			1,276	1,276
Change in minimum pension liability		(1,534)		(1,534)
December 31, 2003	$ 986	$ (1,534)	$ 1,876	$ 1,328

NOTE F – VOLUNTARY EARLY RETIREMENT OFFER

In the quarter ended December 31, 2003, the enrollment period ended with respect to the voluntary early retirement offer (“VERO”) made by National Grid USA. The VERO was made to eligible non-union employees in New York and New England in areas including transmission, retail operations (in New England), and corporate administrative functions such as finance, human resources, legal, and information technology. The majority of employees will retire by November 1, 2004, with the remainder retiring by November 1, 2007. The Company expensed approximately $19 million of VERO costs in the fiscal quarter ended December 31, 2003. This amount included approximately $9 million allocated to the Company from National Grid USA Service Company, an affiliate. A total of 53 employees of the Company accepted the VERO.

NOTE G – PENSION SETTLEMENT LOSSES

As a result of the decline in the stock market since the close of the merger and a reduction in the discount rate applied to pension obligations, the Company has an unrecognized loss in its pension plans. Under Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS 88”), the Company must recognize a portion of this loss immediately when payouts from the plans exceed a certain amount. Accordingly, the Company recognized a loss of $29.4 million in its fiscal year ended March 31, 2003. In February 2004, the Company reached an agreement with PSC Staff that would provide rate recovery for $14.5 million of the $29.4 million pension settlement loss. The agreement also covers the funding of the entire settlement loss to benefit plan trust funds. This agreement is subject to approval by the full New York State Public Service Commission. Under the agreement, within 30 days of approval, the Company will fund the nonrecoverable portion of this loss.

In December 2003, the Company recorded a new pension settlement loss of $20 million under FAS 88 associated with pension payouts in its fiscal year ending March 31, 2004. Additional losses may be recorded in the remaining months of the fiscal year. The Company plans to file a petition with the PSC seeking to recover these losses.

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
(f) timing and adequacy of rate relief;
(g) adverse changes in electric load;
(h) acts of terrorism;
(i) climatic changes or unexpected changes in weather patterns; and
(j) failure to recover costs currently deferred under the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations”, as amended, and the Merger Rate Plan in effect with the New York State Public Service Commission (“PSC”).

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

Retail Bypass: In approving Power Choice, the rate plan in effect prior to the Merger Rate Plan, the PSC authorized changes to the Company’s retail tariff providing for the recovery of an exit fee for customers that leave the Company’s system. The retail tariff governs the application and calculation of the exit fee. The exit fee also applies to municipalities seeking to serve customers in the Company’s service area. A number of communities served by the Company are considering municipalizing power delivery and have requested an estimate of their exit fees.

On September 22, 2002, a different type of retail bypass issue was presented in a filing with FERC by the New York Independent System Operator (“NYISO”) seeking to implement a new station service rate. On November 22, 2002, FERC issued an order accepting the NYISO’s new rate, over the Company’s protest. The NYISO order has allowed generators to argue that they should be able to avoid paying state-approved charges for retail deliveries when they take service under the NYISO tariff. On July 10, 2003, the Company filed modifications to its standby service rates with the PSC, which the PSC approved on November 25, 2003. The tariff modifications unbundle the transmission service component provided under the NYISO tariff but continue the Company’s own retail distribution charges to these customers.

A number of generators have complained or withheld payments associated with the Company’s delivery of station service to their generation facilities, including NRG Energy, Inc. (For a description of the NRG station service matter, see Item 1, Note C – Contingencies.) On December 23, 2003, FERC issued two orders on complaints filed by AES Somerset, L.L.C. (“AES”) and Nine Mile Point Nuclear Station, L.L.C. (“Nine Mile”), both of which are station service customers of the Company. The two orders allow these generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. While it is not entirely clear from reading the AES order, it is possible to construe it to have retroactive effect back to the date the plant was sold to AES by a third party. The net effect of these FERC decisions is that the two generators will no longer have to pay the Company for station service charges for electricity. The FERC orders are in direct conflict with the orders of the NYPSC on station service rates. The FERC orders, if upheld, will permit these generators to completely bypass the Company’s state-jurisdictional retail charges, including those set forth in the filing that was approved by the PSC on November 25, 2003. The Company is seeking rehearing on these FERC decisions but cannot predict the outcome of these cases.

Other generators have also taken the position that they are not required to pay station service charges, on grounds similar to those alleged in the AES and Nine Mile complaints. These FERC orders have increased the risk that ISOs will be able to bypass local distribution company charges (including stranded cost recovery charges) when providing transmission level power to generating stations and, potentially, that other customers will also be able to bypass those charges when taking service at transmission voltages. The FERC orders appear to be limited to delivery service provided to generators in the context of station service, but if FERC were to extend these orders to other customers, the Company could experience a potentially significant reduction in revenue. In the event that the FERC orders are finally upheld, the Company believes it would recover the lost revenues under its rate plans.

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

Generator Interconnections:  On July 24, 2003, FERC issued final rules seeking to standardize the procedures and contractual arrangements for new generators with capacities over 20MW to interconnect to the transmission grid.  Regional transmission organizations (“RTOs”) and independent system operators (“ISOs”) and individual transmission owners in the affected regions were required to make compliance filings by January 20, 2004. The Company sought rehearing of various aspects of these rules which could have materially adverse impacts on the Company, and it is actively working in the regional stakeholder process to implement the rules in a manner that will mitigate such adverse impacts.  In particular, the rules appear to require the implementation of pro forma agreements for generator interconnections without recognizing the Company’s rights under the Federal Power Act to set the rates, terms and conditions of access to its transmission facilities, and without clearly delineating the rights and obligations of the Company relative to an ISO or an RTO and relative to neighboring control areas that might be affected by the interconnection.  In addition, FERC issued a formal notice of proposed rulemaking for special rules governing the interconnection of generators with capacities under 20MW.

On January 20, 2004, the Company made a compliance filing jointly with other New York transmission owners and the New York ISO (“NYISO”) to address interconnections to transmission facilities in New York. In this filing, NYISO and the New York transmission owners sought authority to implement variations from FERC’s pro forma agreement and procedures primarily to reflect current practices but also to address concerns similar to those raised by the Company on rehearing. In particular, the filing sought variations with respect to cost allocation, standards for interconnection, authority to file amendments to the pro forma documents and specific interconnection agreements, and other issues. The filing parties also sought to defer compliance with respect to interconnections to distribution facilities, which appeared to be within the scope of FERC’s order but which is also the subject to various pending rehearing requests concerning FERC’s jurisdiction and a separate rulemaking proceeding. It is unclear whether these changes will be accepted by FERC or whether FERC may require revisions to the compliance filings.

Regional Transmission Organizations: On September 16, 2003, FERC issued an order terminating its proceeding on the NYISO’s filing of several years ago to become an RTO. FERC had previously rejected that filing on several grounds, and a rehearing request by the New York transmission owners, including the Company, was pending for some time. On October 23, 2003, the transmission owners filed a petition for rehearing of FERC’s September 16, 2003 order because it terminated the proceeding without addressing the transmission owners’ pending rehearing petition. The transmission owners took this action due to concern that the prior adverse order, if left unchallenged, could be damaging precedent. On December 22, 2003, FERC issued an order indicating that the September 16, 2003 order did not reach any substantive ruling on the pending rehearing requests. Although discussions are ongoing in New York on whether and how to change the governance structure of the NYISO to better align with FERC’s requirements for RTOs (including the requirement that the market operator be independent from the market), there are currently no formal efforts underway in New York to establish an RTO.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the period ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies” for a detailed discussion of these policies.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

(See the Company’s Annual Report on Form 10-K for the period ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Financial Position, Liquidity and Capital Resources”.)

Short-Term Liquidity. At December 31, 2003, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $13 million and accounts receivable of approximately $533 million. The Company has a negative working capital balance of $972 million, primarily due to short-term debt due to affiliates of $702 million. Ordinarily, construction-related short-term borrowings are refunded with long-term securities on a periodic basis. This approach generally results in a working capital deficit. Working capital deficits may also be a result of the seasonal nature of the Company’s operations as well as the timing of differences between the collection of customer receivables and the payments of purchased power costs. The Company believes that it will be able to meet its working capital needs through a combination of parent company equity infusions, long and short-term inter-company borrowings as well as cash flows generated from operations. The resources of the Company’s affiliates are sufficient to meet the equity and debt financing requirements of the Company.

At December 31, 2003, the Company had short-term debt outstanding of approximately $702 million from the inter-company money pool. The Company has regulatory approval to issue up to $1.0 billion of short-term debt. National Grid USA and certain subsidiaries, including the Company, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

Net cash provided by operating activities was approximately $15 million for the Company in the nine months ended December 31, 2003. The primary reason for the decline in operating cash flow was the funding of the pension and postretirement benefits trusts pursuant to a settlement with the PSC that resolves all issues associated with its pension and other postretirement benefit obligations for the period prior to the acquisition of the Company by National Grid. (For a more detailed discussion, see the Company’s Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “PSC Issues”.)

The Company’s net cash used in investing activities increased by approximately $299 million in the nine months ended December 31, 2003 as compared to the same period in the prior year. This increase was primarily due to $250 million of cash received last year in connection with a November 2002 nuclear station sale, and a $57 increase in capital expenditures from the prior year.

The Company’s net cash provided by financing activities increased by approximately $650 million in the nine months ended December 31, 2003 as compared to the same period in the prior year. This increase is primarily due to an equity contribution of $309 million in the current period from the Company’s parent company used to fund contributions to the pension and postretirement trusts. Reductions in long-term debt were funded through long-term and short-term intercompany borrowings which contributed to approximately $225 million of net cash inflow. These inflows were partially offset by $34 million of buybacks of preferred stock.

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

RESULTS OF OPERATIONS

EARNINGS

Net income for the three and nine months ended December 31, 2003 decreased by approximately $1 million and $6 million, respectively, from the comparable periods in the prior year. The decrease for the nine months is primarily due to weather-driven lower sales margins offset by lower interest costs.

REVENUES

Electric revenues decreased $23 and $64 million in the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. The table below details components of this fluctuation.

Period ended December 31, 2003
(In millions of dollars)

	Three Months	Nine Months

Retail sales	$ (35)	$ (87)
Sales for resale	8	26
Transmission	4	(3)
Total	$ (23)	$ (64)

The decrease in retail sales for the three and nine months ended December 31, 2003 was primarily attributable to a decrease in electric kilowatt-hour (“KWh”) deliveries to 8.2 billion and 25.0 billion from 8.4 billion and 25.8 billion, respectively, in the comparable periods in the prior year. The KWh decrease is due to a return to more normal weather in the current fiscal year, versus the more extreme weather last year, particularly in the months of June, July and August for the nine months. The effects of weather account for 94% and 86% of the decline in KWh sales for the quarter and nine months, respectively. For the quarter and nine months, revenue comparisons were also affected by lower purchase power costs (due to lower demand) being recovered through the commodity adjustment clause.

The increase in transmission revenue for the three months ended December 31, 2003 is due to prior year activity in which certain pre-merger revenues that were initially recorded in the first half of fiscal 2003 to transmission revenue, were reversed and recorded to goodwill in the third quarter of fiscal 2003. The decrease in transmission revenue for the nine months ended December 31, 2003 is due to a prior period adjustment recorded in fiscal 2003 related to regulatory deferrals.

Gas revenues increased $12 million and $68 million in the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. These increases are primarily a result of higher gas prices being passed through to customers, offset by milder weather during the three months ended December 31, 2003. The table below details components of this fluctuation.

Period ended December 31, 2003
(In millions of dollars)

	Three Months	Nine Months

Cost of purchased gas	$ 14	$ 71
Delivery revenue	(2)	(3)
Other	-	-
Total	$ 12	$ 68

The volume of gas sold for the three and nine months ended December 31, 2003, excluding transportation of customer-owned gas, decreased approximately 1.1 million Dekatherms (“Dth”) and decreased 1.6 million Dth, or a 7 percent decrease and a 5 percent decrease, respectively, from the comparable periods in the prior year.

OPERATING EXPENSES

Electricity purchased decreased $15 million and $11 million for the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. Corresponding to lower electric sales, the Company purchased less KWh of electricity for the periods versus the same periods last year. In addition, contractual obligations to certain higher cost suppliers expired during fiscal 2004 which resulted in reductions to purchased power expense of $23 million and $15 million, as compared to the comparable periods in the prior year. However, increases in the market price of electricity, partially offset these decreases. In addition, $5 million of purchased power related to pre-merger reconciliations was transferred to goodwill in the third quarter of fiscal 2003.

Despite lower gas sales volumes, gas purchased expense increased $14 million and $71 million for the three months and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. This increase is primarily a result of $19 million and $77 million increases in gas prices for the three and nine month periods ended December 31, 2003, respectively.

Other operation and maintenance expense increased $16 million and decreased $17 million for the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. The table below details components of this fluctuation.

Period ended December 31, 2003
(In millions of dollars)

	Three Months	Nine Months

VERO expense	$ 19	$ 19
Decrease in amortization of VERO regulatory asset	(5)	(11)
Increased (decreased) pension settlement loss	17	(2)
Decreased bad debt expense	(16)	(20)
April 2003 storm costs	-	6
Other	1	(9)
Total	$ 16	$ (17)

In the fiscal quarter ended December 31, 2003, the Company expensed approximately $19 million in connection with the voluntary early retirement offer (the “VERO”). This amount included approximately $9 million allocated to the Company from National Grid USA Service Company, an affiliate. For further information, see Note F – Voluntary Early Retirement Offer, in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

The amortization of the VERO regulatory asset is lower than in the same periods last year because that asset is being amortized unevenly at levels that decrease over the ten-year term of the Merger Rate Plan.

In the most recent fiscal quarter, the Company recorded a pension settlement loss of $20 million associated with pension payouts in its current fiscal year. It plans to file a petition with the PSC seeking to recover these losses. For further information, see Note G, Pension Settlement Losses, in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

The bad debt expense figures reflect increases for one-time adjustments of $24 million and $42 million respectively for the three and nine months ended December 31, 2002.

Other changes includes reduced administrative and general expenses resulting from merger-related efficiencies, partially offset by increased electric distribution and other expenses.

Amortization of stranded costs increased $8 million and $25 million for the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year in accordance with the Merger Rate Plan. Under the Merger Rate Plan, which began on January 1, 2002, the stranded investment balance per the Merger Rate plan is being amortized unevenly at levels that increase during the term of the ten-year plan that ends December 31, 2011.

Other taxes decreased $10 million and $23 million for the three and nine months ended December 31, 2003, respectively, from the comparable period in the prior year. These decreases are primarily due to a reduction of Gross Receipts Tax (“GRT”) rates that resulted in decreased GRT of $8 million and $26 million for the three and nine months ended December 31, 2003, respectively, as compared to the comparable period in the prior year, and decreased sales tax. Partially offsetting these decreases were increased property taxes of $8 million for the nine months ended December 31, 2003.

Income taxes increased $18 million for the nine months ended December 31, 2003, from the comparable period in the prior year primarily due to higher book taxable income. In addition, in the nine months ended December 31, 2003 there was a $9 million adjustment to taxes that increased income tax expense.

Interest charges decreased $18 million and $47 million for the three and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year, primarily due to the repayment of third-party debt using affiliated company debt at lower interest rates. Also, the expiration of the Master Restructuring Agreement interest savings deferral in the second quarter of fiscal 2004 contributed to the decrease for the periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in the Company’s market risk or market risk strategies during the nine months ended December 31, 2003. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2003, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period in which this report is being prepared. The Company maintains a Disclosure Committee, which is made up of several key management employees and which reports directly to the Chief Financial Officer and the President. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Chief Financial Officer and the President have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, it was determined that these disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this report. During the most recent fiscal quarter, there were no changes in internal control over financial reporting that could materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliance for Municipal Power v. New York State Public Service Commission
As described in the Company’s Form 10-K for the fiscal year ended March 31, 2003 and in the Company’s Form 10-Q for the quarter ended September 30, 2003, the Alliance for Municipal Power (“AMP”) has asked the New York State court to review decisions by the New York State Public Service Commission (the “PSC”) that maintain the PSC’s established policy of using average distribution rates when calculating the exit fees that may be charged to municipalities that seek to leave the Company’s system and establish their own municipal light departments. On October 27, 2003 the court dismissed AMP’s petition, and in late November 2003, AMP made a timely filing to appeal the court’s decision.

New York State v. Niagara Mohawk Power Corp. et al.
As described in the Company’s Form 10-K for the fiscal year ended March 31, 2003, the Company and NRG Energy, Inc. are defendants in a civil action by New York State for alleged violations of the federal Clean Air Act and related state environmental laws at the Dunkirk and Huntley power plants, which the Company sold in 1999 to affiliates of NRG Energy, Inc. (collectively, “NRG”). On December 31, 2003, the court granted the State’s motion for leave to amend the complaint to assert claims against NRG and the Company based on violations of the plants’ operating permits. The court order brings NRG back into the case for injunctive relief but does disturb the prior ruling that monetary penalties for Clean Air Act violations five years prior to the suit are barred by the statute of limitations.

The Company is also seeking a ruling that NRG is responsible for the costs of pollution controls and mitigation that might result from the state’s enforcement action, which is also described in the Company’s Form 10-K for the fiscal year ended March 31, 2003. The Company’s action had been stayed pending NRG’s voluntary bankruptcy petition, but the stay has now been lifted by virtue of the bankruptcy court’s confirmation in late November of NRG’s plan of reorganization.

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C.
As described in the Company’s Form 10-K for the fiscal year ended March 31, 2003, the Company is engaged in collections litigation to recover bills for station service rendered to the owners of three power plants that the Company sold in 1999 to three affiliates of NRG Energy, Inc.: Huntley Power L.L.C., Dunkirk Power L.L.C. and  Oswego Harbor, L.L.C. (collectively with NRG Energy, Inc., “NRG”).  After suit was filed, the parties agreed to stay the litigation to permit the Federal Energy Regulatory Commission (“FERC”) to try to resolve the dispute.

The FERC has not yet rendered a decision on this matter. However, on December 23, 2003, it issued two orders on related complaints filed by AES Somerset, L.L.C. (“AES”) and Nine Mile Point Nuclear Station, L.L.C., both of which are station service customers of the Company. The orders do not control the outcome of the NRG case but may be indicative of the FERC’s disposition in station service matters. The two orders allow these generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. While it is not entirely clear from reading the AES order, it is possible to construe it to have retroactive effect back to the date that AES purchased the plant from a third party. The net effect of these decisions is that the two generators will no longer have to pay the Company for station service charges for electricity. The Company is seeking rehearing on these decisions and is awaiting a decision on NRG.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: February 17, 2004	By	/s/ Edward A. Capomacchio Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications