Form 10-K/A
period 2004-03-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2004-07-08
CIK 71932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to______________

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

Explanatory Note

The registrant is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 in order to provide the final version of its Consolidated Balance Sheets, as the registrant inadvertently filed an outdated draft version of its Consolidated Balance Sheets as part of its original submission.  This final version differs from the earlier outdated draft version in two respects:  (i) certain subtotals are corrected; and (ii) a reclassification is reflected as of March 31, 2003. There were no other changes to the Form 10-K as originally submitted.  The Item 8 included in the registrant's original submission should be disregarded as it is replaced in its entirety by the Item 8 in this amendment.

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

In our opinion, the accompanying consolidated statements of operations, of comprehensive income (loss), of retained earnings and of cash flows present fairly, in all material respects, the results of operations and cash flows of Niagara Mohawk Power Corporation and its subsidiaries for the thirty day period ended January 30, 2002 and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	March 31,	March 31,
	2004	2003
	(Successor)	(Successor)
ASSETS
Utility plant, at original cost:
Electric plant	$ 5,200,640	$ 5,091,435
Gas plant	1,477,977	1,402,215
Common Plant	333,789	351,987
Construction work-in-progress	152,821	144,801
Total utility plant	7,165,227	6,990,438
Less: Accumulated depreciation and amortization	2,078,328	2,035,651
Net utility plant	5,086,899	4,954,787
Goodwill	1,225,742	1,225,742
Pension intangible	10,990	12,150
Other property and investments	57,273	94,314
Current assets:
Cash and cash equivalents	26,840	30,038
Restricted cash (Note A)	12,163	25,350
Accounts receivable (less reserves of $124,200 and
$100,200, respectively, and includes receivables
from associated companies of $516 and $227,
respectively)	578,654	543,207
Notes receivable	-	73
Materials and supplies, at average cost:
Gas storage	11,226	4,795
Other	15,714	16,401
Derivative instruments (Note A and L)	24,393	16,354
Prepaid taxes	61,769	90,770
Current deferred income taxes (Note G)	70,415	35,458
Regulatory asset – swap contracts	182,000	192,000
Other	13,389	10,483
Total current assets	996,563	964,929
Regulatory and other non-current assets:
Regulatory assets (Note B):
Merger rate plan stranded costs	3,019,597	3,213,657
Swap contracts regulatory asset	533,367	601,028
Regulatory tax asset	151,080	143,765
Deferred environmental restoration costs	309,000	301,000
Pension and postretirement benefit plans	466,789	457,104
Additional minimum pension liability	157,068	256,675
Loss on reacquired debt	74,993	48,255
Other	288,427	242,290
Total regulatory assets	5,000,321	5,263,774
Other non-current assets	38,151	35,169
Total regulatory and other non-current assets	5,038,472	5,298,943
Total assets	$ 12,415,939	$ 12,550,865

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Consolidated Balance Sheets
(In thousands of dollars)

	March 31,	March 31,
	2004	2003
	(Successor)	(Successor)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,621,440
Accumulated other comprehensive income	2,615	16
Retained earnings	220,966	85,706
Total common stockholder's equity	3,340,447	2,894,527
Preferred equity (Note I):
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	42,625
Authorized - 3,400,000 shares
Issued and outstanding - 411,715 and 426,248 shares, respectively
Cumulative preferred stock ($25 par value, optionally redeemable)	25,155	55,655
Authorized - 19,600,000 shares
Issued and outstanding - 503,100 and 1,113,100 shares, respectively
Long-term debt (Note E)	2,273,467	3,453,989
Long-term debt to affiliates (Note E)	1,200,000	500,000
Total capitalization	6,880,239	6,946,796
Current liabilities:
Accounts payable (including payables to associated companies
of $42,485 and $34,029, respectively)	285,965	375,767
Customers' deposits	26,133	25,843
Accrued interest	98,221	108,927
Short-term debt to affiliates (Note F)	463,500	198,000
Current portion of liability for swap contracts (Note A and L)	182,000	192,000
Current portion of long-term debt (Note E)	532,620	611,652
Other	125,461	111,904
Total current liabilities	1,713,900	1,624,093
Non-current liabilities:
Accumulated deferred income taxes (Note G)	1,348,503	1,157,796
Liability for swap contracts (Note A and L)	533,367	601,028
Employee pension and other benefits (Note H)	449,803	615,379
Liability for environmental remediation costs	309,000	301,000
Additional minimum pension liability	169,615	268,825
Cost of removal regulatory liability (Note O)	313,545	307,106
Other	697,967	728,842
Total other non-current liabilities	3,821,800	3,979,976

Commitments and contingencies (Notes D):	-	-

Total capitalization and liabilities	$ 12,415,939	$ 12,550,865

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

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. The Company previously owned three power plants (the Plants), which it sold to three affiliates of NRG Energy, Inc. in 1999: Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. (collectively, the NRG Affiliates). The Company is in involved in three proceedings with the NRG affiliates to recover bills for station service rendered to the Plants; a collections action filed by the Company against the NRG affiliates in New York State Supreme Court in October 2000; a petition filed by the Company at the FERC in November 2002, and an Article 78 Petition filed by the NRG Affiliates in New York Supreme Court in March 2004, challenging the state retail standby distribution tariff. The main issue in all three proceedings is whether the NRG Affiliates will be permitted to bypass the Company’s state-jurisdictional retail charges for station service. The State Supreme Court lawsuit filed by the Company has been stayed by agreement, the parties are awaiting a decision from FERC on the Company’s petition, and the parties have agreed to stay the NRG Affiliates’ Article 78 petition pending appeal of a FERC decision on May 10, 2004 in another proceeding. The May 10, 2004 Order denied rehearing of objections to FERC’s approval of the NYISO wholesale station service tariff, on which the NRG Affiliates are relying in part to avoid payment of the state retail distribution tariff for station service. FERC’s May 10, 2004 Order is discussed below under Retail Bypass. As of March 31, 2004, the NRG Affiliates owed the Company approximately $39 million for station service. In the event it is determined that the Company may not bill the NRG Affiliates for station service under its state tariff, the Company would seek recovery under its rate plans.

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

The target asset allocation for the benefit plans is:

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

The benefit plans’ costs used the following assumptions:

Pension Benefits

	Year Ended	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
	2004	2003	2002	2001
	(Successor)	(Successor)	(Successor)	(Predecessor)

Weighted average assumptions used to determine net periodic cost:
Discount rate	6.25%	6.25%	7.50%	7.25%
Rate of compensation increase	3.25%	3.25%	3.25%	2.50%
Expected return on plan assets	8.50%	8.50%	8.75%	9.50%

Other Post-retirement benefits

	Year Ended	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
	2004	2003	2002	2001
	(Successor)	(Successor)	(Successor)	(Predecessor)

Weighted average assumptions used to determine net periodic cost:
Discount rate	6.25%	6.25%	7.50%	7.25%
Rate of compensation increase	3.25%	3.25%	3.25%	2.50%
Expected return on plan assets	8.00%	8.50%	8.75%	9.50%
Medical trend
Initial	10.00%	10.00%	10.00%	9.00%
Ultimate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2009	2008	2007	2006

The benefit plans’ included the following components of expense:

	Pension Benefits
			60 Day Period	30 Day Period
	Year Ended	Year Ended	Ended	Ended	Year Ended
	March 31,	March 31,	March 31,	January 30,	December 31,
	2004	2003	2002	2002	2001
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net periodic benefit cost, for the year ended March 31
Service cost	$ 28,093	$ 24,970	$ 4,886	$ 2,866	$ 32,046
Interest cost	74,863	83,493	14,637	7,816	88,315
Expected return on plan assets	(71,391)	(75,613)	(14,751)	(7,567)	(94,247)
Amortization of initial obligation	-	-	-	191	2,240
Amortization of unrecognized prior service cost	1,160	-	-	801	8,464
Amortization of unrecognized (gain)/loss	18,026	5,559	-	(174)	(1,122)
Net periodic benefit costs before settlements
and curtailments	50,751	38,409	4,772	3,933	35,696
Settlement & curtailment (gain)/loss	21,798	29,548	(16,726)	-	28,752
Special termination benefits	14,300	-	44,000	25,674	-
Net periodic benefit costs	$ 86,849	$ 67,957	$ 32,046	$ 29,607	$ 64,448
	Other Post-retirement Benefits
			60 Day Period	30 Day Period
	Year Ended	Year Ended	Ended	Ended	Year Ended
	March 31,	March 31,	March 31,	January 30,	December 31,
	2004	2003	2002	2002	2001
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net periodic benefit cost, for the year ended March 31
Service cost	$ 8,629	$ 6,745	$ 1,348	$ 1,064	$ 11,265
Interest cost	57,952	55,551	8,806	3,792	41,664
Expected return on plan assets	(34,578)	(23,642)	(3,458)	(2,071)	(24,436)
Amortization of initial obligation	-	-	-	908	10,890
Amortization of unrecognized prior service cost	-	-	-	302	(7,207)
Amortization of unrecognized (gain)/loss	22,996	(498)	-	1,332	7,101
Net periodic benefit costs before settlements
and curtailments	54,999	38,156	6,696	5,327	39,277
Settlement and curtailment (gain)/loss	-	-	-	-	3,179
Special termination benefits	641	-	8,571	-	-
Net periodic benefit costs	$55,640	$ 38,156	$ 15,267	$ 5,327	$ 42,456

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIAGARA MOHAWK POWER
CORPORATION

Date: July 8, 2004	By:	/s/ William F. Edwards
William F. Edwards President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C. 1350