Form 10-Q
period 2004-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2004-08-16
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

______________________________________________ ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]	NO [ X ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2004, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value (all held by Niagara Mohawk Holdings, Inc.)	187,364,863

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Operating revenues:
Electric	$ 735,934	$ 761,400
Gas	154,305	187,977
Total operating revenues	890,239	949,377
Operating expenses:
Purchased electricity	333,705	384,589
Purchased gas	83,239	116,474
Other operation and maintenance	172,050	182,986
Depreciation and amortization	50,686	50,752
Amortization of stranded costs	61,453	43,517
Other taxes	53,378	57,740
Income taxes	31,114	19,694
Total operating expenses	785,625	855,752
Operating income	104,614	93,625
Other income (deduction), net	2,748	(3,649)
Operating and other income	107,362	89,976
Interest:
Interest on long-term debt	48,336	70,777
Interest on debt to associated companies	15,078	8,463
Other interest	3,113	6,603
Total interest expense	66,527	85,843
Net income	40,835	4,133
Dividends on preferred stock	841	1,378
Income available to common shareholder	$ 39,994	$ 2,755

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Net income	$ 40,835	$ 4,133
Other comprehensive income (loss):
Unrealized (losses) gains on securities, net	(55)	688
Change in additional minimum pension liability	-	(1,534)
Total other comprehensive income	(55)	(846)
Comprehensive income	$ 40,780	$ 3,287

Per share data is not relevant because Niagara Mohawk's common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Retained earnings at beginning of period	$ 220,966	$ 85,706
Net income	40,835	4,133
Dividends on preferred stock	(841)	(1,378)
Retained earnings at end of period	$ 260,960	$ 88,461

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2004	2004
ASSETS
Utility plant, at original cost:
Electric plant	$ 5,217,339	$ 5,200,640
Gas plant	1,474,111	1,477,977
Common Plant	343,205	333,789
Construction work-in-progress	155,991	152,821
Total utility plant	7,190,646	7,165,227
Less: Accumulated depreciation and amortization	2,101,191	2,078,328
Net utility plant	5,089,455	5,086,899
Goodwill	1,225,742	1,225,742
Pension intangible	10,990	10,990
Other property and investments	57,138	57,273
Current assets:
Cash and cash equivalents	35,638	26,840
Restricted cash	15,412	12,163
Accounts receivable (less reserves of $121,100 and
$122,500, respectively, and includes receivables
to associated companies of $4,719 and $247,
respectively)	508,073	578,654
Materials and supplies, at average cost:
Gas storage	48,171	11,226
Other	17,573	15,714
Derivative instruments	22,708	24,393
Prepaid taxes	19,644	61,769
Current deferred income taxes	79,681	70,415
Regulatory asset - swap contracts	186,462	182,000
Other	41,045	13,389
Total current assets	974,407	996,563
Regulatory and other non-current assets:
Regulatory assets (Note B):
Stranded costs	2,958,046	3,019,597
Swap contracts regulatory asset	505,848	533,367
Regulatory tax asset	151,023	151,080
Deferred environmental restoration costs (Note C)	318,000	309,000
Pension and postretirement benefit plans	455,268	466,789
Additional minimum pension liability	157,068	157,068
Loss on reacquired debt	72,995	74,993
Other	270,554	288,427
Total regulatory assets	4,888,802	5,000,321
Other non-current assets	42,817	38,151
Total regulatory and other non-current assets	4,931,619	5,038,472
Total assets	$ 12,289,351	$ 12,415,939

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2004	2004
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive income (loss) (Note E)	(465)	(410)
Retained earnings	260,960	220,966
Total common stockholder's equity	3,377,361	3,337,422
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized - 3,400,000 shares
Issued and outstanding - 411,705 shares
Cumulative preferred stock ($25 par value, optionally redeemable)	25,155	25,155
Authorized - 19,600,000 shares
Issued and outstanding - 503,100 shares
Long-term debt	2,273,627	2,273,467
Long-term debt to affiliates	1,200,000	1,200,000
Total capitalization	6,917,313	6,877,214
Current liabilities:
Accounts payable (including payables to associated companies	280,314	285,965
of $46,228 and $41,848, respectively)
Customers' deposits	24,787	26,133
Accrued interest	55,833	98,221
Short-term debt to affiliates	545,500	463,500
Current portion of swap contracts	186,462	182,000
Current portion of long-term debt	300,218	532,620
Other	116,539	125,461
Total current liabilities	1,509,653	1,713,900
Other non-current liabilities:
Accumulated deferred income taxes	1,374,514	1,346,938
Liability for swap contracts	505,848	533,367
Employee pension and other benefits	433,402	449,803
Additional minimum pension liability	169,615	169,615
Liability for environmental remediation costs (Note C)	318,000	309,000
Nuclear fuel disposal costs	143,609	143,265
Cost of removal regulatory liability	316,429	313,545
Other	600,968	559,292
Total other non-current liabilities	3,862,385	3,824,825

Commitments and contingencies (Notes B and C)	-	-

Total capitalization and liabilities	$ 12,289,351	$ 12,415,939

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Three Months ended June 30,
	2004	2003
Operating activities:
Net income	$ 40,835	$ 4,133
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50,686	50,752
Amortization of stranded costs	61,453	43,517
Provision for deferred income taxes	26,217	6,983
Pension and other benefit plans expense	17,735	31,097
Cash paid to pension and postretirement benefit plan trusts	(34,057)	(32,030)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	70,581	78,556
(Increase) in materials and supplies	(38,804)	(38,530)
Decrease in prepaid taxes	42,125	42,481
Increase (decrease) in accounts payable and accrued expenses	(15,919)	(105,099)
(Decrease) in accrued interest and taxes	(42,388)	(43,101)
Other, net	35,047	30,183
Net cash provided by operating activities	213,511	68,942
Investing activities:
Construction additions	(51,726)	(67,970)
Change in restricted cash	(3,249)	(19,654)
Other investments	99	13,028
Other	1,406	(4,460)
Net cash used in investing activities	(53,470)	(79,056)
Financing activities:
Dividends paid on preferred stock	(841)	(1,378)
Reductions in long-term debt	(232,402)	(259,260)
Proceeds from long-term debt to affiliates	-	350,000
Redemption of preferred stock	-	(467)
Net change in short-term debt to affiliates	82,000	(82,000)
Other	-	123
Net cash (used in) provided by financing activities	(151,243)	7,018

Net increase (decrease) in cash and cash equivalents	8,798	(3,096)
Cash and cash equivalents, beginning of period	26,840	30,038
Cash and cash equivalents, end of period	$ 35,638	$ 26,942

Supplemental disclosures of cash flow information:
Interest paid	$ 109,121	$ 120,150
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2004 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. As such, the March 31, 2004 balance sheet included in this Form 10-Q is considered unaudited as it does not include all the footnote disclosures contained in the Company's Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended June 30, 2004 should not be taken as an indication of earnings for all or any part of the balance of the year.

The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, National Grid Transco plc.

Reclassifications: Certain amounts from prior years have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

New Accounting Standards: On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer's program.

Paragraph 40 of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions requires that presently enacted changes in laws impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under FAS 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of this Act.

Pursuant to guidance from the FASB under FSP FAS 106-2, the retiree health obligations will reflect the estimated subsidy payments expected from the federal government for the participant groups anticipated to qualify for the subsidy. Participant groups who are not expected to qualify, or have not yet been determined whether they will qualify, for the federal subsidy will not impact the retiree health obligations. If any portion of this group is subsequently determined to qualify for the subsidy, the retiree health care obligations will be adjusted at the time of that determination. The Company has chosen to apply the guidance prospectively, impacting retiree health costs effective July 1, 2004. Any gains that arise from the Act would be deferred and passed back to customers.

NOTE B - RATE AND REGULATORY ISSUES

The Company's financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) permits a public utility, regulated on a cost-of-service basis to defer certain costs which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company, are approximately $5.1 billion and $5.2 billion at June 30, 2004 and March 31, 2004, respectively. These regulatory assets are probable of recovery under the Company's Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the Merger Rate Plan stranded regulatory assets over the planned amortization period with a return. Under the Merger Rate Plan, the Company's remaining electric business (electricity transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply FAS 71 to these businesses. Also, the Company's Independent Power Producer (IPP) contracts, and the Purchase Power Agreements (PPAs) entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

In the event the Company determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of FAS 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If the Company could no longer apply FAS 71, the resulting charge would be material to the Company's reported financial condition and results of operations.

Under the Merger Rate Plan, the Company is earning a return on most of its regulatory assets.

NOTE C - CONTINGENCIES

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

The Company is currently aware of 105 sites with which it may be associated, including 58 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among Potentially Responsible Parties (PRP). The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly. At non-owned manufactured gas plant sites, the Company may bear full or partial responsibility for remedial costs.

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

The Company determines site liabilities through feasibility studies or engineering estimates, the Company's estimated share of a PRP allocation, or, where no better estimate is available, the low end of a range of possible outcomes is used. Estimates of the cost of remediation and post-remedial monitoring are based upon a variety of factors, including identified or potential contaminants, location, size and use of the site, proximity to sensitive resources, status of regulatory investigation, and knowledge of activities at similarly situated sites. Actual expenditures are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs, as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several. It is more difficult to estimate the costs to remediate certain non-owned sites, because they have not undergone site investigations.

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, the Company has accrued a liability of $318 million and $309 million which is reflected in the Company's Condensed Consolidated Balance Sheets at June 30, 2004 and March 31, 2004, respectively. The potential high end of the range is presently estimated at approximately $548 million. The total net reserve has been increased by $9 million since March 31, 2004 primarily due to the accrual of additional anticipated remediation costs associated with a manufactured gas plant site. The increase in the total net reserve was partly offset by work completed since March 31, 2004.

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

Market Pricing: The U.S. Court of Appeals for the District of Columbia Circuit rendered a decision on March 16, 2004 finding that FERC failed to explain its rationale supporting its decision to approve a NYISO action invoking its authority through its "Temporary Extraordinary Procedures" to lower prices retroactively in the New York electricity market, based on NYISO's determination that a market design flaw existed that had caused unusually high prices in that market on two days in May 2000. The court remanded to FERC for further explanation of its decision to uphold NYISO's actions. If the FERC determines on remand that the prices should not have been adjusted by NYISO, New York State transmission owners, including the Company, would face additional expense due to the reinstatement of the higher market prices. The remand to FERC is pending and the Company cannot predict the outcome of this proceeding.

Legal matters:
Alliance for Municipal Power v. New York State Public Service Commission: On February 17, 2003, the Alliance for Municipal Power (AMP) filed with the New York State Supreme Court (Albany County) a petition for review of decisions by the PSC that maintain the PSC's established policy of using average distribution rates when calculating the exit fees that may be charged to municipalities that seek to leave the Company's system and establish their own municipal light departments. Changes in the methodology for the calculation of the exit fee are not likely to have a material effect on the Company's financial position or results of operations. However, AMP's petition for review also challenges the lawfulness of the Company's collection of exit fees from departing municipalities, regardless of the methodology used to calculate those fees. On October 27, 2003, the court dismissed AMP's petition. AMP made a timely filing to appeal the court's decision but has not perfected its appeal.

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. The Company previously owned three power plants (the Plants), which it sold to three affiliates of NRG Energy, Inc. in 1999: Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. (collectively, the NRG Affiliates). The Company is involved in three proceedings with the NRG affiliates to recover bills for station service rendered to the Plants; a collections action filed by the Company against the NRG affiliates in New York State Supreme Court in October 2000; a petition filed by the Company at the FERC in November 2002, and an Article 78 Petition filed by the NRG Affiliates in New York State Supreme Court in March 2004, challenging the state retail standby distribution tariff. The main issue in all three proceedings is whether the NRG Affiliates will be permitted to bypass the Company's state-jurisdictional retail charges for station service. The New York State Supreme Court lawsuit filed by the Company has been stayed by agreement, the parties are awaiting a decision from FERC on the Company's petition, and the parties have agreed to stay the NRG Affiliates' Article 78 petition pending appeal of a FERC decision on May 10, 2004 in another proceeding. The May 10, 2004 Order denied rehearing of objections to FERC's approval of the NYISO wholesale station service tariff, on which the NRG Affiliates are relying in part to avoid payment of the state retail distribution tariff for station service. FERC's May 10, 2004 Order, and the Company's appeal from it, are discussed below under Retail Bypass. As of June 30, 2004, the NRG Affiliates owed the Company approximately $37 million for station service. In the event it is determined that the Company may not bill the NRG Affiliates for station service under its state tariff, the Company would seek recovery under its rate plans.

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

On March 27, 2003, the court issued an order granting in part the Company's motion to dismiss, which had been filed in 2002. Based on applicable statutes of limitations, the court reduced the number of projects allegedly requiring preconstruction permits under the Clean Air Act from 55 to 9.

On December 31, 2003, the court granted the State's motion to amend the complaint, allowing it to assert operating permit violations against the Company and NRG. In so ruling, the court stated that monetary penalties for actions outside the statute of limitations period would still be barred. The Company answered the amended complaint on March 2, 2004, and filed a counterclaim against the State of New York in response to its common law public nuisance claim, seeking contribution for the Company's portion of any alleged harm caused by emissions from facilities that the State owns or to which it has given permits. The State has moved to dismiss the counterclaim, and oral argument was heard on July 12, 2004. Trial is scheduled for March 2006.

Niagara Mohawk Power Corporation v. NRG Energy, Inc., Huntley Power L.L.C. and Dunkirk Power L.L.C. With respect to the claims asserted in the Clean Air Act lawsuit discussed above, NRG and its Affiliates have taken the position that the Company is responsible at least in part for the costs of pollution control equipment and related fines and penalties, notwithstanding contrary language in the agreement governing the sale of the Plants to the NRG Affiliates. As a result, on July 13, 2001, the Company sued NRG and the NRG Affiliates in New York State Supreme Court (Onondaga County), seeking a declaratory ruling that under the agreement, NRG is responsible for the costs of any pollution control upgrades and mitigation, as well as post-sale fines and penalties, that may result from the Clean Air Act suit. In response, NRG filed a counterclaim and filed a motion for partial summary on its counterclaim. Hearing on NRG's motion is scheduled for August 25, 2004.

Retail Bypass: As discussed in more detail in the Company's Form 10-K for the fiscal year ended March 31, 2004, a number of generators have complained or withheld payments associated with the Company's delivery of station service to their generation facilities, arguing that they should be permitted to bypass the Company's retail charges. The FERC issued two orders on complaints filed by station service customers of the Company in December 2003, allowing two generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. These orders directly conflict with the Company's state-approved tariffs and the orders of the PSC on station service rates. The December 2003 FERC orders, if upheld, will permit these generators to bypass the Company's state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. The Company has filed for rehearing of these orders.

In an order dated May 10, 2004, in a related proceeding concerning the NYISO, the FERC reaffirmed its reasoning of the December 2003 orders. In so ruling, the FERC indicated that the NYISO station service order would be limited to merchant generators self-supplying their own power, and should not be interpreted to apply to self-supplying retail industrial and commercial customers that do not compete with incumbent utilities for customer load. The Company appealed the order to the Court of Appeals for the District of Columbia Circuit on July 9, 2004.

These recent FERC orders have increased the risk that generators will be able to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the NYISO. To the extent that the Company experiences any lost revenue attributable to retail bypass, it is permitted to recover these lost revenues under its rate plans.

NOTE D - SEGMENT INFORMATION

The Company's reportable segments are electricity-transmission, electricity-distribution, and gas. The Company is engaged principally in the business of the purchase, transmission, and distribution of electricity and the purchase, distribution, sale, and transportation of natural gas in New York State. Certain information regarding the Company's segments is set forth in the following table. General corporate expenses, property common to the various segments, and depreciation of such common property have been allocated to the segments based on labor or plant, using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes, and unamortized debt expense.

	(in millions of dollars)
	Electricity -	Electricity -
	Transmission	Distribution	Gas	Total

Three Months Ended June 30, 2004
Operating revenue	$ 62	$ 674	$ 154	$ 890
Operating income before
income taxes	25	86	25	136
Depreciation and amortization	8	34	9	51
Amortization of stranded costs	-	61	-	61

	(in millions of dollars)
	Electricity -	Electricity -
	Transmission	Distribution	Gas	Total

Three Months Ended June 30, 2003
Operating revenue	$ 61	$ 700	$ 188	$ 949
Operating income before
income taxes	24	76	13	113
Depreciation and amortization	9	33	9	51
Amortization of stranded costs	-	44	-	44

(in millions of dollars)
	Electricity -	Electricity -
	Transmission	Distribution	Gas	Corporate	Total

June 30, 2004
Goodwill	$ 303	$ 708	$ 215	$ -	$ 1,226
Total assets	$ 1,534	$ 8,660	$ 1,702	$ 393	$ 12,289

March 31, 2004
Goodwill	$ 303	$ 708	$ 215	$ -	$ 1,226
Total assets	$ 1,546	$ 8,809	$ 1,686	$ 375	$ 12,416

NOTE E - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized		Total
	Gains and	Minimum	Accumulated
(in 000's)	Losses on	Pension	Other
	Available-for-	Liability	Comprehensive
	Sale Securities	Adjustment	Income (Loss)
March 31, 2004	$ 1,147	$ (1,557)	$ (410)
Unrealized gains (losses) on securities, net of taxes
	(55)		(55)
June 30, 2004	$ 1,092	$ (1,557)	$ (465)

The deferred tax benefit (expense) on other comprehensive income for the following periods were (in thousands of dollars):

	For the Three Months Ended June 30,
	2004	2003
Unrealized gain/(losses) on securities	$ 37	$ (498)

NOTE F - EMPLOYEE BENEFITS

As discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 2004, the Company provides benefits to retirees in the form of pension and other postretirement benefits. The qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans' assets primarily consist of investments in equity and debt securities. In addition, the Company sponsors a non-qualified plan (a plan that does not meet the criteria for tax benefits) that covers officers, certain other key employees, and non-employee directors. The Company provides certain health care and life insurance benefits to retired U.S. employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Benefit plans' costs charged to the Company during the three months ended June 30, 2004 and 2003 included the following components:

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Three Months Ended June 30,	2004	2003	2004	2003

Service cost	$ 7,545	$ 7,023	$ 2,545	$ 2,157
Interest cost	17,398	18,716	14,775	14,488
Expected return on plans' assets	(16,903)	(17,848)	(11,928)	(8,645)
Amortization of prior service cost	290	290	(65)	-
Recognized actuarial loss	6,154	4,507	6,541	5,749
Net periodic benefit cost	$ 14,484	$ 12,688	$ 11,868	$ 13,749

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report and other presentations made by Niagara Mohawk Power Corporation (the Company) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected", "believe", "hopes", or similar expressions. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

(a) the impact of further electric and gas industry restructuring;
(b) the impact of general economic changes in New York;
(c) federal and state regulatory developments and changes in law, including those governing municipalization and exit fees;
(d) federal regulatory developments concerning regional transmission organizations;
(e) changes in accounting rules and interpretations, which may have an adverse impact on the Company's statements of financial position, reported earnings and cash flows;
(f) timing and adequacy of rate relief;
(g) adverse changes in electric load;
(h) acts of terrorism;
(i) climatic changes or unexpected changes in weather patterns; and
(j) failure to recover costs currently deferred under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations", as amended, and the Merger Rate Plan in effect with the New York State Public Service Commission (PSC).

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company's Annual Report on Form 10-K for the period ended March 31, 2004, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" for a detailed discussion of these policies.

RESULTS OF OPERATIONS

EARNINGS

Net income for the three months ended June 30, 2004 increased by approximately $37 million from the comparable period in the prior year. The increase is primarily due to lower interest costs of approximately $20 million, increased electric margin of $8 million, decreased other operations and maintenance costs of $11 million, a non-recurring cost of $6 million in the prior year (related to the April 2003 ice storm) for which there was no comparative charge in the current year, and an increase in income taxes of $11 million.

REVENUES

Electric revenues decreased approximately $25 million for the three months ended June 30, 2004 from the comparable period in the prior year. The table below details components of this fluctuation.

Period ended June 30, 2004
(In millions of dollars)

Three Months

Retail sales	$ (23)
Sales for resale	(2)
Total	$ (25)

The decrease in revenue is primarily due to lower purchase power costs being recovered (see decrease in purchased electricity below) partially offset by higher electric KWh deliveries.

Gas revenues decreased approximately $34 million for the three months ended June 30, 2004 from the comparable period in the prior year. This decrease is primarily due to lower purchased gas prices being passed to customers and, to a lesser extent, a decrease in the volume of gas sold. The table below details components of this fluctuation.

(In millions of dollars)

Cost of purchased gas	$ (33)
Delivery revenue	2
Other	(3)
Total	$ (34)

The volume of gas sold for the three months ended June 30, 2004 decreased 1.6 million Dekatherms (Dth) or a 12.3 percent decrease from the comparable period in the prior year due to milder weather in the current year.

OPERATING EXPENSES

Purchased electricity decreased approximately $51 million for the three months ended June 30, 2004 from the comparable period in the prior year. The volume of KwH sold for the three months ended June 30, 2004 decreased 1.6 billion KwH (17%) from the comparable period in the prior year. This volume decrease was offset by a 4% increase in the price of electricity. These costs do not impact electric margin or net income as the Company's rate plans allow full recoverability of these costs from customers.

Purchased gas expense decreased $33 million for the three months ended June 30, 2004 as compared to the same period in the prior year primarily as a result of a $22 million decrease in gas prices and a decrease of $11 million in the volume of gas purchased. These costs do not impact gas margin or net income as the Company's rate plans allow full recoverability of these costs from customers.

Other operation and maintenance expense decreased approximately $11 million for the three months ended June 30, 2004 from the comparable period in the prior year. The table below details components of this fluctuation.

(In millions of dollars)

Decreased bad debt expense	$ (13)
Loss on the sale of asset	4
April 2003 ice storm	(6)
Other	4
Total	$ (11)

The reduction in bad debt expense was the result of improved collection practices. As part of the Company's ongoing cost savings initiative in connection with its integration with National Grid USA, the Company completed the sale of a building in the current fiscal quarter. This sale resulted in a charge of approximately $4 million (pre-tax) to expense to reflect its share of its unrecovered cost of this facility. See "Other Regulatory Matters" below for a discussion regarding the regulatory treatment of the sale of the building. The increase in other reflects minor increases in various categories of expense, including certain costs associated with the May 1 implementation of a new enterprise resource planning and work management systems, partially offset by ongoing reduced costs from merger-related efficiencies.

Amortization of stranded costs increased approximately $18 million for the three months ended June 30, 2004 from the comparable period in the prior year in accordance with the Merger Rate Plan. Under the Merger Rate Plan, which began on January 1, 2002, the stranded investment balance per the Merger Rate plan is being amortized unevenly at levels that increase during the term of the ten-year plan that ends December 31, 2011. The increases in the amortization of stranded costs is included in the Company rate plan and does not impact net income.

Other taxes decreased approximately $4 million for the three months ended June 30, 2004 from the comparable period in the prior year. This decrease is primarily due to a reduced gross receipts tax (GRT) as a result of reduced revenues and a reduction in payroll taxes caused by fewer employees due to the significant number of retirements that occurred in fiscal 2004.

Income taxes increased approximately $11 million for the three months from the comparable period in the prior year. This increase is primarily due to higher book taxable income of $20 million and a $9 million accrual to return adjustment in the prior period for which there was no comparable charge in the current period.

Interest charges decreased $19 million for the three months ended June 30, 2004 from the comparable period in the prior year. This decrease is primarily due to the repayment of third-party debt using affiliated company debt at lower interest rates. Also, the expiration of the Master Restructuring Agreement interest savings deferral in the second quarter of fiscal 2004 (which had been amortizing an overcollection of pre-merger interest costs) contributed to the decrease for the period.

LIQUIDITY AND CAPITAL RESOURCES

(See the Company's Annual Report on Form 10-K for the period ended March 31, 2004, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources".)

Short Term. At June 30, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $51 million and accounts receivable of $508 million. The Company has a negative working capital balance of $535 million primarily due to short-term debt to affiliates of $546 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash provided by operating activities increased approximately $175 million for the three months ended June 30, 2004 from the comparable period in the prior year. The primary reasons for the increase in operating cash flow are:
  Lower cash payments for purchased gas. This is primarily due to higher purchased gas costs incurred in March 2003 that resulted in a large purchased gas payable (included in accounts payable) at March 31, 2003. This caused a larger than normal cash outflow during the three months ended June 30, 2003 when the payables came due.
  Increased net income (see earnings discussion above) of approximately $35 million, and
  Increased stranded cost revenues for the return of previously incurred stranded costs of approximately $18 million. Stranded cost revenues are included in electric revenue and include a "recovery of" and a "return on" the Company's Stranded Cost regulatory asset. The cash inflow from the "return on" stranded costs is included in net income. The cash inflow from the "recovery of" stranded costs is offset by stranded cost amortization (a non-cash expense, see "Amortization of Stranded Costs" above) and is not included in net income.
Net cash used in investing activities decreased by approximately $33 million for the three months ended June 30, 2004 from the comparable period in the prior year. This decrease was primarily due to more capital expenditures incurred in fiscal 2004 related to the construction of a new gas pipeline and the installation of automatic meter reading devices in the Company's service territory.

An additional $158 million of cash was used in financing activities for the three months ended June 30, 2004 from the comparable period in the prior year. This increase is primarily due to the receipt of $350 million of proceeds from a related party note in the prior period used to fund early redemptions of higher interest rate third party debt and to reduce borrowing under the intercompany money pool. There is no similar receipt in the current period. Offsetting the increase was increased short-term intercompany borrowing in the current period.

On May 27, 2004, the Company completed the refinancing of $115.7 million of tax exempt bonds, 7.2%, due 2029. The new bonds were initially issued in auction rate mode. The original bonds were issued in 1994 to finance pollution control assets located at Nine Mile Point nuclear power station.

Long-Term Liquidity. The Company's total capital requirements consist of amounts for its construction program, working capital needs, and maturing debt issues. See the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources" for further information on long-term commitments.

OTHER REGULATORY MATTERS

Pension settlement loss. In February 2004, the Company reached an agreement with PSC Staff that would provide rate recovery for approximately $15 million of the $30 million pension settlement loss incurred in fiscal 2003. This agreement was approved by the full New York State Public Service Commission in July 2004. In addition, the agreement covers the funding of the entire settlement loss to benefit plan trust funds. The order became effective on August 11, 2004 and under the agreement, the Company will fund the non-recoverable portion of this loss within 30 days of receipt of the written order. The Company will record this recovery in the second quarter of the current fiscal year. In addition, the Company has recently filed a petition with the PSC seeking recovery of its fiscal year 2004 settlement losses and is unable to predict the outcome of this filing. For further discussion of the settlement losses see the Company's Annual Report on Form 10-K for the period ended March 31, 2004, Part II , Item 8. Financial Statements and Supplementary Data - Note H. Employee Benefits.

Building sale. During fiscal 2004, the PSC issued an order related to a proposed sale of a Company building. The order addresses the sharing between customers and the Company of sales proceeds and future avoided costs that will result from disposal of the building, as well as the sharing of the transaction costs and remaining net book value of this facility. In its order, the PSC has directed the Company to share with customers 50% of the benefits and costs associated with the sale, including the undepreciated net book value of the building. During the current fiscal quarter the Company completed the sale of the building and has recorded a net charge of approximately $4 million (pre-tax) to expense, reflecting its net unrecovered cost of this facility. The order also directs the Company to follow the same accounting and ratemaking treatment for the sale of other buildings during the term of the Merger Rate Plan.

Stray voltage. The PSC issued an order in July 2004 seeking comments on a proposal which, if adopted, would require all electric utilities in the state to test annually all of their publicly accessible transmission and distribution facilities for stray voltage.  The proposal also contemplates strict compliance requirements and potential financial penalties for failure to achieve testing and inspection targets.  It is not yet clear how broad in scope the inspection requirements would be, nor is it clear how the financial penalty mechanism being contemplated would be administered, if adopted.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no material changes in the Company's market risk or market risk strategies during the three months ended June 30, 2004. For a detailed discussion of market risk, see the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2004, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4.    CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of its management, including the Chief Financial Officer and President, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, it was determined that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

During the most recent fiscal quarter, the Company completed implementation of a new enterprise resource planning and information system to integrate its finance and accounting, supply chain and work management information systems. The implementation of this new system has resulted in new processes for recording the underlying transactions of the Company's financial statements. As such, the Company's internal controls have been modified to encompass these new processes.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in the Company's for 10-K for the fiscal year ended March 31, 2004, on May 4, 2004, by unanimous written consent of the sole common stockholder, the following actions were taken:

  The following persons were elected as directors: William F. Edwards, Michael E. Jesanis, Clement E. Nadeau, Kwong O. Nuey, Jr. and Anthony C. Pini.
  PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed the Company's auditor for the fiscal year ending March 31, 2005.
  The actions taken by the directors and officers of the Company since the last vote were ratified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: August 16, 2004	By	/s/ Edward A. Capomacchio Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications