Form 10-Q
period 2004-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2005-02-14
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2005, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value (all held by Niagara Mohawk Holdings, Inc.)	187,364,863

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q - For the Quarter Ended December 31, 2004

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income

Condensed Consolidated Statements of Retained Earnings

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer of Purchases of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Operating revenues:
Electric	$ 717,812	$ 782,497	$ 2,287,443	$ 2,398,183
Gas	189,225	177,174	422,700	439,512
Total operating revenues	907,037	959,671	2,710,143	2,837,695
Operating expenses:
Purchased energy:
Electricity purchased	294,447	360,958	1,017,571	1,167,524
Gas purchased	115,356	97,706	229,415	240,174
Other operation and maintenance	183,784	227,731	523,889	601,926
Depreciation and amortization	47,737	49,938	150,955	150,280
Amortization of stranded costs	61,453	43,517	184,359	130,552
Other taxes	55,838	54,492	162,344	168,613
Income taxes	31,811	23,469	105,438	72,913
Total operating expenses	790,426	857,811	2,373,971	2,531,982
Operating income	116,611	101,860	336,172	305,713
Other deductions, net	(2,667)	(1,779)	(3,315)	(2,627)
Operating and other income	113,944	100,081	332,857	303,086
Interest:
Interest on long-term debt	39,111	49,482	130,251	171,955
Interest on debt to associated companies	17,801	16,083	48,701	39,890
Other interest	1,515	2,858	7,335	13,674
Total interest expense	58,427	68,423	186,287	225,519
Net income	$ 55,517	$ 31,658	$ 146,570	$ 77,567
Dividends on preferred stock	841	841	2,522	3,589
Income available to common shareholder	$ 54,676	$ 30,817	$ 144,048	$ 73,978

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$ 55,517	$ 31,658	$ 146,570	$ 77,567
Other comprehensive income:
Unrealized gains on securities, net	856	676	696	1,570
Change in additional minimum pension liability	-	-	-	(1,534)
Total other comprehensive income	856	676	696	36
Comprehensive income	$ 56,373	$ 32,334	$ 147,266	$ 77,603

Per share data is not relevant because Niagara Mohawk's common stock is wholly-owned by Niagara Mohawk Holdings, Inc.

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Retained earnings at beginning of period	$ 310,338	$ 128,867	$ 220,966	$ 85,706
Net income	55,517	31,658	146,570	77,567
Dividends on preferred stock	(841)	(841)	(2,522)	(3,589)
Retained earnings at end of period	$ 365,014	$ 159,684	$ 365,014	$ 159,684

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2004	2004
ASSETS
Utility plant, at original cost:
Electric plant	$ 5,197,297	$ 5,200,640
Gas plant	1,481,996	1,477,977
Common plant	341,702	333,789
Construction work-in-progress	209,123	152,821
Total utility plant	7,230,118	7,165,227
Less: Accumulated depreciation and amortization	2,104,304	2,078,328
Net utility plant	5,125,814	5,086,899
Goodwill	1,225,742	1,225,742
Pension intangible	10,990	10,990
Other property and investments	57,036	57,273
Current assets:
Cash and cash equivalents	7,307	26,840
Restricted cash	48,536	12,163
Accounts receivable (less reserves of $122,204 and
$124,200, respectively, and includes receivables
to associated companies of $11,168 and $516,
respectively)	537,924	578,654
Materials and supplies, at average cost:
Gas storage	85,649	11,226
Other	15,249	15,714
Derivative instruments	-	24,393
Prepaid taxes	31,082	61,769
Current deferred income taxes	277,428	70,415
Regulatory asset - swap contracts	170,072	182,000
Other	10,311	13,389
Total current assets	1,183,558	996,563
Regulatory and other non-current assets:
Regulatory assets (Note B):
Stranded costs	2,835,163	3,019,597
Swap contracts regulatory asset	408,152	533,367
Regulatory tax asset	151,117	151,080
Deferred environmental restoration costs (Note C)	308,000	309,000
Pension and postretirement benefit plans	484,908	466,789
Additional minimum pension liability	157,068	157,068
Loss on reacquired debt	69,079	74,993
Other	344,553	288,427
Total regulatory assets	4,758,040	5,000,321
Other non-current assets	44,543	38,151
Total regulatory and other non-current assets	4,802,583	5,038,472
Total assets	$ 12,405,723	$ 12,415,939

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2004	2004
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock ($1 par value)	$ 187,365	$ 187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive income (loss) (Note E)	286	(410)
Retained earnings	365,014	220,966
Total common stockholder's equity	3,482,166	3,337,422
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized - 3,400,000 shares
Issued and outstanding - 411,705 shares
Cumulative preferred stock ($25 par value, optionally redeemable)	-	25,155
Authorized - 19,600,000 shares
Issued and outstanding - 0 & 503,100
Long-term debt	1,723,452	2,273,467
Long-term debt to affiliates	1,200,000	1,200,000
Total capitalization	6,446,788	6,877,214
Current liabilities:
Accounts payable (including payables to associated companies
of $56,055 and $42,485, respectively)	294,542	285,965
Customers' deposits	26,013	26,133
Accrued interest	45,896	98,221
Short-term debt to affiliates	704,500	463,500
Current portion of swap contracts	170,072	182,000
Current portion of long-term debt	550,420	532,620
Other	129,632	125,461
Total current liabilities	1,921,075	1,713,900
Other non-current liabilities:
Accumulated deferred income taxes	1,629,805	1,346,938
Liability for swap contracts	408,152	533,367
Employee pension and other benefits	426,738	449,803
Additional minimum pension liability	169,615	169,615
Liability for environmental remediation costs (Note C)	308,000	309,000
Nuclear fuel disposal costs	144,723	143,265
Cost of removal regulatory liability	317,642	313,545
Other	633,185	559,292
Total other non-current liabilities	4,037,860	3,824,825

Commitments and contingencies (Notes B and C)	-	-

Total capitalization and liabilities	$ 12,405,723	$ 12,415,939

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2004	2003
Operating activities:
Net income	$ 146,570	$ 77,567
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	150,955	150,280
Amortization of stranded costs	184,359	130,552
Provision for deferred income taxes	77,901	45,765
Cash paid to pension and postretirement benefit plan trusts	(89,751)	(250,896)
Other changes in pension and postretirement benefits	70,012	71,111
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	40,730	10,701
Increase in materials and supplies	(73,958)	(74,624)
Increase (decrease) in accounts payable and accrued expenses	4,746	(52,196)
Decrease in accrued interest and taxes	(52,325)	(54,795)
Other, net	63,131	(38,280)
Net cash provided by operating activities	522,370	15,185
Investing activities:
Construction additions	(189,551)	(228,954)
Change in restricted cash	(36,373)	(6,173)
Other investments	316	13,725
Other	3,002	(12,347)
Net cash used in investing activities	(222,606)	(233,749)
Financing activities:
Dividends paid on preferred stock	(2,522)	(3,589)
Reductions in long-term debt	(532,620)	(1,273,890)
Proceeds from long-term debt to affiliates	-	700,000
Redemption of preferred stock	(25,155)	(33,903)
Net change in short-term debt to affiliates	241,000	503,600
Equity contribution from parent	-	309,000
Net cash provided by (used in) financing activities	(319,297)	201,218

Net decrease in cash and cash equivalents	(19,533)	(17,346)
Cash and cash equivalents, beginning of period	26,840	30,038
Cash and cash equivalents, end of period	$ 7,307	$ 12,692

Supplemental disclosures of cash flow information:
Interest paid	$ 233,520	$ 274,921
Income taxes paid	$ 10,642	$ 15,372

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

The Company's electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; gas sales tend to peak in the winter. Notwithstanding other factors, the Company's quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month and nine-month period ended December 31, 2004 should not be taken as an indication of earnings for all or any part of the balance of the year.

The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, National Grid Transco plc.

Reclassifications: Certain amounts from prior years have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

NOTE B - RATE AND REGULATORY ISSUES

The Company's financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (FAS 71) permits a public utility, regulated on a cost-of-service basis, to defer certain costs and revenues which would otherwise be charged to expense or revenues, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company, are approximately $4.9 billion and $5.2 billion at December 31, 2004 and March 31, 2004, respectively. These regulatory assets are probable of recovery under the Company's Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the Merger Rate Plan stranded regulatory assets over the planned amortization period with a return. Under the Merger Rate Plan, the Company's remaining electric business (electricity transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply FAS 71 to these businesses. Also, the Company's Independent Power Producer (IPP) contracts, and the Purchase Power Agreements (PPAs) entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

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

The Company is currently aware of approximately 100 sites with which it may be associated, including approximately 50 which are Company-owned. With respect to non-owned sites, the Company may be required to contribute some proportionate share of remedial costs. Although one party can, as a matter of law, be held liable for all of the remedial costs at a site, regardless of fault, in practice, costs are usually allocated among Potentially Responsible Parties (PRP). The Company has denied any responsibility at certain of these PRP sites and is contesting liability accordingly. At non-owned manufactured gas plant sites, the Company may bear full or partial responsibility for remedial costs.

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

As a consequence of site characterizations and assessments completed to date and negotiations with other PRPs or with the appropriate environmental regulatory agency, the Company has accrued a liability of $308 million and $309 million which is reflected in the Company's Condensed Consolidated Balance Sheets at December 31, 2004 and March 31, 2004, respectively. The potential high end of the range is presently estimated at approximately $535 million. The total net reserve has decreased by $1 million since March 31, 2004 primarily due to $17 million in regular spending offset by an additional $9 million accrual for anticipated remediation costs and an additional $7 million accrual for soil removal associated with manufactured gas plant sites.

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

Legal matters:
FERC Refund Order. Niagara Mohawk made filings with the FERC in 2001 and 2002 reporting on the amounts of refunds that were due to certain customers in compliance with prior FERC orders. A group consisting of many of Niagara Mohawk's largest commercial and industrial customers (the Multiple Intervenors) had intervened in the cases and challenged the refund reports. On December 21, 2004, the Company reached a settlement with the Multiple Intervenors under which it will refund $1.15 million, subject to approval by the FERC.

Niagara Mohawk Power Corp. v. Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. The Company previously owned three power plants (the Plants), which it sold to three affiliates of NRG Energy, Inc. in 1999: Huntley Power L.L.C., Dunkirk Power L.L.C. and Oswego Harbor, L.L.C. (collectively, the NRG Affiliates). The Company is involved in several proceedings with the NRG Affiliates to recover bills for station service rendered to the Plants. The most significant is the proceeding at FERC involving Niagara Mohawk's complaint against the NRG Affiliates for failure to pay station service charges the Company assessed under its state-approved retail tariffs. The other proceedings have all been stayed pending the outcome of the FERC proceeding. As of December 31, 2004, the NRG Affiliates owed the Company approximately $42 million for station service. On November 19, 2004, the FERC issued an order denying Niagara Mohawk's complaint and found that the NRG Affiliates do not have to pay state-approved retail rates for station service. Niagara Mohawk has petitioned the FERC for a rehearing of its order. See the Retail Bypass discussion below for more information.

New York State v. Niagara Mohawk Power Corp. et al.: On January 10, 2002, the New York State Attorney General filed a civil action against the Company, NRG Energy, Inc. and certain of NRG's affiliates in U.S. District Court for the Western District of New York for alleged violations of the Federal Clean Air Act, related state environmental statutes, and the common law, at the Huntley and Dunkirk power plants. Without admitting any liability, on January 11, 2005, the Company and the State asked the Court to approve a settlement of the claims filed against the Company. At the same time, the State and the NRG companies asked the Court to approve their own separate settlement.  If approved, both settlements will fully resolve all claims asserted in this litigation against all parties. The Company does not expect a material impact on the results of operation for the quarter ending March 31, 2005.

Retail Bypass: As discussed in more detail in the Company's Form 10-K for the fiscal year ended March 31, 2004, a number of generators have complained or withheld payments associated with the Company's delivery of station service to their generation facilities, arguing that they should be permitted to bypass the Company's retail charges. The FERC issued two orders on complaints filed by station service customers of the Company in December 2003, allowing two generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. A third order involving the NRG Affiliates is discussed above under the caption Niagara Mohawk Power Corp. v. Huntley Power et al. These orders directly conflict with the Company's state-approved tariffs and the orders of the PSC on station service rates. The December 2003 FERC orders, if upheld, will permit these generators to bypass the Company's state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. The Company filed for rehearing of these orders, and the FERC denied these requests in January 2005. The Company intends to appeal the December 2003 and January 2005 orders to the U.S. Court of Appeals for the District of Columbia Circuit.

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

NOTE D - SEGMENT INFORMATION

The Company's reportable segments are electric-transmission, electric-distribution, and gas. The Company is engaged principally in the business of the purchase, transmission, and distribution of electricity and the purchase, distribution, sale, and transportation of natural gas in New York State. Certain information regarding the Company's segments is set forth in the following table. General corporate expenses, property common to the various segments, and depreciation of such common property have been allocated to the segments based on labor or plant, using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes, and unamortized debt expense.

(in millions of dollars)
	Electric -	Electric -
	Transmission	Distribution	Gas	Total

Three Months Ended December 31, 2004
Operating revenue	$ 63	$ 655	$ 189	$ 907
Operating income before
income taxes	25	98	25	148
Depreciation and amortization	9	30	9	48
Amortization of stranded costs	-	61	-	61

Three Months Ended December 31, 2003
Operating revenue	$ 64	$ 719	$ 177	$ 960
Operating income before
income taxes	21	86	18	125
Depreciation and amortization	9	32	9	50
Amortization of stranded costs	-	44	-	44

Nine Months Ended December 31, 2004
Operating revenue	$ 191	$ 2,096	$ 423	$ 2,710
Operating income before
income taxes	79	313	50	442
Depreciation and amortization	26	97	28	151
Amortization of stranded costs	-	184	-	184

Nine Months Ended December 31, 2003
Operating revenue	$ 191	$ 2,207	$ 440	$ 2,838
Operating income before
income taxes	70	283	26	379
Depreciation and amortization	26	97	27	150
Amortization of stranded costs	-	131	-	131

(in millions of dollars)
	Electric -	Electric -
	Transmission	Distribution	Gas	Corporate	Total

December 31, 2004
Goodwill	$ 303	$ 708	$ 215	$ -	$ 1,226
Total assets	$ 1,542	$ 8,431	$ 1,821	$ 612	$ 12,406

March 31, 2004
Goodwill	$ 303	$ 708	$ 215	$ -	$ 1,226
Total assets	$ 1,546	$ 8,809	$ 1,686	$ 375	$ 12,416

NOTE E - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized		Total
	Gains and	Minimum	Accumulated
(in 000's)	Losses on	Pension	Other
	Available-for-	Liability	Comprehensive
	Sale Securities	Adjustment	Income (Loss)
March 31, 2004	$ 1,147	$ (1,557)	$ (410)
Unrealized gains on securities,
net of taxes	696		696
December 31, 2004	$ 1,843	$ (1,557)	$ 286

The deferred tax benefit (expense) on other comprehensive income for the following periods was (in thousands of dollars):

	For the Nine Months Ended December 31,
	2004	2003
Unrealized gain/(losses) on securities	$ (464)	$ (1,047)

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

Benefit plans' costs charged to the Company during the three and nine months ended December 31, 2004 and 2003 included the following components:

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Three Months Ended December 31,	2004	2003	2004	2003

Service cost	$ 6,745	$ 6,447	$ 3,309	$ 1,905
Interest cost	17,153	18,078	15,638	14,244
Expected return on plans' assets	(16,127)	(17,235)	(11,245)	(8,582)
Amortization of prior service cost	796	280	2,411	-
Recognized actuarial loss	6,172	4,352	5,417	5,645
Net periodic benefit cost	14,739	11,922	15,530	13,212

Special Termination Benefits	-	9,957	-	400
Settlement Expense	-	19,486	-	-

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Nine Months Ended December 31,	2004	2003	2004	2003

Service cost	$ 19,664	$ 19,341	$ 7,472	$ 5,714
Interest cost	50,918	54,232	44,849	42,731
Expected return on plans' assets	(48,592)	(51,704)	(34,123)	(25,745)
Amortization of prior service cost	1,351	840	2,287	-
Recognized actuarial loss	18,832	13,056	17,944	16,935
Net periodic benefit cost	42,173	35,765	38,429	39,635

Special Termination Benefits	185	9,957	-	400
Settlement Expense	-	19,486	-	-

Estimated contributions for this year	$ 80,000	N/A	$ 25,000	N/A

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

RESULTS OF OPERATIONS

EARNINGS

Net income for the three months ended December 31, 2004 increased by approximately $24 million from the comparable period in the prior year. The increase is primarily due to decreased retiree benefit expense of $39 million relating to one-time items, lower interest costs of approximately $10 million, and other savings of $7 million due in part to merger related integration. These savings were mostly offset by a decrease in electric margin of $16 million (revenue, less the cost of purchased electricity, amortization of stranded costs and gross receipts tax), an increase in income taxes of $8 million, a decrease in gas margin of $6 million (revenue, less the cost of purchased gas and gross receipts tax), and a decrease in other income and deductions of $1 million.

Net income for the nine months ended December 31, 2004 increased by approximately $69 million from the comparable period in the prior year. The increase is primarily due to lower interest costs of approximately $39 million, decreased retiree benefit expense of $53 million relating to one-time items, reduced bad debt expense of $19 million and other savings of $7 million due in part to merger related integration. These savings were mostly offset by decreased electric margin of $11 million, an increase in income taxes of $33 million, a decrease in gas margin of $3 million and a decrease in other income and deductions of $1 million.

REVENUES

Electric revenues decreased approximately $65 million and $111 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The table below details components of this fluctuation.

Period ended December 31, 2004
(In millions of dollars)

	Three Months	Nine Months

Retail sales	$ (24)	$ (68)
Sales for resale	(41)	(43)
Total	$ (65)	$ (111)

The decrease in revenue is primarily due to lower purchase power costs being recovered (see decrease in purchased electricity below) offset by higher stranded cost revenues.

Gas revenues increased by $12 million and decreased by $17 million in the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The increase for the three months ended December 31, 2004 is primarily a result of higher gas commodity prices passed through to customers. The decrease for the nine months ended December 31, 2004 can be attributed primarily to a decrease in the cost of purchased gas due to decreased volumes of gas purchased, as a result of milder weather in fiscal 2005 compared to the prior year. The table below details components of this fluctuation.

Period ended December 31, 2004
(In millions of dollars)

	Three Months	Nine Months

Cost of purchased gas	$ 18	$ (11)
Delivery revenue	(5)	(3)
Other	(1)	(3)
Total	$ 12	$ (17)

The volume of gas sold for the three months ended December 31, 2004, excluding transportation of customer-owned gas decreased 1.320 million Dekatherms (Dth) which was a 9.0 percent decrease from the comparable period in the prior year. The decrease is a result of lower overall demand due partly to milder weather and partly to a lower number of days counted in the fiscal 2005 period, as a result of differences in the Company's meter reading schedule.

The volume of gas sold for the nine months ended December 31, 2004, excluding transportation of customer-owned gas decreased 3.087 million Dth which was a 9.7 percent decrease from the comparable period in the prior year. The decrease is a result of lower overall demand primarily due to milder weather.

OPERATING EXPENSES

Purchased electricity decreased approximately $67 million and $150 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The volume of kWh purchased for the three and nine months ended December 31, 2004 decreased 1.9 billion kWh (23%) and 3.4 billion kWh (14%), respectively, as compared to the comparable periods in the prior year. This volume decrease was offset by a 6% and 1% increase in the price of electricity for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. These costs do not impact electric margin or net income as the Company's rate plans allow full recoverability of these costs from customers.

Purchased gas expense increased approximately $18 million and decreased approximately $11 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. Contributing to the increase of $18 million in the three months ended December 31, 2004 was an increase in gas costs of $23 million which was partially offset by a decrease in volumes purchased of $5 million. Contributing to the decrease of $11 million for the nine months ended December 31, 2004 was an $18 million decrease in volumes purchased, partially offset by an increase in gas prices of $7 million. These costs do not impact gas margin or net income as the Company's rate plans allow full recoverability of these costs from customers.

Other operation and maintenance expense decreased approximately $44 million and $78 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The table below details components of this fluctuation.

(In millions of dollars)

	Three Months	Nine Months
Decreased bad debt expense	$ (1)	$ (19)
Recovery of fiscal 2003 Pension settlement loss	-	(14)
Loss on the sale of facilities	3	7
Fiscal 2004 Pension settlement loss	(20)	(20)
Fiscal 2004 Non-union VERO	(19)	(19)
April 2003 ice storm	-	(6)
Other	(7)	(7)
Total	$ (44)	$ (78)

The reduction in bad debt expense for the three and nine months ended December 31, 2004 was mainly the result of a decrease in accounts receivable and improved collection practices.

The pension settlement loss recovery of $14 million reflects the PSC July 2004 approval for the Company to recover a portion of the $30 million pension settlement loss incurred in fiscal 2003. The Company has petitioned the PSC for recovery of a $21 million pension settlement loss, of which it recorded $20 million to expense in the third quarter of fiscal 2004. In fiscal 2004, the Company recorded a $19 million loss related to the non-union employee early retirement program (VERO). These pension items were recorded to expense by the Company, without a similar adjustment in the comparison period.

As part of the Company's ongoing cost savings initiative in connection with its integration with National Grid USA, the Company completed the sale of three buildings in the current fiscal year. These sales resulted in a charge of approximately $7 million (pre-tax) to expense to reflect the Company's share of its unrecovered cost of these facilities, in accordance with the PSC's orders on these matters. Other expense for the three and nine months ended December 31, 2004 as compared to the same period in the prior year, reflects ongoing reduced costs from merger-related efficiencies.

Amortization of stranded costs increased approximately $18 million and $54 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year in accordance with the Merger Rate Plan. The stranded investment balance is being amortized unevenly over the term of the Merger Rate Plan, from January 1, 2002 to December 31, 2011, at increasing levels in later years. The increases in the amortization of stranded costs are included in the Company rate plan and does not impact net income.

Other taxes increased approximately $1 million and decreased approximately $6 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The nine month period decrease is primarily due to a reduction in gross receipts tax (GRT) due to lower rates and reduced revenues.

Income taxes increased approximately $8 million and $33 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year, primarily due to higher recorded book income. Also, in the nine months ended December 31, 2003, there was a $9 million adjustment to taxes which increased income tax expense for which there was no comparable charge in the current period.

NON OPERATING EXPENSES

Interest charges decreased $10 million and $39 million for the three and nine months ended December 31, 2004, respectively, as compared to the comparable periods in the prior year. The decrease in interest charges is attributable not only to the repayment of third-party debt using affiliated company debt at lower interest rates but also the refinancing of long-term tax exempt debt from fixed to floating rates. The expiration of the Master Restructuring Agreement interest savings deferral in the second quarter of fiscal 2004 (which had been amortizing an overcollection of pre-merger interest costs) also contributed to the decrease for the period.

LIQUIDITY AND CAPITAL RESOURCES

See the Company's Annual Report on Form 10-K for the period ended March 31, 2004, Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Financial Position, Liquidity and Capital Resources".

Short-Term. At December 31, 2004, the Company's principal sources of liquidity included cash and cash equivalents of $7 million and accounts receivable of $538 million. The Company has a negative working capital balance of $738 million primarily due to short-term debt to affiliates of $705 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term.

Net cash provided by operating activities increased approximately $507 million for the nine months ended December 31, 2004 from the comparable period in the prior year. The primary reasons for the increase in operating cash flow are:
  Lower cash payments for purchased gas. This is primarily due to higher purchased gas costs incurred in March 2003 that resulted in a large purchased gas payable (included in accounts payable) at March 31, 2003. This caused a larger than normal cash outflow during the nine months ended December 31, 2003 when the payables came due.
  Increased net income (see earnings discussion above) of approximately $69 million.
  Increased stranded cost revenues for the return of previously incurred stranded costs of approximately $54 million. Stranded cost revenues are included in electric revenue and include a "recovery of" and a "return on" the Company's Stranded Cost regulatory asset. The cash inflow from the "return on" stranded costs is included in net income. The cash inflow from the "recovery of" stranded costs is offset by stranded cost amortization (a non-cash expense, see "Amortization of Stranded Costs" above) and has no effect on net income.
  Increased provision for deferred income taxes of approximately $32 million. This was mainly attributable to utilization of net operating loss carryforwards. For the nine months ended December 31, 2003, there was no net operating loss carryforward utilization.
  $160 million increase due to a decline in required funding of employee pension and other benefits.

Net cash used in investing activities decreased by approximately $11 million for the nine months ended December 31, 2004 from the comparable period in the prior year. The decrease was primarily due to a decrease in construction additions of $39 million, attributable to more capital expenditures incurred in fiscal 2004 related to the construction of a new gas pipeline and the installation of automatic meter reading devices in the Company's service territory. This decrease is offset by an increase in restricted cash of $30 million, mainly due to margin funding for hedging activities.

National Grid USA and certain subsidiaries, including the Company, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. The Company has regulatory approval to issue up to $1 billion of short-term debt. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. An additional $521 million of cash was used in financing activities for the nine months ended December 31, 2004 from the comparable period in the prior year. This increase is primarily due to the receipt of $700 million of proceeds from a related party note in the prior period used to fund early redemptions of higher interest rate third party debt and to reduce borrowing under the intercompany money pool. In fiscal 2004, the Company received a $309 million contribution from its parent company. There were no similar receipts in the current period. The Company reduced its short-term debt to affiliates by $263 million in the nine months ended December 31, 2004 from the comparable period in the prior year. The change in receipts is offset by a decrease in reductions in long-term debt of $741 million.

On May 27, 2004, the Company completed the refinancing of $115.7 million of tax exempt bonds, 7.2%, due 2029. The new bonds were initially issued in auction rate mode.

On December 31, 2004, the Company redeemed all outstanding Cumulative Fixed/Adjustable Rate Series D Preferred Stock for $25 million.

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

OTHER REGULATORY MATTERS

Elevated equipment voltage. The PSC issued an order on January 5, 2005, requiring all electric utilities in the state to test annually all of their publicly accessible transmission and distribution facilities for elevated equipment voltage and perform visual inspections of all facilities on a five year schedule.  As anticipated in the July 2004 order proposing the guidelines, the order contains strict compliance requirements and potential financial penalties for failure to achieve testing and inspection targets.  Failure to meet the annual target for performing tests will result in a 0.75% reduction in return on equity, as will failure to meet the annual target for inspections. The costs to comply with this order are expected to be significant. Under its existing rate plan, the Company is eligible to recover through rates that portion of its costs that the PSC considers incremental. The Company, together with other utilities, has filed for rehearing on certain aspects of this order, including a request for more time to test remote areas of the service territory, a challenge to the PSC authority to impose penalties for non-compliance, and clarification that the PSC did not intend to impose a different standard for cost recovery for these programs than is otherwise specified in the Company's pre-existing rate plan, among other clarifications.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk: The Company's major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At December 31, 2004, the Company's tax exempt variable rate long-term debt had a carrying value of approximately $575 million. While the ultimate maturity dates of the underlying loan agreements range from 2013 to 2029, this debt is issued in auction rate mode. The various components that comprise this debt are currently issued for periods of 7 days, 35 days, and 90 days, and are remarketed through agents at the end of each period. The weighted average rate, including a 0.25% remarketing fee, for the quarter and the nine months ended December 31, 2004, were approximately 1.88% and 1.55%, respectively.

There were no material changes in the Company's market risk or market risk strategies during the nine months ended December 31, 2004. For a detailed discussion of market risk, see the Company's Annual Report on Form 10-K for fiscal year ended March 31, 2004, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

New York State v. Niagara Mohawk Power Corp. et al.: As described in the Company's 10-K for the fiscal year ended March 31, 2004, the New York State Attorney General had filed a civil action against the Company, NRG Energy, Inc. and certain of NRG's affiliates in U.S. District Court for the Western District of New York for alleged violations of the Federal Clean Air Act, related state environmental statutes, and the common law, at the Huntley and Dunkirk power plants. Without admitting any liability, on January 11, 2005, the Company and the State asked the Court to approve a settlement of the claims filed against the Company. At the same time, the State and the NRG companies asked the Court to approve their own separate settlement.  If approved, both settlements will fully resolve all claims asserted in this litigation against all parties.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES -
CUMULATIVE FIXED/ADJUSTABLE RATE SERIES D PREFERRED STOCK

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004
November 1-30, 2004
December 1-31, 2004	503,100(i)	$50	-0-	-0-
Total	503,100	$50	-0-	-0-

(i) Redeemed at the Company's option in accordance with the terms of the Cumulative Fixed/Adjustable Rate Series D Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: February 14, 2005	By	/s/ Edward A. Capomacchio Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications