Form 10-Q
period 2005-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2005-08-12
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

1-2987	Niagara Mohawk Power Corporation	15-0265555
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
YES ☐               NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2005, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004

Operating revenues:
Electric	$770,830	$735,934
Gas	188,002	154,305

Total operating revenues	958,832	890,239

Operating expenses:
Purchased electricity	333,803	333,705
Purchased gas	117,423	83,239
Other operation and maintenance	170,373	172,050
Depreciation and amortization	50,389	50,686
Amortization of stranded costs	67,140	61,453
Other taxes	53,189	53,378
Income taxes	47,130	31,114

Total operating expenses	839,447	785,625

Operating income	119,385	104,614

Other income (deductions), net	(1,570)	2,748

Operating and other income	117,815	107,362

Interest:
Interest on long-term debt	40,396	48,336
Interest on debt to associated companies	16,440	15,078
Other interest	3,630	3,113

Total interest expense	60,466	66,527

Net income	57,349	40,835

Dividends on preferred stock	407	841

Income available to common shareholder	$56,942	$39,994

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004

Net income	$57,349	$40,835
Other comprehensive income (loss):
Unrealized losses on securities, net of tax	(1,311)	(55)
Hedging activity, net of tax	411	—
Change in additional minimum pension liability, net of tax	508	—

Total other comprehensive (loss)	(392)	(55)

Comprehensive income	$56,957	$40,780

     Per share data is not relevant because Niagara Mohawk’s common stock is wholly owned by Niagara Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004

Retained earnings at beginning of period	$473,287	$220,966
Net income	57,349	40,835
Dividends on preferred stock	(407)	(841)

Retained earnings at end of period	$530,229	$260,960

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2005	2005

ASSETS
Utility plant, at original cost:
Electric plant	$5,399,367	$5,347,832
Gas plant	1,520,273	1,517,804
Common plant	321,257	330,437
Construction work-in-progress	77,998	69,702

Total utility plant	7,318,895	7,265,775
Less: Accumulated depreciation and amortization	2,144,760	2,108,379

Net utility plant	5,174,135	5,157,396

Goodwill	1,224,025	1,224,025
Pension intangible	40,339	40,339
Other property and investments	55,427	55,048
Current assets:
Cash and cash equivalents	17,285	19,922
Restricted cash	21,224	7,367
Accounts receivable (less reserves of $127,538 and $126,085, respectively, and includes receivables from associated companies of $12,805 and $6,654, respectively)	463,183	571,552
Materials and supplies, at average cost:
Gas storage	51,040	3,498
Other	14,936	17,739
Derivative instruments	17,381	35,326
Prepaid taxes	—	44,273
Current deferred income taxes	228,942	307,431
Regulatory asset — swap contracts	187,600	203,558
Other	10,083	9,772

Total current assets	1,011,674	1,220,438

Regulatory and other non-current assets:
Regulatory assets (Note B):
Stranded costs	2,698,252	2,765,392
Swap contracts	456,500	415,394
Regulatory tax asset	79,780	79,933
Deferred environmental restoration costs (Note C)	422,035	431,000
Pension and postretirement benefit plans	519,156	501,358
Additional minimum pension liability	194,118	194,302
Loss on reacquired debt	65,244	67,162
Other	384,000	330,094

Total regulatory assets	4,819,085	4,784,635
Other non-current assets	32,280	36,481

Total regulatory and other non-current assets	4,851,365	4,821,116

Total assets	$12,356,965	$12,518,362

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2005	2005

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock ($1 par value)	$187,365	$187,365
Authorized — 250,000,000 shares
Issued and outstanding — 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive income (Note E)	12,569	12,961
Retained earnings	530,229	473,287

Total common stockholder’s equity	3,659,664	3,603,114
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized — 3,400,000 shares
Issued and outstanding — 411,705 shares
Long-term debt	1,448,686	1,723,569
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,349,520	6,567,853

Current liabilities:
Accounts payable (including payables to associated companies of $22,221 and $36,440, respectively)	250,459	271,275
Customers’ deposits	26,351	26,900
Accrued interest	46,048	82,945
Accrued taxes	7,501	—
Short-term debt to affiliates	303,549	400,500
Current portion of swap contracts	187,600	203,558
Current portion of long-term debt	825,420	550,420
Other	77,427	107,871

Total current liabilities	1,724,355	1,643,469

Other non-current liabilities:
Accumulated deferred income taxes	1,652,584	1,711,630
Liability for swap contracts	456,500	415,394
Employee pension and other benefits	470,879	434,855
Additional minimum pension liability	236,199	236,198
Liability for environmental remediation costs (Note C)	422,035	431,000
Nuclear fuel disposal costs	146,578	145,562
Cost of removal regulatory liability	323,747	318,455
Other	574,568	613,946

Total other non-current liabilities	4,283,090	4,307,040

Commitments and contingencies (Notes B and C)	—	—

Total capitalization and liabilities	$12,356,965	$12,518,362

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Three Months ended
	June 30,
	2005	2004

Operating activities:
Net income	$57,349	$40,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,389	50,686
Amortization of stranded costs	67,140	61,453
Provision for deferred income taxes	22,541	26,217
Pension and other benefit plans expense	28,437	17,735
Cash paid to pension and postretirement benefit plan trusts	(23,500)	(34,057)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	75,869	70,581
Increase in materials and supplies	(44,739)	(38,804)
Decrease in prepaid taxes	44,273	42,125
Decrease in accounts payable and accrued expenses	(51,808)	(15,919)
Decrease in accrued interest and taxes	(29,396)	(42,388)
Other, net	(25,698)	35,047

Net cash provided by operating activities	170,857	213,511

Investing activities:
Construction additions	(57,101)	(51,726)
Change in restricted cash	(13,857)	(3,249)
Other investments	(460)	99
Other	(4,718)	1,406

Net cash used in investing activities	(76,136)	(53,470)

Financing activities:
Dividends paid on preferred stock	(407)	(841)
Reductions in long-term debt	—	(232,402)
Net change in short-term debt to affiliates	(96,951)	82,000

Net cash used in financing activities	(97,358)	(151,243)

Net (decrease) increase in cash and cash equivalents	(2,637)	8,798
Cash and cash equivalents, beginning of period	19,922	26,840

Cash and cash equivalents, end of period	$17,285	$35,638

Supplemental disclosures of cash flow information:

Interest paid	$96,084	$109,121
Income taxes paid	$8,000	$—

The accompanying notes are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2005 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. As such, the March 31, 2005 balance sheet included in this Form 10-Q is considered unaudited as it does not include all the footnote disclosures contained in the Company’s Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
The Company’s electric sales tend to be substantially higher in summer and winter months as related to weather patterns in its service territory; whereas, gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. Therefore, the earnings for the three-month period ended June 30, 2005 should not be taken as an indication of earnings for all or any part of the balance of the year.
The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, National Grid plc (formerly know as National Grid Transco plc).
New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was originally effective for public companies for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the effective date of SFAS No. 123R to annual, rather than interim, periods that begin after June 15, 2005. The SEC’s new rule results in a six-month deferral for the Company. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position.
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

FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the entity’s control. The obligation to perform the asset retirement activity is unconditional even though the uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.
This statement will be effective for the fiscal year ended March 31, 2006 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company’s results of operations or its financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company does not anticipate that adoption of SFAS No. 154 will have a material impact on its results of operations or its financial position.
NOTE B — RATE AND REGULATORY ISSUES
The Company’s financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. Statement of Financial Accounting Standards No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) permits a public utility, regulated on a cost-of-service basis, to defer certain costs, which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets, which in the case of the Company are approximately $5.0 billion as of June 30, 2005 and March 31, 2005. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes that the regulated cash flows to be derived from prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), and assuming no unforeseen reduction in demand or bypass of the CTC or exit fees, will be sufficient to recover the Merger Rate Plan stranded regulatory assets over the planned amortization period with a return. Under the Merger Rate Plan, the Company’s remaining electric business (electricity transmission and distribution business) continues to be rate-regulated on a cost-of-service basis and, accordingly, the Company continues to apply SFAS 71 to these businesses. Also, the Company’s Independent Power Producer (IPP) contracts, and the Purchase Power Agreements (PPAs) entered into in connection with the generation divestiture, continue to be the obligations of the regulated business.

In the event the Company determines, as a result of lower than expected revenues and/or higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized regulatory assets and liabilities. If the Company could no longer apply SFAS 71, the resulting charge would be material to the Company’s reported financial condition and results of operations.
Under the Merger Rate Plan, the Company is earning a return on most of its regulatory assets.
Under the Merger Rate Plan, the Company resets its competitive transition charge (CTC) every two years. On July 29, 2005, the Company filed for its CTC to be reset in prices beginning January 1, 2006. The CTC reset is intended to account for changes in forecast of electricity and natural gas commodity prices, and the effects those changes have on the Company’s above market payments under legacy power contracts that would otherwise be stranded. The Company is also authorized to recover amounts exceeding $100 million in the deferral accounts (projected through the end of the two-year CTC reset period). The Company included a proposal to recover the excess balance of deferral accounts as of June 30, 2005 of $196 million and a projection of other deferral amounts through the end of the two-year period, although, the Company’s deferral recovery is subject to regulatory review and approval of the Public Service Commission (PSC).
NOTE C — COMMITMENTS AND CONTINGENCIES
Environmental Contingencies: The normal ongoing operations and historic activities of the Company are subject to various federal, state and local environmental laws and regulations. Like most other industrial companies, the Company’s transmission and distribution companies use or generate some hazardous and potentially hazardous wastes and by-products. Under federal and state Superfund laws, potential liability for the historic contamination of property may be imposed on responsible parties jointly and severally, without fault, even if the activities were lawful when they occurred.
The Environmental Protection Agency (EPA), Department of Environmental Conservation (DEC), as well as private entities have alleged that Niagara Mohawk is a potentially responsible party under state or federal law for the remediation of an aggregate of approximately 100 sites, including 54 which are Company owned. The Company’s most significant liabilities relate to former manufactured gas plant (MGP) facilities formerly owned or operated by the Company’s predecessors. The Company is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with the EPA and DEC.
The Company believes that obligations imposed on the Company as a result of the environmental laws are not likely to have a material adverse impact on its financial condition, results of operations or cash flows. The Merger Rate Plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates. The Company has recorded a regulatory asset representing the investigation, remediation and monitoring obligations to be recovered from ratepayers.

The Company is pursuing claims against potentially responsible parties to recover investigation and remediation costs, but the Company cannot predict the success of such claims. As of June 30, 2005 and March 31, 2005, the Company has accrued a liability in the amount of $422 million and $431 million, respectively, which is reflected in the Company’s Consolidated Balance Sheets. The decrease in the accrual is primarily due to actual spending at the sites for which the expense has previously been recognized. The potential high end of the range at June 30, 2005 is presently estimated at approximately $549 million.
Legal Matters:
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
The most significant is a proceeding at FERC involving Niagara Mohawk’s complaint against the NRG Affiliates for failure to pay station service charges the Company assessed under its state-approved retail tariffs. A state collection action and other proceedings have all been stayed pending the outcome of the FERC proceeding. As of June 30, 2005, the NRG Affiliates owed Niagara Mohawk approximately $45.0 million for station service. On November 19, 2004 and April 22, 2005, the FERC issued orders denying Niagara Mohawk’s complaint and found that the NRG Affiliates do not have to pay state-approved retail rates for station service. Niagara Mohawk has appealed the orders to the US Court of Appeals for the District of Columbia Circuit. The Court has consolidated this appeal with the two retail bypass cases discussed below. Although subject to regulatory review and approval by the PSC, the Company believes that if the Court were to uphold the FERC’s orders, the Company will be permitted to recover, under its rate plans, the station service charges not paid by the NRG Affiliates.
New York ISO Mitigation Error: On March 4, 2005, FERC issued an order on remand from the U.S. Court of Appeals for the District of Columbia Circuit (PSEG Energy Resource & Trade LLC v. New York Independent System Operator, FERC Docket No. EL02-16; H.Q. Energy
Services, Inc. v. New York Independent System Operator, FERC Docket No. EL01-19). In this case, the New York Independent System Operator (NYISO) had “mitigated”, or retroactively reduced, bid prices of approximately $3,500 per megawatt-hour to about $300 per megawatt-hour during a period of several hours on May 8 and 9, 2000. FERC had approved the NYISO’s action, but the Court of Appeals reversed FERC. On remand, FERC reinstated the original higher market prices. The Company received and paid an invoice from the NYISO in July 2005. Since then, the generators have filed a new complaint with FERC stating that the NYISO did not execute the FERC’s March 4 order properly, and the NYISO has responded that it did execute the order properly. As reported in the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, the Company still estimates a potential loss ranging from $7 million to $10 million, with interest.
Retail Bypass: As discussed in more detail in the Company’s Form 10-K for the fiscal year ended March 31, 2005, a number of generators have complained or withheld payments associated with the Company’s delivery of station service to their generation facilities, arguing that they should be permitted to bypass the Company’s retail charges. The FERC issued two orders on complaints filed by Niagara Mohawk’s station service customers in December 2003, allowing two generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. These orders directly conflict with Niagara Mohawk’s state-approved tariffs and the orders of the PSC on station service rates. The December 2003 FERC orders, if upheld, will permit these generators to bypass Niagara Mohawk’s state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the Public Service Commission (PSC) on November 25, 2003. Niagara Mohawk filed for rehearing of these orders, and the FERC denied these requests in January 2005. Niagara Mohawk has appealed the December 2003 and January 2005 orders to the U.S. Court of Appeals for the District of Columbia Circuit.
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
The Court of Appeals has consolidated these appeals for hearing, and briefing is scheduled to be completed in January 2006.
These recent FERC orders have increased the risk that generators will be able to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the NYISO. The Company has requested recovery of lost revenues resulting from FERC’s station service rulings as part of its deferral recovery proposal made with the PSC July 29, 2005. The Company’s deferral recovery is subject to regulatory review and approval of the PSC.
NOTE D — SEGMENT INFORMATION
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

			Electricity –	Total
	Electricity –	Electricity –	Stranded Cost	Electricity	Gas –
(in 000’s)	Transmission	Distribution	Recoveries	Distribution	Distribution	Corporate	Total

Three Months Ended June 30, 2005
Operating revenues	$63	$584	$124	$708	$188	$—	$959
Operating income before income taxes	26	89	29	118	23	—	167
Depreciation and amortization	9	31	—	31	10	—	50
Amortization of stranded costs	—	—	67	67	—	—	67

Three Months Ended June 30, 2004

Operating revenues	$62	$583	$91	$674	$154	$—	$890
Operating income before income taxes	25	64	22	86	25	—	136
Depreciation and amortization	8	34	—	34	9	—	51
Amortization of stranded costs	—	—	61	61	—	—	61

			Electricity –	Total
	Electricity –	Electricity –	Stranded Cost	Electricity	Gas –
(in 000’s)	Transmission	Distribution	Recoveries	Distribution	Distribution	Corporate	Total

June 30, 2005
Goodwill	$303	$706	$—	$706	$215	$—	$1,224
Total assets	1,566	$5,135	3,360	8,495	1,856	440	12,357

March 31, 2005
Goodwill	$303	$706	$—	$706	$215	$—	$1,224
Total assets	1,557	$5,193	3,402	8,595	1,819	547	12,518
NOTE E — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized	Additional		Total
	Gains and	Minimum		Accumulated
	Losses on	Pension		Other
	Available-for-	Liability	Cash Flow	Comprehensive
(in 000’s)	Sale Securities	Adjustment	Hedges	Income (Loss)

March 31, 2005	$1,706	$(1,557)	$12,812	$12,961
Unrealized losses on securities, net of tax	(1,311)			(1,311)
Hedging activity, net of tax			411	411
Change in additional minimum pension liability, net of tax		508		508

June 30, 2005	$395	$(1,049)	$13,223	$12,569

The deferred tax benefit (expense) on other comprehensive income for the following periods were (in thousands of dollars):

	For the Three Months
	Ended June 30,
(in 000’s)	2005	2004

Unrealized gain on securities	$874	$37
Hedging activities	(274)	6,720
Change in additional minimum pension liability	(339)	—

	$261	$6,757

NOTE F — EMPLOYEE BENEFITS
As discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, the Company provides benefits to retirees in the form of pension and other postretirement benefits. The qualified defined benefit pension plan cover substantially all employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plan is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plan’s assets primarily consist of investments in equity and debt securities. In addition, the Company sponsors a non-qualified plan (a plan that does not meet the criteria for tax benefits) that covers officers, certain other key employees, and former non-employee directors. The Company provides certain health care and life insurance benefits to retired U.S. employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.
Benefit plans’ costs charged to the Company during the three months ended June 30, 2005 and 2004 included the following components:

			Other Postretirement
($’s in 000’s)	Pension Benefits		Benefits
For the Three Months Ended June 30,	2005	2004	2005	2004

Service cost	$7,658	$7,545	$4,445	$2,545
Interest cost	18,188	17,398	17,375	14,775
Expected return on plan’s assets	(16,089)	(16,903)	(11,384)	(11,928)
Amortization of prior service cost	826	290	3,647	(65)
Recognized actuarial loss	8,471	6,154	7,813	6,541

Net periodic benefit cost	$19,054	$14,484	$21,896	$11,868

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This report and other presentations made by Niagara Mohawk Power Corporation (the Company) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projected”, “believe”, “hopes” or similar expressions. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:
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
CRITICAL ACCOUNTING POLICIES
Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the period ended March 31, 2005, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for a detailed discussion of these policies.
RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended June 30, 2005 was not significantly different from the comparable period in the prior year for normal operations. The increase of $17 million in net income is primarily due to a positive adjustment to electric revenues of $32 million due to a one-

time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable and lower interest costs of approximately $6 million. These increases in net income were offset by increased income tax expense of approximately $16 million.
REVENUES
Electric revenues increased approximately $35 million for the three months ended June 30, 2005 from the comparable period in the prior year. The increase in revenue is primarily due to a one-time recognition of a $32 million regulatory asset related to the recovery of a previously fully reserved accounts receivable balance. Although sales of electricity were not significantly different from the comparable period in the prior year for normal operations, kWh deliveries decreased. This decrease was offset by increases in the price of electricity that were passed on to customers.
Gas revenues increased approximately $34 million for the three months ended June 30, 2005 from the comparable period in the prior year. This increase is primarily due to increased purchased gas prices being passed on to customers and an increase in the volume of gas sold both on system to the Company’s customers and off-system for resale in interstate commerce. The volume of gas sold for the three months ended June 30, 2005 increased 0.5 million Dekatherms (Dth) or a 4.1 percent increase from the comparable period in the prior year due to milder weather in the prior year.
OPERATING EXPENSES
Purchased electricity remained consistent with the prior year. Although kWhs purchased to supply retail sales customers decreased from the prior year, purchased electricity expense remained consistent with the prior year due to the increased cost of electricity. These costs do not impact electric margin or net income as the Company’s rate plans allow full recovery of these costs from customers. The decrease in kWh was due to customers that have been migrating to competitive suppliers for their commodity requirements.
Purchased gas expense increased $34 million for the three months ended June 30, 2005 as compared to the same period in the prior year primarily as a result of a $18 million increase in gas prices, an increase of $4 million in the volume of gas purchased for system customers and an increase of $12 million related to gas purchased for off-system sales. These costs do not impact gas margin or net income as the Company’s rate plans allow full recovery of these costs from customers.
Other operation and maintenance expense decreased approximately $2 million for the three months ended June 30, 2005 from the comparable period in the prior year. The table below details components of this fluctuation.

Three months ended
June 30, 2005
(In millions of dollars)
Prior year loss on the sale of facility	$(4)
Increase storm costs	4
Other	(2)

Total	$(2)

In the comparable period in the prior year, the Company completed the sale of a building resulting in a charge of approximately $4 million to expense to reflect its share of unrecovered costs of the facility. The Company did not record a similar loss in the current quarter. This was offset by increased costs associated with numerous small storms and outages. These items were recorded to expense in the three months ended June 30, 2005 without a comparable charge in the prior year. The decrease of $2 million in other expenses for the three months ended June 30, 2005, reflects ongoing savings from merger related efficiencies.
Amortization of stranded costs increased approximately $6 million for the three months ended June 30, 2005 from the comparable period in the prior year in accordance with the Merger Rate Plan. Since January 31, 2002, the stranded investment balance per the Merger Rate plan is being amortized unevenly at levels that increase in later years during the term of the ten-year plan that ends December 31, 2011. The increase in the amortization of stranded costs is included in the Company’s rate plan and does not impact net income.
Income taxes increased approximately $16 million for the three months from the comparable period in the prior year. This increase is primarily due to higher book income.
NON-OPERATING EXPENSES
Interest charges decreased $6 million for the three months ended June 30, 2005 from the comparable period in the prior year. This decrease is primarily due to the redemption of $530 million of long-term debt during the previous fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
(See the Company’s Annual Report on Form 10-K for the period ended March 31, 2005, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Position, Liquidity and Capital Resources”.)
Short Term. At June 30, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $17 million and accounts receivable of $463 million. The Company has a negative working capital balance of $713 million primarily due to debt payments due within one year of $825 million and short-term debt to affiliates of $304 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term and to cover debt requirements.

Net cash provided by operating activities decreased approximately $43 million for the three months ended June 30, 2005 from the comparable period in the prior year. The primary reasons for the decrease in operating cash flow are increased accounts payable payments.
Net cash used in investing activities increased by approximately $23 million for the three months ended June 30, 2005 from the comparable period in the prior year. This increase was primarily due to increases in capital expenditures and increased restricted cash through required deposits related to commodity hedges.
Net cash used in financing activities decreased $54 million for the three months ended June 30, 2005 from the comparable period in the prior year. This decrease is primarily due to the payment of $232 million of long-term debt offset by borrowings of short-term debt of $82 million in the prior year. In the current year, the Company repaid $97 million of short-term borrowings.
Long-Term Liquidity. The Company’s total capital requirements consist of amounts for its construction program, working capital needs, and maturing debt issues. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Position, Liquidity and Capital Resources” for further information on long-term commitments.
OTHER REGULATORY MATTERS
Under the Merger Rate Plan, the Company resets its competitive transition charge (CTC) every two years. On July 29, 2005, the Company filed for its CTC to be reset in prices beginning January 1, 2006. The CTC reset is intended to account for changes in forecast of electricity and natural gas commodity prices, and the effects those changes have on the Company’s above market payments under legacy power contracts that would otherwise be stranded. The Company is also authorized to recover amounts exceeding $100 million in the deferral accounts (projected through the end of the two-year CTC reset period). The Company included a proposal to recover the excess balance of deferral accounts as of June 30, 2005 of $196 million and a projection of other deferral amounts through the end of the two-year period, although, the Company’s deferral recovery is subject to regulatory review and approval of the Public Service Commission (PSC).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk or market risk strategies during the three months ended June 30, 2005. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
As reported in the Company’s for 10-K for the fiscal year ended March 31, 2005, on May 5, 2005, by unanimous written consent of the sole common stockholder, the following actions were taken:
•	The following persons were elected as directors: William F. Edwards, Michael E. Jesanis, Clement E. Nadeau, Kwong O. Nuey, Jr. and Anthony C. Pini.

•	PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed the Company’s auditor for the fiscal year ending March 31, 2006.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibit index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
Date: August 12, 2005	By	/s/ Marcy L. Reed
Marcy L. Reed
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C.1350