Form 10-Q
period 2005-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2006-02-14
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2006, were as follows:

Registrant	Title	Shares Outstanding
Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended December 31, 2005

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Operating revenues:
Electric	$813,104	$717,812	$2,470,959	$2,287,443
Gas	296,181	189,225	578,239	422,700

Total operating revenues	1,109,285	907,037	3,049,198	2,710,143

Operating expenses:
Purchased electricity	373,118	294,447	1,131,318	1,017,571
Purchased gas	219,205	115,356	384,762	229,415
Other operation and maintenance	194,504	183,784	529,352	523,889
Depreciation and amortization	51,764	47,737	152,358	150,955
Amortization of stranded costs	67,140	61,453	201,420	184,359
Other taxes	53,807	55,838	156,254	162,344
Income taxes	30,245	31,811	123,804	105,438

Total operating expenses	989,783	790,426	2,679,268	2,373,971

Operating income	119,502	116,611	369,930	336,172

Other deductions, net	(1,317)	(2,667)	(2,553)	(3,315)

Operating and other income	118,185	113,944	367,377	332,857

Interest:
Interest on long-term debt	30,415	39,111	108,978	130,251
Interest on debt to associated companies	20,600	17,801	53,630	48,701
Other interest	3,866	1,515	7,865	7,335

Total interest expense	54,881	58,427	170,473	186,287

Net income	$63,304	$55,517	$196,904	$146,570

Dividends on preferred stock	407	841	1,219	2,522

Income available to common shareholder	$62,897	$54,676	$195,685	$144,048

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income	$63,304	$55,517	$196,904	$146,570

Other comprehensive income (loss), net of taxes:
Investment activity	(156)	925	(856)	830
Hedging activity	(9,012)	(17,593)	18,147	1,810
Change in additional minimum pension liability	—	—	508	—
Reclassification adjustment for gains included in net income	(21,051)	(7,107)	(22,336)	(4,971)

Total other comprehensive loss	(30,219)	(23,775)	(4,537)	(2,331)

Comprehensive income	$33,085	$31,742	$192,367	$144,239

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara
Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Retained earnings at beginning of period	$606,075	$310,338	$473,287	$220,966
Net income	63,304	55,517	196,904	146,570
Dividends on preferred stock	(407)	(841)	(1,219)	(2,522)

Retained earnings at end of period	$668,972	$365,014	$668,972	$365,014

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2005	2005

ASSETS
Utility plant, at original cost:
Electric plant	$5,578,977	$5,394,714
Gas plant	1,565,762	1,533,910
Common plant	304,472	337,151

Total utility plant	7,449,211	7,265,775

Less: Accumulated depreciation and amortization	2,215,848	2,108,379

Net utility plant	5,233,363	5,157,396

Goodwill	1,214,576	1,224,025
Pension intangible	40,339	40,339
Other property and investments	45,816	55,048
Current assets:
Cash and cash equivalents	7,784	19,922
Restricted cash	27,663	7,367
Accounts receivable (net of allowances of $130,154 and $126,085, respectively, and including receivables from associated companies of $7,548 and $6,654, respectively)	597,909	571,552
Materials and supplies, at average cost:
Gas storage	109,181	3,498
Other	20,643	17,739
Derivative instruments	34,878	35,326
Prepaid taxes	16,761	44,273
Current deferred income taxes	206,063	307,431
Regulatory asset – swap contracts	305,809	203,558
Other	8,515	9,772

Total current assets	1,335,206	1,220,438

Regulatory and other non-current assets:
Regulatory assets (Note B):
Merger rate plan stranded costs	2,560,388	2,765,392
Swap contracts	355,971	415,394
Regulatory tax asset	80,326	79,933
Deferred environmental restoration costs (Note C)	412,090	431,000
Pension and postretirement benefit plans	545,401	501,358
Additional minimum pension liability	194,118	194,302
Loss on reacquired debt	61,407	67,162
Other	517,381	330,094

Total regulatory assets	4,727,082	4,784,635

Other non-current assets	28,580	36,481

Total regulatory and other non-current assets	4,755,662	4,821,116

Total assets	$12,624,962	$12,518,362

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2005	2005

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock ($1 par value)	$187,365	$187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive income (Note E)	8,424	12,961
Retained earnings	668,972	473,287

Total common stockholders’ equity	3,794,262	3,603,114
Preferred stockholders’ equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized - 3,400,000 shares
Issued and outstanding - 411,705 shares
Long-term debt	1,448,864	1,723,569
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,484,296	6,567,853

Current liabilities:
Accounts payable (including payables to associated companies of $24,472 and $36,440, respectively)	401,821	271,275
Customers’ deposits	27,589	26,900
Accrued interest	36,482	82,945
Short-term debt to affiliates	740,000	400,500
Current portion of swap contracts	305,809	203,558
Current portion of long-term debt	275,000	550,420
Other	95,370	107,871

Total current liabilities	1,882,071	1,643,469

Other non-current liabilities:
Accumulated deferred income taxes	1,701,326	1,711,630
Liability for swap contracts	355,971	415,394
Employee pension and other benefits	499,517	434,855
Additional minimum pension liability	236,198	236,198
Liability for environmental remediation costs (Note C)	412,090	431,000
Nuclear fuel disposal costs	149,088	145,562
Cost of removal regulatory liability	334,474	318,455
Gas futures	31,068	30,772
Other	538,863	583,174

Total other non-current liabilities	4,258,595	4,307,040

Commitments and contingencies (Notes B and C)

Total capitalization and liabilities	$12,624,962	$12,518,362

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2005	2004

Operating activities:
Net income	$196,904	$146,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	152,358	150,955
Amortization of stranded costs	201,420	184,359
Provision for deferred income taxes	98,456	77,901
Pension and other benefit plan expense	85,666	70,012
Cash contributed to pension and postretirement benefit plan trusts	(95,500)	(89,751)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(26,357)	40,730
Increase in materials and supplies	(108,587)	(73,958)
Increase in accounts payable and accrued expenses	118,734	4,746
Decrease in accrued interest	(46,463)	(52,325)
(Increase) decrease in regulatory assets	(143,867)	57,922
Other, net	(8,949)	5,209

Net cash provided by operating activities	423,815	522,370

Investing activities:
Construction additions	(201,948)	(189,551)
Change in restricted cash	(20,296)	(36,373)
Other investments	9,631	316
Other, net	(11,203)	3,002

Net cash used in investing activities	(223,816)	(222,606)

Financing activities:
Dividends paid on preferred stock	(1,219)	(2,522)
Reductions in long-term debt	(550,418)	(532,620)
Net change in short-term debt to affiliates	339,500	241,000
Redemption of preferred stock	—	(25,155)

Net cash used in financing activities	(212,137)	(319,297)

Net decrease in cash and cash equivalents	(12,138)	(19,533)
Cash and cash equivalents, beginning of period	19,922	26,840

Cash and cash equivalents, end of period	$7,784	$7,307

Supplemental disclosures of cash flow information:

Interest paid	$217,562	$233,520
Income taxes paid	$9,580	$10,642
The accompanying notes are an integral part of these financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2005 Condensed Consolidated Balance Sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. The March 31, 2005 Condensed Consolidated Balance Sheet included in this Form 10-Q is considered unaudited, however, because it does not include all of the footnote disclosures contained in the Company’s Annual Report on Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
Due to weather patterns in the Company’s service territory, electric sales tend to be substantially higher in summer and winter months and gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. The Company’s earnings for the three-month and nine-month periods ended December 31, 2005, therefore, may not be indicative of earnings for all or any part of the balance of the fiscal year.
The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, of National Grid plc (formerly known as National Grid Transco plc).
Reclassifications:
Certain amounts from prior years have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.
New Accounting Standards:
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was originally effective for public companies for interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the effective date of SFAS No. 123R to annual, rather than interim, periods that begin after June 15, 2005. The SEC’s new rule results in a six-month deferral for the Company and will be effective as of April 1, 2006. The Company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position.
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
FIN 47 will become effective for the Company as of its March 31, 2006 fiscal year-end. The Company is currently assessing the impact of the adoption of FIN 47 on its results of operations and financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” defined the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.
SFAS No. 154 becomes effective for fiscal years ending after December 15, 2005, and the Company will adopt it as of its March 31, 2006 fiscal year-end.
NOTE B – RATE AND REGULATORY ISSUES
The Company’s financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities that apply to its regulated operations. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” permits a public utility that is regulated on a cost-of-service basis to defer certain costs it would otherwise charge to expense, if authorized to do so by the regulator. These deferred costs are known as regulatory assets. The Company’s regulatory assets were $5.0 billion as of December 31, 2005 and as of March 31, 2005. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company believes the prices it will charge for electric service in the future, including Competitive Transition Charges (CTC), will be sufficient to recover and earn a return on the Merger Rate Plan’s stranded regulatory assets over their planned amortization periods, assuming no unforeseen reduction in load or bypass of the CTC charges.
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
On July 29, 2005, the Company filed its biannual CTC reset and deferral account recovery filing to reset rates charged to customers beginning January 1, 2006. The Company resets its CTC every two years under its Merger Rate Plan. The CTC reset is intended to account for changes in forecasted electricity and natural gas commodity prices, and the effects those changes have on the Company’s above-market payments under legacy power contracts that otherwise would be stranded. In addition, the Merger Rate Plan allows the Company to recover amounts exceeding $100 million in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). On December 27, 2005, the Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in 2006 and $200 million in 2007. For 2006, the actual deferral-related surcharge will begin in April 2006, with $100 million to be collected over the last nine months of the 2006 calendar year. An audit of the deferral amount by regulatory Staff is ongoing. The Company will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan on December 31, 2011. The Company’s future filings for recovery of deferred amounts are subject to regulatory review and approval.
NOTE C – COMMITMENTS AND CONTINGENCIES
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
The Environmental Protection Agency (EPA), Department of Environmental Conservation (DEC), as well as private entities have alleged that the Company is a potentially responsible party under state or federal law for the remediation of an aggregate of approximately 100 sites, including 52 which are Company owned. The Company’s most significant liabilities relate to manufactured gas plant (MGP) facilities formerly owned or operated by the Company’s previous owners. The Company is currently investigating and remediating, as necessary, the MGP sites and certain other properties under agreements with the EPA and DEC.

The Company believes that obligations imposed on the Company because of the environmental laws will not have a material impact on its results of operations or its financial condition. The Company’s Merger Rate Plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates related to these environmental obligations. As a result, the Company has recorded a regulatory asset representing the investigation, remediation and monitoring obligations it expects to recover from ratepayers.
The Company is pursuing claims against other potentially responsible parties to recover investigation and remediation costs it believes are the obligations of those parties. The Company cannot predict the success of such claims, however. As of December 31, 2005 and March 31, 2005, the Company had accrued liabilities related to its environmental obligations of $412 million and $431 million, respectively. The decrease in the accrued liabilities was primarily due to payments made for costs which were previously accrued. The high end of the range of potential liabilities at December 31, 2005 is estimated at $539 million.
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
The most significant action in this matter is a proceeding before the Federal Energy Regulatory Commission (FERC) involving the Company’s complaint against the NRG Affiliates for their failure to pay station service charges which the Company assessed under its state-approved retail tariffs. A state collection action and other proceedings have all been stayed pending the outcome of the FERC proceeding. As of December 31, 2005, the NRG Affiliates owed the Company $48.1 million for station service. On November 19, 2004 and April 22, 2005, the FERC issued orders denying the Company’s complaint and found that the NRG Affiliates do not have to pay state-approved retail rates for station service. The Company has appealed the orders to the US Court of Appeals for the District of Columbia Circuit. The Court has consolidated this appeal with the two retail bypass cases discussed below. Although subject to regulatory review and approval by the PSC as discussed below under “Retail Bypass”, the Company believes that if the Court upholds the FERC’s orders, the Company will be permitted to recover these unpaid station service charges under its rate plans.
Retail Bypass: As discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, a number of generators have complained or withheld payments associated with the Company’s delivery of station service to their generation facilities, arguing that they should be permitted to bypass the Company’s retail charges. The FERC issued two orders on complaints filed by the Company’s station service customers in December 2003 which allowed two generators to net their station service electricity with power produced and to avoid state-authorized charges for deliveries made over distribution facilities. These orders directly conflict with the Company’s state-approved tariffs and the orders of the PSC on station service rates. The December 2003 FERC orders, if upheld, will permit these generators to bypass the Company’s state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. The Company filed for rehearing of these orders, and the FERC denied these requests in January 2005. The Company has appealed the December 2003 and January 2005 orders to the U.S. Court of Appeals for the District of Columbia Circuit.
In an order dated May 10, 2004, in a related proceeding concerning the New York Independent System Operator (NYISO), the FERC reaffirmed its reasoning of the December 2003 orders. In so ruling, the FERC indicated that the NYISO station service order would be limited to merchant generators self-supplying their own power, and it should not be interpreted to apply to self-supplying retail industrial and commercial customers that do not compete with incumbent utilities for customer load. The Company appealed the order to the U.S. Court of Appeals for the District of Columbia Circuit on July 9, 2004.
The Court has consolidated these appeals for hearing, and the parties completed briefing in February 2006. The schedule for arguments has not yet been set.
These FERC orders have increased the risk that generators will be able to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the NYISO. The Company included recovery of lost revenues resulting from the FERC’s station service rulings as part of its deferral recovery proposal made with the PSC on July 29, 2005. The Company’s deferral recovery is subject to ongoing audit by the PSC Staff.
New York Independent Service Operator Mitigation Error: On March 4, 2005, the FERC issued an order on remand from the U.S. Court of Appeals for the District of Columbia Circuit (PSEG Energy Resource & Trade LLC v. New York Independent System Operator, FERC Docket No. EL02-16; H.Q. Energy Services, Inc. v. New York Independent System Operator, FERC Docket No. EL01-19). In this case, the NYISO had “mitigated”, or retroactively reduced, bid prices of approximately $3,500 per megawatt-hour to about $300 per megawatt-hour during a period of several hours on May 8 and 9, 2000. The FERC had approved the NYISO’s action, but the Court reversed the FERC’s decision. On remand, the FERC reinstated the original higher market prices. As a result, the Company received and paid an invoice of approximately $5.2 million from the NYISO in July 2005. Certain generators have filed protests stating that the NYISO did not correctly calculate the refunds in its report required under the FERC’s March 4, 2005 order. The New York transmission owners, including the Company, also protested the NYISO’s report on the grounds that the refunds are improper and are premature for procedural reasons. The transmission owners, including the Company, had previously requested rehearing of the March 4 order on the grounds that: (a) it controverted the direction from the Court and (b) the FERC’s prior finding of a market design flaw and its approval of the NYISO’s use of Temporary Extraordinary Procedures to mitigate that design flaw were proper. In an order issued November 21, 2005, the FERC denied rehearing requests by several other parties, including various generators, for a rehearing of the March 2005 order. The FERC also set for hearing the issue of the amount and collectibility of the refunds required to be paid and initiated settlement proceedings before a FERC appointed administrative law judge. Settlement negotiations began in December 2005 and are scheduled to continue through February 2006, in an effort to allow the parties to settle the amount of the refund. On January 23, 2006, the FERC issued an order clarifying that refunds already paid should not be returned or adjusted pending the outcome of the hearing/settlement proceeding. On January 19, 2006, the New York transmission owners and the NYISO individually filed petitions for review with the Court of Appeals of the March 4 and November 21 FERC orders. These developments do not affect the Company’s estimate of its total potential loss as approximately $7 million to $10 million, which includes interest and the invoice already paid, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
NOTE D – SEGMENT INFORMATION
Segmental information is presented in accordance with the management responsibilities and economic characteristics of the Company’s business activities. The Company is primarily engaged in the business of the purchase, transmission and distribution of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. The Company’s reportable segments are electricity-transmission, electricity-distribution and gas-distribution. Certain information regarding the Company’s segments is set forth in the following tables. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense.

(in millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -
	Distribution	Recoveries	Total	Distribution	Transmission	Total

Three Months Ended December 31, 2005
Operating revenue	$603	$148	$751	$296	$62	$1,109
Operating income before income taxes	58	45	103	25	22	150
Depreciation and amortization	33	—	33	10	9	52
Amortization of stranded costs	—	67	67	—	—	67

Three Months Ended December 31, 2004
Operating revenue	$528	$127	$655	$189	$63	$907
Operating income before income taxes	53	45	98	25	25	148
Depreciation and amortization	30	—	30	9	9	48
Amortization of stranded costs	—	61	61	—	—	61

Nine Months Ended December 31, 2005
Operating revenue	$1,851	$424	$2,275	$578	$196	$3,049
Operating income before income taxes	236	128	364	49	81	494
Depreciation and amortization	97	—	97	29	26	152
Amortization of stranded costs	—	201	201	—	—	201

Nine Months Ended December 31, 2004
Operating revenue	$1,778	$318	$2,096	$423	$191	$2,710
Operating income before income taxes	191	122	313	50	79	442
Depreciation and amortization	97	—	97	28	26	151
Amortization of stranded costs	—	184	184	—	—	184
(in millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -
	Distribution	Recoveries	Total	Distribution	Transmission	Corporate	Total

December 31, 2005
Goodwill	$697	$—	$697	$215	$303	$—	$1,215
Total assets	5,308	3,257	8,565	2,069	1,589	402	12,625

March 31, 2005
Goodwill	$706	$—	$706	$215	$303	$—	$1,224
Total assets	5,193	3,402	8,595	1,819	1,557	547	12,518

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars)

	Gain (Loss)			Total
	On	Additional		Accumulated
	Available-	Minimum		Other
	for-Sale	Pension	Cash Flow	Comprehensive
	Securities	Liability	Hedges	Income (Loss)
Balance as of March 31, 2005	$1,706	$(1,557)	$12,812	$12,961
Investment activity, net of tax	(856)	—	—	(856)
Hedging activity, net of tax	—	—	18,147	18,147
Change in additional minimum pension liability, net of tax	—	508	—	508
Reclassification adjustment for gain included in net income, net of tax	(163)	—	(22,173)	(22,336)

Balance as of December 31, 2005	$687	$(1,049)	$8,786	$8,424

The deferred tax benefit (expense) on other comprehensive income for the following periods was:

	For the Nine Months
(In thousands of dollars)	Ended December 31,
	2005	2004

Investment activity	$570	$(554)
Hedging activity	(12,098)	(1,207)
Change in additional minimum pension liability	(339)	—
Reclassification adjustment for gain included in net income	14,891	3,314

	$3,024	$1,553

NOTE F – EMPLOYEE BENEFITS
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
The benefit plans’ costs charged to the Company during the three and nine month periods ended December 31, 2005 and 2004 include the following:

			Other Postretirement
(In thousands of dollars)	Pension Benefits		Benefits
For the Three Months Ended December 31,	2005	2004	2005	2004

Service cost	$8,121	$7,521	$4,722	$3,740
Interest cost	18,843	17,976	17,630	16,059
Expected return on plan assets	(16,859)	(16,905)	(11,455)	(11,368)
Amortization of prior service cost	864	808	3,642	2,406
Amortization of net loss	8,567	6,469	7,629	5,604

Net periodic benefit cost	$19,536	$15,869	$22,168	$16,441

			Other Postretirement
(In thousands of dollars)	Pension Benefits		Benefits
For the Nine Months Ended
December 31,	2005	2004	2005	2004

Service cost	$24,362	$21,993	$14,165	$8,768
Interest cost	56,527	53,260	52,890	46,110
Expected return on plan assets	(50,573)	(50,840)	(34,366)	(34,492)
Amortization of prior service cost	2,591	1,388	10,926	2,273
Amortization of net loss	25,701	19,702	22,888	18,505

Net periodic benefit cost	$58,608	$45,503	$66,503	$41,164

Special termination benefits not included above	$—	$185	$—	$—

Estimated contributions for this year	$80,000	N/A	$24,000	N/A

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
(a)	the impact of further electric and gas industry restructuring;

(b)	the impact of general economic changes in New York;

(c)	federal and state regulatory developments and changes in law, including those governing municipalization and exit fees;

(d)	federal regulatory developments concerning regional transmission organizations;

(e)	changes in accounting rules and interpretations, which may have an adverse impact on the Company’s statements of financial position, reported earnings and cash flows;

(f)	timing and adequacy of rate relief;

(g)	adverse changes in electric load;

(h)	acts of terrorism;

(i)	climatic changes or unexpected changes in weather patterns; and

(j)	failure to recover costs currently deferred under the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”, as amended, and the Merger Rate Plan in effect with the New York State Public Service Commission (PSC).
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
RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended December 31, 2005 increased $8 million over the comparable period in the prior fiscal year. The increase is primarily due to higher electric margin of $14 million stemming from higher delivery-only sales partially due to colder weather than experienced in the same period in the previous fiscal year and also due to other miscellaneous revenues. Also contributing to the increase are lower interest costs of $4 million, lower income and other tax expense of $4 million, and reduced other deductions of $1 million. Offsetting these increases are higher operation and maintenance expenses of $11 million, primarily due to higher materials and supplies and non-recoverable storm-related costs and higher depreciation expense of $4 million.
Net income for the nine months ended December 31, 2005 increased $50 million over the comparable period in the prior fiscal year. The increase is primarily due to a positive adjustment to electric revenues of $32 million stemming from the recognition of a regulatory asset reflecting our ability to recover a previously fully reserved account receivable. Other contributing factors are lower interest costs of $16 million and higher electric margin of $30 million associated with warmer summer and colder autumn weather than experienced in the previous fiscal year. Offsetting these increases are higher operation and maintenance expense of $5 million partially related to increased non-recoverable storm-related costs, an increase in income and other tax expense of $21 million (excluding gross receipts tax) and higher depreciation expense of $2 million.
REVENUES
Electric revenues for the three and nine months ended December 31, 2005 increased $95 million and $184 million, respectively, over the comparable periods of fiscal 2005. The following table shows the contributing factors to these increases:
Period ended December 31, 2005
(In millions of dollars)

	Three	Nine
	Months	Months
Estimated weather impact	$5	$32
Purchased power recovery	79	114
Recovery of stranded investment	6	17
Regulatory asset recognition	—	32
Medicare Act tax benefit	(6)	(17)
Other	11	6

Total	$95	$184

Warmer summer and colder autumn weather than experienced in the previous fiscal year, higher purchased power costs being recovered (see increase in purchased electricity below), higher stranded cost revenues, and other miscellaneous revenues all contributed to the increase in revenue for the three and nine months ended December 31, 2005. Also contributing to the increase in the nine-month period is a one-time recognition of a $32 million regulatory asset related to the recovery of a previously fully reserved station service accounts receivable balance. The increase during the three and nine month period is partially offset by revenue adjustments of $6 million and $17 million , respectively, for a regulatory liability related to tax benefits on employee postretirement healthcare benefits created by Medicare prescription drug legislation.
Gas revenues increased by $107 million and $156 million in the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. The increase for both the three and nine months ended December 31, 2005 is primarily due to higher gas prices passed through to customers and an increase in off-system gas sales. The table below details the components of the fluctuations:

Period ended December 31, 2005
(In millions of dollars)

	Three Months	Nine Months
Cost of purchased gas	$104	$155
Delivery revenue	3	1

Total	$107	$156

The volume of gas sold for the three months ended December 31, 2005, excluding transportation of customer-owned gas, increased 0.066 million Dekatherms (Dth), or 0.5% compared to the same period in the prior fiscal year. The increase for the three months ended December 31, 2005 is primarily due to the migration of delivery-only customers back to delivery and sales. Usage for the three months ended December 31, 2005, adjusted for normal weather, increased 0.23 million Dth, or 1.6%.
The volume of gas sold for the nine months ended December 31, 2005, excluding transportation of customer-owned gas, increased 0.376 million Dth, or 1.3%, compared to the same period in the prior fiscal year. The increase for the nine months ended December 31, 2005 is partially due to higher overall demand because of colder weather when compared to the prior fiscal year and partially due to the migration of delivery-only customers back to being delivery and commodity customers. Usage for the nine months ended December 31, 2005, adjusted for normal weather, decreased 0.302 million Dth, or 1.0%.
OPERATING EXPENSES
Purchased electricity increased by $79 million and $114 million in the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. Electricity prices increased 33% and 27%, respectively, for the three and nine months ended December 31, 2005 compared to the same periods in the prior fiscal year, offset by decreases in the volume of electricity purchased for the three and nine months ended December 31, 2005 of 0.4 billion kWh, or 6%, and 2.5 billion kWh, or 12%, respectively, compared to the same periods in the prior fiscal year. The decrease in kWh is primarily due to customers that have been migrating to competitive suppliers for their commodity requirements. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers.
Purchased gas expense increased $104 million and $155 million for the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. Contributing to the increase of $104 million in the three months ended December 31, 2005 is an increase in gas prices of $63 million, an increase of $1 million related to increased volume of gas sold and an increase of $34 million related to gas purchased for off-system sales. Contributing to the increase of $155 million for the nine months ended December 31, 2005 was an increase of $84 million in gas prices, an increase of $4 million in volumes to system customers and an increase of $60 million related to gas purchased for off-system sales. These costs do not affect gas margin or net income because the Company’s rate plan allows full recovery from customers.
Other operation and maintenance expense increased $11 million and $5 million for the three and nine months ended December 31, 2005, respectively, over the comparable periods of fiscal 2005. The table below details the components of the fluctuations.
Period ended December 31, 2005
(In millions of dollars)

	Three	Nine
	Months	Months

Storm-related costs	$3	$8
Payroll costs, excluding storm-related	—	(11)
Materials and supplies	5	2
Consultants and contractors	(4)	(11)
Other	7	3

Subtotal	11	(9)

2004 pension settlement loss recovery	—	14

Total	$11	$5

The increase for the three months ended December 31, 2005 is primarily due to higher non-recoverable storm-related costs, higher materials and supplies expense, higher bad debt expense and increased other expenses offset, in part, by lower expenses for consultants and contractors reflecting ongoing reduced costs from merger-related efficiencies.
Other operation and maintenance expense for the nine-month period ended December 31, 2005 decreased by a total of $9 million compared to the same period in the prior fiscal year, excluding a one-time pension settlement loss recovery. Contributing to the decrease are reductions in payroll, consultants and contractors and other costs primarily attributable to ongoing reduced costs from merger-related efficiencies. These decreases are offset by increases in materials, storm-related costs and a one-time $14 million pension settlement loss recovery recorded in the prior year reflecting the July 2004 approval by the PSC for the Company to recover a portion of a $30 million pension settlement loss incurred in fiscal 2003. The Company did not record a similar benefit in the current year. The Company has petitioned the PSC for recovery of a $21 million pension settlement loss that it recorded to expense in the third and fourth quarters of fiscal 2004.
Amortization of stranded costs, in accordance with the Merger Rate Plan, increased $6 million and $17 million for the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. Under the Merger Rate Plan, which began on January 31, 2002, the stranded investment balance is amortized unevenly at levels that increase over the ten-year term of the plan ending December 31, 2011. The increases in the amortization of stranded costs are included in the Company’s rates and do not impact net income.
Other taxes decreased $2 million and $6 million for the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. This decrease is primarily due to a reduction in gross receipts tax due to lower tax rates and reduced tax base, offset by a slight increase in property taxes.
Income taxes decreased $2 million and increased $18 million for the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. Income tax expense increased in each period due to higher taxable income which is offset, in whole or in part, by a $4 million benefit related to prior years’ tax return true-ups and settlements of tax audits.
NON-OPERATING EXPENSES
Interest charges decreased $4 million and $16 million for the three and nine months ended December 31, 2005, respectively, compared to the same periods in the prior fiscal year. The decrease in interest charges is attributable to maturing long-term debt replaced with affiliated company debt carrying lower interest rates, partially offset by increased interest payments on short-term debt due to higher interest rates.
LIQUIDITY AND CAPITAL RESOURCES
(See the Company’s Annual Report on Form 10-K for the period ended March 31, 2005, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Position, Liquidity and Capital Resources”.)
Short-term liquidity. At December 31, 2005, the Company’s principal sources of liquidity included cash and cash equivalents of $8 million and accounts receivable of $598 million. The Company has a negative working capital balance of $547 million primarily due to short-term debt to affiliates of $740 million and long-term debt payments due within one year of $275 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term and to cover debt requirements.
Net cash provided by operating activities decreased $99 million for the nine months ended December 31, 2005 from the comparable period in the prior fiscal year. The primary reasons for the decrease in operating cash flow are increased accounts receivable of $67 million and increased regulatory assets of $202 million primarily due to higher commodity prices and timing differences between expenditures and cost recovery from customers. These were offset by an increase in net income of $50 million, increases in accounts payable and accrued expenses of $114 million due to increased commodity liabilities and increases in other non-cash items of $6 million.
Net cash used in investing activities increased by $1 million for the nine months ended December 31, 2005 from the comparable period in the prior fiscal year. This increase was primarily due to an increase in construction additions of $12 million, an increase in other investing activities of $5 million primarily due to the disposal of assets, offset by a decrease in restricted cash deposits of $16 million.

Net cash used in financing activities decreased $107 million for the nine months ended December 31, 2005 from the comparable period in the prior year. This decrease is primarily due to increased borrowings of short-term debt from affiliates of $99 million and the redemption of $25 million of preferred stock in the prior year, offset by increased payments of long-term debt of $17 million.
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
OTHER REGULATORY MATTERS
On July 29, 2005, the Company filed its biannual CTC reset and deferral account recovery filing to reset rates charged to customers beginning January 1, 2006. The Company resets its CTC every two years under its Merger Rate Plan. The CTC reset is intended to account for changes in forecasted electricity and natural gas commodity prices, and the effects those changes have on the Company’s above-market payments under legacy power contracts that otherwise would be stranded. In addition, the Merger Rate Plan allows the Company to recover amounts exceeding $100 million in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). On December 27, 2005, the Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in 2006 and $200 million in 2007. For 2006, the actual deferral-related surcharge will begin in April 2006, with $100 million to be collected over the last nine months of the 2006 calendar year. An audit of the deferral amount by regulatory Staff is ongoing. The Company will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan on December 31, 2011. The Company’s future filings for recovery of deferred amounts are subject to regulatory review and approval.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk or market risk strategies during the nine months ended December 31, 2005. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2005, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS
           The exhibit index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
Date: February 14, 2006	By:	/s/ Paul J. Bailey
Paul J. Bailey
Authorized Officer and Controller

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C.1350