Form 10-Q
period 2006-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2006-08-11
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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
The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2006, were as follows:

Registrant	Title	Shares Outstanding

Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005

Operating revenues:
Electric	$731,877	$770,830
Gas	183,306	188,002

Total operating revenues	915,183	958,832

Operating expenses:
Purchased electricity	307,211	333,803
Purchased gas	114,529	117,423
Other operation and maintenance	174,228	170,373
Depreciation and amortization	52,237	50,389
Amortization of stranded costs and rate plan deferrals	98,729	67,140
Other taxes	59,424	53,189
Income taxes	24,563	47,130

Total operating expenses	830,921	839,447

Operating income	84,262	119,385

Other income (deductions), net	(1,569)	(1,570)

Operating and other income	82,693	117,815

Interest:
Interest on long-term debt	27,329	40,396
Interest on debt to associated companies	21,356	16,440
Other interest	5,039	3,630

Total interest expense	53,724	60,466

Net income	28,969	57,349

Dividends on preferred stock	406	407

Income available to common shareholder	$28,563	$56,942

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005

Net income	$28,969	$57,349
Other comprehensive income (loss), net of tax:
Unrealized losses on securities	(271)	(1,263)
Hedging activity	(5,343)	1,590
Change in additional minimum pension liability	—	508
Reclassification adjustment for (gains)losses included in net income	1,594	(1,227)

Total other comprehensive (losses), net of tax	(4,020)	(392)

Comprehensive income	$24,949	$56,957

Per share data is not relevant because Niagara Mohawk’s common stock is wholly owned by Niagara Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005

Retained earnings at beginning of period	$788,737	$473,287
Net income	28,969	57,349
Dividends on preferred stock	(406)	(407)

Retained earnings at end of period	$817,300	$530,229

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2006	2006

ASSETS
Utility plant, at original cost:
Electric plant	$5,712,990	$5,658,705
Gas plant	1,589,233	1,580,204
Common plant	308,295	309,053

Total utility plant	7,610,518	7,547,962
Less: Accumulated depreciation and amortization	2,283,066	2,247,350

Net utility plant	5,327,452	5,300,612

Goodwill	1,214,576	1,214,576
Pension intangible	36,885	36,885
Other property and investments	46,952	47,379
Current assets:
Cash and cash equivalents	9,509	10,847
Restricted cash	98,041	66,393
Accounts receivable (less reserves of $128,626 and $123,310, respectively, including receivables from associated companies of $7,626 and $10,238, respectively)	526,108	653,652
Materials and supplies, at average cost:
Gas storage	57,432	23,576
Other	21,283	21,356
Current deferred income taxes	168,451	168,354
Regulatory asset — swap contracts	240,951	246,551
Other	14,652	13,979

Total current assets	1,136,427	1,204,708

Regulatory and other non-current assets:
Regulatory assets:
Merger rate plan stranded costs	2,421,194	2,486,590
Swap contracts	240,177	290,902
Regulatory tax asset	107,191	106,624
Deferred environmental restoration costs	413,640	399,630
Pension and postretirement benefit plans	541,413	527,829
Additional minimum pension liability	75,252	75,252
Loss on reacquired debt	57,634	59,521
Other	462,598	499,716

Total regulatory assets	4,319,099	4,446,064
Other non-current assets	25,817	30,744

Total regulatory and other non-current assets	4,344,916	4,476,808

Total assets	$12,107,208	$12,280,968

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock ($1 par value)	$187,365	$187,365
Authorized — 250,000,000 shares
Issued and outstanding — 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive loss	(8,836)	(4,816)
Retained earnings	817,300	788,737

Total common stockholder’s equity	3,925,330	3,900,787
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized — 3,400,000 shares
Issued and outstanding — 411,715 shares
Long-term debt	1,249,002	1,448,934
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,415,502	6,590,891

Current liabilities:
Accounts payable (including payables to associated companies of $30,594 and $28,315, respectively)	224,562	275,223
Customers’ deposits	35,145	32,345
Accrued interest	33,351	65,952
Accrued taxes	117,420	61,704
Short-term debt to affiliates	664,900	578,900
Current portion of liability for swap contracts	240,951	246,551
Current portion of long-term debt	200,000	275,000
Derivative instruments	49,166	32,555
Other	103,160	97,284

Total current liabilities	1,668,655	1,665,514

Non-current liabilities:
Accumulated deferred income taxes	1,676,513	1,687,360
Liability for swap contracts	240,177	290,902
Employee pension and other benefits	625,201	628,850
Liability for environmental remediation costs (Note C)	413,640	399,630
Nuclear fuel disposal costs	152,393	150,642
Cost of removal regulatory liability	344,616	337,995
Other	570,511	529,184

Total other non-current liabilities	4,023,051	4,024,563

Commitments and contingencies (Notes B and C)	—	—

Total capitalization and liabilities	$12,107,208	$12,280,968

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Three Months ended
	June 30,
	2006	2005

Operating activities:
Net income	$28,969	$57,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,237	50,389
Amortization of stranded costs and rate plan deferrals	98,729	67,140
Provision for deferred income taxes	(8,621)	22,541
Pension and other benefit plans expense	21,981	28,437
Cash paid to pension and postretirement benefit plan trusts	(42,087)	(23,500)
Changes in operating assets and liabilities:
Net accounts receivable	127,544	75,869
Materials and supplies	(33,783)	(44,739)
Prepaid taxes	—	44,273
Accounts payable and accrued expenses	(41,985)	(51,808)
Accrued interest and taxes	23,115	(29,396)
Other regulatory assets	37,118	(53,906)
Other, net	28,528	28,208

Net cash provided by operating activities	291,745	170,857

Investing activities:
Construction additions	(68,218)	(57,101)
Change in restricted cash	(31,648)	(13,857)
Other investments	508	(460)
Other	(4,319)	(4,718)

Net cash used in investing activities	(103,677)	(76,136)

Financing activities:
Dividends paid on preferred stock	(406)	(407)
Reductions in long-term debt	(275,000)	—
Net change in short-term debt to affiliates	86,000	(96,951)

Net cash used in financing activities	(189,406)	(97,358)

Net decrease in cash and cash equivalents	(1,338)	(2,637)
Cash and cash equivalents at beginning of period	10,847	19,922

Cash and cash equivalents at end of period	$9,509	$17,285

Supplemental disclosures of cash flow information:

Interest paid	$86,538	$96,084
Income taxes paid	$11,564	$8,000

The accompanying notes are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2006 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The March 31, 2006 Condensed Consolidated Balance Sheet included in this Form 10-Q is considered unaudited, however, because it does not include all the footnote disclosures contained in the Company’s Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Due to weather patterns in the Company’s service territory, electric sales tend to be substantially higher in summer and winter months and gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. The Company’s earnings for the three-month period ended June 30, 2006 may not be indicative of earnings for all or any part of the balance of the fiscal year.
The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, National Grid plc.
New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R also eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R was originally effective for public companies for interim and annual periods beginning after June 15, 2005; however, in April 2005 the Securities and Exchange Commission (SEC) delayed the effective date of SFAS No. 123R to annual, rather than interim, periods that begin after June 15, 2005. The SEC’s new rule resulted in a six-month deferral for the Company. The adoption of SFAS No. 123R on April 1, 2006 did not have a material impact on the Company’s results of operations or its financial position.
In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 resulted in: (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.

A conditional retirement obligation, which is referred to in SFAS No. 143, “Accounting for Asset Retirement Obligations,” is defined in FIN 47 as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the entity’s control. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity has sufficient information to make a reasonable estimate of the fair value of an asset retirement obligation. FIN 47 was effective for the Company as of its March 31, 2006 fiscal year end. The Company had a $10 million asset retirement obligation reserve as of June 30, 2006 and March 31, 2006, which did not have a material impact on the Company’s results of operations or financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” defined the requirements for the accounting for and the reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 becomes effective for fiscal years ending after December 15, 2005. The Company adopted it as of its March 31, 2006 fiscal year end. Adoption did not have a material impact on the Company’s results of operations or financial position.
On March 31, 2006, the FASB issued an Exposure Draft of proposed rules on employers’ accounting for defined benefit pensions and other post-retirement benefit plans that would require employers to fully recognize the plan’s funded status on the balance sheet. If adopted as proposed, the new rules would be effective for fiscal years ending after December 15, 2006. If the new rules are adopted as proposed, under the current rate agreement, the Company would recover the additional pension costs from customers and therefore the costs would be recognized as a regulatory asset upon adoption. The comment period on this Exposure Draft ended on May 31, 2006. The Company is currently evaluating the Exposure Draft, and at this time cannot determine the full impact that the potential requirements of the Exposure Draft may have on its financial statements.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company in its 2008 fiscal year. The Company is currently evaluating FIN 48 and at this time cannot determine the full impact that the potential requirements may have on its financial statements.
Reclassifications: Certain amounts from prior fiscal years have been reclassified on the accompanying consolidated financial statements to conform to the fiscal 2007 presentation.
NOTE B — RATE AND REGULATORY ISSUES
The Company’s financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company records regulatory assets (expenses deferred for future recovery from customers) and regulatory liabilities (revenues collected for payment of future expenses or for future return to customers) on the balance sheet. The Company’s regulatory assets were approximately $4.6 billion as of June 30, 2006 and $4.7 billion as of March 31, 2006. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company is earning a return on most of its regulatory assets under its Merger Rate Plan. The Company believes that the prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), will be sufficient to recover and earn a return on the Merger Rate Plan’s stranded regulatory assets over their planned amortization periods, assuming no unforeseen reduction in load or bypass of the CTC charges. The Company’s ongoing electric business continues to be rate-regulated on a cost-of-service basis under the Merger Rate Plan and, accordingly, the Company continues to apply SFAS No. 71 to it. In addition, the Company’s Independent Power Producer contracts, and the Purchase Power Agreements entered into when the Company exited the power generation business, continue to be the obligations of the regulated business.
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

In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base deferral threshold in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million ($669 million, less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the New York Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million is being collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and a formal hearing process has been established before a hearing officer at the PSC to litigate the levels in the deferral account. On August 2, 2006, the Staff filed testimony on their initial recommended audit adjustments. In its testimony, the Staff proposed to disallow $165 million associated with the June 30, 2005 balance of $296 million and an additional $107 million through the end of the two-year period for a total disallowance of $272 million of the $669 million projected balance as of December 31, 2007. The Staff also indicated it had not completed its audit on other deferral account items, and that further proposed adjustments may be offered. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagrees with the Staff’s proposed adjustments to the deferral accounts and to goodwill. The Company will file testimony in response, with hearings scheduled for October 2006. Despite the Staff’s testimony, the Company continues to believe that its accounting for the deferrals is appropriate and will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan on December 31, 2011, subject to regulatory review and approval.
NOTE C — COMMITMENTS AND CONTINGENCIES
Environmental Contingencies: The normal ongoing operations and historic activities of the Company are subject to various federal, state and local environmental laws and regulations. Like many other industrial companies, the Company’s transmission and distribution businesses use or generate some hazardous and potentially hazardous wastes and by-products. Under federal and state Superfund laws, potential liability for the historic contamination of property may be imposed on responsible parties jointly and severally, without fault, even if the activities were lawful when they occurred.
The U.S. Environmental Protection Agency (EPA), New York Department of Environmental

Conservation (DEC), as well as private entities have alleged that the Company is a potentially responsible party under state or federal law for the remediation of an aggregate of approximately 90 sites, including 48 which are Company-owned. The Company’s most significant liabilities relate to former manufactured gas plant (MGP) facilities formerly owned or operated by the Company’s previous owners. The Company is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with the EPA and DEC.
The Company believes that obligations imposed on the Company because of the environmental laws will not have a material result on operations or its financial condition. The Company’s Merger Rate Plan provides for the continued application of deferral accounting for variations in spending from amounts provided in rates related to these environmental obligations. As a result, the Company has recorded a regulatory asset representing the investigation, remediation and monitoring obligations it expects to recover from ratepayers.
The Company is pursuing claims against other potentially responsible parties to recover investigation and remediation costs it believes are the obligations of those parties. The Company cannot predict the success of such claims, however. As of June 30, 2006 and March 31, 2006, the Company had accrued liabilities related to its environmental obligations of $414 million and $400 million, respectively. The increase in the accrued liabilities was primarily the result of recent remedial studies on several sites which resulted in a recognition of higher remedial costs. The high end of the range of potential liabilities at June 30, 2006 is estimated at $540 million.
Nuclear Contingencies: As of June 30, 2006 and March 31, 2006, the Company has a liability of $152 million and $151 million, respectively, in other non-current liabilities for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per kWh of net generation for current disposal of nuclear fuel and provides for a determination of the Company’s liability to the U.S. Department of Energy (DOE) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which Constellation Energy Group Inc., which purchased the Company’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.
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

These orders directly conflict with the Company’s state-approved tariffs and the orders of the PSC on station service rates. The orders, if finally upheld, will permit these generators to bypass the Company’s state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. In the aggregate, the Company is owed approximately $60.7 million as of June 30, 2006. The Company appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit, and the matters were consolidated for appeal. Oral argument was heard on April 10, 2006, and on June 23, 2006, the Court issued a decision upholding the FERC’s orders. The Company is seeking rehearing of the Court’s decision.
The Court’s order upholding the FERC’s orders has increased the risk that generators will be able to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the New York Independent System Operator (NYISO). Although the Staff has challenged the Company’s position in its August 2, 2006 testimony in the deferral account audit case (discussed in Note B), in the event the FERC orders are finally upheld, the Company believes that the provision in the rate plan that permits the Company to recover lost revenues resulting from a change in law or regulation would permit it to recover the lost revenues that result from the FERC orders.
NOTE D — SEGMENT INFORMATION
Segmental information is presented in accordance with management responsibilities and the economic characteristics of the Company’s business activities. The Company is primarily engaged in the business of the purchase, transmission and distribution of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. The Company’s reportable segments are electricity-transmission, electricity-distribution, and gas-distribution. Certain information regarding the Company’s segments is set forth in the following tables. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense. General corporate expenses, property common to the various segments, and depreciation of such common property have been fully allocated to the segments based on labor or plant, using a percentage derived from total labor or plant amounts charged directly to certain operating expense accounts or certain plant accounts.

(in millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -
	Distribution	Recoveries	Total	Distribution	Transmission	Total

Three Months Ended June 30, 2006
Operating revenue	$604	$66	$670	$183	$62	$915
Operating income before income taxes	27	39	66	19	24	109
Depreciation and amortization	33	—	33	10	9	52
Amortization of stranded costs and rate plan deferrals	34	64	98	—	1	99

Three Months Ended June 30, 2005
Operating revenue	$584	$124	$708	$188	$63	$959
Operating income before income taxes	89	29	118	23	26	167
Depreciation and amortization	31	—	31	10	9	50
Amortization of stranded costs and rate plan deferrals	—	67	67	—	—	67
(in millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -
	Distribution	Recoveries	Total	Distribution	Transmission	Corporate	Total

June 30, 2006
Goodwill	$697	$—	$697	$215	$303	$—	$1,215
Total assets	5,232	2,946	8,178	1,927	1,606	396	12,107

March 31, 2006
Goodwill	$697	$—	$697	$215	$303	$—	$1,215
Total assets	5,302	3,051	8,353	1,931	1,595	402	12,281

NOTE E — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized			Total
	Gains (Losses)	Additional		Accumulated
	On	Minimum		Other
	Available-for-	Pension	Cash Flow	Comprehensive
(in thousands of dollars)	Sale Securities	Liability	Hedges	Income (Loss)

March 31, 2006 balance, net of tax	$1,136	$(1,199)	$(4,753)	$(4,816)
Investment activities	(271)			(271)
Hedging activity			(5,343)	(5,343)
Reclassification adjustment for (gain)loss included in net income	(77)		1,671	1,594

June 30, 2006 balance, net of tax	$788	$(1,199)	$(8,425)	$(8,836)

The deferred tax benefit (expense) on other comprehensive income for the following periods was:

	For the Three Months
	Ended June 30,
(in thousands of dollars)	2006	2005

Investment activities	$181	$843
Hedging activities	3,562	(1,061)
Change in additional minimum pension liability	—	(339)
Reclassification adjustment for gains included in net income	(1,063)	818

	$2,680	$261

NOTE F — EMPLOYEE BENEFITS
As discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, the Company provides benefits to retirees in the form of pension and other post-retirement benefits. The qualified defined benefit pension plan covers substantially all employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plan is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum of which is the amount required by the Employee Retirement Income Security Act of 1974, as amended. The pension plan’s assets primarily consist of investments in equity and debt securities. In addition, the Company sponsors a non-qualified plan (i.e., a plan that does not meet the criteria for tax benefits) that covers officers, certain other key employees and former non-employee directors. The Company provides certain health care and life insurance benefits to retired employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

The benefit plans’ costs charged to the Company during the three months ended June 30, 2006 and 2005 include the following:

			Other Postretirement
(in thousands of dollars)	Pension Benefits		Benefits
For the Three Months Ended June 30,	2006	2005	2006	2005

Service cost	$8,491	$8,565	$5,048	$4,947
Interest cost	19,269	19,008	19,395	17,792
Expected return on plan assets	(16,994)	(16,819)	(11,791)	(11,509)
Amortization of prior service cost	863	863	3,642	3,642
Amortization of net loss	8,265	8,855	8,133	8,046

Net periodic benefit cost	$19,894	$20,472	$24,427	$22,918

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement
This report and other presentations made by Niagara Mohawk Power Corporation (the Company) contain certain statements that are neither reported financial results nor other historical information. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward-looking statements can be identified by the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projected”, “believe”, “hopes”, or similar expressions. Because these forward-looking statements are subject to assumptions, risks and uncertainties, actual future results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
(a)	the impact of further electric and gas industry restructuring;

(b)	changes in general economic conditions in New York;

(c)	federal and state regulatory developments and changes in law, including those governing municipalization and exit fees;

(d)	changes in accounting rules and interpretations, which may have an adverse impact on the Company’s statements of financial position, reported earnings and cash flows;

(e)	timing and adequacy of rate relief;

(f)	failure to achieve reductions in costs or to achieve operational efficiencies;

(g)	failure to retain key management;

(h)	adverse changes in electric load;

(i)	acts of terrorism;

(j)	unseasonable weather, climatic changes or unexpected changes in historical weather patterns; and

(k)	failure to recover costs currently deferred under the provisions of SFAS No. 71 as amended, and the Merger Rate Plan in effect with the PSC.
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
CRITICAL ACCOUNTING POLICIES
Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the period ended March 31, 2006, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies” for a detailed discussion of these policies.
RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended June 30, 2006 decreased by $28 million compared to the same period in the prior fiscal year. The decrease is primarily due to a one-time positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was a result of a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. Also contributing to the decrease in net income was a decrease in electric and gas margin of $17 million, an increase in other operation and maintenance expense of $4 million mostly due to increased bad debt expense related to higher commodity costs, increased other tax expense of $3 million (excluding gross receipts tax which is included in the margin calculation) and an increase in depreciation expense of $2 million. These were offset by lower interest costs of approximately $7 million mostly due to lower debt. The income tax expense decrease, which is due in part to the items described above, was $23 million.
REVENUES
Electric
The Company’s electricity business encompasses the transmission, distribution, and delivery of electricity including stranded cost recoveries. The rates are set based on historical or forecasted costs, and the Company earns a return on its assets, including a return on the “stranded costs” associated with the divestiture of the Company’s generating assets under deregulation. Commodity costs are passed through directly to customers.
Electric revenue includes:
•	Retail sales— distribution delivery charges and recovery of purchases power costs from customers who purchase their electric supply from the Company.

•	Delivery only sales— charges for only the delivery of energy for customers who purchase their power from competitive electricity suppliers.

•	Sales for resale — sales of excess electricity to the NYISO at the market price of electricity.
Since the start of electricity deregulation in the state of New York, retail electric customers have been migrating to competitive suppliers for their commodity requirements.
Gas
The Company is also a gas distribution company that services customers in cities and towns in central and eastern New York. The Company’s gas rate plan allows it to recover all commodity costs (i.e., the purchasing, interstate transportation and storage of gas for sale to customers) from customers (similar to the recoverability of purchased electricity).
Gas revenue includes:
•	Retail sales — distribution (transportation) of gas and the commodity to customers who purchase their gas supply from the Company.

•	Transportation revenue — charges for the transportation of gas to customers who purchase their gas commodity from other suppliers.

•	Off-System Wholesale Sales — sales of gas commodity off of its distribution system for resale.
Electric revenues decreased approximately $39 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. The decrease is primarily a result of a positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was due to a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. Also contributing to the decrease in electric revenues was the migration of customers to competitive suppliers for their commodity requirements and an overall decrease in kWh deliveries of 3% compared to the same period in the prior fiscal year due to milder weather than experienced in the prior fiscal year and customers’ response to higher electricity prices. This decrease was offset by the implementation of a plan to recover $100 million in the nine-month period ending December 31, 2006 in order to recover certain costs that have been deferred as part of the Merger Rate Plan. Revenue in the three months ended June 30, 2006 included $33 million of rate plan deferral revenues. This rate increase does not impact net income since the Company recognizes an equal and offsetting amount of amortization expense. The decrease in electric revenues was also offset by increases in the costs of electricity that were passed on to customers.
Gas revenues decreased by $5 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. The decrease is primarily due to decreased volumes of gas sold both on-system to the Company’s customers and off-system for resale in interstate commerce.
The volume of gas sold for the three months ended June 30, 2006 decreased 1.3 million Dekatherms (Dth) or a 10.3% decrease compared to the same period in the prior fiscal year due to both milder weather in the current fiscal year than experienced in the prior fiscal year and customers’ response to high natural gas prices.
OPERATING EXPENSES
Purchased electricity decreased by $27 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year reflecting the decrease in kWh deliveries to retail sales customers. The decrease in kWhs purchased to supply retail sales customers was partially offset by increased cost of electricity. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery of purchased electricity expenses from customers. The decrease in purchased kWh was primarily due to milder weather than experienced in the prior fiscal year and to customers’ response to higher electricity prices.
Purchased gas expense decreased by $3 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This decrease is primarily a result of a decrease of $15 million in the volume of gas purchased for system customers and a decrease of $5 million related to gas purchased for off-system sales, offset by a $17 million increase in gas prices. These costs do not impact gas margin or net income because the Company’s rate plan allows full recovery of purchased gas costs from customers.
Other operation and maintenance expense increased approximately $4 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. The table below details components of this fluctuation.

Three months ended
June 30, 2006
(In millions of dollars)

Payroll costs	$(3)
Bad debt expense	7
Storm costs	(2)
Other	2

Total	$4

Bad debt expense increased $7 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year primarily due to increased commodity costs resulting in increased accounts receivable. Offsetting this increase was a decrease in payroll costs of $3 million primarily attributable to ongoing headcount reductions and a decrease in non-recoverable storm related costs of $2 million.

Amortization of stranded costs and rate plan deferrals increased $32 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. The increase is primarily due to the amortization of deferral accounts established under the Merger Rate Plan. Beginning April 1, 2006, the Company implemented a $100 million rate increase for the nine-month period ended December 31, 2006 to recover these deferred costs described in “Revenues” above. The Company records an equal amount of amortization expense to offset the increase in electric revenues. Also under the Merger Rate Plan, the stranded investment regulatory asset is amortized unevenly at levels that increase over the ten-year term of the plan ending December 31, 2011. The amortization of stranded costs is scheduled in the Merger Rate Plan to decrease by approximately $2 million for all of fiscal year 2007. The change in the amortization of stranded costs and deferral accounts is included in the Company’s rates and does not impact net income.
Other taxes increased $6 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This increase is due to an increase in gross receipts tax of $4 million and higher property taxes of approximately $2 million. The Company receives a credit on its gross receipts tax return for discounts provided to certain customers as part of New York State’s Power for Jobs program. The increase in gross receipts tax is partially due to lower discounts provided under this program.
Income taxes decreased $23 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This decrease is primarily due to lower book income resulting in lower taxes of $21 million and a $2 million decrease related to a higher deduction for the costs related to the Medicare prescription drug legislation.
NON-OPERATING EXPENSES
Interest charges decreased $7 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This decrease is primarily due to lower debt which was partially offset by interest rate increases.
LIQUIDITY AND CAPITAL RESOURCES
(See the Company’s Annual Report on Form 10-K for the period ended March 31, 2006, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Position, Liquidity and Capital Resources”.)
Short Term Outlook: At June 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $10 million and accounts receivable of $526 million. The Company has a negative working capital balance of $532 million primarily due to debt payments due within one year of $200 million and short-term debt to affiliates of $665 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund working capital deficits as necessary in the near term.

Net cash provided by operating activities increased approximately $121 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. The primary reason for the increase in operating cash flow include the change in other regulatory assets of $91 million primarily due to higher commodity prices and timing differences between expenditures and cost recovery from customers in the prior 2006 fiscal period and recovery of deferral accounts in the current 2007 fiscal period. Also contributing to the increase in cash provided by operating activities are changes in accounts receivable of $52 million, increased accrued interest and taxes of $53 million, and other items of $19 million. These increases were offset by decreased prepaid taxes of $44 million, decreased provision of deferred income taxes of $31 million, and additional cash paid to pension and other post-retirement benefit plans of $19 million.
Net cash used in investing activities increased by approximately $28 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This increase was primarily due to increases in construction additions of $11 million and increased restricted cash of $18 million through required deposits related to commodity hedges.
Net cash used in financing activities increased $92 million for the three months ended June 30, 2006 compared to the same period in the prior fiscal year. This increase is primarily due to the payment of $275 million of long-term debt offset by increases in short-term debt to affiliates of $183 million.
Long-Term Liquidity. The Company’s total capital requirements consist of amounts for its construction program, working capital needs, and maturing debt issues. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Position, Liquidity and Capital Resources” for further information on long-term commitments.
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
In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base deferral threshold in its deferral accounts (as projected through the end of each two- year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million

($669 million, less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the New York Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million is being collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and a formal hearing process has been established before a hearing officer at the PSC to litigate the levels in the deferral account. On August 2, 2006, the Staff filed testimony on their initial recommended audit adjustments. In its testimony, the Staff proposed to disallow $165 million associated with the June 30, 2005 balance of $296 million and an additional $107 million through the end of the two-year period for a total disallowance of $272 million of the $669 million projected balance as of December 31, 2007. The Staff also indicated it had not completed its audit on other deferral account items, and that further proposed adjustments may be offered. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagrees with the Staff’s proposed adjustments to the deferral accounts and to goodwill. The Company will file testimony in response, with hearings scheduled for October 2006. Despite the Staff’s testimony, the Company continues to believe that its accounting for the deferrals is appropriate and will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan on December 31, 2011, subject to regulatory review and approval.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk or market risk strategies during the three months ended June 30, 2006. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2006, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
An audit of the deferral amount by the Department of Public Service has been ongoing, and on August 2, 2006, the Staff filed testimony on their initial recommended audit adjustments, proposing to disallow a total $272 million of the $669 million projected balance as of December 31, 2007. The Company disagrees with the proposed adjustments and will file testimony in response. A detailed discussion of this matter is contained in Note B to the financial statements and is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
As reported in the Company’s for 10-K for the fiscal year ended March 31, 2006, on May 3, 2006, by unanimous written consent of the sole common stockholder, the following actions were taken:
•	The following persons were elected as directors: William F. Edwards, Barbara A. Hassan, Michael E. Jesanis, Michael J. Kelleher, Cheryl A. LaFleur, Clement E. Nadeau and Anthony C. Pini.

•	PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed the Company’s auditor for the fiscal year ending March 31, 2007.
ITEM 6. EXHIBITS
The exhibit index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: August 11, 2006	By	/s/ Paul J. Bailey Paul J. Bailey
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C.1350