Form 10-Q
period 2006-09-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2006-11-13
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2006, were as follows:

Registrant	Title	Shares Outstanding
Niagara Mohawk Power Corporation	Common Stock, $1.00 par value (all held by Niagara Mohawk Holdings, Inc.)	187,364,863

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended September 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues:
Electric	$889,337	$893,625	$1,621,214	$1,664,455
Gas	90,529	94,056	273,835	282,058

Total operating revenues	979,866	987,681	1,895,049	1,946,513

Operating expenses:
Purchased electricity	380,559	424,397	687,770	758,200
Purchased gas	43,689	48,134	158,218	165,557
Other operation and maintenance	169,068	171,075	343,296	341,448
Depreciation and amortization	52,443	50,205	104,680	100,594
Amortization of stranded costs and rate plan deferrals	98,730	67,140	197,459	134,280
Other taxes	54,631	49,258	114,055	102,447
Income taxes	45,172	46,429	69,735	93,559

Total operating expenses	844,292	856,638	1,675,213	1,696,085

Operating income	135,574	131,043	219,836	250,428

Other income (deductions), net	(2,253)	334	(3,822)	(1,236)

Operating and other income	133,321	131,377	216,014	249,192

Interest:
Interest on long-term debt	24,720	38,168	52,049	78,564
Interest on debt to associated companies	21,662	16,590	43,018	33,030
Other interest	4,715	368	9,754	3,998

Total interest expense	51,097	55,126	104,821	115,592

Net income	$82,224	$76,251	$111,193	$133,600

Dividends on preferred stock	406	405	812	812

Income available to common shareholder	$81,818	$75,846	$110,381	$132,788

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$82,224	$76,251	$111,193	$133,600

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on securities	492	563	221	(700)
Hedging activity	(18,040)	25,569	(23,383)	27,159
Change in additional minimum pension liability	—	—	—	508
Reclassification adjustment for (gains) losses included in net income	(26)	(58)	1,568	(1,285)

Total other comprehensive loss	(17,574)	26,074	(21,594)	25,682

Comprehensive income	$64,650	$102,325	$89,599	$159,282

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Retained earnings at beginning of period	$817,300	$530,229	$788,737	$473,287
Net income	82,224	76,251	111,193	133,600
Dividends on preferred stock	(406)	(405)	(812)	(812)

Retained earnings at end of period	$899,118	$606,075	$899,118	$606,075

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	September 30,	March 31,
	2006	2006

ASSETS
Utility plant, at original cost:
Electric plant	$5,770,894	$5,658,705
Gas plant	1,602,270	1,580,204
Common plant	294,524	309,053

Total utility plant	7,667,688	7,547,962

Less: Accumulated depreciation and amortization	2,305,019	2,247,350

Net utility plant	5,362,669	5,300,612

Goodwill	1,214,576	1,214,576
Pension intangible	36,885	36,885
Other property and investments	47,311	47,379
Current assets:
Cash and cash equivalents	47,361	10,847
Restricted cash	149,644	66,393
Accounts receivable (net of allowances of $119,182 and $123,310, respectively, and including receivables from associated companies of $3,900 and $10,238, respectively)	502,248	653,652
Materials and supplies, at average cost:
Gas storage	105,253	23,576
Other	21,216	21,356
Prepaid taxes	5,209	13,847
Current deferred income taxes	134,382	168,354
Regulatory asset – swap contracts	189,296	246,551
Other	54,957	13,979

Total current assets	1,209,566	1,218,555

Regulatory and other non-current assets:
Regulatory assets:
Merger rate plan stranded costs	2,352,559	2,486,590
Swap contracts	157,084	290,902
Regulatory tax asset	107,912	106,624
Deferred environmental remediation costs	409,818	399,630
Pension and postretirement benefit plans	540,211	527,829
Additional minimum pension liability	75,252	75,252
Loss on reacquired debt	55,748	59,521
Other	460,910	499,716

Total regulatory assets	4,159,494	4,446,064
Other non-current assets	30,027	30,744

Total regulatory and other non-current assets	4,189,521	4,476,808

Total assets	$12,060,528	$12,294,815

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	September 30,	March 31,
	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock ($1 par value)	$187,365	$187,365
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive income (Note E)	(26,410)	(4,816)
Retained earnings	899,118	788,737

Total common stockholders’ equity	3,989,574	3,900,787
Preferred stockholders’ equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized - 3,400,000 shares
Issued and outstanding - 411,705 shares
Long-term debt	1,249,072	1,448,934
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,479,816	6,590,891

Current liabilities:
Accounts payable (including payables to associated companies of $32,148 and $28,315, respectively)	290,000	275,223
Customers’ deposits	36,946	32,345
Accrued interest	57,976	65,952
Accrued taxes	5,981	75,551
Short-term debt to affiliates	676,500	578,900
Current portion of liability for swap contracts	189,296	246,551
Current portion of long-term debt	200,000	275,000
Hedging instruments	91,530	32,555
Other	97,092	97,284

Total current liabilities	1,645,321	1,679,361

Other non-current liabilities:
Accumulated deferred income taxes	1,694,637	1,687,360
Liability for swap contracts	157,084	290,902
Employee pension and other benefits	600,238	628,850
Liability for environmental remediation costs	409,818	399,630
Nuclear fuel disposal costs	154,332	150,642
Cost of removal regulatory liability	347,928	337,995
Other	571,354	529,184

Total other non-current liabilities	3,935,391	4,024,563

Commitments and contingencies
Total capitalization and liabilities	$12,060,528	$12,294,815

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Six Months ended September 30,
	2006	2005

Operating activities:
Net income	$111,193	$133,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,680	100,594
Amortization of stranded costs	197,459	134,280
Provision for deferred income taxes	54,419	63,508
Pension and other benefit plan expense	48,445	36,311
Cash contributed to pension and postretirement benefit plan trusts	(100,330)	(47,500)
Changes in operating assets and liabilities:
Net accounts receivable	151,404	73,138
Materials and supplies	(81,537)	(112,720)
Accounts payable and accrued expenses	19,186	48,324
Accrued interest and taxes	(77,546)	(1,780)
Other, net	27,638	52,746

Net cash provided by operating activities	455,011	480,501

Investing activities:
Construction additions	(145,957)	(130,268)
Change in restricted cash	(83,251)	(11,122)
Other investments	147	85
Other, net	(11,224)	(10,001)

Net cash used in investing activities	(240,285)	(151,306)

Financing activities:
Dividends paid on preferred stock	(812)	(812)
Reductions in long-term debt	(275,000)	(110,000)
Net change in short-term debt to affiliates	97,600	(227,500)

Net cash used in financing activities	(178,212)	(338,312)

Net increase (decrease) in cash and cash equivalents	36,514	(9,117)
Cash and cash equivalents, beginning of period	10,847	19,922

Cash and cash equivalents, end of period	$47,361	$10,805

Supplemental disclosures of cash flow information:

Interest paid	$114,118	$117,491
Income taxes paid	$88,764	$9,580
The accompanying notes are an integral part of these financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2006 Condensed Consolidated Balance Sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The March 31, 2006 Condensed Consolidated Balance Sheet included in this Form 10-Q is considered unaudited, however, because it does not include all of the footnote disclosures contained in the Company’s Annual Report on Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Due to weather patterns in the Company’s service territory, electric sales tend to be substantially higher in summer and winter months and gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. The Company’s earnings for the three-month and six-month periods ended September 30, 2006 may not be indicative of earnings for all or any part of the balance of the fiscal year.
The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, of National Grid plc.
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
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company in its 2008 fiscal year. The Company is currently evaluating FIN 48 and at this time cannot determine the full impact that the potential requirements may have on its financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the plan’s funded status on the balance sheet. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Under the current rate agreement, the difference between the plans’ funded status and current accrued or prepaid position will be recognized as a regulatory asset upon adoption. The Company is currently evaluating SFAS No. 158, and at this time cannot determine the full impact that the requirements of SFAS No. 158 may have on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires companies to quantify the impact of correcting misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach. If the misstatement of current year expense is material to the current year, after all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The Company is currently evaluating the impact of SAB No. 108 and cannot determine the full impact that the requirements of SAB No. 108 may have on its financial statements.
NOTE B – RATE AND REGULATORY ISSUES
General: The Company’s financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company records regulatory assets (expenses deferred for future recovery from customers) and regulatory liabilities (revenues collected for payment of future expenses or for future return to customers) on the balance sheet. The Company’s regulatory assets were approximately $4.3 billion as of September 30, 2006 and $4.7 billion as of March 31, 2006. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company is earning a return on most of its regulatory assets under its Merger Rate Plan. The Company believes that the prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), will be sufficient to recover and earn a return on the Merger Rate Plan’s stranded regulatory assets over their planned amortization periods, assuming no unforeseen reduction in load or bypass of the CTC charges. The Company’s ongoing electric business continues to be rate-regulated on a cost-of-service basis under the Merger Rate Plan and, accordingly, the Company continues to apply SFAS No. 71 to it. In addition, the Company’s Independent Power Producer contracts, and the Purchase Power Agreements entered into when the Company exited the power generation business, continue to be the obligations of the regulated business.
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
Deferral Audit: On July 29, 2005, the Company filed its biannual CTC reset and deferral account recovery filing to reset rates charged to customers beginning January 1, 2006. The Company resets its CTC every two years under its Merger Rate Plan. The CTC reset is intended to account for changes in forecasted electricity and natural gas commodity prices, and the effects those changes have on the Company’s above market payments under legacy power contracts that otherwise would be stranded.
In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base threshold in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million ($669 million, less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the New York Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million is being collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and an evidentiary hearing took place before a hearing officer at the PSC to litigate certain issues which could impact the levels in the deferral account. Certain adjustments arising from the Staff’s audit work have been made to the deferral account balances as of June 30, 2005, which are primarily reclassifications from the deferral account to other balance sheet accounts, and the Company and the Staff have each revised their respective positions with regard to certain amounts previously in dispute. The Company has written off approximately $8 million of deferrals to operating expenses. At present, the current amount of the deferral account and projected amounts that remain in dispute is approximately $230 million. The Staff also indicated it had not completed its audit on other deferral account items, and that additional proposed adjustments may be forthcoming. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagrees with the vast majority of the Staff’s proposed adjustments to the deferral accounts and to the write-off of goodwill.
During the evidentiary hearing held in October 2006, the Company and the Staff agreed to enter into non-binding mediation discussions before an administrative law judge from the PSC in an attempt to resolve some or all of the amounts remaining in dispute. Despite its agreement to participate in the mediation process, the Company continues to believe that its accounting for the deferrals is appropriate and will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan, subject to regulatory review and approval.
Service Quality Penalties: In connection with its Merger Rate Plan the Company is subject to maintaining certain service quality standards. Service quality measures focus on eleven categories including safety targets related to gas operations, electric reliability measures related to outages, residential and business customer satisfaction, meter reads, customer call response times, and administration of the Low-Income Customer Assistance Program. If a prescribed standard is not satisfied, the Company may incur a penalty, with the penalty amount applied as a credit or refund to customers.
Service quality performance is measured on a calendar year basis, thus the entire year is taken into account when determining whether a penalty has been incurred that would be credited or refunded to customers. Target service levels for the customer service measures and the electric reliability measures are based on performance under all operating conditions. However, exclusions do apply for major storms or abnormal operating conditions such as periods of catastrophe, natural disaster, strike or other unusual events not in the Company’s control.
As of September 30, 2006, the Company has recorded reserves of $2.5 million for service quality penalties for fiscal year 2007. Due to poor weather in October 2006, it has become likely that the Company may incur additional penalties of $9 million to $18 million. Improved performance in the remainder of calendar 2006 and other measures could limit the additional penalties. These amounts are not included in the Company’s results of operations or financial position as of September 30, 2006.
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
The Company is pursuing claims against other potentially responsible parties to recover investigation and remediation costs it believes are the obligations of those parties. The Company cannot predict the success of such claims, however. As of September 30, 2006 and March 31, 2006, the Company had accrued liabilities related to its environmental obligations of $410 million and $400 million, respectively. The increase in the accrued liabilities was primarily the result of recent remedial studies on several sites which resulted in a recognition of higher expected costs. The high end of the range of potential liabilities at September 30, 2006 is estimated at $529 million.
Nuclear Contingencies: As of September 30, 2006 and March 31, 2006, the Company has a liability of $154 million and $151 million, respectively, in other non-current liabilities for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per kWh of net generation for current disposal of nuclear fuel and provides for a determination of the Company’s liability to the U.S. Department of Energy (DOE) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which Constellation Energy Group Inc., which purchased the Company’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.
Legal Matters:
Station Service Cases: A number of generators complained or withheld payments associated with the Company’s delivery of station service to their generation facilities, arguing that they were permitted to bypass its retail charges. The Federal Energy Regulatory Commission (FERC) issued two orders on complaints filed by the Company’s station service customers in December 2003, allowing two generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. A third order in January 2005 involved affiliates of NRG Energy, Inc. These orders directly conflict with the Company’s state-approved tariffs and the orders of the PSC on station service rates. The effect of these orders is to permit these generators to bypass the Company’s state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. In the aggregate, the Company is owed approximately $64 million as of September 30, 2006. The Company appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit, and the matters were consolidated for appeal. On June 23,

2006, the Court issued a decision upholding the FERC’s orders, and on October 23, 2006, the Court denied the Company’s request for rehearing.
The Court’s order upholding the FERC’s orders allows generators to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the New York Independent System Operator (NYISO) if the amount of power produced by a generator over a 30-day period exceeds the amount of power taken from the grid. Although the Staff has challenged the Company’s position in its testimony in the deferral account audit case (discussed in Note B), the Company believes that the provision in the rate plan that permits the Company to recover lost revenues resulting from a change in law or regulation would permit it to recover the lost revenues that result from the FERC orders.
NOTE D – SEGMENT INFORMATION
Segmental information is presented in accordance with management responsibilities and the economic characteristics of the Company’s business activities. The Company is primarily engaged in the business of the purchase, transmission and distribution of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. The Company’s reportable segments are electric-transmission, electric-distribution including stranded cost recoveries associated with the divesture of the Company’s generating assets under deregulation, and gas-distribution. Certain information regarding the Company’s segments is set forth in the following tables. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense. General corporate expenses, property common to the various segments, and depreciation of such common property have been fully allocated to the segments based on labor or plant, using a percentage derived from total labor or plant amounts charged directly to certain operating expense accounts or certain plant accounts.

(In millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -	Total
	Distribution	Recoveries	Total	Distribution	Transmission	Segments

Three Months Ended September 30, 2006
Operating revenue	$755	$67	$822	$91	$67	$980
Operating income before income taxes	118	38	156	3	22	181
Depreciation and amortization	33	—	33	10	9	52
Amortization of stranded costs and rate plan deferrals	34	64	98	—	1	99

Three Months Ended September 30, 2005
Operating revenue	$671	$152	$823	$94	$71	$988
Operating income before income taxes	89	54	143	1	33	177
Depreciation and amortization	33	—	33	9	8	50
Amortization of stranded costs and rate plan deferrals	—	67	67	—	—	67

Six Months Ended September 30, 2006
Operating revenue	$1,359	$133	$1,492	$274	$129	$1,895
Operating income before income taxes	143	77	220	20	50	290
Depreciation and amortization	68	—	68	20	17	105
Amortization of stranded costs and rate plan deferrals	68	128	196	—	1	197

Six Months Ended September 30, 2005
Operating revenue	$1,255	$276	$1,531	$282	$134	$1,947
Operating income before income taxes	178	83	261	24	59	344
Depreciation and amortization	65	—	65	19	17	101
Amortization of stranded costs and rate plan deferrals	—	134	134	—	—	134
(In millions of dollars)

	Electric-Distribution
		Stranded Cost		Gas-	Electric -		Total
	Distribution	Recoveries	Total	Distribution	Transmission	Corporate	Segments

September 30, 2006
Goodwill	$697	$—	$697	$215	$303	$—	$1,215
Total assets	5,342	2,768	8,110	1,981	1,585	385	12,061

March 31, 2006
Goodwill	$697	$—	$697	$215	$303	$—	$1,215
Total assets	5,316	3,051	8,367	1,931	1,595	402	12,295

NOTE E – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Gain (Loss)			Total
	On	Additional		Accumulated
	Available-	Minimum		Other
	for-Sale	Pension	Cash Flow	Comprehensive
(In thousands of dollars)	Securities	Liability	Hedges	Income (Loss)
March 31, 2006 balance, net of tax	$1,136	$(1,199)	$(4,753)	$(4,816)
Unrealized gains (losses) on securities	221	—	—	221
Hedging activity	—	—	(23,383)	(23,383)
Reclassification adjustment for (gains) losses included in net income	(103)	—	1,671	1,568

September 30, 2006 balance, net of tax	$1,254	$(1,199)	$(26,465)	$(26,410)

The deferred tax benefit (expense) on other comprehensive income for the following periods was:

	For the Six Months
	Ended September 30,
(In thousands of dollars)	2006	2005

Unrealized gains (losses) on securities	$(147)	$467
Hedging activity	15,589	(18,106)
Change in additional minimum pension liability	—	(339)
Reclassification adjustment for (gains) losses included in net income	(1,045)	857

	$14,397	$(17,121)

NOTE F – EMPLOYEE BENEFITS
As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the Company provides benefits to retirees in the form of pension and other postretirement benefits. The qualified defined benefit pension plan covers substantially all employees meeting certain minimum age and service requirements. Funding policy for the retirement plans is determined largely by the Company’s settlement agreements with the PSC and what is recovered in rates. However, the Company will contribute no less than the minimum amounts that are required under the Pension Protection Act of 2006. The pension plan’s assets primarily consist of investments in equity and debt securities. In addition, the Company sponsors a non-qualified plan

(i.e., a plan that does not meet the criteria for tax benefits) that covers officers, certain other key employees and former non-employee directors. The Company provides certain health care and life insurance benefits to retired employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.
The benefit plans’ costs charged to the Company during the three and six month periods ended September 30, 2006 and 2005 include the following:

(In thousands of dollars)			Other Postretirement
For the Three Months Ended	Pension Benefits		Benefits
September 30,	2006	2005	2006	2005

Service cost	$6,310	$7,676	$3,838	$4,496
Interest cost	18,718	18,677	18,633	17,468
Expected return on plan assets	(18,526)	(16,896)	(11,075)	(11,400)
Amortization of prior service cost	864	864	3,642	3,642
Amortization of net loss	6,847	8,279	6,802	7,212

Net periodic benefit cost	$14,213	$18,600	$21,840	$21,418

(In thousands of dollars)			Other Postretirement
For the Six Months Ended	Pension Benefits		Benefits
September 30,	2006	2005	2006	2005

Service cost	$14,801	$16,242	$8,886	$9,443
Interest cost	37,987	37,685	38,028	35,260
Expected return on plan assets	(35,520)	(33,716)	(22,866)	(22,910)
Amortization of prior service cost	1,727	1,727	7,284	7,284
Amortization of net loss	15,112	17,134	14,935	15,258

Net periodic benefit cost	$34,107	$39,072	$46,267	$44,335

Estimated contributions for this year	$208,000	N/A	$—	N/A
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
CRITICAL ACCOUNTING POLICIES
Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the period ended March 31, 2006, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies” for a detailed discussion of these policies.
RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended September 30, 2006 increased $6 million compared to the same period in the prior fiscal year. This increase is primarily due to reduced interest costs and a reduction in bad debt expense. Partially offsetting these cost reductions were lower sales of both electricity and gas due to more normal weather conditions in the current fiscal year than in the prior fiscal year. See the following discussions of revenues and operating expenses for more detailed explanations.
Net income for the six months ended September 30, 2006 decreased $22 million compared to the same period in the prior fiscal year. This decrease was partly a result of a positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was due to a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. Also contributing to the decrease to a lesser extent than the three months, were lower sales of both electricity and gas due to more normal weather conditions in the current fiscal year than in the prior fiscal year. Partially offsetting these decreases were reduced interest costs and lower income tax expense. See the following discussions of revenues and operating expenses for more detailed explanations.
REVENUES
Electric
The Company’s electricity business encompasses the transmission and distribution of electricity including stranded cost recoveries. The rates are set based on historical or forecasted costs, and the Company earns a return on its assets, including a return on the “stranded costs” associated with the divestiture of the Company’s generating assets under deregulation. Since the start of electricity deregulation in the state of New York, retail electric customers have been migrating to competitive suppliers for their commodity requirements. Commodity costs are passed through directly to customers.
Electric revenue includes:
•	Retail sales- delivery charges and recovery of purchased power costs from customers who purchase their electric supply from the Company.

•	Delivery only sales– charges for only the delivery of energy for customers who purchase their power from competitive electricity suppliers.

•	Sales for resale – sales of excess electricity to the NYISO at the market price of electricity.
Gas
The Company is also a gas distribution company that services customers in cities and towns in central and eastern New York. The Company’s gas rate plan allows it to recover all commodity costs (i.e., the purchasing, interstate transportation and storage of gas for sale to customers) from customers (similar to the recoverability of purchased electricity).
Gas revenue includes:
•	Retail sales – distribution (transportation) of gas and the commodity to customers who purchase their gas supply from the Company.

•	Transportation revenue – charges for the transportation of gas to customers who purchase their gas commodity from other suppliers.

•	Off-System Wholesale Sales – sales of gas commodity off its distribution system for resale.
Electric revenues for the three and six months ended September 30, 2006 decreased $4 million and $43 million, respectively, over the comparable periods of fiscal 2006.
The decrease of $4 million in electric revenues for the three-month period was primarily the result of migration of customers to competitive suppliers for their commodity requirements and an overall decrease in kWh deliveries of 4.9% due to milder weather than experienced in the prior fiscal year. Also contributing to the decrease in electric revenues were decreases in the costs of electricity that were passed on to customers. These decreases were offset by $34 million of rate plan deferral revenues reflecting recovery of $100 million over the nine-month period ending December 31, 2006. This recovery does not impact net income since the Company recognizes an equal and offsetting amount of amortization expense.
The decrease of $43 million for the six-month period is partly a result of a positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was due to a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. Also contributing to the decrease in electric revenues was the migration of customers to competitive suppliers for their commodity requirements and an overall decrease in kWh deliveries of 3.7% compared to the same period in the prior fiscal year due to milder weather than experienced in the prior fiscal year. These decreases were offset by $67 million of rate plan deferral revenues and increases in the costs of electricity that were passed on to customers.
Gas revenues decreased by $3 million and $8 million in the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year.
The decrease for the three months ended September 30, 2006 is due to lower gas prices passed through to customers and a decrease in weather-normalized use per customer for both residential and small commercial customers, which affected delivery service margins.
The decrease for the six months ended September 30, 2006 is also due to a decrease in weather-normalized use per customer for both residential and small commercial customers, which affected delivery service margins, offset by higher gas prices passed through to customers. The table below details the components of the fluctuations:
Period ended September 30, 2006
(In millions of dollars)

	Three	Six
	Months	Months
Cost of purchased gas	$(4)	$(7)
Delivery revenue	1	(1)
Total	$(3)	$(8)

The volume of gas sold for the three months ended September 30, 2006, excluding transportation of customer-owned gas, remained unchanged compared to the same period in the prior fiscal year. Usage for the three months ended September 30, 2006, adjusted for normal weather, was also approximately equal to the same period in the prior fiscal year.
The volume of gas sold for the six months ended September 30, 2006, excluding transportation of customer-owned gas, decreased 1.2 million Dth, or 8%, compared to the same period in the prior fiscal year. The decrease for the six months ended September 30, 2006 was partially due to a decline in use per customer for residential and small commercial customers. Usage for the six months ended September 30, 2006, adjusted for normal weather, decreased 0.5 million Dth, or 3.4%.
OPERATING EXPENSES
Purchased electricity decreased by $44 million and $70 million in the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in the volume of electricity purchased by 0.54 billion kWh, or 8.2% compared to the same period in the prior fiscal year, caused by the migration of customers to competitive suppliers for commodity, and a decrease in the price of electricity of 1.85% compared to the prior fiscal year. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers.
The decrease in the six-month period was primarily due to a decrease in the volume of electricity purchased by 1.2 billion kWh, or 9.6% compared to the same period in the prior fiscal year. The decrease in kWh is primarily due to customers that have been migrating to competitive suppliers for their commodity requirements and decreased demand due to less extreme weather than experienced in the prior fiscal year. This was offset by an increase in the price of electricity of 0.6% compared to the same period in the prior fiscal year. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers.
Purchased gas expense decreased $4 million and $7 million for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. Contributing to the decrease of $4 million in the three months was a decrease in gas prices of $3 million and a decrease of $2 million related to gas purchased for off-system sales. Contributing to the decrease of $7 million for the six months was a decrease of $11 million in volume to system customers and a decrease of $7 million related to gas purchased for off-system sales. These were offset by an increase of $11 million in gas prices. These costs do not affect gas margin or net income because the Company’s rate plan allows full recovery from customers.
Other operation and maintenance expense decreased $2 million and increased $2 million for the three and six months ended September 30, 2006, respectively, over the comparable periods of fiscal 2006. The table below details the components of the fluctuations.

Period ended September 30, 2006
(In millions of dollars)

	Three	Six
	Months	Months
Staffing costs	$2	$(1)
Bad debt expense	(5)	2
Storm costs	—	(2)
Consultants and contractors	2	2
Other	(1)	1

Total	$(2)	$2

The decrease of $2 million for the three months ended September 30, 2006 is primarily due to a reduction in bad debt expense. As a result of improved credit and collections practices, the Company was able to reduce bad debt reserves during the second quarter for certain classes of accounts receivable. This was offset by increases in staffing costs, and increased consultant and contractors costs.
The increase of $2 million for the six-month period ended September 30, 2006 was primarily due to an overall increase in bad debt expense resulting from higher commodity costs included in customers’ bills, and increased consultant and contractors costs. These were offset by a reduction in nonrecoverable storm costs for the period as well as overall lower staffing costs.
Amortization of stranded costs and rate plan deferrals increased $32 million and $63 million for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. The increase is primarily due to the amortization of deferral accounts established under the Merger Rate Plan. Beginning April 1, 2006, the Company implemented a $100 million rate increase for the nine-month period ended December 31, 2006 to recover these deferred costs described in “Revenues” above. The Company records an equal amount of amortization expense to offset the increase in electric revenues. Also under the Merger Rate Plan, the stranded investment regulatory asset is amortized unevenly at levels that increase over the ten-year term of the plan ending December 31, 2011. The amortization of stranded costs is scheduled in the Merger Rate Plan to decrease by approximately $2 million for all of fiscal year 2007. The change in the amortization of stranded costs and deferral accounts is included in the Company’s rates and does not impact net income.
Other taxes increased $5 million and $12 million for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. This increase is primarily due to a reduction in Power For Jobs tax credits resulting in higher gross receipts tax and an increase in property taxes.
Income taxes decreased $1 million and $24 million for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. The decreases for both periods were primarily due to lower book pretax income.
NON-OPERATING EXPENSES
Interest charges decreased $4 million and $11 million for the three and six months ended September 30, 2006, respectively, compared to the same periods in the prior fiscal year. The decrease in interest charges is attributable to maturing long-term debt replaced with affiliated company debt carrying lower interest rates, partially offset by increased interest charges due to increased short-term debt at higher interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Short-term liquidity. At September 30, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $47 million and accounts receivable of $502 million. The Company has a negative working capital balance of $436 million primarily due to short-term debt to affiliates of $677 million, accounts payable of $290 million and long-term debt payments due within one year of $200 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term and to cover debt requirements.
Net cash provided by operating activities decreased $25 million for the six months ended September 30, 2006 compared to the same period in the prior fiscal year. The primary reasons for the decrease in operating cash flow are a decrease in net income of $22 million, decreased accrued interest and taxes of $76 million, higher cash contributed to pension and post-retirement benefit plan trusts of $53 million. These were offset by a decrease in accounts receivable of $78 million which primarily is due to cash received from a one-time payment related to an outstanding accounts receivable and timing of a receipt related to an asset management contract, a change in materials and supplies of $31 million, and other items of $17 million.
Net cash used in investing activities increased by $89 million for the six months ended September 30, 2006 compared to the same period in the prior fiscal year. This increase was primarily due to an increase in restricted cash of $72 million due to required deposits related to commodity hedges and an increase in construction additions of $17 million.
Net cash used in financing activities decreased $160 million for the six months ended September 30, 2006 compared to the same period in the prior fiscal year. This decrease is primarily due to increased borrowings of short-term debt from affiliates of $325 million, offset by increased payments of long-term debt of $165 million.
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
OTHER REGULATORY MATTERS
Deferral Audit: On July 29, 2005, the Company filed its biannual CTC reset and deferral account recovery filing to reset rates charged to customers beginning January 1, 2006. The Company resets its CTC every two years under its Merger Rate Plan. The CTC reset is intended to account for changes in forecasted electricity and natural gas commodity prices, and the effects those changes have on the Company’s above market payments under legacy power contracts that otherwise would be stranded.
In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base threshold in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million ($669 million, less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the New York Public Service Commission (PSC) approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million is being collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and an evidentiary hearing took place before a hearing officer at the PSC to litigate certain issues which could impact the levels in the deferral account. Certain adjustments arising from the Staff’s audit work have been made to the deferral account balances as of June 30, 2005, which are primarily reclassifications from the deferral account to other balance sheet accounts, and the Company and the Staff have each revised their respective positions with regard to certain amounts previously in dispute. The Company has written off approximately $8 million of deferrals to operating expenses. At present, the current amount of the deferral account and projected amounts that remain in dispute is approximately $230 million. The Staff also indicated it had not completed its audit on other deferral account items, and that additional proposed adjustments may be forthcoming. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagrees with the vast majority of the Staff’s proposed adjustments to the deferral accounts and to the write-off of goodwill.
During the evidentiary hearing held in October 2006, the Company and the Staff agreed to enter into non-binding mediation discussions before an administrative law judge from the PSC in an attempt to resolve some or all of the amounts remaining in dispute. Despite its agreement to participate in the mediation process, the Company continues to believe that its accounting for the deferrals is appropriate and will continue to defer costs and revenues, as applicable, through the end of the Merger Rate Plan, subject to regulatory review and approval.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk or market risk strategies during the six months ended September 30, 2006. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2006, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
This Report on Form 10-Q contains certain statements that are neither reported financial results nor other historical information. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these forward-looking statements are subject to assumptions, risks and uncertainties, actual future results may differ materially from those expressed in or implied by such statements. We have identified the following risk factors that could have a material adverse effect on our business, financial condition, results of operations or future prospects, or your investment in our securities. Not all of these factors are within our control. In addition, other factors besides those listed below may have an adverse effect on the Company. Any forward-looking statements should be considered in light of these risk factors and the cautionary statement set out at the beginning of Management’s Discussion and Analysis on page 16 of this report.
Regulatory and environmental risks

Changes in law or regulation could have an adverse effect on our results of operations.
Our business is heavily regulated, and changes in law or regulation could adversely affect us. Regulatory decisions concerning, for example, whether licenses or approvals to operate are renewed and the level of permitted revenues could have an adverse impact on our results of operations, cash flows and financial condition. Our rate plan provides for deferral and recovery of the effects of any externally imposed accounting changes, and changes in federal and state rates, laws, regulations and precedents governing taxes that increase or decrease our costs or revenues from electric operations by more than $2 million per year, or by an amount that exceeds 1% of annual gas earnings. However, these deferred amounts are subject to regulatory review and audit. Approximately $230 million is currently in dispute regarding amounts already deferred and projected to be deferred, as discussed in more detail in Note B to the Financial Statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
          The exhibit index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
Date: November 13, 2006	By	/s/ Paul J. Bailey
Paul J. Bailey
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C.1350