Form 10-Q
period 2006-12-31
NIAGARA MOHAWK POWER CORP /NY/
filed 2007-02-12
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2007, were as follows:

Registrant	Title	Shares Outstanding
Niagara Mohawk Power Corporation	Common Stock, $1.00 par value (all held by Niagara Mohawk Holdings, Inc.)	187,364,863

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended December 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Operating revenues:
Electric	$797,838	$815,304	$2,419,052	$2,479,759
Gas	205,631	296,181	479,466	578,239

Total operating revenues	1,003,469	1,111,485	2,898,518	3,057,998

Operating expenses:
Purchased electricity	327,173	373,118	1,014,943	1,131,318
Purchased gas	132,665	219,205	290,883	384,762
Other operation and maintenance	238,355	196,704	581,651	538,152
Depreciation and amortization	52,775	51,764	157,455	152,358
Amortization of stranded costs and rate plan deferrals	98,729	67,140	296,188	201,420
Other taxes	41,826	53,807	155,881	156,254
Income taxes	19,726	30,245	89,461	123,804

Total operating expenses	911,249	991,983	2,586,462	2,688,068

Operating income	92,220	119,502	312,056	369,930
Other deductions, net	(929)	(1,317)	(4,751)	(2,553)

Operating and other income	91,291	118,185	307,305	367,377

Interest:
Interest on long-term debt	24,731	30,415	76,780	108,978
Interest on debt to associated companies	22,183	20,600	65,201	53,630
Other interest	7,100	3,866	16,854	7,865

Total interest expense	54,014	54,881	158,835	170,473

Net income	$37,277	$63,304	$148,470	$196,904

Dividends on preferred stock	407	407	1,219	1,219

Income available to common shareholder	$36,870	$62,897	$147,251	$195,685

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net income	$37,277	$63,304	$148,470	$196,904

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on securities	187	(156)	408	(856)
Hedging activity	(4,253)	(9,012)	(27,636)	18,147
Change in additional minimum pension liability	—	—	—	508
Reclassification adjustment for (gains) losses included in net income	12,204	(21,051)	13,772	(22,336)

Total other comprehensive income (loss)	8,138	(30,219)	(13,456)	(4,537)

Comprehensive income	$45,415	$33,085	$135,014	$192,367

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Retained earnings at beginning of period	$899,118	$606,075	$788,737	$473,287
Net income	37,277	63,304	148,470	196,904
Dividends on preferred stock	(407)	(407)	(1,219)	(1,219)

Retained earnings at end of period	$935,988	$668,972	$935,988	$668,972

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2006	2006

ASSETS
Utility plant, at original cost:
Electric plant	$5,825,608	$5,658,705
Gas plant	1,616,657	1,580,204
Common plant	284,616	309,053

Total utility plant	7,726,881	7,547,962
Less: Accumulated depreciation and amortization	2,324,214	2,247,350

Net utility plant	5,402,667	5,300,612

Goodwill	1,214,576	1,214,576
Pension intangible	34,294	36,885
Other property and investments	47,801	47,379
Current assets:
Cash and cash equivalents	17,623	10,847
Restricted cash	112,899	66,393
Accounts receivable (net of allowances of $117,089 and $123,310, respectively, and including receivables from associated companies of $5,570 and $10,238, respectively)	549,439	653,652
Materials and supplies, at average cost:
Gas storage	90,658	23,576
Other	23,962	21,356
Prepaid taxes	84,194	13,847
Current deferred income taxes	133,455	168,354
Regulatory asset — swap contracts	190,601	246,551
Other	17,289	13,979

Total current assets	1,220,120	1,218,555

Regulatory and other non-current assets:
Regulatory assets:
Merger rate plan stranded costs	2,293,934	2,486,590
Swap contracts	102,825	290,902
Regulatory tax asset	108,412	106,624
Deferred environmental remediation costs	406,045	399,630
Pension and postretirement benefit plans	545,444	527,829
Additional minimum pension liability	88,743	75,252
Loss on reacquired debt	53,862	59,521
Other	535,599	499,716

Total regulatory assets	4,134,864	4,446,064
Other non-current assets	24,356	30,744

Total regulatory and other non-current assets	4,159,220	4,476,808

Total assets	$12,078,678	$12,294,815

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31,	March 31,
	2006	2006

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock ($1 par value)	$187,365	$187,365
Authorized — 250,000,000 shares
Issued and outstanding — 187,364,863 shares
Additional paid-in capital	2,929,501	2,929,501
Accumulated other comprehensive loss	(18,272)	(4,816)
Retained earnings	935,988	788,737

Total common stockholder’s equity	4,034,582	3,900,787
Preferred stockholder’s equity:
Cumulative preferred stock ($100 par value, optionally redeemable)	41,170	41,170
Authorized — 3,400,000 shares
Issued and outstanding — 411,705 shares
Long-term debt	1,249,142	1,448,934
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,524,894	6,590,891

Current liabilities:
Accounts payable (including payables to associated companies of $30,192 and $28,315, respectively)	297,850	275,223
Customers’ deposits	36,920	32,345
Accrued interest	33,487	65,952
Accrued taxes	3,582	75,551
Short-term debt to affiliates	689,300	578,900
Current portion of liability for swap contracts	190,601	246,551
Current portion of long-term debt	200,000	275,000
Hedging instruments	67,741	32,555
Other	111,352	97,284

Total current liabilities	1,630,833	1,679,361

Other non-current liabilities:
Accumulated deferred income taxes	1,718,888	1,687,360
Liability for swap contracts	102,825	290,902
Employee pension and other benefits	620,863	621,635
Liability for environmental remediation costs	406,045	399,630
Nuclear fuel disposal costs	156,218	150,642
Cost of removal regulatory liability	350,823	337,995
Other	567,289	536,399

Total other non-current liabilities	3,922,951	4,024,563

Commitments and contingencies (Note C)	—	—

Total capitalization and liabilities	$12,078,678	$12,294,815

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2006	2005

Operating activities:
Net income	$148,470	$196,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,455	152,358
Amortization of stranded costs	296,188	201,420
Provision for deferred income taxes	74,001	98,456
Pension and other benefit plan expense	97,012	85,666
Cash contributed to pension and postretirement benefit plan trusts	(146,644)	(95,500)
Changes in operating assets and liabilities:
Net accounts receivable	104,213	(26,357)
Materials and supplies	(69,688)	(108,587)
Accounts payable and accrued expenses	41,270	118,734
Accrued interest and taxes	(104,434)	(46,463)
Prepaid taxes	(70,347)	27,512
Regulatory assets	(153,159)	(222,384)
Other, net	93,237	42,056

Net cash provided by operating activities	467,574	423,815

Investing activities:
Construction additions	(263,956)	(201,948)
Change in restricted cash	(46,506)	(20,296)
Other investments	(10,500)	9,631
Other, net	26,906	(11,203)

Net cash used in investing activities	(294,056)	(223,816)

Financing activities:
Dividends paid on preferred stock	(1,219)	(1,219)
Reductions in long-term debt	(275,923)	(550,418)
Net change in short-term debt to affiliates	110,400	339,500

Net cash used in financing activities	(166,742)	(212,137)

Net increase (decrease) in cash and cash equivalents	6,776	(12,138)
Cash and cash equivalents, beginning of period	10,847	19,922

Cash and cash equivalents, end of period	$17,623	$7,784

Supplemental disclosures of cash flow information:
Interest paid	$193,334	$217,562
Income taxes paid	$168,966	$9,580
The accompanying notes are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2006 Condensed Consolidated Balance Sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. The March 31, 2006 Condensed Consolidated Balance Sheet included in this Form 10-Q is unaudited, as it does not contain all of the footnote disclosures contained in the Company’s Annual Report on Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Due to weather patterns in the Company’s service territory, electric sales tend to be substantially higher in summer and winter months and gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. The Company’s earnings for the three-month and nine-month periods ended December 31, 2006 may not be indicative of earnings for all or any part of the balance of the fiscal year.
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
On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This standard amends SFAS Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer with a defined benefit plan or other postretirement plan to recognize an asset or liability on its balance sheet for the overfunded or underfunded status of the plan as defined by SFAS No. 158. The Company will adopt this standard as of March 31, 2007. The Company is currently assessing the impact this standard could have on its results of operations and financial position. Based on the current funded status of the plans, the Company expects to recognize an increased liability under the provisions of SFAS No. 158. However, as a result of the New York Public Service Commission’s (PSC) “Statement of Policy and Order Concerning the Accounting and Ratemaking Treatment for Pensions and Postretirement Benefits Other Than Pensions,” the Company has specific recovery of pension and other postretirement expense and anticipates recognizing a regulatory asset.
NOTE B — RATE AND REGULATORY ISSUES
General: The Company’s financial statements conform to generally accepted accounting principles in the United States of America (GAAP), including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company records regulatory assets (costs deferred for future recovery from customers) and regulatory liabilities (revenues collected for payment of future costs or for future return to customers) on the balance sheet. The Company’s regulatory assets were approximately $4.3 billion as of December 31, 2006 and $4.7 billion as of March 31, 2006. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan and Gas Multi-Year Rate and Restructuring Agreement. The Company is earning a return on most of its regulatory assets under its Merger Rate Plan. The Company believes that the prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), will be sufficient to recover and earn a return on the Merger Rate Plan’s stranded regulatory assets over their planned amortization periods, assuming no unforeseen reduction in load or bypass of the CTC charges. The Company’s ongoing electric business continues to be rate-regulated on a cost-of-service basis under the Merger Rate Plan and, accordingly, the Company continues to apply SFAS No. 71 to it. In addition, the Company’s Independent Power Producer contracts, and the Purchase Power Agreements entered into when the Company exited the power generation business, continue to be the obligations of the regulated business.
In the event the Company determines, as a result of lower than expected revenues and (or) higher than expected costs, that its net regulatory assets are not probable of recovery, it can no longer apply the principles of SFAS No. 71 and would be required to record an after-tax, non-cash charge against income for any remaining unamortized net regulatory assets. If the Company could no longer apply SFAS No. 71, the resulting charge would be material to the Company’s reported financial condition and results of operations.
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

In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base threshold in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million ($669 million less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the PSC approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million was collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and an evidentiary hearing took place before a hearing officer at the PSC to litigate certain issues, which could impact the levels in the deferral account. Certain adjustments arising from the Staff’s audit work have been made to the deferral account balances as of June 30, 2005, which are primarily reclassifications from the deferral account to other balance sheet accounts, and the Company and the Staff have each revised their respective positions with regard to certain amounts previously in dispute. The Company has written off approximately $8 million of deferrals to operating expenses. As of December 31, 2006, the Company and Staff differ by $230 million in the amount of actual and forecasted deferral that would be allowed for recovery as of December 31, 2007. The Staff also proposed positions that would reduce prospective deferral recoveries. The Staff indicated it had not completed its audit on other deferral account items, and that additional proposed adjustments may be forthcoming. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagreed with the Staff positions on the deferral account and treatment of goodwill. Evidentiary hearings have been held before an administrative law judge on these issues.
During the evidentiary hearing held in October 2006, the Company and the Staff agreed to enter into non-binding mediation discussions before an administrative law judge from the PSC in an attempt to resolve some or all of the amounts remaining in dispute, and that process is continuing. In the event that a settlement is reached through the mediation process, the settlement would be subject to approval by the Commission.
Service Quality Penalties: In connection with its Merger Rate Plan, the Company is subject to maintaining certain service quality standards. Service quality measures focus on eleven categories including safety targets related to gas operations, electric reliability measures related to outages, residential and business customer satisfaction, meter reads, customer call response times, and administration of the Low-Income Customer Assistance Program. If a prescribed standard is not satisfied, the Company may incur a penalty, with the penalty amount applied as a credit or refund to customers.
Service quality performance is measured on a calendar year basis, thus the entire calendar year is taken into account when determining whether a penalty has been incurred that would be credited or refunded to customers. Target service levels for the customer service measures and the electric reliability measures are based on performance under all operating conditions. However, exclusions do apply for major storms or abnormal operating conditions such as periods of catastrophe, natural disaster, strike or other unusual events not in the Company’s control. The Company has recorded service quality penalty expenses of $11 million for the nine months ended December 31, 2006 and $9 million for the same period in the prior fiscal year.
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
The U.S. Environmental Protection Agency (EPA), New York Department of Environmental Conservation (DEC), as well as private entities have alleged that the Company is a potentially responsible party under state or federal law for the remediation of an aggregate of approximately 90 sites, including 47 which are Company-owned. The Company’s most significant liabilities relate to former manufactured gas plant (MGP) facilities formerly owned or operated by the Company’s previous owners. The Company is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with the EPA and DEC.
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
The Company is pursuing claims against other potentially responsible parties to recover investigation and remediation costs it believes are the obligations of those parties. The Company cannot predict the success of such claims, however. As of December 31, 2006 and March 31, 2006, the Company had accrued liabilities related to its environmental obligations of $406 million and $400 million, respectively. The increase in the accrued liabilities was primarily the result of recent remedial studies on several sites, which resulted in recognition of higher expected costs. The high end of the range of potential liabilities at December 31, 2006 is estimated at $526 million.
Nuclear Contingencies: As of December 31, 2006 and March 31, 2006, the Company had a liability of $156 million and $151 million, respectively, in other non-current liabilities for the disposal of nuclear fuel irradiated prior to 1983. In January 1983, the Nuclear Waste Policy Act of 1982 (the Nuclear Waste Act) established a cost of $.001 per kWh of net generation for current disposal of nuclear fuel and provides for a determination of the Company’s liability to the U.S. Department of Energy (DOE) for the disposal of nuclear fuel irradiated prior to 1983. The Nuclear Waste Act also provides three payment options for liquidating such liability and the Company has elected to delay payment, with interest, until the year in which Constellation Energy Group Inc., which purchased the Company’s nuclear assets, initially plans to ship irradiated fuel to an approved DOE disposal facility. Progress in developing the DOE facility has been slow and it is anticipated that the DOE facility will not be ready to accept deliveries until at least 2010.

Legal Matters:
Station Service Cases: A number of generators complained or withheld payments associated with the Company’s delivery of station service to their generation facilities, arguing that they were permitted to bypass its retail charges. The Federal Energy Regulatory Commission (FERC) issued two orders on complaints filed by the Company’s station service customers in December 2003, allowing two generators to net their station service electricity over a 30-day period and to avoid state-authorized charges for deliveries made over distribution facilities. Subsequent to December 2003, FERC issued a third order that involved affiliates of NRG Energy, Inc. These orders directly conflict with the Company’s state-approved tariffs and the orders of the PSC on station service rates. The effect of these orders is to permit these generators to bypass the Company’s state-jurisdictional station service charges for electricity, including those set forth in the filing that was approved by the PSC on November 25, 2003. In aggregate, the Company is owed approximately $62 million as of December 31, 2006. The Company appealed these orders to the U.S. Court of Appeals for the District of Columbia Circuit, and the matters were consolidated for appeal. On June 23, 2006, the Court issued a decision upholding the FERC’s orders, and on October 23, 2006, the Court denied the Company’s request for rehearing. On January 22, 2007, the Company filed a joint petition for certiorari to the United States Supreme Court requesting the Court to review and reverse the decision of the Court of Appeals.
The Court of Appeals order upholding the FERC’s orders allows generators to bypass local distribution company charges (including stranded cost recovery charges) when receiving service through the New York Independent System Operator (NYISO) if the amount of power produced by a generator over a 30-day period exceeds the amount of power taken over the power grid.
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

	Electric — Distribution
(In thousands of dollars)		Stranded Cost		Gas —	Electric —	Total
	Distribution	Recoveries	Total	Distribution	Transmission	Segments

Three Months Ended:

December 31, 2006
Operating revenue	$689,977	$47,662	$737,639	$205,631	$60,199	$1,003,469
Operating income before income taxes	45,409	28,908	74,317	19,722	17,907	111,946
Depreciation and amortization	34,117	28	34,145	9,866	8,764	52,775
Amortization of stranded costs and rate plan deferrals	33,999	63,984	97,983	—	746	98,729

December 31, 2005
Operating revenue	$605,730	$147,717	$753,447	$296,181	$61,857	$1,111,485
Operating income before income taxes	57,557	44,626	102,183	25,424	22,140	149,747
Depreciation and amortization	33,569	55	33,624	9,582	8,558	51,764
Amortization of stranded costs and rate plan deferrals	—	67,140	67,140	—	—	67,140

Nine Months Ended:

December 31, 2006
Operating revenue	$2,049,504	$180,489	$2,229,993	$479,466	$189,059	$2,898,518
Operating income before income taxes	186,319	106,090	292,409	41,918	67,190	401,517
Depreciation and amortization	101,616	111	101,727	29,471	26,257	157,455
Amortization of stranded costs and rate plan deferrals	101,998	191,952	293,950	—	2,238	296,188

December 31, 2005
Operating revenue	$1,860,288	$423,550	$2,283,838	$578,239	$195,921	$3,057,998
Operating income before income taxes	235,269	128,056	363,325	49,097	81,312	493,734
Depreciation and amortization	97,795	163	97,958	28,538	25,862	152,358
Amortization of stranded costs and rate plan deferrals	—	201,420	201,420	—	—	201,420

	Electric — Distribution
(In thousands of dollars)		Stranded Cost		Gas —	Electric —		Total
	Distribution	Recoveries	Total	Distribution	Transmission	Corporate	Segments

December 31, 2006
Goodwill	$697,279	$—	$697,279	$214,588	$302,709	$—	$1,214,576
Total assets	5,365,539	2,634,100	7,999,639	2,037,344	1,602,117	439,578	12,078,678

March 31, 2006
Goodwill	$697,279	$—	$697,279	$214,588	$302,709	$—	$1,214,576
Total assets	5,315,847	3,051,430	8,367,277	1,930,459	1,594,863	402,216	12,294,815

NOTE E — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Gain (Loss)			Total
	On	Additional		Accumulated
	Available-	Minimum		Other
(In thousands of dollars)	for-Sale	Pension	Cash Flow	Comprehensive
	Securities	Liability	Hedges	Income (Loss)

March 31, 2006 balance, net of tax	$1,136	$(1,199)	$(4,753)	$(4,816)
Unrealized gains (losses) on securities	408	—	—	408
Hedging activity	—	—	(27,636)	(27,636)
Reclassification adjustment for (gains) losses included in net income	(200)	—	13,972	13,772

December 31, 2006 balance, net of tax	$1,344	$(1,199)	$(18,417)	$(18,272)

     The deferred tax benefit (expense) on other comprehensive income for the following periods was:

	For the Nine Months
	Ended December 31,
(In thousands of dollars)	2006	2005

Unrealized gains (losses) on securities	$(272)	$570
Hedging activity	18,424	(12,098)
Change in additional minimum pension liability	—	(339)
Reclassification adjustment for (gains) losses included in net income	(9,181)	14,891

	$8,971	$3,024

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
The benefit plans’ costs charged to the Company during the three and nine month periods ended December 31, 2006 and 2005 include the following:

			Other Postretirement
(In thousands of dollars)	Pension Benefits		Benefits
For the Three Months Ended
December 31,	2006	2005	2006	2005

Service cost	$7,591	$8,121	$4,443	$4,722
Interest cost	18,484	18,843	19,014	17,630
Expected return on plan assets	(17,524)	(16,859)	(11,433)	(11,455)
Amortization of prior service cost	864	864	3,642	3,642
Amortization of net loss	7,871	8,567	7,467	7,629

Net periodic benefit cost	$17,286	$19,536	$23,133	$22,168

Settlement loss	$24,221		$—

			Other Postretirement
(In thousands of dollars)	Pension Benefits		Benefits
For the Nine Months Ended
December 31,	2006	2005	2006	2005

Service cost	$22,391	$24,362	$13,329	$14,165
Interest cost	56,472	56,527	57,043	52,890
Expected return on plan assets	(53,044)	(50,573)	(34,300)	(34,366)
Amortization of prior service cost	2,591	2,591	10,926	10,926
Amortization of net loss	22,983	25,701	22,402	22,888

Net periodic benefit cost	$51,393	$58,608	$69,400	$66,503

Settlement loss	$24,221
Estimated contributions for fiscal year 2007	$202,716		$—
Settlement Loss
The Company’s pension plan has unrecognized losses as a result of changes in the value of the projected benefit obligation and the plan assets due to experience different from that assumed and from changes in actuarial assumptions. Under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recognized a settlement loss of approximately $24 million during the three months ended December 31, 2006 due to plan payouts that exceeded the threshold as prescribed in SFAS No. 88. In a prior period settlement loss, the PSC provided approval for the Company to recover approximately 50% of the incurred pension settlement loss.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company does not undertake any obligation to revise any statements in this report to reflect events or circumstances after the date of this report.
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
RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended December 31, 2006 decreased $26 million compared to the same period in the prior fiscal year. This was partly the result of a $24 million pension settlement loss recorded during the quarter, increased non-recoverable costs associated with severe storms in the Company’s service territory, and other increased costs, as well as lower sales of both electricity and gas due to milder weather conditions in the current fiscal year than in the prior fiscal year. These increases were partially offset by decreased staffing costs, reduced bad debt expense and lower income taxes and other taxes expense. See the following discussions of revenues and operating expenses for more detailed explanation.
Net income for the nine months ended December 31, 2006 decreased $48 million compared to the same period in the prior fiscal year. This decrease was partly a result of a positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was due to a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. The decrease for the nine months was also the result of the pension settlement loss, increased severe storm costs and other increased costs, as well as lower sales of both electricity and gas due to milder weather conditions in the current fiscal year than in the prior fiscal year. Partially offsetting these decreases were reduced interest costs and lower income tax expense. See the following discussions of revenues and operating expenses for more detailed explanation.
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
Electric revenue includes:
•	Retail sales — delivery charges and recovery of purchased power costs from customers who purchase their electric supply from the Company.

•	Delivery only sales — charges for only the delivery of energy for customers who purchase their power from competitive electricity suppliers.

•	Sales for resale — sales of excess electricity to the NYISO at the market price of electricity.
Gas
The Company is also a gas distribution company that services customers in cities and towns in central and eastern New York. The Company’s gas rate plan allows it to recover all commodity costs (i.e., the purchasing, interstate transportation and storage of gas for sale to customers) from customers (similar to the recovery of purchased electricity).
Gas revenue includes:
•	Retail sales — distribution (transportation) of gas and the commodity to customers who purchase their gas supply from the Company.

•	Transportation revenue — charges for the transportation of gas to customers who purchase their gas commodity from other suppliers.

•	Off-System wholesale sales — sales of gas commodity off its distribution system for resale.
Electric revenues for the three and nine months ended December 31, 2006 decreased $17 million and $61 million, respectively, over the comparable periods of fiscal 2006.

The decrease of $17 million in electric revenues for the three-month period was primarily the result of the migration of customers to competitive suppliers for their commodity requirements and an overall decrease in kWh deliveries of 2.1% due to milder weather than experienced in the prior fiscal year. Also contributing to the decrease in electric revenues were decreases in the costs of electricity that were passed on to customers. These decreases were offset by $33 million of rate plan deferral revenues reflecting recovery of $100 million over the nine-month period ended December 31, 2006. This recovery does not impact net income since the Company recognizes an equal and offsetting amount of amortization expense.
The decrease of $61 million for the nine-month period is partly a result of a positive adjustment to electric revenues of $32 million in fiscal year 2006 with no comparable adjustment in the current fiscal year. This adjustment was due to a one-time recognition of a regulatory asset related to the recovery of a previously fully reserved accounts receivable. Also contributing to the decrease in electric revenues was the migration of customers to competitive suppliers for their commodity requirements and an overall decrease in kWh deliveries of 3.2% compared to the same period in the prior fiscal year due to milder weather than experienced in the prior fiscal year. Also contributing to the decrease in electric revenues were decreases in the costs of electricity that were passed on to customers. These decreases were offset by $100 million of rate plan deferral revenues. This recovery does not impact net income since the Company recognizes an equal and offsetting amount of amortization expense.
Gas revenues for the three and nine months ended December 31, 2006 decreased by $91 million and $99 million, respectively, compared to the same periods in the prior fiscal year.
The decrease for the three months ended December 31, 2006 is primarily due to lower gas prices passed through to customers. Delivery revenue decreased by $4 million as a result of an annual reconciliation to the Lost and Unaccounted For Gas incentive mechanism. This incentive mechanism provides the Company with an incentive to control Lost and Unaccounted For Gas and is included in the Company’s gas rate plan.
The decrease for the nine months ended December 31, 2006 is also primarily due to lower gas prices passed through to customers. In addition, a decrease in weather-normalized use per customer for both residential and small commercial customers resulted in decreased delivery service margins. Delivery revenue decreased by $4 million as a result of an annual reconciliation to the Lost and Unaccounted For Gas incentive mechanism. This incentive mechanism provides the Company with an incentive to control Lost and Unaccounted For Gas and is included in the Company’s gas rate plan. The table below details the components of the fluctuations.

Period Ended December 31, 2006
	Three	Nine
(In millions of dollars)	Months	Months

Cost of purchased gas	$(87)	$(94)
Delivery revenue	(4)	(4)
Other	—	(1)

Total	$(91)	$(99)

The volume of gas sold for the three months ended December 31, 2006, excluding transportation of customer-owned gas, decreased 1.4 million Dth or 10.7% compared to the same period in the prior fiscal year. The decrease for the three months ended December 31, 2006 was partially due to a decline in use per customer for residential and small commercial customers. Usage for the three months ended December 31, 2006, adjusted for normal weather, decreased 0.6 million Dth or 3.9% compared to the same period in the prior fiscal year.

The volume of gas sold for the nine months ended December 31, 2006, excluding transportation of customer-owned gas, decreased 2.7 million Dth, or 9.2%, compared to the same period in the prior fiscal year. The decrease for the nine months ended December 31, 2006 was partially due to a decline in use per customer for residential and small commercial customers. Usage for the nine months ended December 31, 2006, adjusted for normal weather, decreased 1.1 million Dth, or 3.6%.
OPERATING EXPENSES
Purchased electricity decreased by $46 million and $116 million in the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. The decrease for the three-month period was primarily due to a decrease in the volume of electricity purchased by 0.2 billion kWh, or 3.6% compared to the same period in the prior fiscal year, caused by the migration of customers to competitive suppliers for commodity requirements and decreased demand due to milder weather than experienced in the prior fiscal year. Also contributing to the decrease was a reduction in the price of electricity of 9.02% compared to the same period in the prior fiscal year. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers.
The decrease in the nine-month period was primarily due to a decrease in the volume of electricity purchased by 1.4 billion kWh, or 7.7% compared to the same period in the prior fiscal year. The decrease in kWh is primarily due to customers that have been migrating to competitive suppliers for their commodity requirements and decreased demand due to milder weather than experienced in the prior fiscal year. Also contributing to the decrease was a reduction in the price of electricity of 2.78% compared to the same period in the prior fiscal year. These costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers.
Purchased gas expense decreased $87 million and $94 million for the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. Contributing to the decrease of $87 million in the three months was a decrease in gas prices of $48 million, a decrease of $19 million related to decreased volume of gas purchased to serve system customers, and a decrease of $20 million related to gas purchased for off-system sales. Contributing to the decrease of $94 million for the nine months was a decrease in gas prices of $32 million, a decrease of $36 million related to decreased volume of gas purchased to serve system customers, and a decrease of $26 million related to gas purchased for off-system sales. These costs do not affect gas margin or net income because the Company’s rate plan allows full recovery from customers.
Other operation and maintenance expense increased $42 million and $43 million for the three and nine months ended December 31, 2006, respectively, over the comparable periods of fiscal 2006. The table below details the components of the fluctuations.

Period Ended December 31, 2006
	Three	Nine
(In millions of dollars)	Months	Months

Pension settlement loss	$24	$24
Staffing costs	(5)	(7)
Bad debt expense	(8)	(6)
Storm costs	9	7
Consultants and contractors	8	10
Service quality penalties	6	2
Rents	1	3
Materials & supplies	2	(1)
Other	5	11

Total	$42	$43

The Company recorded a pension settlement loss of $24 million in its current fiscal quarter associated with pension payouts. For further information, see Note F, Employee Benefits, in Part I, Item 1.
Staffing costs, excluding storm related costs, have decreased as a result of lower healthcare and workers’ compensation and other benefit costs.
Bad debt expense has decreased as a result of improved collection practices and lower revenues billed to customers.
The Company is allowed to recover from customers the costs of major storms in which the costs and/or number of customers affected exceed certain specified thresholds. Non-recoverable storm costs are composed of: (1) the first $8 million of costs, cumulatively, associated with major storms, and (2) the costs of each storm thereafter that does not qualify as a major storm as defined in the Company’s rate plan. Non-recoverable storm costs increased due to a higher incidence of severe storms that occurred in the current fiscal year as compared to the prior year that did not qualify for recovery from customers. In October 2006, the Company suffered the most significant storm damage it has experienced in Western New York since the Company began serving the area more than 100 years ago. Most of the costs associated with this storm are recoverable. The regulatory asset associated with this storm was $72 million at December 31, 2006.
The increase in consultants and contractor costs is partially due to increased tree trimming costs associated with the Company’s reliability improvement program. Also, the Company has been utilizing more external vendors in response to merger integration initiatives.
Service quality penalties have increased in part due to the doubling of the penalty associated with failing to achieve a particular electric reliability measure related to system interruptions. Service quality penalties are described in Note B, Rate and Regulatory Issues in Part 1, Item 1.
Amortization of stranded costs and rate plan deferrals increased $32 million and $95 million for the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. The increase is primarily due to the amortization of deferral accounts established under the Merger Rate Plan. Beginning April 1, 2006, the Company implemented a $100 million rate increase for the nine-month period ended December 31, 2006 to recover these deferred costs described in “Revenues” above. The Company records an equal amount of amortization expense to offset the increase in electric revenues. Also under the Merger Rate Plan, the stranded investment regulatory asset is amortized unevenly at levels that increase over the ten-year term of the plan ending December 31, 2011. The change in the amortization of stranded costs and deferral accounts is included in the Company’s rates and does not impact net income.

Other taxes decreased $12 million and was relatively unchanged for the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. The decrease of $12 million was primarily a result of a property tax true-up related to revised estimates.
Income taxes decreased $11 million and $34 million for the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. The decreases for both periods were primarily due to lower book pretax income.
NON-OPERATING EXPENSES
Interest charges decreased $1 million and $12 million for the three and nine months ended December 31, 2006, respectively, compared to the same periods in the prior fiscal year. The decrease in interest charges is attributable to maturing long-term debt replaced with affiliated company debt carrying lower interest rates. This is partially offset by increased interest charges due to increased short-term debt at higher interest rates and higher interest rates on the tax-exempt variable rate debt.
LIQUIDITY AND CAPITAL RESOURCES
Short-term liquidity. At December 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $18 million and accounts receivable of $549 million. The Company has a negative working capital balance of $411 million primarily due to short-term debt due to affiliates of $689 million, accounts payable of $298 million and long-term debt payments due within one year of $200 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term and to cover debt requirements.
Net cash provided by operating activities increased by $44 million for the nine months ended December 31, 2006 compared to the same period in the prior fiscal year. The primary reasons for the increase in operating cash flow are a decrease in accounts receivable of $131 million and a change in materials and supplies of $39 million. These were offset by higher cash contributed to pension and postretirement benefit plan trusts of $51 million, decreased accrued interest and taxes of $58 million and various other items totaling $17 million.
Net cash used in investing activities increased by $70 million for the nine months ended December 31, 2006 compared to the same period in the prior fiscal year. This increase was primarily due to an increase in construction additions of $62 million.
Net cash used in financing activities decreased $45 million for the nine months ended December 31, 2006 compared to the same period in the prior fiscal year. This decrease is due to decreased borrowings of short-term debt from affiliates of $229 million, offset by decreased payments of long-term debt of $274 million.
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
In addition, the Merger Rate Plan allows the Company to recover amounts exceeding a $100 million base threshold in its deferral accounts (as projected through the end of each two-year CTC reset period through the end of the Merger Rate Plan). In the July 29, 2005 filing, the Company included a proposal to recover the excess balance of the deferral accounts as of June 30, 2005 of $196 million ($296 million, less the $100 million base deferral threshold that continues through the end of the Merger Rate Plan) and a projection through the end of the two-year period of $373 million, producing a total projected recoverable balance of $569 million ($669 million less the $100 million base deferral threshold as of December 31, 2007). On December 27, 2005, the PSC approved the Company’s proposal for the new CTC effective January 1, 2006. The PSC also approved recovery of deferral account amounts of $100 million in calendar year 2006 and $200 million in calendar year 2007. For 2006, the deferral-related surcharge was included in rates beginning in April and the $100 million was collected over the last nine months of the 2006 calendar year.
An audit of the deferral amount by the Department of Public Service Staff (Staff) has been ongoing for several months and an evidentiary hearing took place before a hearing officer at the PSC to litigate certain issues, which could impact the levels in the deferral account. Certain adjustments arising from the Staff’s audit work have been made to the deferral account balances as of June 30, 2005, which are primarily reclassifications from the deferral account to other balance sheet accounts, and the Company and the Staff have each revised their respective positions with regard to certain amounts previously in dispute. The Company has written off approximately $8 million of deferrals to operating expenses. As of December 31, 2006, the Company and Staff differ by $230 million in the amount of actual and forecasted deferral that would be allowed for recovery as of December 31, 2007. The Staff also proposed positions that would reduce prospective deferral recoveries. The Staff indicated it had not completed its audit on other deferral account items, and that additional proposed adjustments may be forthcoming. In addition, the Staff proposed to require the write-off of all of the $1.2 billion of goodwill on the Company’s balance sheet associated with the Company’s acquisition by National Grid. Because goodwill is excluded from the Company’s investment base for ratemaking purposes, the Staff’s position on goodwill has no impact on the Company’s future rates. The Company disagreed with the Staff positions on the deferral account and treatment of goodwill. Evidentiary hearings have been held before an administrative law judge on these issues.
During the evidentiary hearing held in October 2006, the Company and the Staff agreed to enter into non-binding mediation discussions before an administrative law judge from the PSC in an attempt to resolve some or all of the amounts remaining in dispute, and that process is continuing. In the event that a settlement is reached through the mediation process, the settlement would be subject to approval by the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk or market risk strategies during the nine months ended December 31, 2006. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2006, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 4. CONTROLS AND PROCEDURES
The Company has carried out an evaluation under the supervision and with the participation of its management, including the Chief Financial Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on that evaluation, it was determined that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Chief Financial Officer and President, as appropriate, to allow timely decisions regarding disclosure.
During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
This Report on Form 10-Q contains certain statements that are neither reported financial results nor other historical information. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these forward-looking statements are subject to assumptions, risks and uncertainties, actual future results may differ materially from those expressed in or implied by such statements. We have identified the following risk factors that could have a material adverse effect on our business, financial condition, results of operations or future prospects, or your investment in our securities. Not all of these factors are within our control. In addition, other factors besides those listed below may have an adverse effect on the Company. Any forward-looking statements should be considered in light of these risk factors and the cautionary statement set out at the beginning of Management’s Discussion and Analysis on page 15 of this report.

Regulatory and environmental risks
Changes in law or regulation could have an adverse effect on our results of operations.
Our business is heavily regulated, and changes in law or regulation could adversely affect us. Regulatory decisions concerning, for example, whether licenses or approvals to operate are renewed and the level of permitted revenues could have an adverse impact on our results of operations, cash flows and financial condition. Our rate plan provides for deferral and recovery of the effects of any externally imposed accounting changes, and changes in federal and state rates, laws, regulations and precedents governing taxes that increase or decrease our costs or revenues from electric operations by more than $2 million per year, or by an amount that exceeds 1% of annual gas earnings. However, these deferred amounts are subject to regulatory review and audit. As of December 31, 2006, the Company and Staff differ by $230 million in the amount of actual and forecasted deferral that would be allowed for recovery as of December 31, 2007. This is discussed in more detail in Note B to the Financial Statements.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION

Date: February 12, 2007	By	/s/ Paul J. Bailey

Paul J. Bailey Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C.1350