Form 10-Q
period 2007-06-30
NIAGARA MOHAWK POWER CORP /NY/
filed 2007-08-14
CIK 71932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2007, were as follows:

Registrant	Title	Shares Outstanding
Niagara Mohawk Power Corporation	Common Stock, $1.00 par value	187,364,863
	(all held by Niagara Mohawk
	Holdings, Inc.)

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q — For the Quarter Ended June 30, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Operations
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

Operating revenues:
Electric	$783,536	$731,877
Gas	205,529	183,306

Total operating revenues	989,065	915,183

Operating expenses:
Purchased electricity	336,425	307,211
Purchased gas	135,332	114,529
Other operation and maintenance	191,548	177,065
Depreciation and amortization	53,993	52,237
Amortization of stranded costs and rate plan deferrals	120,733	98,729
Other taxes	55,625	56,587
Income taxes	14,291	24,563

Total operating expenses	907,947	830,921

Operating income	81,118	84,262
Other deductions, net	(1,052)	(1,569)

Operating and other income	80,066	82,693

Interest:
Interest on long-term debt	22,665	27,329
Interest on debt to associated companies	18,914	21,356
Other interest	7,396	5,039

Total interest expense	48,975	53,724

Net income	31,091	28,969

Dividends on preferred stock	406	406

Income available to common shareholder	$30,685	$28,563

Condensed Consolidated Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

Net income	$31,091	$28,969
Other comprehensive income (losses), net of tax:
Unrealized gains (losses) on securities	351	(271)
Hedging activity	(10,446)	(5,343)
Amortization of unrealized post-retirement benefit costs	12	—
Reclassification adjustment for losses included in net income	4,287	1,594

Total other comprehensive losses, net of tax	(5,796)	(4,020)

Comprehensive income	$25,295	$24,949

Per share data is not relevant because Niagara Mohawk’s common stock is wholly-owned by Niagara Mohawk Holdings, Inc.
The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006

Retained earnings, beginning of period	$976,688	$788,737
Adoption of new accounting standard FIN 48	(8,393)	—

Adjusted balance, beginning of period	968,295	788,737
Net income	31,091	28,969
Dividends on preferred stock	(406)	(406)

Retained earnings, end of period	$998,980	$817,300

The accompanying notes are an integral part of these financial statements

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2007	2007

ASSETS
Utility plant, at original cost:
Electric plant	$5,898,819	$5,854,677
Gas plant	1,632,218	1,617,848
Common plant	290,059	288,837

Total utility plant	7,821,096	7,761,362
Less: Accumulated depreciation and amortization	2,355,205	2,318,967

Net utility plant	5,465,891	5,442,395

Goodwill	1,291,911	1,242,461
Other property and investments	48,378	47,506

Current assets:
Cash and cash equivalents	14,809	15,746
Restricted cash	83,160	37,648
Accounts receivable (less reserves of $134,430 and $126,619, respectively, and including receivables from associated companies of $11,621 and $10,232, respectively)	569,054	670,548
Materials and supplies, at average cost:
Gas storage	55,382	4,277
Other	26,162	27,926
Derivative instruments	—	7,945
Prepaid taxes	26,975	75,573
Current deferred income taxes	112,839	107,774
Regulatory asset – swap contracts	215,177	221,540
Other	8,309	14,595

Total current assets	1,111,867	1,183,572

Regulatory and other non-current assets:
Regulatory assets:
Merger rate plan stranded costs	2,139,253	2,220,179
Swap contracts regulatory asset	—	46,500
Regulatory tax asset	110,660	100,765
Deferred environmental remediation costs	397,197	397,407
Pension and post-retirement benefit plans	1,020,794	1,028,129
Loss on reacquired debt	50,089	51,975
Other	306,583	379,257

Total regulatory assets	4,024,576	4,224,212
Other non-current assets	25,148	26,609

Total regulatory and other non-current assets	4,049,724	4,250,821

Total assets	$11,967,771	$12,166,755

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2007	2007

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock ($1 par value)
Authorized - 250,000,000 shares
Issued and outstanding - 187,364,863 shares	$187,365	$187,365
Additional paid-in capital	2,913,384	2,913,384
Accumulated other comprehensive loss	(5,854)	(58)
Retained earnings	998,980	976,688

Total common stockholder’s equity	4,093,875	4,077,379
Preferred equity:
Cumulative preferred stock ($100 par value, optionally redeemable)
Authorized - 3,400,000 shares
Issued and outstanding - 411,715 shares	41,170	41,170
Long-term debt	1,249,247	1,249,194
Long-term debt to affiliates	1,200,000	1,200,000

Total capitalization	6,584,292	6,567,743

Current liabilities:
Accounts payable (including payables to associated companies of $28,977 and $37,767, respectively)	232,872	330,976
Customers’ deposits	37,981	37,819
Accrued interest	30,476	56,625
Accrued taxes	88,964	30,343
Short-term debt to affiliates	460,800	395,300
Current portion of liability for swap contracts	215,177	221,540
Current portion of long-term debt	—	200,000
Derivative instruments	28,510	—
Other	117,944	105,886

Total current liabilities	1,212,724	1,378,489

Other non-current liabilities:
Accumulated deferred income taxes	1,644,205	1,694,047
Liability for swap contracts	—	46,500
Employee pension and other benefits	950,775	996,006
Liability for environmental remediation costs	397,197	397,407
Nuclear fuel disposal costs	160,195	158,196
Cost of removal regulatory liability	355,448	350,073
Deferred credits related to income taxes	71,532	—
Other	591,403	578,294

Total other non-current liabilities	4,170,755	4,220,523

Commitments and contingencies (Note C)	—	—

Total capitalization and liabilities	$11,967,771	$12,166,755

The accompanying notes are an integral part of these financial statements.

NIAGARA MOHAWK POWER CORPORATION AND SUBSIDIARY COMPANIES
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006

Operating activities:
Net income	$31,091	$28,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,993	52,237
Amortization of stranded costs and rate plan deferrals	120,733	98,729
Provision for deferred income taxes	(38,448)	(8,621)
Changes in operating assets and liabilities:
Net accounts receivable	101,494	127,544
Materials and supplies	(49,341)	(33,783)
Accounts payable and accrued expenses	(85,884)	(41,985)
Accrued interest and taxes	53,490	9,770
Pension and other post-retirement benefits	(45,231)	(20,106)
Prepaid taxes	48,598	13,345
Other, net	62,121	65,646

Net cash provided by operating activities	252,616	291,745

Investing activities:
Construction additions	(72,582)	(68,218)
Change in restricted cash	(45,512)	(31,648)
Other investments	(872)	508
Other, net	319	(4,319)

Net cash used in investing activities	(118,647)	(103,677)

Financing activities:
Dividends paid on preferred stock	(406)	(406)
Reductions in long-term debt	(200,000)	(275,000)
Borrowings of short-term debt to affiliates	98,000	86,000
Repayments of short-term debt to affiliates	(32,500)	—

Net cash used in financing activities	(134,906)	(189,406)

Net decrease in cash and cash equivalents	(937)	(1,338)
Cash and cash equivalents, beginning of period	15,746	10,847

Cash and cash equivalents, end of period	$14,809	$9,509

Supplemental disclosures of cash flow information:
Interest paid	$80,018	$86,538
Income taxes paid (refund received)	$(33,120)	$11,564
The accompanying notes are an integral part of these financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
Niagara Mohawk Power Corporation and subsidiary companies (the Company), in the opinion of management, have included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The March 31, 2007 Condensed Consolidated Balance Sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. The June 30, 2007 Condensed Consolidated Balance Sheet included in this Form 10-Q is unaudited, as it does not contain all of the footnote disclosures contained in the Company’s Annual Report on Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
Due to weather patterns in the Company’s service territory, electric sales tend to be substantially higher in summer and winter months and gas sales tend to peak in the winter. Notwithstanding other factors, the Company’s quarterly net income will generally fluctuate accordingly. The Company’s earnings for the three-month period ended June 30, 2007 may not be indicative of earnings for all or any part of the balance of the fiscal year.
The Company is a wholly owned subsidiary of Niagara Mohawk Holdings, Inc. (Holdings) and, indirectly, of National Grid plc.
Reclassifications:
Certain amounts from prior years have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.
New Accounting Standards:
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure for uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of applying the provision of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on April 1, 2007. See Note G – Income Taxes.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (GAAP) and expands disclosures about fair value measurements. The Company is currently evaluating SFAS No. 157 and at this time cannot determine the full impact that the potential requirements may have on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115.” This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

NOTE B – RATE AND REGULATORY ISSUES
General: The Company’s financial statements conform to GAAP, including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company records regulatory assets (expenses deferred for future recovery from customers) and regulatory liabilities (revenues collected for future payment of expenses or for return to customers) on the balance sheet. The Company’s regulatory assets were approximately $4.2 billion as of June 30, 2007 and $4.4 billion as of March 31, 2007. These regulatory assets are probable of recovery under the Company’s Merger Rate Plan (MRP) and Gas Multi-Year Rate and Restructuring Agreement. The Company is earning a return on most of its regulatory assets under its MRP. The Company believes that the prices it will charge for electric service in the future, including the Competitive Transition Charges (CTCs), will be sufficient to recover and earn a return on the MRP’s stranded regulatory assets over their planned amortization periods, assuming no unforeseen reduction in load or bypass of the CTCs. The Company’s ongoing electric business continues to be rate-regulated on a cost-of-service basis under the MRP and, accordingly, the Company continues to apply SFAS No. 71 to it. In addition, the Company’s Independent Power Producer (IPP) contracts, and the Purchase Power Agreements entered into when the Company exited the power generation business, continue to be the obligations of the regulated business.
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
The Company noted no such changes in the regulatory environment that would cause a change in the financial condition and results of operations.
Deferral Audit: As reported in the Company’s Form 10K, Niagara Mohawk and the other parties to the deferral audit associated with the Company’s second CTC reset executed and filed with the New York State Public Service Commission (PSC) on March 23, 2007, a Stipulation of the Parties (Stipulation) setting forth the resolution of these issues associated with the deferral audit. PSC approved this stipulation on July 19, 2007 without change.
Certain deferral account balances as of June 30, 2005 remain subject to audit by the Department of Public Service Staff (Staff). The Stipulation also clarifies going forward procedures for recording, reporting and auditing of certain other deferrals authorized for recovery.
Third CTC reset and Deferral Account filings: The next biannual deferral account filing included in the third CTC reset was made on August 1, 2007 for deferral balances as of June 30, 2007 and projected deferrals through December 31, 2009. The deferral account recoveries proposed in the third CTC reset are approximately $136 million per year over the two years (approximately $272 million over the two year period). This represents a reduction of $64 million per year over the $200 million per year currently being collected under the second CTC reset. These deferral recoveries are subject to audit by the Staff and further updates and adjustments in the proceeding. Any differences in the deferrals from this approved recovery level would be reflected in the next CTC reset that takes effect after 2009.

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
The MRP includes provisions related to frequency and duration of outages that might cause penalties to be doubled under certain circumstances when penalties have been incurred in the current year and two of the last four years. If such a circumstance existed, the $4.4 million penalties for exceeding the standards for outage frequency or duration could be doubled to $8.8 million unless the Company demonstrates to PSC that it has taken appropriate action to improve service quality under the affected standard. Once the doubling penalty provision has been triggered, the Company could be subject to the doubled penalty in the current year and any subsequent year of the MRP. In calendar year 2006, the Company incurred a $4.4 million penalty related to outage frequency, which it recorded in fiscal year 2007. Similar penalties were incurred in the three prior years. Based on this performance and consistent with the terms of the MRP, the PSC on June 29, 2007 issued a show cause order as to whether the penalty associated with the frequency of outages should be doubled to $8.8 million per year. The Company has filed a response, suggesting an alternative approach.
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
The U.S. Environmental Protection Agency (EPA), New York Department of Environmental Conservation (DEC), as well as private entities have alleged that the Company is a potentially responsible party under state or federal law for the remediation of an aggregate of approximately 86 sites, including 47 which are Company-owned. The Company’s most significant liabilities relate to former manufactured gas plant (MGP) facilities formerly owned or operated by the Company’s previous owners. The Company is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with the EPA and DEC.
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
The Company is pursuing claims against other potentially responsible parties to recover investigation and remediation costs it believes are the obligations of those parties. The Company cannot predict the success of such claims, however. As of June 30, 2007 and March 31, 2007, the Company had accrued liabilities related to its environmental obligations of $397 million. The high end of the range of potential liabilities at June 30, 2007, was estimated at $519 million.

Acquisition:
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
National Grid plc has made significant progress towards completion of this acquisition and has achieved several important milestones. National Grid plc has obtained clearances from the Federal Trade Commission in respect of the Hart-Scott-Rodino Antitrust Improvements Act, from the Committee on Foreign Investment in the US and by the Federal Energy Regulatory Commisson (FERC), and received approval from both National Grid plc and KeySpan shareholders. National Grid plc and KeySpan have signed an agreement with the Long Island Power Authority in principle regarding amended contracts, which is subject to approval by the Attorney General of New York. On July 12, 2007, the New Hampshire Public Utilities Commission approved the merger and an associated comprehensive settlement agreement among National Grid plc and its indirect subsidiary Granite State Electric Company, an affiliate of the Company, KeySpan Corporation and its subsidiary EnergyNorth Natural Gas, Inc., Staff of the New Hampshire Public Utilities Commission, and the Office of Consumer Advocate which was submitted to the Commission on May 15, 2007. In New York, a Merger & Gas Revenue Requirement Joint Proposal (Joint Proposal) dated July 6, 2007, was executed by and among KeySpan Corporation, The Brooklyn Union Gas Company d/b/a KeySpan Energy Delivery New York, KeySpan Gas East Corporation d/b/a KeySpan Energy Delivery Long Island, National Grid plc, Niagara Mohawk Power Corporation, the Staff of the New York State Department of Public Service, the New York State Consumer Protection Board, the City of New York, the Natural Resources Defense Council, Pace Energy Project, the Public Utility Law Project, the Association for Energy Affordability, the International Brotherhood of Electrical Workers, Locals 1049 & 1381, and the International Brotherhood of Electrical Workers, Local 97 (collectively referred to herein as “the Signatory Parties”), recommending approval of the merger. The Joint Proposal is subject to the approval of the New York Public Service Commission and a decision by the New York Public Service Commission on the Joint Proposal is anticipated on August 22, 2007. Closing is anticipated soon thereafter.

In connection with the pending acquisition with KeySpan, National Grid and KeySpan are seeking voluntary non-union workforce reductions through the voluntary early retirement offer (VERO) to 700 non-union employees in selected areas in both companies in June 2007, including employees of the Company. Eligible employees must have been working in a targeted area as of April 13, 2007 and be age 52 or older with seven or more completed years of service as of September 30, 2007. The VERO is contingent upon the closing of the merger. As of the August 8, 2007 enrollment deadline, approximately 82 percent of eligible employees elected to accept the VERO. The Company cannot reasonably estimate the amount of its VERO-related costs at this time.
NOTE D – SEGMENT INFORMATION
Segmental information is presented in accordance with management responsibilities and the economic characteristics of the Company’s business activities. The Company is primarily engaged in the business of the purchase, transmission and distribution of electricity and the purchase, distribution, sale and transportation of natural gas in New York State. The Company’s reportable segments are electric-transmission, electric-distribution including stranded cost recoveries associated with the divesture of the Company’s generating assets under deregulation, and gas-distribution. Certain information regarding the Company’s segments is set forth in the following tables. Corporate assets consist primarily of other property and investments, cash, restricted cash, current deferred income taxes and unamortized debt expense. General corporate expenses, property common to the various segments, and depreciation of such common properties have been fully allocated to the segments based on labor or plant, using a percentage derived from total labor or plant amounts charged directly to certain operating expense accounts or certain plant accounts.

	Electric-Distribution
		Stranded Cost		Gas-	Electric -	Total
(In thousands of dollars)	Distribution	Recoveries	Total	Distribution	Transmission	Segments

Three Months Ended:
June 30, 2007
Operating revenue	$646,821	$70,782	$717,603	$205,529	$65,933	$989,065
Operating income before income taxes	27,194	25,911	53,105	19,672	22,632	95,409
Depreciation and amortization	34,898	54	34,952	10,059	8,982	53,993
Amortization of stranded costs and rate plan deferrals	34,650	82,266	116,916	—	3,817	120,733

June 30, 2006
Operating revenue	$603,789	$66,225	$670,014	$183,521	$61,648	$915,183
Operating income before income taxes	27,808	38,964	66,772	18,535	23,518	108,825
Depreciation and amortization	33,690	54	33,744	9,794	8,699	52,237
Amortization of stranded costs and rate plan deferrals	33,999	63,984	97,983	—	746	98,729

	Electric-Distribution
		Stranded Cost		Gas-	Electric -		Total
(In thousands of dollars)	Distribution	Recoveries	Total	Distribution	Transmission	Corporate	Segments

June 30, 2007
Goodwill	$742,078	$—	$742,078	$227,874	$321,959	$—	$1,291,911
Total assets	5,951,673	2,234,226	8,185,899	2,032,913	1,683,668	65,291	11,967,771

March 31, 2007
Goodwill	$713,397	$—	$713,397	$219,468	$309,596	$—	$1,242,461
Total assets	6,167,150	2,371,781	8,538,931	1,960,316	1,637,755	29,753	12,166,755

NOTE E – CHANGES IN EQUITY ACCOUNTS

	Gain			Total
	On			Accumulated
	Available-			Other
	for-Sale	Pension	Cash Flow	Comprehensive
(In thousands of dollars)	Securities	Liability	Hedges	Income (Loss)

March 31, 2007 balance, net of tax (1)	$1,456	$(1,269)	$(245)	$(58)
Unrealized gains on securities	351	—	—	351
Hedging activity	—	—	(10,446)	(10,446)
Amortization of post-retirement benefit costs		12		12
Reclassification adjustment for losses included in net income	109	—	4,178	4,287

June 30, 2007 balance, net of tax	$1,916	$(1,257)	$(6,513)	$(5,854)

The deferred tax benefit (expense) on other comprehensive income for the following periods was:

	Three Months Ended
	June 30,
(In thousands of dollars)	2007	2006

Unrealized gains (losses) on securities	$(234)	$181
Hedging activity	6,964	3,562
Amortization of Pension and PBOP costs	(8)	—
Reclassification adjustment for gains included in net income	(2,858)	(1,063)

	$3,864	$2,680

(1)	The fiscal year ended March 31, 2007 accumulated other comprehensive income (AOCI) balance has been adjusted by a $1.3 million reduction related to the fiscal year 2007 adoption of SFAS No. 158. In the fiscal year 2007 Annual Report on Form 10-K, the impact of this adjustment was presented as a 2007 activity and therefore was included in comprehensive income. However, it should have been reported as a direct reduction of accumulated other comprehensive income in the changes in equity accounts disclosed as an adjustment in the reporting period and excluded from comprehensive income. The March 31, 2007, AOCI balance reported in the fiscal year 2007 Annual Report on Form 10-K was properly stated.
NOTE F – EMPLOYEE BENEFITS
As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the Company provides benefits to retirees in the form of pension and other postretirement benefits. The qualified defined benefit pension plan covers substantially all employees meeting certain minimum age and service requirements. Funding policy for the retirement plans is determined largely by the Company’s settlement agreements with the PSC and what is recovered in rates. However, the Company will contribute no less than the minimum amounts that are required under the Pension Protection Act of 2006. The pension plan’s assets primarily consist of investments in equity and debt securities. In addition, the Company sponsors a non-qualified plan (i.e., a plan that does not meet the criteria for tax benefits) that covers officers, certain other key employees and former non-employee directors. The Company provides certain health care and life insurance benefits to retired employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

The benefit plans’ costs charged to the Company during the three-month period ended June 30, 2007 and 2006 include the following:

			Other Postretirement
(In thousands of dollars)	Pension Benefits		Benefits
For the Three Months Ended June 30,	2007	2006	2007	2006

Service cost	$6,821	$7,492	$4,339	$4,538
Interest cost	16,695	18,285	19,492	18,959
Expected return on plan assets	(18,735)	(16,121)	(11,023)	(11,642)
Prior service cost	809	819	3,647	3,647
Amortization of net loss	7,416	7,841	8,109	7,894

Net periodic benefit cost	$13,006	$18,316	$24,564	$23,396

Estimated contributions for fiscal year 2008	$342,000		$—
NOTE G – INCOME TAXES
In July 2006, the FASB issued FIN 48. FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 establishes criteria for the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the Company determines that it is more-likely-than-not that the tax position will be ultimately sustained.
The total amount of gross unrecognized tax benefits at March 31, 2007 was $52.5 million. Upon adoption of FIN 48 on April 1, 2007, the Company recorded an adjusting entry for unrecognized tax benefits totaling $71.5 million, of which $17 million had been previously reflected as a deferred tax liability. The adjusting entry also included $49.5 million which was recorded to goodwill because it related to a pre-acquisition period of the Company. Of the total gross unrecognized tax liability, $6.8 million would impact the effective tax rate, if recognized. In addition, the Company has accrued for total interest of $31.1 million, gross. During the quarter ended June 30, 2007, the Company recorded interest expense of $2.6 million, gross.
Effective as of April 1, 2007, the Company recognizes interest accrued related to uncertain tax positions in interest income or interest expense and related penalties, if applicable, in operating expenses. In prior reporting periods, the Company recognized such accrued interest and penalties in income tax expense. No penalties were recognized during the three months ended June 30, 2007.
As of June 30, 2007, the Company is under examination by the Internal Revenue Service (IRS) for the fiscal years ending March 31, 2003 and March 31, 2004. New York State is currently auditing the Company for the fiscal years ending March 31, 2003 through March 31, 2005. The Company expects the IRS to complete their fieldwork on the current audit within the next twelve months. As a result, it expects to pay $2 million of total gross unrecognized tax benefits.
On April 9, 2007, New York State enacted its 2007 — 2008 budget, which included amendments to the state income tax. Those amendments include a reduction in the corporate net income tax rate to 7.1 percent from 7.5 percent, and the adoption of a single sales factor for apportioning taxable income to New York State. Both amendments are effective January 1, 2007. The Company has evaluated the effects of the amendments and believes that the amendments will not have a material effect on its financial position, cash flows or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This report and other presentations made by Niagara Mohawk Power Corporation (the Company) contain certain statements that are neither reported financial results nor other historical information. These statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward-looking statements can be identified by the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” “believe,” “hopes,” or similar expressions. Because these forward-looking statements are subject to assumptions, risks and uncertainties, actual future results may differ materially from those expressed in or implied by such statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
(a)	the impact of further electric and gas industry restructuring;

(b)	changes in general economic conditions in New York;

(c)	federal and state regulatory developments and changes in law, including those governing municipalization and exit fees;

(d)	changes in accounting rules and interpretations, which may have an adverse impact on the Company’s statements of financial position, reported earnings and cash flows;

(e)	timing and adequacy of rate relief;

(f)	failure to achieve reductions in costs or to achieve operational efficiencies;

(g)	failure to retain key management;

(h)	adverse changes in electric load;

(i)	acts of terrorism;

(j)	unseasonable weather, climatic changes or unexpected changes in historical weather patterns; and

(k)	failure to recover costs currently deferred under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” as amended, and the Merger Rate Plan (MRP) in effect with the New York State Public Service Commission (PSC).
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, Niagara Mohawk Power Corporation does not undertake any obligation to revise any statements in this report to reflect events or circumstances after the date of this report.
The Business: The Company’s primary business driver is the long-term rate plan with state regulators through which the Company can earn and retain certain amounts in excess of traditional regulatory allowed returns. The plan provides incentive returns and shared savings allowances, which allow the Company an opportunity to benefit from efficiency gains identified within operations. Other main business drivers for the Company include the ability to streamline operations, enhance reliability and generate funds for investment in the Company’s infrastructure.
CRITICAL ACCOUNTING POLICIES
Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the period ended March 31, 2007, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies” for a detailed discussion of these policies.

RESULTS OF OPERATIONS
EARNINGS
Net income for the three months ended June 30, 2007 increased by $2 million compared to the same period in the prior fiscal year. This was partly due to decreases in income taxes and interest expenses offset by increases in other operation and maintenance expense. See the following discussions of revenues and operating expenses for more detailed explanation.
REVENUES
Electric
The Company’s electricity business encompasses the transmission and distribution of electricity including the recovery of stranded costs. Rates are based on historical or forecasted costs, and the Company earns a return on its assets, including a return on the stranded costs associated with the divestiture of the Company’s generating assets under deregulation. Since the start of electricity deregulation in the state of New York, retail electric customers have been migrating to competitive suppliers for their electric commodity requirements. Commodity costs are passed through directly to customers.
Electric revenue includes:
•	Retail sales — delivery charges and recovery of purchased power costs from customers who purchase their electric supply from the Company.

•	Delivery only sales – charges for only the delivery of electricity for customers who purchase their power from competitive electricity suppliers.

•	Sales for resale – sales of excess electricity to the New York Independent System Operator at the market price of electricity. Any gains or losses on sales for resale are passed through directly to customers.
Gas
The Company is also a gas distribution company that services customers in cities and towns in central and eastern New York. The Company’s gas rate plan allows it to recover all gas commodity costs (i.e., the purchasing, interstate transportation and storage of gas for sale to customers) from customers (similar to the recovery of purchased electricity).
Gas revenue includes:
•	Retail sales – changes for the distribution (transportation) and the purchase of gas commodity to customers who purchase their gas supply from the Company.

•	Transportation revenue – charges for the transportation of gas to customers who purchase their gas commodity from other suppliers.

•	Off-System wholesale sales – wholesale sales of gas commodity to entities that are not distribution system customers and not retail gas users.
Electric revenues increased $52 million during the three months ended June 30, 2007 compared to the same period in the prior fiscal year. The increase was primarily due to an overall increase in kWh deliveries of 3.4 percent and an increase in the cost of electricity that was passed on to customers. The sales volume increase was primarily a result of milder weather in the prior fiscal year compared to the same period in the current fiscal year. Also contributing to the increase was $17 million due to the recovery of the MRP deferral account recovery. In fiscal 2006, the Company implemented a $100 million rate increase during the nine month period ended December 31, 2006 to recover MRP deferrals. The Company implemented a second rate increase of $200 million effective January 1, 2007 for calendar year 2007. The increase also includes a $5 million increase in stranded cost revenues reflecting recovery that will continue to occur unevenly at levels that increase over the ten-year term of the plan ending on December 31, 2011. MRP deferral and stranded cost recoveries do not impact net income since the Company recognizes an equal and offsetting amount of amortization expense. These increases in electric revenues were partially offset by the impact of customers migrating to competitive suppliers for their commodity requirements.

Gas revenues increased by $22 million for the three months ended June 2007, compared to the same period in the prior fiscal year. The increase was primarily due to increased volumes of gas sold both on-system to the Company’s system customers and off-system for resale in interstate commerce.

Change in Gas Revenues
Period Ended June 30, 2007
Three
(In millions of dollars)	Months

Cost of purchased gas	$21
Delivery revenue	1

Total	$22

The volume of gas sold for the three months ended June 30, 2007, excluding transportation of customer-owned gas, increased 1.5 million Dth, or 13.3 percent, compared to the same period in the prior fiscal year. This increase was primarily due to milder weather in the prior fiscal year as compared to the same period in the current fiscal year.
OPERATING EXPENSES
Purchased electricity increased by $29 million during the three months ended June 30, 2007 compared to the same period in the prior fiscal year. Of the $29 million increase in purchased electricity, approximately $11 million of the increase was contributed by increased volume and approximately $18 million was contributed by increased purchase price. The increase in the volume of electricity purchased of 0.2 billion kWh, or 3.6 percent was primarily caused by colder weather in the current fiscal year compared to the same period in the prior fiscal year. Increased purchased electricity costs do not affect electric margin or net income because the Company’s rate plan allows full recovery from customers. The increase in purchased electricity was partially offset by the impact of customer migration for their energy supply.
Purchased gas expense increased $21 million for the three months ended June 30, 2007, compared to the same period in the prior fiscal year. This increase was primarily a result of an increase in the volume of gas purchased for system customers and an increase of $8 million in the cost of gas purchased for off-system sales. These costs do not affect gas margin because the Company’s rate plan allows full recovery from customers.
Other operation and maintenance expense increased $14 million for the three months ended June 30, 2007 compared to the same period in the prior fiscal year. The table below details the components of the fluctuations.

Period Ended June 30, 2007
Three
(In millions of dollars)	Months

Energy management assessments	$3
Bad debt expense	3
Storm costs	5
Consultants and contractors	3

Total	$14

Energy management assessments represent amounts assessed by the New York State Energy Research Development Agency for state-wide renewable energy initiatives and electric system benefit programs. Any increases or decreases in these assessments results in an offsetting adjustment to revenues.

Bad debt expense increased because of higher revenues billed to customers as a result of colder February and March months than in the prior fiscal year.
The Company is allowed to recover from customers the costs of major storms in which the costs and/or number of customers affected exceed certain specified thresholds. Non-recoverable storm costs are composed of: (1) the first $8 million of costs, cumulatively, associated with major storms, and (2) the costs of each storm thereafter that do not qualify as a major storm as defined in the Company’s rate plan. Non-recoverable storm costs increased due to a higher incidence of severe storms that occurred in the current fiscal year as compared to the prior year that did not qualify for recovery from customers.
The increase in consultants and contractor costs is primarily due to increased tree trimming costs associated with the Company’s reliability improvement program. In addition, the Company has been utilizing more external vendors in response to merger integration initiatives.
Amortization of stranded costs and rate plan deferrals increased $22 million during the three months ended June 30, 2007 compared to the same period in the prior fiscal year. The increase is primarily due to increased MRP deferral recoveries and stranded cost revenues as described in the electric revenue section. Under the MRP, the stranded cost regulatory asset is amortized unevenly at levels that increase over the ten-year term of the plan ending on December 31, 2011. The change in the amortization of stranded costs and deferral account balance is included in the Company’s revenues and does not impact net income.
Income taxes decreased $10 million for the three months ended June 30, 2007 compared to the same period in the prior fiscal year. The decrease was primarily due to lower book pretax income.
NON-OPERATING EXPENSES
Interest charges decreased $5 million for the three months ended June 30, 2007 compared to the same period in the prior fiscal year. The decrease is primarily due to decreased long-term debt outstanding.
LIQUIDITY AND CAPITAL RESOURCES
Short-term liquidity. At June 30, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $15 million and accounts receivable of $569 million. The Company has a negative working capital balance of $101 million primarily due to short-term debt due to affiliates of $461 million and accounts payable of $233 million. As discussed below, the Company believes it has sufficient cash flow and borrowing capacity to fund such deficits as necessary in the near term and to cover its debt requirements.
Net cash provided by operating activities were $253 million for the three months ended June 30, 2007. The primary activities affecting operating cash flows are:
•	depreciation and amortization of $54 million.
•	amortization of stranded costs and rate plan deferrals of $121 million in accordance with the MRP.
•	decrease in accounts receivable of $101 million.
•	increase in accrued interest and taxes of $53 million.

These increases were partially offset by:
•	increase in materials and supplies of $49 million primarily due to a higher level of gas storage.
•	decrease in accounts payable and accrued expenses of $86 million.
Net cash used in investing activities was $119 million for the three months ended June 30, 2007 compared to $104 million during the same period in the prior fiscal year. This was primarily a result of increases in construction additions of $73 million at June 30, 2007 compared to $68 million at June 30, 2006 and restricted cash of $46 million at June 30, 2007 compared to $32 million at June 30, 2006.
Net cash used in financing activities was $135 million for the three months ended June 30, 2007 compared with $189 million during the same period in the prior fiscal year. The decrease was primarily due to lower debt repayment of $200 million at June 30, 2007 compared to $275 million at June 30, 2006. This was partially offset by increased repayment on borrowings of short-term debt from affiliates of $33 million at June 30, 2007 with no comparable repayment at June 30, 2006.
Long-term liquidity. The Company’s total capital requirements consist of amounts for its construction program, working capital needs and maturing debt issues. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for further information on long-term commitments.
OTHER REGULATORY MATTERS
Deferral Audit: As reported in the Company’s Form 10K, Niagara Mohawk and the other parties to the deferral audit associated with the Company’s Second CTC Reset executed and filed with the New York State Public Service Commission (PSC) on March 23, 2007, a Stipulation of the Parties (Stipulation) setting forth the resolution of these issues associated with the deferral audit. PSC approved this stipulation on July 19, 2007 without change.
Certain deferral account balances as of June 30, 2005 remain subject to audit by the Department of Public Service Staff (Staff). The Stipulation also clarifies going forward procedures for recording, reporting and auditing of certain other deferrals authorized for recovery.
Third CTC reset and Deferral Account filings: The next biannual deferral account filing included in the third CTC reset was made on August 1, 2007 for deferral balances as of June 30, 2007 and projected deferrals through December 31, 2009. The deferral account recoveries proposed in the third CTC reset are approximately $136 million per year over the two years (approximately $272 million over the two year period). This represents a reduction of $64 million per year over the $200 million per year currently being collected under the second CTC reset. These deferral recoveries are subject to audit by the Staff and further updates and adjustments in the proceeding. Any differences in the deferrals from this approved recovery level would be reflected in the next CTC reset that takes effect after 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk or market risk strategies during the three months ended June 30, 2007. For a detailed discussion of market risk, see the Company’s Annual Report on Form 10-K for fiscal year ended March 31, 2007, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Our business is heavily regulated, and changes in law or regulation could adversely affect us. Regulatory decisions concerning, for example, whether licenses or approvals to operate are renewed and the level of permitted revenues could have an adverse impact on our results of operations, cash flows and financial condition. Our rate plan provides for deferral and recovery of the effects of any externally imposed accounting changes, and changes in federal and state rates, laws, regulations and precedents governing taxes that increase or decrease our costs or revenues from electric operations by more than $2 million per year, or by an amount that exceeds 1 percent of annual gas earnings. However, these deferred amounts are subject to regulatory review and audit. This is discussed in more detail in Note B to the Financial Statements.
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
We are responsible for transporting available electricity and gas and, for those customers that have not chosen another supplier, we are also responsible for acquiring and providing electricity and gas which we procure from commodity suppliers. However, where there is insufficient supply, no matter the cause, our role is to manage the system safely, which, in extreme circumstances, may require us to disconnect consumers.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2007 to be signed on its behalf by the undersigned thereunto duly authorized.

NIAGARA MOHAWK POWER CORPORATION
Date: August 14, 2007	By	/s/ Paul J. Bailey
Paul J. Bailey
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
RR	Niagara Mohawk Current Report on Form 8-K dated August 7, 2007

*10(gg)	Service Agreement by and between National Grid USA and Cheryl A. LaFleur dated August 1, 2007

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32	Certifications Pursuant to 18 U.S.C.1350

*	Filed herewith